Form 10-Q
period 1996-06-30
VICAL INC
filed 1996-08-13
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21088

                               VICAL INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    93-0948554
- - -------------------------------------------------------------------------------
(State or other  jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

9373 Towne Centre Dr., Suite 100, San Diego, California        92121
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)

                                 (619) 453-9900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X    No     .
                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at June 30, 1996
         -----                                     ----------------------------
Common Stock, $.01 par value                                15,384,924

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
COVER PAGE.....................................................................................      1

TABLE OF CONTENTS..............................................................................      2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets as of June 30, 1996 and December 31, 1995..............................      3

         Statements of Operations for the three months ended June 30, 1996 and
         June 30, 1995 and for the six months ended June 30, 1996 and June 30, 1995............      4

         Statements of Cash Flows for the six months ended June 30, 1996 and
         June 30, 1995.........................................................................      5

         Notes to Financial Statements.........................................................      6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................      8

PART II.  OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................      *

         ITEM 2.  Changes in Securities........................................................      *

         ITEM 3.  Defaults upon Senior Securities..............................................      *

         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................     11

         ITEM 5.  Other Information............................................................      *

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................     12

SIGNATURE......................................................................................     13

EXHIBIT LIST...................................................................................     14

* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                               VICAL INCORPORATED
                                 BALANCE SHEETS

                                                                       June 30,         December 31,
                                                                        1996               1995
ASSETS                                                               (Unaudited)
                                                                     ------------       ------------
Current Assets:
  Cash and cash equivalents                                          $  5,993,781       $  7,174,128
  Marketable securities                                                44,020,191         45,353,638
  Receivables and other                                                 1,020,103            528,089
                                                                     ------------       ------------
    Total current assets                                               51,034,075         53,055,855
                                                                     ------------       ------------

Property and Equipment:
  Equipment                                                             3,408,056          3,218,315
  Leasehold improvements                                                1,132,566            517,846
                                                                     ------------       ------------
                                                                        4,540,622          3,736,161
  Less-Accumulated depreciation and amortization                       (3,259,001)        (3,044,110)
                                                                     ------------       ------------
                                                                        1,281,621            692,051
                                                                     ------------       ------------

Patent Costs                                                              979,441            835,410
Deposits and Other Assets                                               1,052,082            534,188
                                                                     ------------       ------------
                                                                     $ 54,347,219       $ 55,117,504
                                                                     ============       ============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                              $    650,409       $    528,297
  Current portion of capital lease obligations                            281,228            307,485
  Deferred revenue                                                        739,493            679,167
                                                                     ------------       ------------
    Total current liabilities                                           1,671,130          1,514,949
                                                                     ------------       ------------

Long-Term Obligations:
  Notes Payable                                                           641,320                 --
  Long-Term Obligations Under Capital Leases                              327,795            338,514
                                                                     ------------       ------------
    Total long-term obligations                                           969,115            338,514
                                                                     ------------       ------------

Stockholders' Equity:
   Common stock, $.01 par value--40,000,000 shares authorized--
     15,384,924 and 15,364,265 shares issued and outstanding
     at June 30, 1996 and December 31, 1995, respectively                 153,849            153,643
  Additional paid-in capital                                           72,859,955         72,728,484
  Deferred compensation                                                   (53,712)          (158,427)
  Unrealized gain (loss) on marketable securities                        (134,460)           104,176
  Accumulated deficit                                                 (21,118,658)       (19,563,835)
                                                                     ------------       ------------
    Total stockholders' equity                                         51,706,974         53,264,041
                                                                     ------------       ------------
Total Liabilities and Stockholders' Equity                           $ 54,347,219       $ 55,117,504
                                                                     ============       ============

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three months ended                        Six months ended
                                                                  June 30,                                 June 30,
                                                     ---------------------------------         ---------------------------------
                                                         1996                 1995                 1996                 1995
                                                     ------------         ------------         ------------         ------------
Revenues:
  Contract revenue                                   $    226,228         $    225,000         $    509,428         $    452,979
  License/royalty revenue                               3,329,300            3,262,804            3,566,587            4,011,391
                                                     ------------         ------------         ------------         ------------
                                                        3,555,528            3,487,804            4,076,015            4,464,370

Expenses:
  Research and development                              3,133,421            2,818,575            5,513,839            4,906,530
  General and administrative                              738,719            1,030,254            1,469,021            1,712,995
                                                     ------------         ------------         ------------         ------------
                                                        3,872,140            3,848,829            6,982,860            6,619,525
                                                     ------------         ------------         ------------         ------------
Loss from operations                                     (316,612)            (361,025)          (2,906,845)          (2,155,155)
  Interest income                                         680,036              334,589            1,379,052              631,318
  Interest expense                                         13,011               19,533               27,030               39,379
                                                     ------------         ------------         ------------         ------------
    Net income (loss)                                $    350,413         $    (45,969)          (1,554,823)          (1,563,216)
                                                     ============         ============         ============         ============


Net earnings (loss) per share (Note 2)               $        .02         $       (.00)        $       (.10)        $       (.12)
                                                     ============         ============         ============         ============

Shares used in per share calculation (Note 2)          15,791,282           12,845,612           15,377,166           12,845,613
                                                     ============         ============         ============         ============

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six months ended
                                                                                      June 30,
                                                                            -----------------------------
                                                                                1996             1995
                                                                            ------------     ------------
Cash flows provided from (used in) operating activities:
  Net loss                                                                  $(1,554,823)     $(1,563,216)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                             241,830          290,849
      Compensation expense related to stock purchases                           103,800          131,339
      Write-off of patent application costs                                       3,247          219,242
  Change in operating assets and liabilities:
      Receivables and other                                                    (492,014)         140,327
      Accounts payable and accrued expenses                                     122,112          (67,229)
      Deferred revenue                                                           60,326         (762,500)

                                                                            -----------      -----------
            Net cash provided from (used in) operating activities            (1,515,522)      (1,611,188)
                                                                            -----------      -----------

Cash flows provided from (used in) investing activities:
  Marketable securities                                                       1,094,811        7,085,492
  Capital expenditures                                                         (682,071)         (23,645)
  Deposits and other assets                                                    (517,894)         346,358
  Patent expenditures                                                          (151,935)        (206,041)
                                                                            -----------       ----------
            Net cash provided from (used in) investment activities             (257,089)       7,202,164
                                                                            -----------      -----------

Cash flow provided provided from (used in) financing activities:
  Principal payments under capital lease obligations                           (181,649)        (196,725)
  Proceeds from note payable                                                    641,320               --
  Issuance of common stock, net                                                 132,593              (16)
                                                                            -----------      -----------

            Net cash provided from (used in) financing activities               592,264         (196,741)
                                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents                         (1,180,347)       5,394,235

Cash and cash equivalents at beginning of period                              7,174,128        2,264,130
                                                                            -----------      -----------

Cash and cash equivalents at end of period                                  $ 5,993,781      $ 7,658,365
                                                                            ===========      ===========


Supplemental Disclosure of Non-cash Investing and Financing Activities:
    Equipment acquired under capital leases                                 $   144,673 $        109,364
                                                                            ===========      ===========

See accompanying notes.

                               VICAL INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (unaudited)


1.       Organization and Basis of Presentation

         Organization

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

         Basis of Presentation

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 1996, and for the three month and six month periods ended June 30, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

         In January 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS 123 requires that the Company either recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on new fair value accounting rules or at a minimum disclose pro forma net income and earnings per share under the new method without actually adopting the new fair value accounting rules. Additionally, detailed disclosures about plan terms, exercise prices, and the assumptions used in measuring the fair value of stock-based grants must be disclosed. The Company has elected to adopt the alternative disclosure requirement of SFAS 123 and therefore will not be recording stock based compensation using fair value accounting as defined under SFAS 123.

         Patent Costs

         The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over the estimated economic lives of the patents using the straight-line method, commencing at the time the patents are issued. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value.

2.       Net Earnings (Loss) Per Share

         Net earnings (loss) per share for the three and six month periods ended June 30, 1996 and 1995 is computed using the weighted average number of common shares and common equivalent shares, as applicable, outstanding during the period. Common share equivalents represent shares issuable upon assumed exercise of stock options, using the treasury stock method, which would have a dilutive effect in periods where there are earnings. Common share equivalents are not considered in the calculation of net loss per share, as their effect would be anti-dilutive. Earnings (loss) per share on a fully diluted basis are the same as primary earnings per share for all periods presented.

3.       Notes Payable

         In June 1996, the Company obtained a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings currently bear interest at the bank's prime rate (8.25% at June 30, 1996) plus .5%, and the Company may alternatively choose to have its borrowings bear interest at the LIBOR rate plus 3.25%. Borrowings under the line of credit are secured by substantially all assets of the Company. In April 1997, any outstanding borrowings convert to a term loan amortized over three years. The term loan bears interest at the same rate options. In addition, the Company is required to comply with certain restrictive covenants. At June 30, 1996, borrowings under the line of credit totaled $641,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of June 30, 1996, the Company's accumulated deficit was approximately $21.1 million.

In September 1995, the Company commenced Phase II clinical trials of Allovectin-7 at ten teaching oncology centers in five tumor types: melanoma, colorectal carcinoma, renal cell carcinoma, breast carcinoma and non-Hodgkin's lymphoma. If appropriate rates and durations of clinical response are observed in these Phase II clinical trials, the data could potentially lead to the design and initiation of pivotal Phase II/III clinical trials to support product license approval submissions for certain indications. In addition, Allovectin-7 is being evaluated, either alone or in combination with an approved cancer therapeutic agent, in several other Phase I/II clinical trials. The trials are ongoing.

In April 1995, the Company initiated Phase I/II clinical testing of its second gene therapy product candidate, Leuvectin, at two clinical centers. Leuvectin is a gene-based product candidate intended for direct injection into tumor lesions of cancer patients. Twenty-four patients with advanced solid malignancies or lymphoma were enrolled in a Phase I/II clinical trial which evaluated the safety and biological activity of the experimental gene therapy. This trial concluded in the second quarter of 1996, and results were presented in May 1996. Since no toxicity or other adverse events were observed, a follow-on trial is planned to evaluate safety and biological activity at higher dose levels. This follow-on trial is scheduled to begin in late 1996.

There can be no assurance that the Company's product candidates will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company.

This Form 10-Q contains in addition to historical information, forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations are successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals, which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, the Company had revenues of $3,555,000. Revenue in the second quarter of 1996 included a milestone payment of $1,000,000 as the result of Merck & Co., Inc.'s ("Merck") initiation of a Phase I clinical trial of an experimental DNA vaccine against influenza virus, one of the seven infectious disease targets covered under Merck's research, collaboration and license agreement with Vical covering potential DNA vaccines. Also included in the second quarter was revenue from the exercise of three of five original license options, the extension of the option to a fifth vaccine target, and the addition of an option to a sixth vaccine target by Pasteur Merieux Serums & Vaccins ("Pasteur Merieux") under the research, option and license agreement with the Company. Vical received $2.6 million in return for these transactions. Revenue from Pasteur Merieux transactions totaling

$2,227,000 was recognized in the quarter. Other license, contract, and royalty revenue in the quarter amounted to $328,000. The Company had revenues of $3,488,000 for the quarter ended June 30, 1995. Of this amount, $3,104,000 resulted from license and contract revenue from Merck. In April 1995 pursuant to an existing research and collaboration agreement between the Company and Merck, Merck exercised its remaining options to license the Vical technology for use with three vaccine targets: hepatitis B, herpes simplex virus, and tuberculosis. On April 27, 1995, the Company received approximately $3 million in return for these license rights, all of which was recognized as license revenue in the second quarter of 1995. Other license, contract, and royalty revenue in the quarter amounted to $384,000. Revenues in the first six months of 1996 totaled $4,076,000 and consisted of $1,000,000 from Merck, $2,390,000 from Pasteur Merieux, and other license, royalty, and contract revenue totaling $686,000. For the six months ended June 30, 1995, the Company had revenues of $4,464,000. Revenues in the first six months of 1995 consisted of license revenue from Merck in the amount of $3,312,000, other license and royalty revenue totaling $699,000, as well as $453,000 in contract revenue. Future payments from Merck, if any, will be milestone and royalty payments, due upon Merck's development and commercialization of products under the agreement. There can be no assurance that such development and commercialization will occur.

The Company's total operating expenses for the quarter ended June 30, 1996, were $3,872,000 compared to $3,849,000 for the second quarter of 1995. Operating expenses for the six months ended June 30, 1996, were $6,983,000 as compared to $6,620,000 for the same period in 1995.

Research and development expenses increased to $3,133,000 for the three months ended June 30, 1996, as compared to $2,819,000 for the same period in 1995. For the six months ended June 30, 1996, research and development expenses increased to $5,514,000 from $4,907,000 for the same period in 1995. These increases in research and development expenses resulted primarily from ongoing clinical trials and related internal staffing increases. During the second quarter, Vical paid an option fee to Corixa Corporation to enter into an option agreement that allows the Company to combine its gene transfer technology with a gene encoding Corixa's proprietary immunomodulatory protein, called LeIF. Further potential expenses under the agreement may include internal research and development costs, a license fee, milestone payments, and royalties on product sales. Additionally, costs of staffing and funding of research being conducted at universities working in collaboration with Vical contributed to the increase in research and development expenses.

General and administrative expenses decreased to $739,000 for the three months ended June 30, 1996, from $1,030,000 for the same period in 1995 and to $1,469,000 for the six months ended June 30, 1996, from $1,713,000 in 1995. The change was primarily due to approximately $350,000 of previously capitalized building costs being written off to expense in the quarter ended June 30, 1995

Interest income increased from approximately $335,000 for the quarter ended June 30, 1995, to approximately $680,000 for the second quarter of 1996 and from $631,000 for the six months ended June 30, 1995 to $1,379,000 for the six months ended June 30, 1996. These changes are primarily the result of higher cash and investment balances and average rates of return.

Net earnings per share for the three months ended June 30, 1996, were $.02 per share as compared to a net loss per share of $.00 for the second quarter of 1995. Net loss for the six months ended June 30, 1996, was $.10 per share as compared to a net loss per share of $.12 for the same period in 1995.

Vical expects to incur substantial operating losses over the next several years due to anticipated significant increases in research and development expenses. The increases are expected to result from expanding preclinical and clinical trials for the Company's proposed products, increased patent and regulatory costs and associated increases in personnel. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred stock, three public offerings of common stock, and revenues from collaborative agreements. As of June 30, 1996, the Company had working capital of approximately $49.4 million compared to $51.5 million at December 31, 1995. Cash and marketable securities totaled approximately $50.0 million at June 30, 1996, compared to $52.5 million at December 31, 1995.

In June 1996, the Company obtained a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings currently bear interest at the bank's prime rate (8.25% at June 30, 1996) plus .5%, and the Company may alternatively choose to have its borrowings bear interest at the LIBOR rate plus 3.25%. Borrowings under the line of credit are secured by substantially all assets of the Company. In April 1997, any outstanding borrowings convert to a term loan amortized over three years. The term loan bears interest at the same rate options. In addition, the Company is required to comply with certain restrictive covenants. At June 30, 1996, borrowings under the line of credit totaled $641,000.

The Company expects to incur substantial additional research and development expense including continued increases in personnel costs and costs related to preclinical testing and clinical trials. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing and scale-up, and commercialization activities and arrangements. The Company intends to seek additional funding through research and development relationships with suitable potential corporate collaborators or through public or private financing. There can be no assurance that additional funding will be available on favorable terms, if at all.

If additional funding is not available, Vical anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating needs through 1998.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 13, 1996, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting.

1.  The following two Class I directors were elected:

         a. Alain B. Schreiber, M.D. 13,659,126 shares voted in favor of the nominee, 90,620 withheld their vote;

         b. Philip M. Young. 13,661,926 shares voted in favor of the nominee, 87,820 withheld their vote;

         The Company's Class II directors, Robert C. Bellas and Fred A. Middleton, will continue in office until 1997, and the Company's Class III directors, Patrick F. Latterell and Dale A. Smith, will continue in office until 1998.

2. The selection of the Company's independent auditors was ratified. 13,716,384 shares were voted in favor of the proposal, 14,594 were voted against the proposal, and 18,768 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


1.       Exhibits

         Exhibit 10.9 Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc. *

         Exhibit 27        Financial Data Schedule

2.       Reports on Form 8-K

              None


* This agreement, which was filed as Exhibit 10.9 to the Company's Form 10-Q for the Quarterly Period Ended September 30, 1994, is being filed herewith to make publicly available certain portions of the agreement which were previously confidential, but which have subsequently been publicly disclosed.

                               VICAL INCORPORATED



                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            Vical Incorporated


Date:    August 13, 1996                     By: /s/ Martha J. Demski
                                                --------------------
                                            Martha J. Demski
                                            Vice President and
                                            Chief Financial Officer
                                            (on behalf of the registrant and
                                            as the registrant's Principal
                                            Financial and Accounting
                                            Officer)

                                  EXHIBIT LIST


         Exhibit 10.9 Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc. *

         Exhibit 27        Financial Data Schedule


*This agreement, which was filed as Exhibit 10.9 to the Company's Form 10-Q for the Quarterly Period Ended September 30, 1994, is being filed herewith to make publicly available certain portions of the agreement which were previously confidential, but which have subsequently been publicly disclosed.