Form 10-Q
period 1996-09-30
VICAL INC
filed 1996-11-13
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21088

                               VICAL INCORPORATED
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    93-0948554
------------------------------------------------------------------------------
(State or other  jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

9373 Towne Centre Dr., Suite 100, San Diego, California      92121
------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

                                 (619) 453-9900
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X   No   .
                        ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at September 30, 1996
         -----                               ---------------------------------
Common Stock, $.01 par value                           15,386,003

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                        PAGE NO.
                                                                                        --------

COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets as of September 30, 1996, and December 31, 1995........................3

         Statements of Operations for the three months ended September 30, 1996 and
         1995, and for the nine months ended September 30, 1996 and 1995.......................4

         Statements of Cash Flows for the nine months ended September 30, 1996 and
         1995..................................................................................5

         Notes to Financial Statements.........................................................6

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................................8

PART II.  OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................*

         ITEM 2.  Changes in Securities........................................................*

         ITEM 3.  Defaults upon Senior Securities..............................................*

         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................*

         ITEM 5.  Other Information............................................................*

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................11

SIGNATURE......................................................................................12

EXHIBIT LIST...................................................................................13


* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VICAL INCORPORATED
                                 BALANCE SHEETS

                                                                      September 30,       December 31,
                                                                          1996                1995
ASSETS                                                                 (Unaudited)
                                                                      ------------        ------------
Current Assets:
  Cash and cash equivalents                                           $  4,178,007        $  7,174,128
  Marketable securities - available-for-sale                            44,495,955          45,353,638
  Receivables and other                                                  1,087,083             528,089
                                                                      ------------        ------------
    Total current assets                                                49,761,045          53,055,855
                                                                      ------------        ------------

Property and Equipment:
  Equipment                                                              4,244,132           3,218,315
  Leasehold improvements                                                 1,228,695             517,846
                                                                      ------------        ------------
                                                                         5,472,827           3,736,161
  Less-Accumulated depreciation and amortization                        (3,424,811)         (3,044,110)
                                                                      ------------        ------------
                                                                         2,048,016             692,051
                                                                      ------------        ------------

Patent Costs                                                             1,045,274             835,410
Deposits and Other Assets                                                  692,262             534,188
                                                                      ============        ============
                                                                      $ 53,546,597        $ 55,117,504
                                                                      ============        ============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                               $    619,378        $    528,297
  Current portion of capital lease obligations                             399,345             307,485
  Deferred revenue                                                       1,486,232             679,167
                                                                      ------------        ------------
    Total current liabilities                                            2,504,955           1,514,949
                                                                      ------------        ------------

Long-Term Obligations:
  Notes payable                                                            641,320                  --
  Long-term obligations under capital leases                               794,364             338,514
                                                                      ------------        ------------
    Total long-term obligations                                          1,435,684             338,514
                                                                      ------------        ------------

Stockholders' Equity:
   Common stock, $.01 par value--40,000,000 shares authorized--
     15,386,003 and 15,364,265 shares issued and outstanding
     at September 30, 1996, and December 31, 1995, respectively            153,860             153,643
  Additional paid-in capital                                            72,860,658          72,728,484
  Deferred compensation                                                    (14,232)           (158,427)
  Unrealized gain (loss) on marketable securities                          (85,194)            104,176
  Accumulated deficit                                                  (23,309,134)        (19,563,835)
                                                                      ------------        ------------
    Total stockholders' equity                                          49,605,958          53,264,041
                                                                      ------------        ------------
Total Liabilities and Stockholders' Equity                            $ 53,546,597        $ 55,117,504
                                                                      ============        ============

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three months ended                       Nine months ended
                                                                     September 30,                           September 30,
                                                           --------------------------------        --------------------------------
                                                              1996                1995                 1996               1995
                                                           ------------        ------------        ------------        ------------
Revenues:
  Contract revenue                                         $    254,673        $    246,567        $    764,101        $    699,546
  License/royalty revenue                                       285,853             914,440           3,852,440           4,925,831
                                                           ------------        ------------        ------------        ------------
                                                                540,526           1,161,007           4,616,541           5,625,377

Expenses:
  Research and development                                    2,628,286           2,016,483           8,142,125           6,923,013
  General and administrative                                    750,171             509,024           2,219,192           2,222,019
                                                           ------------        ------------        ------------        ------------
                                                              3,378,457           2,525,507          10,361,317           9,145,032
                                                           ------------        ------------        ------------        ------------
Loss from operations                                         (2,837,931)         (1,364,500)         (5,744,776)         (3,519,655)
  Interest income                                               683,654             325,341           2,062,706             956,659
  Interest expense                                               36,199              17,904              63,229              57,283
                                                           ------------        ------------        ------------        ------------
    Net loss                                               $ (2,190,476)       $ (1,057,063)       $ (3,745,299)       $ (2,620,279)
                                                           ============        ============        ============        ============


Net loss per share (Note 2)                                $       (.14)       $       (.08)       $       (.24)       $       (.20)
                                                           ============        ============        ============        ============

Shares used in computing net loss per share (Note 2)         15,385,428          12,955,170          15,379,940          12,882,533
                                                           ============        ============        ============        ============

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                              --------------------------------
                                                                                  1996                1995
                                                                              ------------        ------------
OPERATING ACTIVITIES:
  Net loss                                                                    $ (3,745,299)       $ (2,620,279)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                                423,271             401,171
      Compensation expense related to stock purchases                              143,280             186,175
      Write-off of abandoned patent application costs                                3,247             219,242
      Other                                                                             --               1,873
  Change in operating assets and liabilities:
      Receivables and other                                                       (558,994)         (1,137,311)
      Accounts payable and accrued expenses                                         91,081             (37,904)
      Deferred revenue                                                             807,065            (412,500)
                                                                              ------------        ------------
            Net cash provided from (used in) operating activities               (2,836,349)         (3,399,533)
                                                                              ------------        ------------

INVESTING ACTIVITIES:
  Marketable securities                                                            668,313           8,428,479
  Capital expenditures                                                            (923,799)            (37,153)
  Deposits and other assets                                                       (158,074)            374,486
   Patent expenditures                                                            (220,116)           (236,917)
                                                                              ------------        ------------
            Net cash provided from (used in) investment activities                (633,676)          8,528,895
                                                                              ------------        ------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                              (300,723)           (289,811)
  Proceeds from note payable                                                       641,320                  --
  Issuance of common stock, net                                                    133,307          28,592,564
                                                                              ------------        ------------
            Net cash provided from (used in) financing activities                  473,904          28,302,753
                                                                              ------------        ------------

Net increase (decrease) in cash and cash equivalents                            (2,996,121)         33,432,115

Cash and cash equivalents at beginning of period                                 7,174,128           2,264,130
                                                                              ------------        ------------

Cash and cash equivalents at end of period                                    $  4,178,007        $ 35,696,245
                                                                              ============        ============


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases                                   $    848,433        $    123,486
                                                                              ============        ============

See accompanying notes.

                               VICAL INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996
                                   (unaudited)


1.       Organization and Basis of Presentation

         Organization

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

         Basis of Presentation

         The information contained herein has been prepared in accordance with instructions for Form 10- Q. The information at September 30, 1996, and for the three month and nine month periods ended September 30, 1996 and 1995, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

         In January 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The Company has elected to adopt the alternative disclosure provisions of SFAS 123 and therefore will not be recording stock based compensation using fair value accounting as defined under SFAS 123.

         Patent Costs

         The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over the estimated economic lives of the patents using the straight-line method, commencing at the time the patents are issued. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. The Company continually evaluates its patent costs, and expenses accumulated costs if, and when, the basis of the patent exceeds the amount expected to be realized by future applicable product revenue.

2.       Net Loss Per Share

         Net loss per share for the three and nine month periods ended September 30, 1996 and 1995 is computed using the weighted average number of common shares outstanding during the period. Common share equivalents represent shares issuable upon assumed exercise of stock options, using the treasury stock method, which would have a dilutive effect in periods where there are earnings. Common share equivalents are not considered in the calculation of net loss per share, as their effect would be anti-dilutive.

3.       Notes Payable

         In June 1996, the Company obtained a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings currently bear interest at the bank's prime rate (8.25% at September 30, 1996) plus .5%, or the Company may alternatively choose to have its borrowings bear interest at the LIBOR rate plus 3.25%. Borrowings under the line of credit are secured by substantially all assets of the Company, and the Company is required to comply with certain financial covenants. In April 1997, any outstanding borrowings convert to a term loan with amortization over a three year period. The term loan will bear interest at the same rate options. At September 30, 1996, borrowings under the line of credit totaled $641,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of September 30, 1996, the Company's accumulated deficit was approximately $23.3 million.

In September 1995, the Company commenced Phase II clinical trials of Allovectin-7, a gene-based product candidate intended for direct injection into tumor lesions of cancer patients, at ten teaching oncology centers in five tumor types: melanoma, colorectal carcinoma, renal cell carcinoma, breast carcinoma and non-Hodgkin's lymphoma. If appropriate rates and durations of clinical response are observed in these Phase II clinical trials, the data could potentially lead to the design and initiation of pivotal Phase II/III clinical trials to support product license approval submissions for certain indications. Allovectin-7 is being evaluated in combination with low-dose IL-2 in a Phase I/II clinical trial in renal cell carcinoma patients. Also, several investigator initiated trials are ongoing using Allovectin-7 supplied by the Company.

In April 1995, the Company initiated Phase I/II clinical testing of its second gene therapy product candidate, Leuvectin, at two clinical centers. Leuvectin is a gene-based product candidate intended for direct injection into tumor lesions of cancer patients. Twenty-four patients with advanced solid malignancies or lymphoma were enrolled in a Phase I/II clinical trial which evaluated the safety and biological activity of the experimental gene therapy. This trial concluded in the second quarter of 1996, and results were presented in May 1996. Since no toxicity or other adverse events were observed, a follow-on trial was designed to evaluate safety and biological activity at higher dose levels. This follow-on trial began in October 1996.

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

For the quarter ended September 30, 1996, the Company had revenues of $541,000 including ongoing amortization of license, contract, and royalty revenue. The Company had revenues of $1,161,000 for the quarter ended September 30, 1995, including $750,000 of license revenue from Pasteur Merieux Serums & Vaccins ("Pasteur Merieux"). Other license, contract, and royalty revenues totaled $411,000. Revenues in the first nine months of 1996 totaled $4,617,000 and consisted of $1,000,000 from Merck & Co., Inc. ("Merck"), $2,568,000 from Pasteur Merieux, and other license, royalty, and contract revenue totaling $1,049,000. For the first nine months of 1995 revenues totaled $5,625,000, and consisted of contract revenue in the amount of $700,000, license revenue in the amount of $4,687,000 and royalty revenue of $238,000. Included in license revenue was $3,312,000 from Merck due to an exercise of options to license Vical technology. Future payments from Merck, if any, will be milestone and royalty payments, due upon Merck's development and commercialization of products under the agreement. There can be no assurance that such development and commercialization will occur.

The Company's total operating expenses for the quarter ended September 30, 1996, were $3,378,000 compared to $2,526,000 for the third quarter of 1995. Operating expenses for the nine months ended September 30, 1996, were $10,361,000 as compared to $9,145,000 for the same period in 1995.

Research and development expenses were $2,628,000 for the three months ended September 30, 1996, as compared to $2,016,000 for the same period in 1995. For the nine months ended September 30, 1996, research and development expenses increased to $8,142,000 from $6,923,000 for the same period in 1995. These increases in research and development expenses resulted primarily from option fees paid in the second quarter of 1996 and ongoing clinical trials and related internal staffing increases. Additionally, costs of staffing and funding of research being conducted at universities working in collaboration with Vical contributed to the increase in research and development expenses.

General and administrative expenses increased to $750,000 for the three months ended September 30, 1996, from $509,000 for the same period in 1995 primarily due to increased support for research and development efforts. Costs decreased to $2,219,000 for the nine months ended September 30, 1996, from $2,222,000 in 1995.

Interest income increased to approximately $684,000 for the third quarter of 1996 from approximately $325,000 for the quarter ended September 30, 1995, and to $2,063,000 for the nine months ended September 30, 1996 from $957,000 for the nine months ended September 30, 1995. These changes were primarily the result of higher cash and investment balances and average rates of return.

Net loss per share for the three months ended September 30, 1996, was $.14 per share as compared to a net loss per share of $.08 for the third quarter of 1995. Net loss for the nine months ended September 30, 1996, was $.24 per share as compared to a net loss per share of $.20 for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred stock, three public offerings of common stock, and revenues from collaborative agreements. As of September 30, 1996, the Company had working capital of approximately $47.3 million compared to $51.5 million at December 31, 1995. Cash and marketable securities totaled approximately $48.7 million at September 30, 1996, compared to $52.5 million at December 31, 1995.

In June 1996, the Company obtained a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings currently bear interest at the bank's prime rate (8.25% at September 30, 1996) plus .5%, and the Company may alternatively choose to have its borrowings bear interest at the LIBOR rate plus 3.25%. Borrowings under the line of credit are secured by substantially all assets of the Company. In April 1997, any outstanding borrowings convert to a term loan amortized over three years. The term loan bears interest at the same rate options. In addition, the Company is required to comply with certain restrictive covenants. At September 30, 1996, borrowings under the line of credit totaled $641,000.

In October 1996, the Company received $1,000,000 from Genzyme Corporation ("Genzyme") for the exercise of an option granting Genzyme exclusive worldwide rights to use Company technology for the treatment of cystic fibrosis.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


1.       Exhibits

         Exhibit 27           Financial Data Schedule

2.       Reports on Form 8-K

              None

                               VICAL INCORPORATED



                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                            Vical Incorporated


Date:  November 13, 1996                    By: s/Martha J. Demski
                                                ------------------
                                            Martha J. Demski
                                            Vice President and
                                            Chief Financial Officer
                                            (on behalf of the registrant and
                                            as the registrant's Principal
                                            Financial and Accounting
                                            Officer)

                                  EXHIBIT LIST



Exhibit 27           Financial Data Schedule