Form 10-Q
period 1997-03-31
VICAL INC
filed 1997-05-09
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                                        or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21088

                               VICAL INCORPORATED
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               93-0948554
-------------------------------------------------------------------------------
(State or other  jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

9373 Towne Centre Dr., Suite 100, San Diego, California             92121
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                 (619) 453-9900
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days -- Yes  X   No
                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at March 31, 1997
         -----                                     -----------------------------
Common Stock, $.01 par value                                    15,437,473

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                            PAGE NO.
                                                                                            --------
COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets as of March 31, 1997, and December 31, 1996............................3

         Statements of Operations for the Three Months Ended March 31, 1997
         and 1996..............................................................................4

         Statements of Cash Flows for the Three Months Ended March 31, 1997
         and 1996..............................................................................5

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VICAL INCORPORATED
                                 BALANCE SHEETS

                                                                      March 31,       December 31,
                                                                        1997             1996
                                                                    -------------     ------------
                                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                         $  9,650,717      $ 12,609,277
  Marketable securities - available-for-sale                          34,367,457        34,237,314
  Receivables and other                                                2,158,338         1,925,995
                                                                    ------------      ------------
    Total current assets                                              46,176,512        48,772,586
                                                                    ------------      ------------
Property and Equipment:
  Equipment                                                            4,779,147         4,635,432
  Leasehold improvements                                               1,518,982         1,235,199
                                                                    ------------      ------------
                                                                       6,298,129         5,870,631
  Less-accumulated depreciation and amortization                      (3,816,979)       (3,607,724)
                                                                    ------------      ------------
                                                                       2,481,150         2,262,907
                                                                    ------------      ------------
Patent Costs                                                           1,124,075         1,091,687
Deposits and Other Assets                                                108,795           312,900
                                                                    ============      ============
                                                                    $ 49,890,532      $ 52,440,080
                                                                    ============      ============

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                             $    545,843      $    810,384
  Current portion of capital lease obligations                           466,457           455,681
  Deferred revenue                                                       913,043         1,191,304
                                                                    ------------      ------------
    Total current liabilities                                          1,925,343         2,457,369
                                                                    ------------      ------------
Long-Term Obligations:
  Long-term obligations under capital leases                             963,509           976,164
  Notes payable                                                          641,320           641,320
                                                                    ------------      ------------
    Total long-term obligations                                        1,604,829         1,617,484
                                                                    ------------      ------------

Stockholders' Equity:
   Common stock, $.01 par value--40,000,000 shares authorized--
     15,437,473 and 15,396,582 shares issued and outstanding
     at March 31, 1997, and December 31, 1996, respectively              154,375           153,966
  Additional paid-in capital                                          73,018,840        72,904,472
  Unrealized gain (loss) on marketable securities                       (166,221)          (48,785)
  Accumulated deficit                                                (26,646,634)      (24,644,426)
                                                                    ------------      ------------
    Total stockholders' equity                                        46,360,360        48,365,227
                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity                          $ 49,890,532      $ 52,440,080
                                                                    ============      ============



See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three months ended
                                                                        March 31,
                                                         ---------------------------------------
                                                               1997                   1996
                                                         ----------------        ---------------
Revenues:
  Contract revenue                                       $        801,575       $        283,200
  License/royalty revenue                                         324,880                237,287
                                                         ----------------       ----------------
                                                                1,126,455                520,487

Expenses:
  Research and development                                      2,794,434              2,380,418
  General and administrative                                      896,590                730,302
                                                         ----------------       ----------------
                                                                3,691,024              3,110,720
                                                         ----------------       ----------------
Loss from operations                                           (2,564,569)            (2,590,233)
  Interest income                                                 610,077                699,016
  Interest expense                                                 47,716                 14,019
                                                         ----------------       ----------------
    Net loss                                             $     (2,002,208)      $     (1,905,236)
                                                         ================       ================
Net loss per share (Note 2)                              $           (.13)      $           (.12)
                                                         ================       ================
Weighted average shares used in computing net
 loss per share (Note 2)                                       15,422,895             15,373,021
                                                         ================       ================


See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three months ended
                                                                                       March 31,
                                                                            ------------------------------
                                                                                 1997              1996
                                                                            -------------     ------------
OPERATING ACTIVITIES:
  Net loss                                                                  $ (2,002,208)     $ (1,905,236)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                              218,140           104,811
      Compensation expense related to stock purchases                                 --            55,635
  Change in operating assets and liabilities:
      Receivables and other                                                     (232,343)         (199,681)
      Accounts payable and accrued expenses                                     (264,541)           13,464
      Deferred revenue                                                          (278,261)         (237,500)
                                                                            ------------      ------------
            Net cash provided from (used in) operating activities             (2,559,213)       (2,168,507)
                                                                            ------------      ------------

INVESTING ACTIVITIES:
  Marketable securities                                                         (247,579)         (595,128)
  Capital expenditures                                                          (311,891)          (48,561)
  Deposits and other assets                                                      204,105          (195,192)
  Patent expenditures                                                            (40,911)          (86,413)
                                                                            ------------      ------------
            Net cash provided from (used in) investment activities              (396,276)         (925,294)
                                                                            ------------      ------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                            (117,848)          (90,548)
  Issuance of common stock, net                                                  114,777           101,038
                                                                            ------------      ------------
            Net cash provided from (used in) financing activities                 (3,071)           10,490
                                                                            ------------      ------------

Net increase (decrease) in cash and cash equivalents                          (2,958,560)       (3,083,311)

Cash and cash equivalents at beginning of period                              12,609,277         7,174,128
                                                                            ------------      ------------
Cash and cash equivalents at end of period                                  $  9,650,717      $  4,090,817
                                                                            ============      ============
Supplemental Disclosure of Non-cash Investing and Financing Activities:
    Equipment acquired under capital leases                                 $    115,969      $     26,166
                                                                            ============      ============



See accompanying notes.

                               VICAL INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (unaudited)

1.       Organization and Basis of Presentation

         Organization

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

         Basis of Presentation

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at March 31, 1997, for the three month period ended March 31, 1997, and for the three month period ended March 31, 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       Net Loss Per Share

         Net loss per share for the three month periods ended March 31, 1997 and 1996, is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares are excluded as the effect would be antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any impact resulting from the adoption of this new standard upon current or previously reported earnings per share.

3.       Notes Payable

         In June 1996, the Company obtained a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings under the line of credit were secured by substantially all assets of the Company, and the Company was required to comply with certain financial covenants. In March 1997, the outstanding borrowings converted to a term loan bearing interest at the bank's prime rate (8.25% at March 31, 1997) plus .5%, or the Company may alternatively choose to have its outstanding balance bear interest at the LIBOR rate plus 3.25%. The term loan has a three year amortization period. At March 31, 1997, the loan balance was $641,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of March 31, 1997, the Company's accumulated deficit was approximately $26.6 million.

In September 1995, the Company commenced Phase II clinical trials of Allovectin-7 at ten teaching oncology centers in five tumor types: melanoma, colorectal carcinoma, renal cell carcinoma, breast carcinoma and non-Hodgkin's lymphoma. Treatment of more than 100 patients was completed in early 1997, and initial results are expected to be presented in the first half of 1997. In October 1996, Vical commenced additional multi-center Phase II clinical testing of Allovectin-7 in approximately 40 advanced melanoma patients. In addition, Allovectin-7 is being evaluated, either alone or in combination with approved cancer therapeutic agents, in several other Phase I/II clinical trials. If appropriate rates and durations of clinical response are observed in these Phase II clinical trials, the data could potentially lead to the design and initiation of pivotal Phase II/III clinical trials to support product license approval submissions.

In April 1995, the Company initiated Phase I/II clinical testing of its second gene therapy product candidate, Leuvectin, at two clinical centers. Leuvectin is a gene-based product candidate intended for direct injection into tumor lesions of cancer patients. Upon completion of the trials in February 1996, the Company concluded that the gene transfer was effective in the majority of patients, the treatment appeared to be safe and well-tolerated, and measurable tumor shrinkage was observed in 5 of 23 patients with various types of advanced malignancies. In October 1996, the Company initiated additional multi-center Phase I/II clinical testing of higher doses of Leuvectin in approximately 45 patients with advanced melanoma, renal cell carcinoma, and soft-tissue sarcoma. Accrual and treatment of patients in the additional trials were ongoing at March 31, 1997.

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

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations are successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals, which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues of $1,126,000 were recorded for the quarter ended March 31, 1997, consisting of license revenue of $178,000 primarily derived from the Pasteur Merieux Connaught ("PMC") and Rhone Merieux agreements, contract revenue from PMC and a Department of Defense grant totaling $802,000, and royalties amounting to $147,000. Included in contract revenue was an accrual of $475,000 representing an amount due from PMC for reimbursement of costs associated with the development of a DNA-based malaria vaccine. Pursuant to a Research Services Agreement (the "Agreement") entered into between the Company and PMC during March 1997, PMC agreed to reimburse the Company for past and ongoing development costs. Development is being conducted under a Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute. Vical has licensed the right to commercialize any vaccine product that emerges from research under the CRADA to PMC, subject to the right of the U.S. government to use any such vaccine for government purposes only. The Company had revenues of $520,000 for the quarter ended March 31, 1996, including ongoing amortization of license, contract, and royalty revenue.

The Company's total operating expenses for the quarter ended March 31, 1997, were $3,691,000 compared with $3,111,000 for the first quarter of 1996.

Research and development expenses increased to $2,794,000 for the three months ended March 31, 1997, from $2,380,000 for the same period in 1996. This increase in research and development expenses was generally due to expansion of the Company's research and development activities and preclinical and clinical efforts that resulted in facilities expansion, staffing increases, and increased expenditures on laboratory supplies.

General and administrative expenses increased to $897,000 for the three months ended March 31, 1997, from $730,000 for the same period in 1996. The increase is attributable to increasing operational expenses within the administrative area in support of the Company's expanding research and development activities.

Investment income decreased to $610,000 for the quarter ended March 31, 1997, from $699,000 for the same quarter of 1996, as a result of lower cash balances.

Net loss per share for the three months ended March 31, 1997, was $.13 per share compared with a net loss per share of $.12 for the same quarter of 1996. The Company expects to incur losses throughout the remainder of 1997 and to report a net loss per share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred stock, three public offerings of common stock, and revenues from collaborative agreements. As of March 31, 1997, the Company had working capital of approximately $44.3 million compared with $46.3 million at December 31, 1996. Cash and marketable securities totaled approximately $44.0 million at March 31, 1997, compared with $46.8 million at December 31, 1996.

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


                                           Vical Incorporated


Date:    May 7, 1997                       By: s/Martha J. Demski
                                               ------------------
                                           Martha J. Demski
                                           Vice President and
                                           Chief Financial Officer
                                           (on behalf of the registrant and
                                           as the registrant's Principal
                                           Financial and Accounting
                                           Officer)

           EXHIBIT
           NUMBER                 DESCRIPTION OF DOCUMENT
           ------                 -----------------------
1.       Exhibit 27               Financial Data Schedule