Form 10-Q
period 1997-06-30
VICAL INC
filed 1997-08-13
CIK 819050

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number:  0-21088

                           VICAL INCORPORATED
   ----------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Delaware                                93-0948554
   ----------------------------------------------------------------------
   (State or other  jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

   9373 Towne Centre Dr., Suite 100, San Diego, California      92121
   ----------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip code)

                              (619) 453-9900
   ----------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not Applicable
   ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  --  Yes  X    No    .
                                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at June 30, 1997
          -----                                 ----------------------------
Common Stock, $.01 par value                             15,451,161

                                VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                   PAGE NO.
                                                                   --------
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . .    2

PART I.  FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

     Balance Sheets as of June 30, 1997, and December 31, 1996 . .      3

     Statements of Operations for the Three Months Ended June 30,
     1997 and 1996, and for the Six Months ended June 30, 1997
     and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . .      4

     Statements of Cash Flows for the  Six Months ended June 30,
     1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .      5

     Notes to Financial Statements . . . . . . . . . . . . . . . .      6

     ITEM 2.

     Management's Discussion and Analysis of Financial Condition and
     Results of Operations . . . . . . . . . . . . . . . . . . . . . .  8

     ITEM 3.

     Quantitative and Qualitative Disclosure About Market Risk . . . .  *

PART II.  OTHER INFORMATION

     ITEM 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .  *

     ITEM 2.  Changes in Securities. . . . . . . . . . . . . . . . . .  *

     ITEM 3.  Defaults upon Senior Securities. . . . . . . . . . . . .  *

     ITEM 4.  Submission of Matters to a Vote of Security Holders. . . 11

     ITEM 5.  Other Information. . . . . . . . . . . . . . . . . . . .  *

     ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 11

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VICAL INCORPORATED
                                 BALANCE SHEETS


                                                     June 30,      December 31,
                                                       1997           1996
                                                    (Unaudited)
                                                   ------------  --------------
ASSETS
Current Assets:
  Cash and cash equivalents                        $  5,959,523   $ 12,609,277
  Marketable securities - available-for-sale         36,402,938     34,237,314
  Receivables and other                               1,564,293      1,925,995
                                                   ------------   ------------
    Total current assets                             43,926,754     48,772,586
                                                   ------------   ------------

Property and Equipment:
  Equipment                                           4,903,658      4,635,432
  Leasehold improvements                              1,521,307      1,235,199
                                                   ------------   ------------
                                                      6,424,965      5,870,631
  Less-Accumulated depreciation and amortization     (4,025,196)    (3,607,724)
                                                   ------------   ------------
                                                      2,399,769      2,262,907
                                                   ------------   ------------

Patent Costs                                          1,205,649      1,091,687
Deposits and Other Assets                               108,924        312,900
                                                   ------------   ------------
                                                   $ 47,641,096   $ 52,440,080
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses            $    666,584   $    810,384
  Current portion of capital lease obligations          467,174        455,681
  Current portion of notes payable                      213,773              -
  Deferred revenue                                      634,782      1,191,304
                                                   ------------   ------------
    Total current liabilities                         1,982,313      2,457,369
                                                   ------------   ------------

Long-Term Obligations:
  Notes payable                                         374,104        641,320
  Long-term obligations under capital leases            960,431        976,164
                                                   ------------   ------------
    Total long-term obligations                       1,334,535      1,617,484
                                                   ------------   ------------

Stockholders' Equity:
   Common stock, $.01 par value--40,000,000 shares
     authorized--15,451,161 and 15,396,582 shares
     issued and outstanding at June 30, 1997, and
     December 31, 1996, respectively                    154,512        153,966
  Additional paid-in capital                         73,122,113     72,904,472
  Unrealized loss on marketable securities              (38,795)       (48,785)
  Accumulated deficit                               (28,913,582)   (24,644,426)
                                                   ------------   ------------
    Total stockholders' equity                       44,324,248     48,365,227
                                                   ------------   ------------
Total Liabilities and Stockholders' Equity         $ 47,641,096   $ 52,440,080
                                                   ------------   ------------
                                                   ------------   ------------

See accompanying notes.

                              VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three months ended                  Six months ended
                                              June 30,                          June 30,
                                  -----------------------------      --------------------------------
                                      1997              1996             1997                1996
                                  -----------       -----------      ------------         -----------
Revenues:
  Contract revenue                $   393,351       $   226,228      $  1,194,926         $   509,428
  License/royalty revenue             473,250         3,329,300           798,130           3,566,587
                                  -----------       -----------      ------------         -----------
                                      866,601         3,555,528         1,993,056           4,076,015

Expenses:
  Research and development          2,796,978         3,133,421         5,591,412           5,513,839
  General and administrative          880,622           738,719         1,777,212           1,469,021
                                  -----------       -----------      ------------         -----------
                                    3,677,600         3,872,140         7,368,624           6,982,860
                                  -----------       -----------      ------------         -----------
Loss from operations               (2,810,999)         (316,612)       (5,375,568)         (2,906,845)
Interest income                       597,292           680,036         1,207,369           1,379,052
Interest expense                       53,241            13,011           100,957              27,030
                                  -----------       -----------      ------------         -----------
    Net income (loss)             $(2,266,948)      $   350,413      $ (4,269,156)        $(1,554,823)
                                  -----------       -----------      ------------         -----------
                                  -----------       -----------      ------------         -----------


Net earnings (loss) per share
 (Note 2)                         $      (.15)      $       .02      $       (.28)        $      (.10)
                                  -----------       -----------      ------------         -----------

Shares used in computing net
 earnings (loss) per share
 (Note 2)                          15,447,949        15,791,282        15,435,491          15,377,166
                                  -----------       -----------      ------------         -----------
                                  -----------       -----------      ------------         -----------


See accompanying notes.

                              VICAL INCORPORATED
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six months ended
                                                                                      June 30,
                                                                       ----------------------------------
                                                                            1997                 1996
                                                                       -------------        -------------
OPERATING ACTIVITIES:
Net loss                                                               $  (4,269,156)        $(1,554,823)
Adjustments to reconcile net loss to net cash provided from
  (used in) operating activities:
    Depreciation and amortization                                            449,207              241,830
    Compensation expense related to stock purchases                                -              103,800
    Write-off of abandoned patent application costs                                -                3,247
Change in operating assets and liabilities:
    Receivables and other                                                    361,702             (492,014)
    Accounts payable and accrued expenses                                   (143,800)             122,112
    Deferred revenue                                                        (556,521)              60,326

                                                                       -------------        -------------
          Net cash provided from (used in) operating activities           (4,158,568)          (1,515,522)
                                                                       -------------        -------------

INVESTING ACTIVITIES:
  Marketable securities                                                   (2,155,634)           1,094,811
  Capital expenditures                                                      (327,835)            (682,071)
  Deposits and other assets                                                  203,976             (517,894)
  Patent expenditures                                                       (132,589)            (151,935)

                                                                       -------------        -------------
            Net cash provided from (used in) investment activities        (2,412,082)            (257,089)
                                                                       -------------        -------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                        (243,848)            (181,649)
  Proceeds from note payable                                                       -              641,320
  Principal payments on note payable                                         (53,443)                   -
  Issuance of common stock, net                                              218,187              132,593

                                                                       -------------        -------------
            Net cash provided from (used in) financing activities            (79,104)             592,264
                                                                       -------------        -------------

Net decrease in cash and cash equivalents                                 (6,649,754)          (1,180,347)

Cash and cash equivalents at beginning of period                          12,609,277            7,174,128
                                                                       -------------        -------------

Cash and cash equivalents at end of period                             $   5,959,523         $  5,993,781
                                                                       -------------        -------------
                                                                       -------------        -------------


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases                            $     239,608         $   144,673
                                                                       -------------        -------------
                                                                       -------------        -------------

See accompanying notes.

                              VICAL INCORPORATED
                        NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1997
                                  (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

     BASIS OF PRESENTATION

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 1997, and for the three-month and six-month periods ended June 30, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.   NET EARNINGS (LOSS) PER SHARE

     Net earnings (loss) per share for the three-month and six-month periods ended June 30, 1997 and 1996, is computed using the weighted average number of common shares and dilutive common equivalent shares, as applicable, outstanding during the period. Common share equivalents represent shares issuable upon assumed exercise of stock options, using the treasury stock method, which would have a dilutive effect in periods where there are earnings. Common equivalent shares are excluded from the calculation of net loss per share as their effect would be antidilutive. Earnings (loss) per share on a fully diluted basis are the same as primary earnings (loss) per share for all periods presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any significant impact resulting from the adoption of this new standard upon current or previously reported earnings (loss) per share.

3.   NOTES PAYABLE

     In June 1996, the Company entered into a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings under the line of credit were secured by substantially all assets of the Company, and the Company was required to comply with certain financial covenants. In March 1997, the outstanding borrowings converted to a term loan bearing interest at the bank's prime rate (8.5% at June 30, 1997) plus .5%, or the Company may alternatively choose to have its outstanding balance bear interest at the LIBOR rate plus 3.25%. The term loan has a three-year amortization period. At June 30, 1997, the loan balance was $588,000, including approximately $214,000 reflected in current liabilities.

4.   SUBSEQUENT EVENT

     In July 1997, the Company and Pasteur Merieux Connaught ("PMC") began a
     Phase I clinical trial   of an experimental naked DNA vaccine against
     the parasite that causes malaria. The Company and PMC are sponsoring the trial under their Research, Collaboration and License Agreement. Pursuant to the agreement with PMC, a payment of $1,000,000 was received by Vical in July 1997 which will be recorded as revenue in the third quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW


Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. Currently, the Company is developing its ALLOVECTIN-7 and LEUVECTIN cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck & Co., Inc. ("Merck") and Pasteur Merieux Connaught ("PMC"). To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of June 30, 1997, the Company's accumulated deficit was approximately $28.9 million.

In September 1995, the Company commenced Phase II clinical trials of ALLOVECTIN-7 at 11 teaching oncology centers in five tumor types: melanoma, colorectal carcinoma, renal cell carcinoma, breast carcinoma and non-Hodgkin's lymphoma. Treatment of more than 100 patients was completed in early 1997. Initial results, presented in May 1997, indicated potential efficacy in certain patients with advanced melanoma. In October 1996, Vical commenced additional multi-center Phase II clinical testing of ALLOVECTIN-7 in approximately 40 advanced melanoma patients. If appropriate rates and durations of clinical response are observed in these Phase II clinical trials, the data could potentially lead to the design and initiation of Phase II/III clinical trials to support product license approval submissions. In addition, ALLOVECTIN-7 is being evaluated, either alone or in combination with approved cancer therapeutic agents, in several other Phase I/II clinical trials. Initial results from one of these Phase I/II trials, also presented in May 1997, indicated potential efficacy in certain patients with inoperable head and neck cancer. A multi-center Phase II trial with ALLOVECTIN-7 in approximately 20 patients with inoperable head and neck cancer is expected to begin in the second half of 1997.

In April 1995, the Company initiated Phase I/II clinical testing of its second gene therapy product candidate, LEUVECTIN, at two clinical centers. LEUVECTIN is a gene-based product candidate intended for direct injection into tumor lesions of cancer patients. Upon completion of the trials in February 1996, the Company concluded that the gene transfer was effective in the majority of patients, the treatment appeared to be safe and well-tolerated, and measurable tumor shrinkage was observed in 5 of 23 patients with various types of advanced malignancies. In October 1996, the Company initiated additional multi-center Phase I/II clinical testing of higher doses of LEUVECTIN in approximately 45 patients with advanced melanoma, renal cell carcinoma, or sarcoma. In June 1997, the Company initiated a Phase I/II clinical trial with LEUVECTIN in approximately 18 prostate cancer patients. Accrual and treatment of patients in the additional trials were ongoing at June 30, 1997.

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

In July 1997, the Company and PMC began a Phase I clinical trial of an experimental naked DNA vaccine against the parasite that causes malaria. The Company and PMC are sponsoring the trial under their Research, Collaboration and License Agreement. The trial is being conducted by the U.S. Naval Medical Research Institute and the U.S. Army Medical Research Institute of Infectious Diseases. Pursuant to the agreement with PMC, Vical received a payment of $1,000,000 in July 1997 which will be recorded as revenue in the third quarter of 1997.

There can be no assurance that the Company's product candidates will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company.

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations will be successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals and other matters discussed in Item 1 under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1996 filed with the Securities and Exchange Commission , which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues of $867,000 were recorded for the quarter ended June 30, 1997, consisting of license revenue of $329,000 primarily derived from the PMC and Rhone Merieux agreements, contract revenue of $393,000 from PMC and royalties amounting to $145,000.. The Company had revenues of $3,555,000 for the quarter ended June 30, 1996. Revenue in the second quarter of 1996 included a milestone payment of $1,000,000 as the result of Merck's initiation of a Phase I clinical trial of an experimental DNA vaccine against influenza under Merck's research, collaboration and license agreement with Vical covering potential DNA vaccines. Also included in the second quarter of 1996 was revenue from the exercise of three of five original license options, the extension of the option on one of these five vaccine targets, and the addition of an option to a sixth target by PMC under its agreement with the Company. Vical received $2.6 million in return for these transactions with PMC, of which $2,052,000 was recognized as revenue in the second quarter of 1996. Revenue in the second quarter of 1996 also included $328,000 of other license, contract, and royalty revenue.

Revenues for the six months ended June 30, 1997, were $1,993,000 and, in addition to contract and license revenue from PMC and Rhone Merieux, and royalty revenue, included a grant from the Department of Defense of $209,000. For the six months ended June 30, 1996, revenues were $4,076,000 and consisted of $1,000,000 from Merck , $2,390,000 from PMC, and other license, royalty and contract revenue totaling $686,000.

The Company's total operating expenses for the quarter ended June 30, 1997, were $3,678,000 compared with $3,872,000 for the second quarter of 1996. Total operating expenses for the six months ended June 30, 1997, were $7,369,000 compared with $6,983,000 for the same period in 1996.

Research and development expenses decreased to $2,797,000 for the three months ended June 30, 1997, from $3,133,000 for the same period in 1996.
This decrease in research and development expenses was due to higher spending in 1996 as a result of payments related to license agreements. This decrease in 1997 due to lower expenses for license agreements was partially offset by increased research and development activities in 1997. For the six months ended June 30, 1997, research and development expenses were $5,591,000 compared with $5,514,000 in the same period of 1996.

General and administrative expenses increased to $881,000 for the three months ended June 30, 1997, from $739,000 for the same period in 1996. General and administrative expenses for the six months ended June 30, 1997, increased to $1,777,000 from $1,469,000 for the same period in 1996. The increase was due primarily to additional staffing and related expenses.

Investment income for the three-month and six-month periods ended June 30, 1997, was $597,000 and $1,207,000, respectively. Investment income for the three-month and six-month periods ended June 30, 1996, was $680,000 and $1,379,000, respectively. The decline was a result of lower cash and investment balances.

The net loss was $.15 per share for the three months ended June 30, 1997, compared with earnings per share of $.02 for the same period of 1996. For the six months ended June 30, 1997, the net loss was $.28 per share compared with a net loss of $.10 per share for the same period in the prior year. The Company expects to incur losses throughout the remainder of 1997 and to report a net loss per share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred stock, three public offerings of common stock, and revenues from collaborative agreements. As of June 30, 1997, the Company had working capital of approximately $41.9 million compared with $46.3 million at December 31, 1996. Cash and marketable securities totaled approximately $42.4 million at June 30, 1997, compared with $46.8 million at December 31, 1996.

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

PART II.  OTHER INFORMATION
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On June 10, 1997, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting.

1.  The following Class II directors were elected:

     a. Robert C. Bellas, Jr. 13,586,244 shares voted in favor of the nominee, 544,721 withheld their vote.

     b. Dr. M. Blake Ingle. 13,584,216 shares voted in favor of the nominee, 546,749 withheld their vote.

     c. Fred A. Middleton. 13,583,174 shares voted in favor of the nominee, 547,791 withheld their vote.

     The Company's Class I directors, Alain B. Schreiber, M.D., and Philip M. Young, will continue in office until 1999, and the Company's Class III directors, Patrick F. Latterell, Dale A. Smith and Gary Lyons will continue in office until 1998.

2. The amendment and restatement of the Company's 1992 stock option plan was approved. Shares voted for the proposal were 10,056,952, with 4,020,059 shares voted against the proposal and 53,954 shares abstained.

3. The selection of the Company's independent auditors was ratified. Shares voted in favor of the proposal were 14,019,907, with 92,886 shares voted against the proposal and 18,172 shares abstained.

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

                                   Vical Incorporated


Date:    August 11, 1997           By:s/Martha J. Demski
                                      ------------------
                                   Martha J. Demski
                                   Vice President and
                                   Chief Financial Officer
                                   (on behalf of the registrant and
                                   as the registrant's Principal
                                   Financial and Accounting
                                   Officer)

           EXHIBIT
           NUMBER                  DESCRIPTION OF DOCUMENT
           -------                 -----------------------
1.         EXHIBIT 27              Financial Data Schedule