Form 10-Q
period 1997-09-30
VICAL INC
filed 1997-11-07
CIK 819050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-21088

                                  VICAL INCORPORATED
     -------------------------------------------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days  --  Yes  X    No
                                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    CLASS                                   OUTSTANDING AT SEPTEMBER 30, 1997
    -----                                   ---------------------------------
Common Stock, $.01 par value                          15,460,802

                                  VICAL INCORPORATED
                                  ------------------

                                      FORM 10-Q
                                      ---------

                                  TABLE OF CONTENTS
                                  -----------------

                                                                       PAGE NO.
                                                                       --------

COVER PAGE.................................................................1

TABLE OF CONTENTS..........................................................2

PART I.  FINANCIAL INFORMATION

    ITEM 1.   Financial Statements

    Balance Sheets as of September 30, 1997 and December 31, 1996..........3

    Statements of Operations for the Three Months Ended
    September 30, 1997 and 1996, and for the Nine Months
    Ended September 30, 1997 and 1996......................................4

    Statements of Cash Flows for the Nine Months Ended
    September 30, 1997 and 1996............................................5

    Notes to Financial Statements..........................................6

    ITEM 2.

    Management's Discussion and Analysis of Financial Condition and
    Results of Operations..................................................8

    ITEM 3.

    Quantitative and Qualitative Disclosure About Market Risk.             *


PART II.  OTHER INFORMATION

    ITEM 1.  Legal Proceedings.............................................*

    ITEM 2.  Changes in Securities.........................................*

    ITEM 3.  Defaults upon Senior Securities...............................*

    ITEM 4.  Submission of Matters to a Vote of Security Holders...........*

    ITEM 5.  Other Information.............................................*

    ITEM 6.  Exhibits and Reports on Form 8-K..............................12

SIGNATURE..................................................................13

EXHIBIT LIST...............................................................14

* No information provided due to inapplicability of item.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              VICAL INCORPORATED
                                BALANCE SHEETS

                                                                     September 30,  December 31,
                                                                         1997          1996
                                                                   -------------   -------------
                                                                    (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                        $   6,704,160   $  12,609,277
  Marketable securities - available-for-sale                          35,587,654      34,237,314
  Receivables and other                                                1,350,639       1,925,995
                                                                   -------------   -------------
    Total current assets                                              43,642,453      48,772,586
                                                                   -------------   -------------
                                                                   -------------   -------------
Property and Equipment:
  Equipment                                                            5,059,109       4,635,432
  Leasehold improvements                                               1,621,461       1,235,199
                                                                   -------------   -------------
                                                                       6,680,570       5,870,631
  Less-Accumulated depreciation and amortization                      (4,251,022)     (3,607,724)
                                                                   -------------   -------------
                                                                   -------------   -------------
                                                                       2,429,548       2,262,907
                                                                   -------------   -------------
Patent Costs                                                           1,204,867       1,091,687
Deposits and Other Assets                                                115,090         312,900
                                                                   -------------   -------------
                                                                   $  47,391,958   $  52,440,080
                                                                   -------------   -------------
                                                                   -------------   -------------
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                            $    813,781    $     810,384
  Current portion of capital lease obligations                          495,277          455,681
  Current portion of notes payable                                      213,773              --
  Deferred revenue                                                      356,522        1,191,304
                                                                   -------------   -------------
    Total current liabilities                                         1,879,353        2,457,369
                                                                   -------------   -------------
Long-Term Obligations:
  Notes payable                                                          937,904         641,320
  Long-term obligations under capital leases                             320,660         976,164
                                                                   -------------   -------------
    Total long-term obligations                                        1,258,564       1,617,484
                                                                   -------------   -------------
  Stockholders' Equity:
   Common stock, $.01 par value--40,000,000 shares authorized--
     15,460,802 and 15,396,582 shares issued and outstanding
     at September 30, 1997, and December 31, 1996, respectively          154,608         153,966
  Additional paid-in capital                                          73,214,651      72,904,472
  Unrealized gain (loss) on marketable securities                         22,868         (48,785)
  Accumulated deficit                                                (29,138,086)    (24,644,426)
                                                                   -------------   -------------
    Total stockholders' equity                                        44,254,041      48,365,227
                                                                   -------------   -------------
                                                                   -------------   -------------
Total Liabilities and Stockholders' Equity                         $  47,391,958   $  52,440,080
                                                                   -------------   -------------
                                                                   -------------   -------------

                                See accompanying notes.

                                          3

                              VICAL INCORPORATED
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                        Three months ended           Nine months ended
                                           September 30,                September 30,
                                     -------------------------    -------------------------
                                        1997           1996          1997           1996
                                     ----------    -----------    -----------   -----------
Revenues:
  Contract revenue                   $  130,999    $   254,673    $ 1,325,925   $   764,101
  License/royalty revenue             3,349,434        285,853      4,147,564     3,852,440
                                     ----------    -----------    -----------   -----------
                                      3,480,433        540,526      5,473,489     4,616,541

Expenses:
  Research and development            3,319,102      2,628,286      8,910,514     8,142,125
  General and administrative            927,968        750,171      2,705,180     2,219,192
                                     ----------    -----------    -----------   -----------
                                      4,247,070      3,378,457     11,615,694    10,361,317
                                     ----------    -----------    -----------   -----------
Loss from operations                   (766,637)    (2,837,931)    (6,142,205)   (5,744,776)
Interest income                         590,731        683,654      1,798,100     2,062,706
Interest expense                         48,598         36,199        149,555        63,229
                                     ----------    -----------    -----------   -----------
    Net loss                         $ (224,504)   $(2,190,476)   $(4,493,660)  $(3,745,299)
                                     ----------    -----------    -----------   -----------
                                     ----------    -----------    -----------   -----------

Net loss per share (Note 2)          $     (.01)   $      (.14)   $      (.29)  $      (.24)
                                     ----------    -----------    -----------   -----------
                                     ----------    -----------    -----------   -----------

Shares used in computing net loss
  per share (Note 2)                 15,458,404     15,385,428     15,443,212    15,379,940
                                     ----------    -----------    -----------   -----------
                                     ----------    -----------    -----------   -----------

                           See accompanying notes.

                            VICAL INCORPORATED
                         STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                          Nine months ended
                                                                            September 30,
                                                                   ------------------------------
                                                                          1997           1996
                                                                   -------------     ------------
OPERATING ACTIVITIES:
  Net loss                                                         $  (4,493,660)    $ (3,745,299)
  Adjustments to reconcile net loss to net cash provided from
   (used in) operating activities:
    Depreciation and amortization                                        690,440          423,271
    Compensation expense related to stock purchases                            -          143,280
    Write-off of abandoned patent application costs                       54,388            3,247
  Change in operating assets and liabilities:
    Receivables and other                                                575,356         (558,994)
    Accounts payable and accrued expenses                                  3,397           91,081
    Deferred revenue                                                    (834,782)         807,065
                                                                   -------------     ------------
      Net cash provided from (used in) operating activities           (4,004,861)      (2,836,349)
                                                                   -------------     ------------

INVESTING ACTIVITIES:
  Marketable securities                                               (1,278,687)         668,313
  Capital expenditures                                                  (449,184)        (923,799)
  Deposits and other assets                                              197,810         (158,074)
  Patent expenditures                                                   (196,091)        (220,116)
                                                                   -------------     ------------
      Net cash provided from (used in) investment activities          (1,726,152)        (633,676)
                                                                   -------------     ------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                    (378,038)        (300,723)
  Proceeds from note payable                                                   -          641,320
  Principal payments on note payable                                    (106,887)               -
  Issuance of common stock, net                                          310,821          133,307
                                                                   -------------     ------------
      Net cash provided from (used in) financing activities            (174,104)          473,904
                                                                   -------------     ------------

Net decrease in cash and cash equivalents                            (5,905,117)       (2,996,121)

Cash and cash equivalents at beginning of period                     12,609,277         7,174,128
                                                                   -------------     ------------

Cash and cash equivalents at end of period                         $  6,704,160      $  4,178,007
                                                                   -------------     ------------
                                                                   -------------     ------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
  Equipment acquired under capital leases                          $    379,374      $    848,433
                                                                   -------------     ------------
                                                                   -------------     ------------

                             See accompanying notes.

                                  VICAL INCORPORATED
                            NOTES TO FINANCIAL STATEMENTS

                                  September 30, 1997
                                     (unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION
    --------------------------------------

    ORGANIZATION
    ------------

    Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies.

    BASIS OF PRESENTATION
    ---------------------

    The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 1997, and for the three-month and nine-month periods ended September 30, 1997 and 1996, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE
    ------------------

    Net loss per share for the three-month and nine-month periods ended September 30, 1997 and 1996, is computed using the weighted average number of common shares outstanding during the respective periods. Common equivalent shares are excluded as their effect would be antidilutive.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." The Company will be required to adopt these new rules effective December 15, 1997. Management does not anticipate any significant impact resulting from the adoption of this new standard upon current or previously reported earnings (loss) per share.

3.  NOTES PAYABLE
    -------------

    In June 1996, the Company entered into a loan and security agreement with a bank for the borrowing of up to $2,500,000. Borrowings under the line of credit were secured by substantially all assets of the Company, and the Company was required to comply with certain financial covenants. In
    March 1997, the outstanding borrowings converted to a term loan bearing interest at the bank's prime rate (8.5% at September 30, 1997) plus .5%, or the Company may alternatively choose to have its outstanding balance bear interest at the LIBOR rate plus 3.25%. The term loan has a three-year amortization period. At September 30, 1997, the loan balance was $534,000, including approximately $214,000 reflected in current liabilities.

4.  SUBSEQUENT EVENTS
    -----------------

    In October 1997, the Company entered into an agreement granting Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR") an exclusive worldwide license to use the Company's patented naked DNA gene delivery technology to develop certain gene therapy products for potential treatment of neurodegenerative diseases which involve the loss of nerve cell function. The agreement resulted in an initial payment to the Company of $1,000,000 which will be recorded as revenue in the fourth quarter of 1997.

    On November 3, 1997, the Company entered into an agreement granting
    Merck & Co., Inc. ("Merck") certain rights to develop and market therapeutic vaccines against the human immunodeficiency virus (HIV) and hepatitis B virus (HBV) using the Company's patented naked DNA technology. Under the agreement, Merck will be making an investment of $5,000,000 for approximately 262,000 shares of Vical common stock. The price per share reflects a twenty-five percent premium over the average per share closing stock price for the twenty trading days prior to the date of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. Currently, the Company is developing its cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck & Co., Inc. ("Merck") and Pasteur Merieux Connaught ("PMC") and developing gene-based therapeutic protein product candidates for metabolic disorders primarily in collaboration with corporate partners Merck and Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of September 30, 1997, the Company's accumulated deficit was approximately $29.1 million.

In September 1995, the Company commenced Phase II clinical trials of ALLOVECTIN-7 at 11 teaching oncology centers in five tumor types: melanoma, colorectal carcinoma, renal cell carcinoma, breast carcinoma and non-Hodgkin's lymphoma. Treatment of more than 100 patients was completed in early 1997. Initial results, presented in May 1997, indicated potential efficacy in certain patients with advanced melanoma. In October 1996, Vical commenced additional multi-center Phase II clinical testing of ALLOVECTIN-7 in approximately 50 advanced melanoma patients. If appropriate rates and durations of clinical response are observed in these Phase II clinical trials, the data could potentially lead to further clinical trials to support product license approval submissions. Initial results from another Phase I/II trial, also presented in May 1997, indicated potential efficacy in certain patients with inoperable head and neck cancer. A multi-center Phase II trial with ALLOVECTIN-7 in approximately 20 patients with inoperable head and neck cancer began in September 1997.

In April 1995, the Company initiated Phase I/II clinical testing of its second gene therapy product candidate, LEUVECTIN, at two clinical centers. LEUVECTIN is a gene-based product candidate intended for direct injection into tumor lesions of cancer patients. Upon completion of the trials in February 1996, the Company concluded that the gene transfer was effective in the majority of patients, the treatment appeared to be safe and well-tolerated, and measurable tumor shrinkage was observed in 5 of 23 patients with various types of advanced malignancies. In October 1996, the Company initiated additional multi-center Phase I/II clinical testing of higher doses of LEUVECTIN in approximately 45 patients with advanced melanoma, renal cell carcinoma, or sarcoma. In June 1997, the Company initiated a Phase I/II clinical trial with LEUVECTIN in approximately 18 prostate cancer patients. Accrual and treatment of patients in the additional trials were ongoing at September 30, 1997.

In September 1996, Vical entered into a collaboration with Dr. Ronald Levy of Stanford University Medical Center to develop a naked DNA anti-idiotype vaccine, VAXID, against low-grade non-Hodgkin's B-cell lymphoma. The Company believes that immunization of post-chemotherapy patients with VAXID could result in the elimination of residual disease and the prevention of the relapse of disease. In October 1997, a Phase I/II clinical trial began with VAXID.

In July 1997, the Company and PMC began a Phase I clinical trial of an experimental naked DNA vaccine against the parasite that causes malaria. The Company and PMC are sponsoring the trial under their Research, Collaboration and License Agreement. The trial is being conducted by the U.S. Naval Medical Research Institute and the U.S. Army Medical Research Institute of Infectious Diseases. Pursuant to the agreement with PMC, Vical received a payment of $1,000,000 in July 1997.

In September 1997, the Company entered into an agreement granting Merck the rights to use the Company's naked DNA technology to deliver certain growth factors as potential treatments for a range of applications including revascularization. The agreement resulted in an initial payment to the Company of $2,000,000. The agreement marked the first license of the Company's naked DNA technology for potential delivery of a therapeutic protein, and was the first such agreement since the issuance of Vical's broad patents covering the naked DNA technology. The Company had previously licensed the technology to Merck and PMC for use in vaccines against a total of 13 infectious diseases.

In October 1997, the Company entered into an agreement granting Rhone-Poulenc Rorer Pharmaceuticals, Inc. ("RPR") an exclusive worldwide license to use the Company's patented naked DNA gene delivery technology to develop certain gene therapy products for potential treatment of neurodegenerative diseases which involve the loss of nerve cell function. The agreement resulted in an initial payment to the Company of $1,000,000 which will be recorded as revenue in the fourth quarter of 1997.

On November 3, 1997, the Company entered into an agreement granting Merck certain rights to develop and market therapeutic vaccines against the human immunodeficiency virus (HIV) and hepatitis B virus (HBV) using the Company's patented naked DNA technology. Under the agreement, Merck will be making an investment of $5,000,000 for approximately 262,000 shares of Vical common stock. The price per share reflects a twenty-five percent premium over the average per share closing stock price for the twenty trading days prior to the date of the agreement.

There can be no assurance that the Company's product candidates will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company.

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations will be successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals and other matters discussed in Item 1 under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues were $3,480,000 for the quarter ended September 30, 1997. License revenue of $3,178,000 was derived primarily from an initial payment of $2,000,000 from Merck under a license and option agreement signed in September for use of the Company's naked DNA technology to deliver certain growth factors as potential treatments for a range of applications including revascularization and a milestone payment of $1,000,000 from PMC for the July start of a Phase I clinical trial of an experimental naked DNA vaccine against the parasite that causes malaria. License revenue also included the ongoing amortization of deferred license revenues under earlier PMC and Rhone Merieux agreements. In addition, the Company recognized contract revenues of $131,000 primarily from PMC and royalty revenues of $171,000. For the quarter ended September 30, 1996, the Company had revenues of $541,000, including ongoing amortization of license and contract revenues and royalties.

Revenues for the nine months ended September 30, 1997, were $5,473,000 and included license and contract revenue from Merck, PMC and Rhone Merieux, royalty revenue, and a grant of $209,000 from the Department of Defense. For the nine months ended September 30, 1996, revenues were $4,617,000 and principally consisted of $1,000,000 from Merck for a milestone payment as the result of Merck's initiation of a Phase I clinical trial of an experimental DNA vaccine against influenza under an agreement with the Company covering potential DNA vaccines, $2,568,000 from PMC for the exercise of three of five original license options, the extension of the option on one of these five vaccine targets, and the addition of an option to a sixth target under PMC's agreement with the Company. Revenues for the nine months ended September 30, 1996 also included $314,000 from the Department of Defense and other license, royalty and contract revenue totaling $735,000.

The Company's total operating expenses for the quarter ended September 30, 1997, were $4,247,000 compared with $3,378,000 for the third quarter of 1996. Total operating expenses for the nine months ended September 30, 1997, were $11,616,000 compared with $10,361,000 for the same period in 1996.

Research and development expenses increased to $3,319,000 for the three months ended September 30, 1997, from $2,628,000 for the same period in 1996. For the nine months ended September 30, 1997, research and development expenses were $8,911,000 compared with $8,142,000 for the same period of 1996. This increase in research and development expenses in 1997 was due to increased spending for staff, facilities, laboratory supplies, outside laboratory services and increased clinical trial activity.

General and administrative expenses increased to $928,000 for the three months ended September 30, 1997, from $750,000 for the same period in 1996. General and administrative expenses for the nine months ended September 30, 1997, increased to $2,705,000 from $2,219,000 for the same period in 1996. The increase was due primarily to additional staffing and related expenses.

Investment income for the three-month and nine-month periods ended September 30, 1997, was $591,000 and $1,798,000, respectively. Investment income for the three-month and nine-month periods ended September 30, 1996, was $684,000 and $2,063,000, respectively. The decline was primarily a result of lower cash and investment balances.

The net loss was $.01 per share for the three months ended September 30, 1997, compared with a net loss per share of $.14 for the same period of 1996. For the nine months ended September 30, 1997, the net loss was $.29 per share compared with a net loss of $.24 per share for the same period in the prior year. The Company expects to incur losses throughout the remainder of 1997 and to report a net loss per share for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred stock, three public offerings of common stock, and revenues from collaborative agreements. As of September 30, 1997, the Company had working capital of approximately $41.8 million compared with $46.3 million at December 31, 1996. Cash and marketable securities totaled approximately $42.3 million at September 30, 1997, compared with $46.8 million at December 31, 1996.

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

If additional funding is not available, Vical anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating needs through 1999.

PART II.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


1.  Exhibits

    Exhibit 10.18  #*   Agreement between Merck & Co. Inc. and the Company
    dated September 12, 1997.

    # Confidential treatment has been requested with respect to certain portions of this agreement.
    *  To be filed by amendment.

    Exhibit 27     Financial Data Schedule
    ----------
2.  Reports on Form 8-K

      None

                              VICAL INCORPORATED


                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                              Vical Incorporated


Date:    November 7, 1997                 By: /s/MARTHA J. DEMSKI
                                              -------------------
                                              Martha J. Demski
                                              Vice President and
                                              Chief Financial Officer
                                              (on behalf of the registrant and
                                              as the registrant's Principal
                                              Financial and Accounting
                                              Officer)

      EXHIBIT
       NUMBER                   DESCRIPTION OF DOCUMENT
      -------                   -----------------------

1.    Exhibit 27                Financial Data Schedule
      ----------
                                        14