Form 10-Q/A
period 1997-09-30
VICAL INC
filed 1998-01-30
CIK 819050

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                          or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-21088

                                  VICAL INCORPORATED
      -------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                              93-0948554
--------------------------------------------------------------------------------
(State or other  jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

9373 Towne Centre Dr., Suite 100, San Diego, California          92121
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                    (619) 453-9900
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                  VICAL INCORPORATED

                                     FORM 10-Q/A

                                  TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      --------

COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .2


PART II.  OTHER INFORMATION

     ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .3

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

EXHIBIT LIST . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


1.   Exhibits

     EXHIBIT 10.18 # Agreement between Merck & Co. Inc. and the Company dated September 12, 1997.

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


                                             Vical Incorporated


Date:  January 30, 1998                      By: s/Martha J. Demski
                                                -------------------
                                                Martha J. Demski
                                                Vice President and
                                                Chief Financial Officer
                                                (on behalf of the registrant and
                                                as the registrant's Principal
                                                Financial and Accounting
                                                Officer)

          EXHIBIT
          NUMBER                             DESCRIPTION OF DOCUMENT
          -------                            -----------------------

1.   EXHIBIT 10.18  #              Agreement between Merck & Co. Inc. and the
                                   Company dated September 12, 1997

     EXHIBIT 27
                                   Financial Data Schedule

# Confidential treatment has been requested with respect to certain portions of this agreement.