Form 10-Q
period 1998-03-31
VICAL INC
filed 1998-05-12
CIK 819050

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number:  0-21088

                                 VICAL INCORPORATED
    ----------------------------------------------------------------------------
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
                         ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at March 31, 1998
     -----                                   -----------------------------
Common Stock, $.01 par value                           15,771,712

                                 VICAL INCORPORATED

                                     FORM 10-Q

                                 TABLE OF CONTENTS


                                                                                        PAGE NO.
                                                                                        --------
COVER PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

TABLE OF CONTENTS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

PART I. FINANCIAL INFORMATION

      ITEM 1.  Financial Statements

      Balance Sheets as of March 31, 1998, and December 31, 1997 . . . . . . . . . . . . . 3

      Statements of Operations for the Three Months Ended March 31, 1998 and 1997. . . . . 4

      Statements of Cash Flows for the Three Months Ended March 31, 1998 and 1997. . . . . 5

      Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

      ITEM 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

      ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk . . . . . . . . . *

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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  VICAL INCORPORATED
                                    BALANCE SHEETS

                                                                      March 31,         December 31,
                                                                        1998                1997
                                                                   -------------       -------------
                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                        $  12,638,810       $  12,157,149
  Marketable securities - available-for-sale                          32,548,039          33,397,482
  Receivables and other                                                1,486,520           1,566,532
                                                                   -------------       -------------
    Total current assets                                              46,673,369          47,121,163
                                                                   -------------       -------------

Property and Equipment:
  Equipment                                                            4,878,400           4,966,955
  Leasehold improvements                                               1,558,554           1,587,554
                                                                   -------------       -------------
                                                                       6,436,954           6,554,509
  Less-accumulated depreciation and amortization                      (4,419,398)         (4,334,224)
                                                                   -------------       -------------
                                                                       2,017,556           2,220,285
                                                                   -------------       -------------
Patent costs, net of accumulated amortization                          1,275,379           1,247,059
Other assets                                                             137,011             102,500
                                                                   -------------       -------------
                                                                   $  50,103,315       $  50,691,007
                                                                   -------------       -------------
                                                                   -------------       -------------

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                            $   1,574,400       $   1,424,603
  Current portion of capital lease obligations                           459,181             448,261
  Current portion of notes payable                                       213,773             213,773
  Deferred revenue                                                             -             178,261
                                                                   -------------       -------------
    Total current liabilities                                          2,247,354           2,264,898
                                                                   -------------       -------------

Long-Term Obligations:
  Long-term obligations under capital leases                             821,656             911,794
  Notes payable                                                          213,773             320,660
                                                                   -------------       -------------
    Total long-term obligations                                        1,035,429           1,232,454
                                                                   -------------       -------------

Stockholders' Equity:
  Preferred stock, $0.01 par value--5,000,000 shares authorized--
    none outstanding                                                           -                   -
   Common stock, $.01 par value--40,000,000 shares authorized--
     15,771,712 and 15,731,316 shares issued and outstanding
     at March 31, 1998, and December 31, 1997, respectively              157,717             157,313
  Additional paid-in capital                                          77,616,237          77,267,971
  Accumulated other comprehensive income                                  23,303              24,028
  Accumulated deficit                                                (30,976,725)        (30,255,657)
                                                                   -------------       -------------
    Total stockholders' equity                                        46,820,532          47,193,655
                                                                   -------------       -------------
Total Liabilities and Stockholders' Equity                         $  50,103,315       $  50,691,007
                                                                   -------------       -------------
                                                                   -------------       -------------



See accompanying notes.                   3

                                  VICAL INCORPORATED
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                            Three months ended
                                                                                 March 31,
                                                                   ---------------------------------
                                                                        1998               1997
                                                                   -------------       -------------
Revenues:
License/royalty revenue                                            $  2,531,975        $     324,880
Contract revenue                                                         200,360             801,575
                                                                   -------------       -------------
                                                                       2,732,335           1,126,455
                                                                   -------------       -------------

Expenses:
  Research and development                                             3,094,838           2,794,434
  General and administrative                                             967,066             896,590
                                                                   -------------       -------------
                                                                       4,061,904           3,691,024
                                                                   -------------       -------------
Loss from operations                                                  (1,329,569)         (2,564,569)
  Interest income                                                        651,725             610,077
  Interest expense                                                        43,224              47,716
                                                                   -------------       -------------
    Net loss                                                       $  (721,068)        $  (2,002,208)
                                                                   -------------       -------------
                                                                   -------------       -------------


Net loss per share (basic and diluted--Note 2)                     $        (.05)      $        (.13)
                                                                   -------------       -------------
                                                                   -------------       -------------

Weighted average shares used in computing net loss
 per share (Note 2)                                                   15,753,191          15,422,895
                                                                   -------------       -------------
                                                                   -------------       -------------



See accompanying notes.                   4

                                  VICAL INCORPORATED
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                                Three months ended
                                                                                     March 31,
                                                                          ---------------------------------
                                                                              1998               1997
                                                                          -----------       -------------
 OPERATING ACTIVITIES:
  Net loss                                                                $  (721,068)      $  (2,002,208)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                           236,382             218,140
  Change in operating assets and liabilities:
      Receivables and other                                                    80,012            (232,343)
      Accounts payable and accrued expenses                                   149,797            (264,541)
      Deferred revenue                                                       (178,261)           (278,261)
                                                                          -----------       -------------
            Net cash used in operating activities                            (433,138)         (2,559,213)
                                                                          -----------       -------------

INVESTING ACTIVITIES:
  Marketable securities                                                       848,718            (247,579)
  Capital expenditures                                                         (2,246)           (311,891)
  Deposits and other                                                           (5,511)            204,105
  Patent expenditures                                                         (41,188)            (40,911)
                                                                          -----------       -------------
            Net cash provided from (used in) investment activities            799,773            (396,276)
                                                                          -----------       -------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                         (126,757)           (117,848)
  Payments on notes payable                                                  (106,887)                  -
  Issuance of common stock, net                                               348,670             114,777
                                                                          -----------       -------------
            Net cash provided from (used in) financing activities             115,026              (3,071)
                                                                          -----------       -------------

Net increase (decrease) in cash and cash equivalents                          481,661          (2,958,560)

Cash and cash equivalents at beginning of period                           12,157,149          12,609,277
                                                                          -----------       -------------
Cash and cash equivalents at end of period                                $12,638,810       $   9,650,717
                                                                          -----------       -------------
                                                                          -----------       -------------

Supplemental Disclosure of Non-cash Investing and Financing Activities:
    Equipment acquired under capital leases                               $    47,539       $     115,969
                                                                          -----------       -------------
                                                                          -----------       -------------



See accompanying notes.                   5

                                 VICAL INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS

                                   March 31, 1998
                                    (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

     BASIS OF PRESENTATION

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at March 31, 1998, and for the three month periods ended March 31, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.   NET LOSS PER SHARE

     Net loss per share (basic and diluted) for the three month periods ended March 31, 1998 and 1997, has been computed using the weighted average number of common shares outstanding during the period. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.   COMPREHENSIVE INCOME

     The Company implemented Statement of Financial Accounting Standards No. 130 "Comprehensive Income" effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income (loss) under the current rules, the Company is required to display the impact of any unrealized gain or loss on marketable securities as a component of comprehensive income and to display an amount representing total comprehensive income for each period presented. In interim financial results, this information is allowed to be presented in the notes to the financial statements. For the three month periods ended March 31, 1998 and 1997, other comprehensive loss was $725 and $117,436, respectively, and total comprehensive loss was $721,793 and $2,119,644, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to research and development programs. The Company is focusing on the development of its direct gene transfer and related technologies. Currently, the Company is developing cancer product candidates primarily internally, while developing infectious disease vaccine product candidates primarily in collaboration with corporate partners Merck & Co., Inc. ("Merck") and Pasteur Merieux Connaught ("PMC"), and developing product candidates for metabolic disorders primarily in collaboration with corporate partners Merck and Rhone-Poulenc Rorer Pharmaceuticals Inc. ("RPR"). To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of March 31, 1998, the Company's accumulated deficit was approximately $31.0 million.

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

Vical has conducted several Phase I/II clinical trials and a multi-center Phase II clinical trial with ALLOVECTIN-7 in patients with advanced metastatic melanoma and other cancers. The Company concluded, based on Phase I/II trial results, that ALLOVECTIN-7 was well-tolerated, and that gene transfer and expression were detectable in the majority of patients, with measurable tumor shrinkage observed in 13 of 36 patients with advanced metastatic melanoma. The Company believes Phase II results confirmed the potential efficacy of ALLOVECTIN-7 in treating melanoma patients, particularly those in whom tumors had not yet metastasized to internal organs.

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

Upon completion of Phase I/II clinical trials designed primarily to test the safety of LEUVECTIN at varying dosage levels and to assess IL-2 gene transfer and expression, the Company initiated additional multi-center Phase I/II clinical testing of higher doses of LEUVECTIN in approximately 45 patients with advanced melanoma, renal cell carcinoma, and soft-tissue sarcoma. Of the 11 renal cell carcinoma patients initially evaluable in the LEUVECTIN trials, 2 patients achieved objective clinical partial responses persisting for more than six and nine months, respectively, and 2 achieved stable disease. Responses appear to be dose-related, and no serious treatment-related adverse events were reported, even at the highest doses tested. The Company expects to initiate further clinical trials in renal cell carcinoma patients in 1998. In June 1997, the Company initiated a Phase I/II clinical trial with LEUVECTIN in approximately 18 prostate cancer patients.

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

In July 1997, the Company and PMC began a Phase I clinical trial of an experimental naked DNA vaccine against the parasite that causes malaria. The Company and PMC sponsored the trial under their Research, Collaboration and License Agreement. The trial was conducted by the U.S. Naval Medical Research Institute and the U.S. Army Medical Research Institute of Infectious Diseases. Preliminary results from approximately 20 human participants in the trial indicate that the vaccine was well-tolerated and safe. Preliminary analysis of specimens from trial participants suggested a good cellular immune response with features that the physicians conducting the trial believe may be important in preventing the disease.

In September 1997, the Company entered into an agreement granting Merck the rights to use the Company's naked DNA technology to deliver certain growth factors as potential treatments for a range of applications including revascularization. In October 1997, the Company entered into an agreement granting RPR an exclusive worldwide license to use the Company's patented naked DNA gene delivery technology to develop certain gene therapy products for potential treatment of neurodegenerative diseases which involve the loss of nerve cell function. In November 1997, the Company entered into an agreement granting Merck certain rights to develop and market therapeutic vaccines against the human immunodeficiency virus and hepatitis B virus using the Company's patented naked DNA technology. In February 1998, Vical entered into a license agreement allowing Centocor, Inc. to use Vical's naked DNA technology to develop gene-based vaccines for the treatment of certain types of cancer.

There can be no assurance that the Company's product candidates will prove to be safe and effective in clinical trials or that any commercially successful products will ultimately be developed by the Company.

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations will be successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals and other matters discussed in Item 1 under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues were $2,732,000 for the quarter ended March 31, 1998. License revenue consisted primarily of an initial payment of $2,000,000 from Centocor, Inc. ("Centocor") for a license agreement entered into in February 1998 allowing Centocor to use the Company's technology to develop and market certain gene-based vaccines for the potential treatment of certain types of cancer. Additionally, Centocor paid the Company $200,000 for reimbursement of certain patent costs under the license agreement. License revenue also included $178,000 of amortization of deferred license revenue from the PMC and Merial agreements, and royalty revenue of $153,000. 1998 contract revenue of $200,000 represented reimbursement from PMC of costs associated with the development of a potential DNA-based malaria vaccine. Revenues for the quarter ended March 31, 1997, were $1,126,000 and consisted of amortization of deferred license revenue of $178,000 derived from the PMC and Merial agreements, contract revenues totaling $802,000 from PMC and a Department of Defense grant, and royalties amounting to $147,000.

The Company's total operating expenses for the quarter ended March 31, 1998, were $4,062,000 compared with $3,691,000 for the first quarter of 1997.

Research and development expenses increased to $3,095,000 for the three months ended March 31, 1998, from $2,794,000 for the same period in 1997. This increase in research and development expenses was generally due to increased clinical trial costs and royalties due to the Wisconsin Alumni Research Foundation on the license agreement signed with Centocor, partially offset by lower spending on external research.

General and administrative expenses increased to $967,000 for the three months ended March 31, 1998, from $897,000 for the same period in 1997. The increase is attributable to increasing operational expenses within the administrative area in support of the Company's expanding research and development activities.

Investment income increased to $652,000 for the quarter ended March 31, 1998, from $610,000 for the same quarter of 1997, primarily as a result of higher rates of return on investments.

Net loss per share (basic and diluted) for the three months ended March 31, 1998, was $.05 per share compared with a net loss per share of $.13 for the same quarter of 1997. The Company expects to incur losses throughout the remainder of 1998 and to report a net loss for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred stock, three public offerings of common stock, revenues from collaborative agreements and the investment by Merck for shares of Vical common stock. As of March 31, 1998, the Company had working capital of approximately $44.4 million compared with $44.9 million at December 31, 1997. Cash and marketable securities totaled approximately $45.2 million at March 31, 1998, compared with $45.6 million at December 31, 1997.

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


                                        Vical Incorporated


Date:    May 11, 1998                   By: /s/ MARTHA J. DEMSKI
                                            --------------------
                                        Martha J. Demski
                                        Vice President and
                                        Chief Financial Officer
                                        (on behalf of the registrant and
                                        as the registrant's Principal
                                        Financial and Accounting
                                        Officer)

EXHIBIT
NUMBER                   DESCRIPTION OF DOCUMENT
------                   -----------------------
1.   Exhibit 27          Financial Data Schedule