Form 10-Q
period 1998-09-30
VICAL INC
filed 1998-11-13
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21088

                               VICAL INCORPORATED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            93-0948554
------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

9373 Towne Centre Dr., Suite 100, San Diego, California                92121
----------------------------------------------------------   -----------------
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
                                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at September 30, 1998
         -----                                ---------------------------------
Common Stock, $.01 par value                               15,818,165

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                         PAGE NO.

COVER PAGE...................................................................................1

TABLE OF CONTENTS............................................................................2

PART I.  FINANCIAL INFORMATION

       ITEM 1.   Financial Statements

       Balance Sheets as of September 30, 1998, and December 31, 1997........................3

       Statements of Operations for the Three Months Ended September 30, 1998 and
       1997, and for the Nine Months Ended September 30, 1998 and 1997.......................4

       Statements of Cash Flows for the Nine Months Ended September 30, 1998 and 1997........5

       Notes to Financial Statements.........................................................6

       ITEM 2.

       Management's Discussion and Analysis of Financial Condition and
       Results of Operations.................................................................7

       ITEM 3.

       Quantitative and Qualitative Disclosure About Market Risk.............................*

PART II.  OTHER INFORMATION

       ITEM 1.  Legal Proceedings............................................................*

       ITEM 2.  Changes in Securities........................................................*

       ITEM 3.  Defaults upon Senior Securities..............................................*

       ITEM 4.  Submission of Matters to a Vote of Security Holders..........................12

       ITEM 5.  Other Information............................................................*

       ITEM 6.  Exhibits and Reports on Form 8-K.............................................12

SIGNATURE....................................................................................13

EXHIBIT LIST.................................................................................14

* No information provided due to inapplicability of item.


PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                              VICAL INCORPORATED
                                BALANCE SHEETS

                                                                                    SEPTEMBER 30,         DECEMBER 31,
                                                                                       1998                 1997
                                                                                   (UNAUDITED)
                                                                               -------------------  -------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                                    $       12,412,394    $      12,157,149
  Marketable securities - available-for-sale                                           28,480,755           33,397,482
  Receivables and other                                                                 2,336,261            1,566,532
                                                                               -------------------  -------------------
    Total current assets                                                               43,229,410           47,121,163
                                                                               -------------------  -------------------

Property and Equipment:
  Equipment                                                                             5,085,975            4,966,955
  Leasehold improvements                                                                1,558,554            1,587,554
                                                                               -------------------  -------------------
                                                                                        6,644,529            6,554,509
  Less--accumulated depreciation and amortization                                     (4,809,805)          (4,334,224)
                                                                               -------------------  -------------------
                                                                                        1,834,724            2,220,285
                                                                               -------------------  -------------------
Patent costs, net of accumulated amortization                                           1,268,856            1,247,059
Other assets                                                                              134,354              102,500
                                                                               -------------------  -------------------
                                                                               $       46,467,344   $       50,691,007
                                                                               -------------------  -------------------
                                                                               -------------------  -------------------

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                        $        1,576,737    $       1,424,603
  Current portion of capital lease obligations                                            460,530              448,261
  Current portion of notes payable                                                        213,773              213,773
  Deferred revenue                                                                        500,000              178,261
                                                                               -------------------  -------------------
    Total current liabilities                                                           2,751,040            2,264,898
                                                                               -------------------  -------------------

Long-Term Obligations:
  Long-term obligations under capital leases                                              803,942              911,794
  Notes payable                                                                           106,887              320,660
                                                                               -------------------  -------------------
    Total long-term obligations                                                           910,829            1,232,454
                                                                               -------------------  -------------------

Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                                          --                   --

   Common stock, $0.01 par value--40,000,000 shares authorized--
     15,818,165 and 15,731,316 shares issued and outstanding at
     September 30, 1998 and December 31, 1997, respectively                               158,182              157,313

Additional paid-in capital                                                             78,155,480           77,267,971
Accumulated other comprehensive income                                                    153,161               24,028
Accumulated deficit                                                                   (35,661,348)         (30,255,657)
                                                                                 -----------------     ----------------
    Total stockholders' equity                                                         42,805,475           47,193,655
                                                                               -------------------  -------------------
Total Liabilities and Stockholders' Equity                                     $       46,467,344    $      50,691,007
                                                                               -------------------  -------------------
                                                                               -------------------  -------------------

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended                       Nine Months Ended
                                                                September 30,                            September 30,
                                                 -------------------------------------------  ------------------------------------
                                                         1998                 1997                 1998                 1997
                                                 -------------------  -------------------   ------------------  ------------------

Revenues:
  License/royalty revenue                        $         1,536,992   $        3,349,434   $        4,617,138  $        4,147,564
  Contract revenue                                           158,834              130,999              370,694           1,325,925
                                                   -----------------     ----------------     ----------------     ---------------
                                                           1,695,826            3,480,433            4,987,832           5,473,489
                                                   -----------------     ----------------     ----------------     ---------------

Expenses:
  Research and development                                 3,157,774            3,319,102            9,310,700           8,910,514
  General and administrative                                 854,716              927,968            2,836,114           2,705,180
                                                   -----------------     ----------------     ----------------     ---------------
                                                           4,012,490            4,247,070           12,146,814          11,615,694
                                                   -----------------     ----------------     ----------------     ---------------
Loss from operations                                      (2,316,664)            (766,637)          (7,158,982)         (6,142,205)
  Interest income                                             607,846             590,731            1,879,342           1,798,100
  Interest expense                                             41,057              48,598              126,051             149,555
                                                   -----------------     ----------------     ----------------     ---------------
    Net loss                                       $      (1,749,875)    $       (224,504)    $     (5,405,691)    $    (4,493,660)
                                                   -----------------     ----------------     ----------------     ---------------
                                                   -----------------     ----------------     ----------------     ---------------


Net loss per share (basic and diluted--Note 2)     $            (.11)    $           (.01)    $           (.34)    $          (.29)
                                                   -----------------     ----------------     ----------------     ---------------
                                                   -----------------     ----------------     ----------------     ---------------

Weighted average shares used in computing
 net loss per share                                       15,817,412           15,458,404           15,786,838          15,443,212
                                                   -----------------     ----------------     ----------------     ---------------
                                                   -----------------     ----------------     ----------------     ---------------

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                              ----------------------------------------
                                                                                      1998                 1997
                                                                              -------------------  -------------------

OPERATING ACTIVITIES:
  Net loss                                                                    $        (5,405,691) $        (4,493,660)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                                       694,653              690,440
      Write-off of abandoned patent costs                                                  94,800               54,388
  Change in operating assets and liabilities:
      Receivables and other                                                              (769,729)             575,356
      Accounts payable and accrued expenses                                               152,134                3,397
      Deferred revenue                                                                    321,739             (834,782)
                                                                              -------------------  -------------------
            Net cash used in operating activities                                      (4,912,094)          (4,004,861)
                                                                              -------------------  -------------------

INVESTING ACTIVITIES:
  Marketable securities                                                                 5,045,860           (1,278,687)
  Capital expenditures                                                                    (25,388)            (449,184)
  Deposits and other                                                                       (2,854)             197,810
  Patent expenditures                                                                    (155,509)            (196,091)
                                                                              -------------------  -------------------
            Net cash provided from (used in) investment activities                      4,862,109           (1,726,152)
                                                                              -------------------  -------------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                                     (369,375)            (378,038)
  Principal payments on notes payable                                                    (213,773)            (106,887)
  Issuance of common stock, net                                                           888,378              310,821
                                                                              -------------------  -------------------
            Net cash provided from (used in) financing activities                         305,230             (174,104)
                                                                              -------------------  -------------------

Net increase (decrease) in cash and cash equivalents                                      255,245           (5,905,117)

Cash and cash equivalents at beginning of period                                       12,157,149           12,609,277
                                                                              -------------------  -------------------

Cash and cash equivalents at end of period                                    $        12,412,394  $         6,704,160
                                                                              -------------------  -------------------
                                                                              -------------------  -------------------


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases                                   $           273,792  $           379,374
                                                                              -------------------  -------------------
                                                                              -------------------  -------------------


                               VICAL INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998
                                   (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

         BASIS OF PRESENTATION

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 1998, and for the three-month and nine-month periods ended September 30, 1998 and 1997, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share (basic and diluted) for the three-month and nine-month periods ended September 30, 1998 and 1997, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.       COMPREHENSIVE INCOME

         The Company implemented Statement of Financial Accounting Standards No. 130, "Comprehensive Income", effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income (loss) under the current rules, the Company is required to display the impact of any unrealized gain or loss on marketable securities as a component of comprehensive income and to display an amount representing total comprehensive income for each period presented. In interim financial results, this information is allowed to be presented in the notes to the financial statements. For the three-month periods ended September 30, 1998 and 1997, other comprehensive income was $148,889 and $61,663, respectively, and total comprehensive loss was $1,600,986 and $162,841, respectively. For the nine-month periods ended September 30, 1998 and 1997, other comprehensive income was $129,133 and $71,653, respectively, and total comprehensive loss was $5,276,558 and $4,442,007, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. Currently, the Company is developing its ALLOVECTIN-7, LEUVECTIN and VAXID cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck & Co., Inc. ("Merck") and Pasteur Merieux Connaught ("PMC"). In February 1998, the Company and Centocor, Inc. entered into a license agreement allowing Centocor, Inc. to use Vical's naked DNA technology to develop and market certain gene-based vaccines for the potential treatment of certain types of cancer. To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of September 30, 1998, the Company's accumulated deficit was approximately $35.7 million.

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

Results from another Phase I/II trial of ALLOVECTIN-7 suggested potential efficacy in certain patients with unresectable head and neck cancer.
Results for 22 evaluable patients in a multi-center Phase II trial yielded one clinical complete response lasting more than 8 months. Eight patients experienced stable disease for 2 to 18 months and continuing, of which three patients had significant (25 percent to 40 percent) tumor shrinkage. The median time to disease progression was 26 weeks among the nine patients that derived clinical benefit, compared with 6 weeks among the 13 non-responders. Notably, median survival was 41 weeks among patients who derived clinical benefit, compared with 23 weeks among non-responders. Overall median survival for patients in the Phase II trial, including non-responders, was 36 weeks, which is more than 50 percent longer than the expected median survival (23 weeks) for this patient population.

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

Phase I/II clinical trials testing the safety of LEUVECTIN at varying dosage levels were completed in patients with advanced melanoma, renal cell carcinoma, and soft-tissue sarcoma. The Phase I/II results presented in May 1998 indicated that of the 14 evaluable patients in the renal cell carcinoma trial, two patients achieved clinical partial responses persisting for 13 to 14 months and continuing, and two achieved stable disease, yielding a total of four out of 14 evaluable patients (29 percent) deriving clinical benefit from treatment. Among 16 evaluable patients in the melanoma trial, one achieved a clinical partial response persisting for 11 months and continuing, and three achieved stable disease. Among 15 evaluable patients in the sarcoma trial, nine patients achieved stable disease. The results of these trials indicated that the treatment appeared to be safe and well-tolerated, with no serious treatment-related adverse events reported. Responses appeared to be dose-related, with all clinical responses occurring in the two highest dosing groups. In May 1998 the Company initiated a multicenter Phase II clinical trial in patients with metastatic renal cell carcinoma. The open-label, multi-center Phase II trial is designed to evaluate the safety and efficacy of LEUVECTIN in up to 80 patients with metastatic kidney cancer and determine response rate and duration.

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

Results of the trial were presented in June 1998, and indicated that LEUVECTIN was well-tolerated and may be successful in causing targeted immune response against prostate cancer cells. In five of 11 patients scheduled for radical prostatectomy (complete removal of the prostate gland), serum PSA levels decreased by at least 50 percent prior to surgery, and remained at undetectable levels following surgery for up to 11 months and continuing. Two additional patients experienced serum PSA reductions between 25 percent and 50 percent prior to surgery and undetectable levels following surgery for up to 6 months and continuing. In four of eight patients with recurrent disease following radiation therapy, serum PSA levels decreased by at least 50 percent. Three additional patients experienced serum PSA reductions between 25 percent and 50 percent.

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

In July 1997, the Company and PMC began a Phase I clinical trial of an experimental naked DNA vaccine against the parasite that causes malaria. The Company and PMC sponsored the trial under their Research, Collaboration and License Agreement. The trial was conducted by the U.S. Naval Medical Research Institute. In April 1998, the Company released preliminary results from approximately 20 human participants in the trial which indicated that the vaccine was well-tolerated and safe. Preliminary analysis of specimens from trial participants suggested a good cellular immune response with features that the physicians conducting the trial believe may be important in preventing the disease. In the October 16, 1998, issue of SCIENCE, the Company and its collaborators at the Naval Medical Research Center and PMC reported that subjects immunized with a potential malaria DNA vaccine developed dose-related "killer" T cell immune responses. These T-cells are believed to be essential for vaccines against malaria and other infectious diseases. This was the first demonstration of safety and immune responses in healthy human volunteers with a vaccine using the Company's patented naked DNA technology. To date, no effective vaccine has been developed against malaria, which is among the most prevalent and fatal infectious diseases worldwide. In September 1998, the Company signed a cooperative agreement with the Office of Naval Research for funding of up to $2,700,000 to develop a multi-gene malaria DNA vaccine and test its ability to protect humans against malaria.

In September 1998, the Company and Boston Scientific Corporation entered into a license and option agreement for the development of intravascular gene delivery technology. The agreement specified an initial payment of $1,100,000 which was received in October 1998.

The Company's product candidates may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by the Company.

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

RESULTS OF OPERATIONS

Revenues of $1,696,000 were recorded for the quarter ended September 30, 1998. License revenue primarily consisted of a license fee of $1,100,000 (which the Company received in October 1998) related to a license and option agreement with Boston Scientific for the development of vascular gene therapy, recognition of deferred license fees of $250,000 from the existing Merial license agreement and royalty revenue of $183,000. In the second quarter of 1998, the Company received $1,000,000 from Merial for the extension of its option on vaccine targets. This license fee is being recognized as revenue over the twelve-month option period. Accordingly, $250,000 was recognized as revenue in each of the second and third quarters of 1998 and $500,000 of the initial payment is reflected as current deferred revenue in the balance sheet at September 30, 1998. In addition, for the quarter ended September 30, 1998, the Company recognized net contract revenue of $159,000, primarily from a contract entered into in September 1998 with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria. This multi-year grant could provide up to $2,700,000 of funding to the Company.

The Company had revenues of $3,480,000 for the quarter ended September 30, 1997. License revenue of $3,178,000 was derived primarily from an initial payment of $2,000,000 from Merck under a license and option agreement for use of the Company's technology to deliver certain growth factors and a milestone payment from PMC for the start of the malaria clinical trial. License revenue for the quarter ended September 30, 1997, also included amortization of deferred license fees under earlier agreements with PMC and Merial and royalty revenues of $171,000. Contract revenues were primarily from PMC.

Revenues for the nine months ended September 30, 1998, were $4,988,000. In addition to the revenue recognized in the third quarter, revenue for the nine months ended September 30, 1998, also included $2,200,000 of license revenue from Centocor, Inc., $428,000 of license revenue from amortization of deferred revenue from PMC and Merial, contract revenue from PMC and royalty revenue of $524,000. Revenues for the nine months ended September 30, 1997, were $5,473,000 and, in addition to contract and license revenue from Merck, PMC and Merial, and royalty revenue, included a grant from the Department of Defense of $209,000.

The Company's total operating expenses for the quarter ended September 30, 1998, were $4,012,000 compared with $4,247,000 for the second quarter of 1997. Total operating expenses for the nine months ended September 30, 1998, were $12,147,000 compared with $11,616,000 for the same period in 1997.

Research and development expenses decreased to $3,158,000 for the three months ended September 30, 1998, from $3,319,000 for the same period in 1997. For the nine months ended September 30, 1998, research and development expenses were $9,311,000 compared with $8,911,000 in the same period of 1997. The decrease in research and development expenses for the quarter ended September 30, 1998 is because the comparable quarter of the prior year included clinical trial costs for the malaria clinical trial and costs for contract services which were not incurred at the same level in 1998. These decreases were partially offset by increased costs of personnel. The increase in research and development expenses for the nine months ended September 30, 1998 was generally due to increased clinical trial costs and additional royalties for license agreements.

General and administrative expenses decreased to $855,000 for the three months ended September 30, 1998, from $928,000 for the same period in 1997. General and administrative expenses for the nine months ended September 30, 1998, increased to $2,836,000 from $2,705,000 for the same period in 1997. The decrease for the three-month period primarily is due to lower insurance and facilities costs. The increase for the nine-month period is attributable to the Company's expanding research and development activities, partially offset by lower insurance and facilities costs.

Investment income for the three-month and nine-month periods ended September 30, 1998, was $608,000 and $1,879,000, respectively. Investment income for the three-month and nine-month periods ended September 30, 1997, was $591,000 and $1,798,000, respectively. The increases are primarily a result of higher rates of return on investments.

The net loss was $.11 per share for the three months ended September 30, 1998, compared with net loss per share of $.01 for the same period of 1997. For the nine months ended September 30, 1998, the net loss was $.34 per share compared with a net loss of $.29 per share for the same period in the prior year. The Company expects to incur losses throughout the remainder of 1998 and to report a net loss per share for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, three public offerings of common stock and revenues from collaborative agreements. As of September 30, 1998, the Company had working capital of approximately $40.5 million compared with $44.9 million at December 31, 1997. Cash and marketable securities totaled approximately $40.9 million at September 30, 1998, compared with $45.6 million at December 31, 1997.

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

If additional funding is not available, Vical anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating needs through 2000.

YEAR 2000 ISSUES

The Company has performed a review of its computer applications and equipment to determine whether they will function for the year 2000 and beyond and what modifications, if any, would be required to ensure their continuing functionality. Given the relatively small size of the Company's systems and the predominantly new hardware, software and operating systems, management does not anticipate any significant delays in becoming Year 2000 compliant. However, the Company is unable to control whether its current and future strategic partners' systems are Year 2000 compliant. To the extent that strategic partners would be unable to procure clinical materials or services provided by the Company, or otherwise manage their clinical trials and research and development activities, or to pay invoices owed to the Company, or to the extent that suppliers are unable to manufacture and ship materials or provide requested contract services, the Company's operations could be adversely affected. The Company is communicating with strategic partners to assess the risk of Year 2000 issues. The Company has not completed the inquiries of the strategic partners. However, the Company is not aware, at this time, of any material year 2000 issues regarding its dealings with its strategic partners. The Company anticipates that its assessment will be completed by July 31, 1999. At this time, management has no reason to believe that Year 2000 changes will have a material impact on the Company's business, financial condition or results of operations. Since no significant issues have been identified, the Company does not have a contingency plan to address any material Year 2000 issues. Such contingency plan, if required, will be developed for all applications and systems that affect core business functions upon completion of the Company's assessment of Year 2000 issues.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

If a stockholder wishes to have a stockholder proposal considered at the Company's next annual meeting, the stockholder must have given timely notice of the proposal in writing to the Secretary of the Company. To be timely, a stockholder's notice of the proposal must be delivered to or mailed and received at the executive offices of the Company not less than 50 days nor more than 75 days prior to the date of the annual meeting; provided, however, that notice of the proposal to be timely must be received no later than the close of business on the 15th day following the day on which such notice of the date of the annual meeting was mailed or public disclosure of the meeting date was made.

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


                                               Vical Incorporated


Date:    November 12, 1998                     By /s/MARTHA J. DEMSKI
                                                 --------------------
                                               Martha J. Demski
                                               Vice President and
                                               Chief Financial Officer
                                               (on behalf of the registrant and
                                               as the registrant's Principal
                                               Financial and Accounting
                                               Officer)

            EXHIBIT
             NUMBER                            DESCRIPTION OF DOCUMENT

1.       EXHIBIT 27                            Financial Data Schedule