Form 10-Q
period 1999-03-31
VICAL INC
filed 1999-05-14
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number: 0-21088

                               VICAL INCORPORATED
--------------------------------------------------------------------------------
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


                                 (619) 646-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
                       ---  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at March 31, 1999
         -----                                  -----------------------------
Common Stock, $.01 par value                                 16,190,313

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                          PAGE NO.
                                                                                          --------
COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets as of March 31, 1999, and December 31, 1998............................3

         Statements of Operations for the Three Months Ended March 31, 1999 and 1998...........4

         Statements of Cash Flows for the Three Months Ended March 31, 1999 and 1998...........5

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

PART II  OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................*

         ITEM 2.  Changes in Securities........................................................*

         ITEM 3.  Defaults upon Senior Securities..............................................*

         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................*

         ITEM 5.  Other Information............................................................*

         ITEM 6.  Exhibits and Reports on Form 8-K............................................10

SIGNATURE.....................................................................................11

EXHIBIT LIST..................................................................................12


* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VICAL INCORPORATED
                                 BALANCE SHEETS

                                                                     March 31,
                                                                       1999         December 31,
                                                                    (Unaudited)         1998
                                                                 ----------------  ---------------
ASSETS
Current Assets:
  Cash and cash equivalents                                      $     9,817,013   $   13,567,817
  Marketable securities - available-for-sale                          33,816,715       26,615,939
  Receivables and other                                                2,364,335        1,432,711
                                                                 ----------------  ---------------
    Total current assets                                              45,998,063       41,616,467
                                                                 ----------------  ---------------
Property and Equipment:
  Equipment                                                            5,049,508        5,139,944
  Leasehold improvements                                               1,640,874        1,558,554
                                                                 ----------------  ---------------
                                                                       6,690,382        6,698,498
  Less--accumulated depreciation and amortization                     (5,083,086)      (4,992,121)
                                                                 ----------------  ---------------
                                                                       1,607,296        1,706,377
                                                                 ----------------  ---------------
Patent costs, net of accumulated amortization                          1,443,922        1,387,936
Other assets                                                             142,967          133,385
                                                                 ----------------  ---------------
                                                                 $    49,192,248    $  44,844,165
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                          $     1,861,662   $    2,281,252
  Current portion of capital lease obligations                           478,005          473,466
  Current portion of notes payable                                       213,773          213,773
  Deferred revenue                                                     1,183,334          250,000
                                                                 ----------------  ---------------
    Total current liabilities                                          3,736,774        3,218,491
                                                                 ----------------  ---------------
Long-Term Obligations:
  Long-term obligations under capital leases                             651,200          747,807
  Notes payable                                                                -           53,443
                                                                 ----------------  ---------------
    Total long-term obligations                                          651,200          801,250
                                                                 ----------------  ---------------
Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                          -                -
   Common stock, $0.01 par value--40,000,000 shares authorized--
     16,190,313 and 15,866,544 shares issued and outstanding at
     March 31, 1999 and December 31, 1998, respectively                  161,903          158,665
Additional paid-in capital                                            83,170,227       78,332,483
Accumulated other comprehensive income                                    17,353           69,440
Accumulated deficit                                                  (38,545,209)     (37,736,164)
                                                                 ----------------  ---------------
    Total stockholders' equity                                        44,804,274       40,824,424
                                                                 ----------------  ---------------
Total Liabilities and Stockholders' Equity                       $    49,192,248   $   44,844,165
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          Three months ended
                                                                              March 31,
                                                                 ---------------------------------
                                                                       1999              1998
                                                                 ----------------  ---------------
Revenues:
  License/royalty revenue                                        $     2,665,335   $    2,531,975
  Contract revenue                                                       614,839          200,360
                                                                 ----------------  ---------------
                                                                       3,280,174        2,732,335
                                                                 ----------------  ---------------
Expenses:
  Research and development                                             3,614,228        3,094,838
  General and administrative                                           1,012,942          967,066
                                                                 ----------------  ---------------
                                                                       4,627,170        4,061,904
                                                                 ----------------  ---------------
Loss from operations                                                  (1,346,996)      (1,329,569)
  Interest income                                                        571,174          651,725
  Interest expense                                                        33,223           43,224
                                                                 ----------------  ---------------
    Net loss                                                     $      (809,045)  $     (721,068)
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------
Net loss per share (basic and diluted--Note 2)                   $          (.05)  $         (.05)
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------
Weighted average shares used in computing net loss per share
  (Note 2)                                                            15,952,678       15,753,191
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended
                                                                              March 31,
                                                                 ---------------------------------
                                                                       1999              1998
                                                                 ----------------  ---------------
OPERATING ACTIVITIES:
  Net loss                                                       $      (809,045)  $     (721,068)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                      242,647          236,382
  Change in operating assets and liabilities:
      Receivables and other                                             (931,624)          80,012
      Accounts payable and accrued expenses                             (419,589)         149,797
      Deferred revenue                                                   933,333         (178,261)
                                                                 ----------------  ---------------
            Net cash used in operating activities                       (984,278)        (433,138)
                                                                 ----------------  ---------------
INVESTING ACTIVITIES:
  Marketable securities                                               (7,252,863)         848,718
  Capital expenditures                                                  (117,385)          (2,246)
  Deposits and other                                                      19,418           (5,511)
  Patent expenditures                                                    (78,750)         (41,188)
                                                                 ----------------  ---------------
            Net cash provided from (used in) investment
                 activities                                            (7,429,580)         799,773
                                                                 ----------------  ---------------
FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                    (124,485)        (126,757)
  Principal payments on notes payable                                    (53,443)        (106,887)
  Issuance of common stock, net                                        4,840,982          348,670
                                                                 ----------------  ---------------
            Net cash provided from (used in) financing activities      4,663,054          115,026
                                                                 ----------------  ---------------

Net increase (decrease) in cash and cash equivalents                  (3,750,804)         481,661

Cash and cash equivalents at beginning of period                      13,567,817       12,157,149
                                                                 ----------------  ---------------
Cash and cash equivalents at end of period                       $     9,817,013   $   12,638,810
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------
Supplemental Disclosure of Non-Cash Investing and Financing
  Activities:
    Equipment acquired under capital leases                      $        32,417   $       47,539
                                                                 ----------------  ---------------
                                                                 ----------------  ---------------

See accompanying notes.

                                 VICAL INCORPORATED
                           NOTES TO FINANCIAL STATEMENTS

                                   March 31, 1999
                                    (unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

     BASIS OF PRESENTATION

     The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, is unaudited. In the opinion of management, the information reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operations. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.   NET LOSS PER SHARE

     Net loss per share (basic and diluted) for the three-month periods ended March 31, 1999 and 1998, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.   COMPREHENSIVE INCOME

     The Company implemented Statement of Financial Accounting Standards No. 130, "Comprehensive Income," effective January 1, 1998. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net income (loss) under the current rules, the Company is required to display the impact of any unrealized gain or loss on marketable securities as a component of comprehensive income and to display an amount representing total comprehensive income for each period presented. In interim financial results, this information is allowed to be presented in the notes to the financial statements. For the three-month periods ended March 31, 1999 and 1998, other comprehensive loss was $52,087 and $725, respectively, and total comprehensive loss was $861,132 and $721,793, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its direct gene transfer and related technologies. The Company is developing its ALLOVECTIN-7, LEUVECTIN and VAXID cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck & Co., Inc. ("Merck") and Pasteur Merieux Connaught ("PMC"). Vical and Centocor, Inc. have a license agreement allowing Centocor, Inc. to use Vical's naked DNA technology to develop and market certain gene-based vaccines for the potential treatment of certain types of cancer. The Company has an agreement with Boston Scientific for the use of Vical's technology in catheter-based intravascular gene delivery. Vical has an agreement with Rhone-Poulenc Rorer to use its gene delivery technology to deliver certain neurological proteins for neurodegenerative diseases. Vical also has agreements with Pfizer Inc. for use of its technology for gene delivery of therapeutic proteins in certain animal health applications and with Merial for use of its technology for DNA vaccines in certain animal infectious disease targets.

To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of March 31, 1999, the Company's accumulated deficit was approximately $38.5 million.

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

In May 1998, the Company initiated registration-supportive expanded Phase II and Phase III multi-center clinical trials with ALLOVECTIN-7 in certain patients with metastatic melanoma. Either or both of the pivotal trials could support product registration if endpoints are achieved. Vical also has a multi-center Phase II study underway with ALLOVECTIN-7 in patients with head and neck cancer.

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

In May 1998, the Company initiated a multicenter Phase II clinical trial using LEUVECTIN in patients with metastatic renal cell carcinoma. In May 1999, data were presented from a Phase I/II trial testing LEUVECTIN in patients with prostate cancer. Based on this data, Vical intends to pursue additional clinical development in prostate cancer.

In collaboration with Stanford University Medical Center, the Company is conducting a Phase I/II clinical trial of VAXID, a naked DNA vaccine against low-grade non-Hodgkin's B-cell lymphoma. VAXID contains a gene that encodes the patient-specific idiotype (characteristic feature) of cancerous B-cells. The Company believes that immunization of post-chemotherapy patients with VAXID could result in the elimination of residual disease and the prevention of the relapse of disease.

The National Cancer Institute (NCI) published data from a previous NCI clinical trial indicating a 42 percent response rate in end-stage melanoma patients after treatment with systemic IL-2 and a peptide-based vaccine using a modified gp100 protein developed at NCI. This Phase I/II study is being repeated at the National Cancer Institute with a naked DNA version of the gp100 vaccine provided by Vical.

Vical is collaborating with PMC and the U.S. Naval Medical Research Center
(NMRC) to develop a DNA vaccine against malaria. In July 1997, Vical and PMC began a Phase I trial of an experimental vaccine against the parasite that causes malaria. NMRC conducted the clinical trial with approximately twenty volunteers. Trial results, reported in an October 1998 issue of SCIENCE, indicated that subjects immunized with a potential malaria DNA vaccine developed dose-related killer T-cell immune responses. As a result of these data, further clinical development is planned.

In January 1999, Vical and Pfizer Inc. entered into a license and option agreement granting Pfizer rights to use Vical's proprietary naked DNA technologies to deliver therapeutic proteins for animal health applications. The agreement resulted in a $1,000,000 license payment to Vical, a $6,000,000 investment in approximately 318,000 shares of Vical common stock at $18.87 per share, and a commitment to fund Vical research for a total of $1,500,000 over the next three years.

The Company's product candidates may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by the Company.

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations will be successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals and other matters discussed in Item 1 under the caption "Risk Factors" in the Company's Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission, which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues of $3,280,000 were recorded for the quarter ended March 31, 1999. In January 1999, Pfizer Inc. entered into a license and option agreement and a stock purchase agreement with the Company. Under the terms of the agreements Pfizer Inc. paid the Company $1,000,000 in license fees, $125,000 as an advance for contract research and $6,000,000 for the purchase of approximately 318,000 shares of common stock at $18.87 per share, reflecting a 25% premium. The license fee and the $1,200,000 premium on the purchase of stock were recognized as revenue in the first quarter of 1999. License revenue also included recognition of deferred license fees of $250,000 from the existing Merial license agreement and royalty revenue of $215,000. In March 1999, the Company received $1,100,000 from Merial for the extension to March 2000 of its option on vaccine targets. This license fee will be recognized as revenue over the twelve-month option period. In addition, for the quarter ended March 31, 1999, the Company recognized net contract revenue of $615,000, primarily from a contract entered into in September 1998 with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria. This multi-year grant could provide up to $2,700,000 of funding to the Company, of which $1,072,000 was recognized as revenue through March 31, 1999.

The Company had revenues of $2,732,000 for the quarter ended March 31, 1998. License revenue of $2,532,000 was derived primarily from an initial payment of $2,000,000 from Centocor under a license and option agreement and reimbursement of certain costs. License revenue for the quarter ended March 31, 1998, also included amortization of deferred license fees under earlier agreements with PMC and Merial and royalty revenues totaling $332,000. Contract revenues were primarily from PMC.

The Company's total operating expenses for the quarter ended March 31, 1999, were $4,627,000 compared with $4,062,000 for the first quarter of 1998.

Research and development expenses increased to $3,614,000 for the three months ended March 31, 1999, from $3,095,000 for the same period in 1998. The increase in research and development expenses for the three months was generally due to increased preclinical and clinical trial costs, and personnel related costs, partially offset by lower license payments to third parties.

General and administrative expenses increased to $1,013,000 for the three months ended March 31, 1999, from $967,000 for the same period in 1998. The increase primarily is attributable to timing of when certain printing and annual meeting related costs were incurred.

Investment income for the three-month periods ended March 31, 1999 and 1998, was $571,000 and $652,000, respectively. The decrease primarily is a result of lower investment balances and lower rates of return on investments.

The net loss was $.05 per share for the three months ended March 31, 1999, compared with net loss per share of $.05 for the same period of 1998. The Company expects to incur losses throughout the remainder of 1999 and to report a net loss per share for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, three public offerings of common stock and revenues from collaborative agreements. As of March 31, 1999, the Company had working capital of approximately $42.3 million compared with $38.4 million at December 31, 1998. Cash and marketable securities totaled approximately $43.6 million at March 31, 1999, compared with $40.2 million at December 31, 1998.

The Company expects to incur substantial additional research and development expense and general and administrative expense, including continued increases in personnel costs, costs related to preclinical testing and clinical trials, outside services and facilities. The Company's future capital requirements will depend on many factors, including continued scientific progress in its research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing and scale-up, and commercialization activities and arrangements. The Company intends to seek additional funding through research and development relationships with suitable potential corporate collaborators or through public or private financing. Additional funding may not be available on favorable terms or at all.

If additional funding is not available, Vical anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating needs through at least 2000.

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) In January 1999 Vical sold approximately 318,000 shares of common stock to Pfizer for $18.87 per share or $6,000,000 in the aggregate. Vical relied on the exemption provided by Section 4(2) of the Securities Act of 1933 for this issuance given the nature of the purchaser.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.   Exhibits

     EXHIBIT 4.4 Stock Purchase Agreement Dated January 22, 1999 between the Company and Pfizer Inc.

     EXHIBIT 27     Financial Data Schedule

2.   Reports on Form 8-K

          None

                               VICAL INCORPORATED

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        Vical Incorporated

Date:    May 13, 1999                   By /s/ MARTHA J. DEMSKI
                                          ----------------------
                                        Martha J. Demski
                                        Vice President and
                                        Chief Financial Officer
                                        (on behalf of the registrant and
                                        as the registrant's Principal
                                        Financial and Accounting
                                        Officer)


  EXHIBIT
  NUMBER                   DESCRIPTION OF DOCUMENT
  -------                  -----------------------
1.   EXHIBIT 4.4    Stock Purchase Agreement Dated January 22, 1999 between the
                    Company and Pfizer Inc.

2.   EXHIBIT 27     Financial Data Schedule
