Form 10-Q
period 1999-06-30
VICAL INC
filed 1999-08-13
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-21088

                               VICAL INCORPORATED
-------------------------------------------------------------------------------
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

                                 (858) 646-1100
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                        OUTSTANDING AT JUNE 30, 1999
         -----                        ----------------------------
Common Stock, $.01 par value                   16,190,913

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets as of June 30, 1999, and December 31, 1998.............................3

         Statements of Operations for the Three Months Ended June 30, 1999 and 1998, and
         for the Six Months Ended June 30, 1999 and 1998.......................................4

         Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998..............5

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

PART II  OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................*

         ITEM 2.  Changes in Securities........................................................*

         ITEM 3.  Defaults upon Senior Securities..............................................*

         ITEM 4.  Submission of Matters to a Vote of Security Holders.........................15

         ITEM 5.  Other Information............................................................*

         ITEM 6.  Exhibits and Reports on Form 8-K............................................16

SIGNATURE.....................................................................................17

EXHIBIT LIST..................................................................................18

* No information provided due to inapplicability of item.

PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         VICAL INCORPORATED
                                           BALANCE SHEETS
                                                                       June 30,       December 31,
                                                                        1999              1998
                                                                     (Unaudited)
                                                                  ----------------  ----------------
ASSETS
Current Assets:
  Cash and cash equivalents                                       $    11,107,132   $    13,567,817
  Marketable securities - available-for-sale                           30,405,667        26,615,939
  Receivables and other                                                 1,338,669         1,432,711
                                                                  ----------------  ----------------
    Total current assets                                               42,851,468        41,616,467
                                                                  ----------------  ----------------

Property and Equipment:
  Equipment                                                             5,426,830         5,139,944
  Leasehold improvements                                                1,558,088         1,558,554
                                                                  ----------------  ----------------
                                                                        6,984,918         6,698,498
  Less--accumulated depreciation and amortization                      (5,248,136)       (4,992,121)
                                                                  ----------------  ----------------
                                                                        1,736,782         1,706,377
                                                                  ----------------  ----------------
Patent costs, net of accumulated amortization                           1,487,137         1,387,936
Other assets                                                              147,892           133,385
                                                                  ----------------  ----------------
                                                                  $    46,223,279    $   44,844,165
                                                                  ================  ================

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                           $     2,143,604   $     2,281,252
  Current portion of capital lease obligations                            554,166           473,466
  Current portion of notes payable                                        160,330           213,773
  Deferred revenue                                                        935,276           250,000
                                                                  ----------------  ----------------
    Total current liabilities                                           3,793,376         3,218,491
                                                                  ----------------  ----------------

Long-Term Obligations:
  Long-term obligations under capital leases                              800,280           747,807
  Notes payable                                                                 -            53,443
                                                                  ----------------  ----------------
    Total long-term obligations                                           800,280           801,250
                                                                  ----------------  ----------------

Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                           -                 -
   Common stock, $0.01 par value--40,000,000 shares authorized--
     16,190,913 and 15,866,544 shares issued and outstanding at
     June 30, 1999 and December 31, 1998, respectively                    161,909           158,665
Additional paid-in capital                                             83,173,596        78,332,483
Accumulated other comprehensive income (loss)                             (92,482)           69,440
Accumulated deficit                                                   (41,613,400)      (37,736,164)
                                                                  ----------------    --------------
    Total stockholders' equity                                         41,629,623        40,824,424
                                                                  ----------------  ----------------
Total Liabilities and Stockholders' Equity                        $    46,223,279   $    44,844,165
                                                                  ================  ================

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three months ended                 Six months ended
                                                                            June 30,                          June 30,
                                                              ----------------------------------  --------------------------------
                                                                    1999              1998              1999             1998
                                                              ----------------  ----------------  ---------------  ---------------
Revenues:
  License/royalty revenue                                     $       610,371   $       548,170   $    3,275,706   $    3,080,145
  Contract revenue                                                    643,095            11,500        1,257,934          211,860
                                                              ----------------  ----------------  ---------------  ---------------
                                                                    1,253,466           559,670        4,533,640        3,292,005
                                                              ----------------  ----------------  ---------------  ---------------

Expenses:
  Research and development                                          3,737,835         3,058,086        7,352,063        6,152,924
  General and administrative                                        1,121,793         1,014,332        2,134,735        1,981,398
                                                              ----------------  ----------------  ---------------  ---------------
                                                                    4,859,628         4,072,418        9,486,798        8,134,322
                                                              ----------------  ----------------  ---------------  ---------------
Loss from operations                                               (3,606,162)       (3,512,748)      (4,953,158)      (4,842,317)
  Interest income                                                     568,086           619,770        1,139,260        1,271,495
  Interest expense                                                     30,115            41,770           63,338           84,994
                                                              ----------------  ----------------  ---------------  ---------------
    Net loss                                                  $    (3,068,191)  $    (2,934,748)  $   (3,877,236)  $   (3,655,816)
                                                              ================  ================  ===============  ===============


Net loss per share (basic and diluted--Note 2)                $          (.19)  $          (.19)  $         (.24)  $         (.23)
                                                              ================  ================  ===============  ===============

Weighted average shares used in computing net loss per share       16,190,840        15,789,206       16,072,318       15,771,298
(Note 2)                                                      ================  ================  ===============  ===============

See accompanying notes.

                                        VICAL INCORPORATED
                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                           Six months ended
                                                                               June 30,
                                                                  ----------------------------------
                                                                        1999              1998
                                                                  ----------------  ----------------
OPERATING ACTIVITIES:
  Net loss                                                        $    (3,877,236)  $    (3,655,816)
  Adjustments to reconcile net loss to net cash provided from
    (used in) operating activities:
      Depreciation and amortization                                       530,592           467,202
      Write-off of abandoned patent costs                                       -            60,144
  Change in operating assets and liabilities:
      Receivables and other                                                94,042           377,171
      Accounts payable and accrued expenses                              (137,648)          (32,167)
      Deferred revenue                                                    685,276           571,739
                                                                  ----------------  ----------------
            Net cash used in operating activities                      (2,704,974)       (2,211,727)
                                                                  ----------------  ----------------

INVESTING ACTIVITIES:
  Marketable securities                                                (3,951,650)         (145,810)
  Capital expenditures                                                   (159,985)          (16,253)
  Deposits and other                                                       14,493            (4,074)
  Patent expenditures                                                    (145,447)          (86,501)

                                                                  ----------------  ----------------
            Net cash used in investment activities                     (4,242,589)         (252,638)
                                                                  ----------------  ----------------

FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                     (250,593)         (249,970)
  Payments on notes payable                                              (106,886)         (160,330)
  Issuance of common stock, net                                         4,844,357           863,521

                                                                  ----------------  ----------------
            Net cash provided from financing activities                 4,486,878           453,221
                                                                  ----------------  ----------------

Net decrease in cash and cash equivalents                              (2,460,685)       (2,011,144)

Cash and cash equivalents at beginning of period                       13,567,817        12,157,149
                                                                  ----------------  ----------------

Cash and cash equivalents at end of period                        $    11,107,132   $    10,146,005
                                                                  ================  ================


Supplemental Disclosure of Non-Cash Investing and Financing
Activities: Equipment acquired under capital leases               $       383,766   $       179,135
                                                                  ================  ================

See accompanying notes.

                               VICAL INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its direct gene transfer and related technologies.

         BASIS OF PRESENTATION

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 1999, and for the three-month and six-month periods ended June 30, 1999 and 1998, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share (basic and diluted) for the three-month and six-month periods ended June 30, 1999 and 1998, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive income (loss) represents unrealized gain or loss on marketable securities. For the three-month periods ended June 30, 1999 and 1998, other comprehensive loss was $109,835 and $19,031, respectively, and total comprehensive loss was $3,178,026 and $2,953,779, respectively. For the six-month periods ended June 30, 1999 and 1998, other comprehensive loss was $161,922, and $19,756, respectively, and total comprehensive loss was $4,039,158 and $3,675,572, respectively.

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

To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of June 30, 1999, the Company's accumulated deficit was approximately $41.6 million.

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

Vical is developing its second gene-based product candidate, LEUVECTIN, also intended for direct injection into tumor lesions of cancer patients. LEUVECTIN contains a gene that encodes the potent immunostimulator IL-2 and a lipid material to facilitate gene uptake. The Company expects that LEUVECTIN, when injected into tumors, will cause the malignant cells to produce and secrete IL-2 in the vicinity of the tumor, stimulating the patient's immune system to attack and destroy tumor cells. Because LEUVECTIN is designed to deliver IL-2 only at the site of tumor lesions, the Company believes that it may provide efficacy similar to systemic IL-2 therapy with fewer side effects.

In May 1998, the Company initiated a multicenter Phase II clinical trial using LEUVECTIN in patients with metastatic renal cell carcinoma. Preliminary results presented in May 1999 indicated that LEUVECTIN appears to be safe and well tolerated, appears to stimulate an intended immune response against tumors, and may inhibit progression of the disease in patients with metastatic kidney cancer. In May 1999, data were presented from a Phase I/II trial testing LEUVECTIN in patients with prostate cancer. Vical began Phase II clinical trials in prostate cancer during the second quarter of 1999.

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

In January 1999, Vical and Pfizer Inc. entered into a license and option agreement granting Pfizer rights to use Vical's proprietary naked DNA technologies to deliver therapeutic proteins for animal health applications. The agreement resulted in a $1,000,000 license payment to Vical, a $6,000,000 investment in approximately 318,000 shares of Vical common stock at $18.87 per share, and a commitment to fund Vical research for a total of $1,500,000 over the next three years. In March 1999, Vical received $1,100,000 from Merial for the extension to March 2000 of its option on vaccine targets.

During the second quarter of 1999, Vical was awarded a multi-year SBIR grant of up to $553,000 from the National Cancer Institute (NCI) for cancer vaccine development work. Vical also was awarded multi-year contracts by the National Institute of Allergies and Infectious Diseases for infectious disease vaccine support work of at least $250,000. In recent months, several Vical patents were issued including patents which cover: compositions and methods for naked DNA vaccination against Lyme disease; a class of cationic lipids useful in gene delivery; a method of inducing and repressing the activity of genes after IN VIVO delivery into cells; and specific plasmids and uses encompassing Vical's ALLOVECTIN-7 product candidate. In addition a European patent was issued which covers a class of cationic lipids including those used in Vical's ALLOVECTIN-7 and LEUVECTIN product candidates.

Merck is planning to initiate a clinical trial before year-end with a vaccine using Vical's patented naked DNA gene delivery technology to protect against infection by human immunodeficiency virus (HIV), the virus that causes acquired immunodeficiency syndrome. In May 1991, Vical entered into a research collaboration and license agreement with Merck to develop vaccines utilizing Vical's intramuscular delivery technology to prevent infection and/or disease in humans. In connection with the 1991 agreement, Vical granted Merck a worldwide exclusive license to preventive vaccines using Vical's technology against seven human infectious diseases: HIV, influenza, herpes simplex, hepatitis B, hepatitis C, human papillomavirus and tuberculosis. In exchange for the license granted under this agreement, Merck has paid Vical initial license and option fees, option exercise fees, research and development payments, and payments for the achievement of development milestones. Merck is obligated to pay additional fees if development milestones are achieved with respect to the products developed under the Merck agreement and royalties on net sales by Merck of products, if any products are developed and marketed. There can be no assurance that any products will be developed under the license agreement, that any products would be shown to be safe and efficacious in clinical trials, that any products would receive the necessary regulatory approvals, or that any products would be marketed by Merck.

The Company's product candidates may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by the Company.

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the

Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations will be successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals and other matters discussed under the caption "Risk Factors" below , which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues of $1,253,000 were recorded for the quarter ended June 30, 1999. License revenue primarily represented recognition of deferred license fees of $275,000 from Merial and royalty revenue of $281,000. Contract revenue recognized was $643,000, and was primarily from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria. This multi-year grant could provide up to $2,700,000 of funding to the Company, of which $1,758,000 was recognized as revenue through June 30, 1999.

The Company had revenues of $560,000 for the quarter ended June 30, 1998. License revenue for the quarter ended June 30, 1998, included recognition of deferred license fees of $350,000 under earlier agreements with PMC and Merial and royalty revenues of $183,000.

Revenues for the six months ended June 30, 1999, were $4,534,000. In addition to the revenue recognized in the second quarter of 1999, revenue for the six months ended June 30, 1999, also included $1.0 million of license fee and $1.2 million of equity premium pursuant to January 1999 agreements with Pfizer Inc., recognition of deferred license fees of $250,000 from Merial, royalty revenue of $215,000 and contract revenue of $615,000 primarily from the Office of Naval Research.

Revenues for the six months ended June 30, 1998, were $3,292,000, and in addition to the revenue recognized in the second quarter of 1998, also included license payments of $2,200,000 from Centocor under a license and option agreement and reimbursement of certain costs, recognition of deferred license fees from PMC and Merial and royalty revenue totaling $332,000, and $200,000 of contract revenues from PMC.

The Company's total operating expenses for the quarter ended June 30, 1999, were $4,860,000 compared with $4,072,000 for the second quarter of 1998. Total operating expenses for the six months ended June 30, 1999, were $9,487,000 compared with $8,134,000 for the same period in 1998.

Research and development expenses increased to $3,738,000 for the three months ended June 30, 1999, from $3,058,000 for the same period in 1998. For the six months ended June 30, 1999, research and development expenses were $7,352,000 compared with $6,153,000 in the same period of 1998. The increase in research and development expenses for the three-month and six-month periods was generally due to increased preclinical and clinical trial costs, and personnel-related costs. The increase for the six-month period ended June 30, 1999 was partially offset by lower license payments to third parties.

General and administrative expenses increased to $1,122,000 for the three months ended June 30, 1999, from $1,014,000 for the same period in 1998. General and administrative expenses for the six months ended June 30, 1999, increased to $2,135,000 from $1,981,000 for the same period in 1998. The increase primarily is attributable to increased personnel costs.

Investment income for the three-month and six-month periods ended June 30, 1999, was $568,000 and $1,139,000, respectively. Investment income for the three-month and six-month periods ended June 30, 1998, was $620,000 and $1,271,000, respectively. The decreases primarily are a result of lower investment balances and lower rates of return on investments.

The net loss was $.19 per share for both the three months ended June 30, 1999, and the three months ended June 30, 1998. For the six months ended June 30, 1999, the net loss was $.24 per share compared with a net loss of $.23 per share for the same period in the prior year. The Company expects to incur losses throughout the remainder of 1999 and to report a net loss per share for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, three public offerings of common stock and revenues from collaborative agreements. As of June 30, 1999, the Company had working capital of approximately $39.1 million compared with $38.4 million at December 31, 1998. Cash and marketable securities totaled approximately $41.5 million at June 30, 1999, compared with $40.2 million at December 31, 1998.

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

YEAR 2000 ISSUES

         The Year 2000 problem is due to many computer systems using only two digits rather than four to designate a specific year. As a result, many of these systems may fail to function properly if a date beyond 1999 is entered. We have completed our assessment of any potential Year 2000 issues for our internal computer applications, including embedded control systems in equipment, to determine whether they will function for the year 2000 and beyond and what modifications would be required to ensure their continuing functionality. We upgraded our existing business applications software to the latest Year 2000 compliant release of the software. We also plan to implement a new financial and accounting system and related hardware to meet our growing needs into the near future. This new system will be Year 2000 compliant and implemented prior to year-end. Given the relatively small size of our systems and the predominantly new hardware, software and operating systems, we do not anticipate any significant delays in becoming Year 2000 compliant. To date our costs for Year 2000 compliance have been immaterial and we expect our costs to finish becoming Year 2000 compliant to be immaterial.

         We are unable to control whether our current and future strategic partners' systems are Year 2000 compliant. The failure of systems maintained by our strategic partners or suppliers could cause us to incur significant expenses to remedy any problems, or otherwise seriously damage our business. We have communicated with strategic partners to assess the risk of Year 2000 issues. Based on these results, at this time, we do not expect any material Year 2000 issues regarding our dealings with our strategic partners.

         At this time, we have no reason to believe that Year 2000 changes will have a material impact on Vical's business, financial condition or results of operations. Since no significant issues have been identified, we do not have a comprehensive contingency plan to address any material Year 2000 issues. We plan to perform backups of the existing and upgraded versions of the computer system so that in the event our planned new financial and accounting system and related hardware do not function properly we can continue to operate under the old system. Vical has not identified what it believes would be a reasonably likely worst case scenario with respect to Year 2000 failures.

RISK FACTORS

        You should carefully consider the following risk factors when evaluating Vical and its prospects as presented in this report or elsewhere by management.

        UNCERTAINTY CONCERNING OUR POTENTIAL PRODUCTS AND TECHNOLOGY MAY ADVERSELY AFFECT US

        Very little data exists regarding the safety and efficacy of gene therapy. Moreover, existing studies do not necessarily predict that gene therapy will be safe or effective in humans. This is significant because all of our potential products are either in research or development. A failure to successfully develop and commercialize products will materially adversely affect us. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our products. This research and development may indicate that our potential products are unsafe or ineffective, in which case, regulatory authorities may not approve them. Even if approved, our products may not be commercially successful.

        OUR  LOSSES

        We have not sold any products and do not expect to sell any products for the next several years. We have incurred cumulative losses totaling approximately $41.6 million through June 30, 1999. Moreover, we expect that our negative cash flow and losses from operations will continue and increase for the foreseeable future. Indeed, we may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

        The NIH also has established guidelines for research involving recombinant DNA molecules which is conducted at or supported by the NIH. We must comply with these guidelines because we and some of our collaborators use recombinant DNA molecules in our research and we have received grants from the NIH. Under current guidelines, we must submit for review to the NIH and the Recombinant DNA Advisory Committee each of our proposals to conduct clinical research.

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

PART II.  OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 27, 1999, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting.

1. The following Class I directors were elected:

        a. Alain B. Schreiber, M.D.--13,594,355 shares voted in favor of the nominee, 84,287 withheld their vote.

        b. Philip M. Young-- 13,593,015 shares voted in favor of the nominee, 85,627 withheld their vote.

        The Company's Class II directors, Dr. M. Blake Ingle and R. Gordon Douglas, Jr., M.D continue in office until 2000.

        The Company's Class III directors, Patrick F. Latterell, Gary A. Lyons and Dale A. Smith, continue in office until 2001.

2. The amendment and restatement of the Stock Incentive Plan of Vical Incorporated was approved. Shares voted for the proposal were 10,342,846, with 3,226,748 shares voted against the proposal and 109,048 shares abstained.

3. The selection of the Company's independent auditors was ratified. Shares voted in favor of the proposal were 13,610,998, with 23,129 shares voted against the proposal and 44,515 shares abstained.

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


                                           Vical Incorporated


Date:    August 12, 1999                   By /s/MARTHA J. DEMSKI
                                             --------------------
                                           Martha J. Demski
                                           Vice President and
                                           Chief Financial Officer
                                           (on behalf of the registrant and
                                           as the registrant's Principal
                                           Financial and Accounting
                                           Officer)

           EXHIBIT
            NUMBER                  DESCRIPTION OF DOCUMENT


1        EXHIBIT 27             Financial Data Schedule
         ----------