Form 10-Q
period 1999-09-30
VICAL INC
filed 1999-11-15
CIK 819050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

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

                                 (858) 646-1100
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
                       ---  ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                             Outstanding at September 30, 1999
         -----                             ---------------------------------
Common Stock, $.01 par value                         16,198,723

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                           PAGE NO.
                                                                                           --------

COVER PAGE.....................................................................................1

TABLE OF CONTENTS..............................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.   Financial Statements

         Balance Sheets as of September 30, 1999, and December 31, 1998........................3

         Statements of Operations for the Three Months Ended September 30, 1999 and 1998,
         and for the Nine Months Ended September 30, 1999 and 1998.............................4

         Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998........5

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

         ITEM 3.

         Quantitative and Qualitative Disclosure About Market Risk.............................*

PART II  OTHER INFORMATION

         ITEM 1.  Legal Proceedings.............................................................*

         ITEM 2.  Changes in Securities.........................................................*

         ITEM 3.  Defaults upon Senior Securities...............................................*

         ITEM 4.  Submission of Matters to a Vote of Security Holders...........................*

         ITEM 5.  Other Information.............................................................*

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................17

SIGNATURE......................................................................................18

EXHIBIT LIST...................................................................................19

* No information provided due to inapplicability of item.


PART I.   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           VICAL INCORPORATED
                             BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                              --------------       -------------
                                                                               (Unaudited)
ASSETS
------
Current Assets:
  Cash and cash equivalents                                                   $ 11,186,838         $ 13,567,817
  Marketable securities - available-for-sale                                    27,748,337           26,615,939
  Receivables and other                                                          1,797,903            1,432,711
                                                                              ------------         ------------
    Total current assets                                                        40,733,078           41,616,467
                                                                              ------------         ------------
Property and Equipment:
  Equipment                                                                      5,468,711            5,139,944
  Leasehold improvements                                                         1,646,023            1,558,554
                                                                              ------------         ------------
                                                                                 7,114,734            6,698,498
  Less--accumulated depreciation and amortization                               (5,487,129)          (4,992,121)
                                                                              ------------         ------------
                                                                                 1,627,605            1,706,377
                                                                              ------------         ------------
Patent costs, net of accumulated amortization                                    1,371,529            1,387,936
Other assets                                                                       147,377              133,385
                                                                              ------------         ------------
                                                                              $ 43,879,589         $ 44,844,165
                                                                              ------------         ------------
                                                                              ------------         ------------
LIABILITIES  AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
  Accounts payable and accrued expenses                                       $  2,881,079         $  2,281,252
  Current portion of capital lease obligations                                     613,460              473,466
  Current portion of notes payable                                                 106,887              213,773
  Deferred revenue                                                                 710,637              250,000
                                                                              ------------         ------------
    Total current liabilities                                                    4,312,063            3,218,491
                                                                              ------------         ------------
Long-Term Obligations:
  Long-term obligations under capital leases                                       712,360              747,807
  Notes payable                                                                          -               53,443
                                                                              ------------         ------------
    Total long-term obligations                                                    712,360              801,250
                                                                              ------------         ------------
Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                                  -                      -
   Common stock, $0.01 par value--40,000,000 shares authorized--
     16,198,723 and 15,866,544 shares issued and outstanding at
     September 30, 1999 and December 31, 1998, respectively                        161,987              158,665
Additional paid-in capital                                                      83,259,509           78,332,483
Accumulated other comprehensive income (loss)                                     (116,123)              69,440
Accumulated deficit                                                            (44,450,207)         (37,736,164)
                                                                              ------------         ------------
    Total stockholders' equity                                                  38,855,166           40,824,424
                                                                              ------------         ------------
Total Liabilities and Stockholders' Equity                                    $ 43,879,589         $ 44,844,165
                                                                              ------------         ------------
                                                                              ------------         ------------


See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three months ended              Nine months ended
                                                                              September 30,                  September 30,
                                                                      ----------------------------   ----------------------------
                                                                          1999            1998            1999            1998
                                                                      ----------------------------   ----------------------------
Revenues:
  License/royalty revenue                                             $    495,024    $  1,536,992   $  3,770,731    $  4,617,138
  Contract revenue                                                         733,817         158,834      1,991,750         370,694
                                                                      ------------    ------------   ------------    ------------
                                                                         1,228,841       1,695,826      5,762,481       4,987,832
                                                                      ------------    ------------   ------------    ------------

Expenses:
  Research and development                                               3,514,247       3,157,774     10,866,310       9,310,700
  General and administrative                                             1,066,402         854,716      3,201,137       2,836,114
                                                                      ------------    ------------   ------------    ------------
                                                                         4,580,649       4,012,490     14,067,447      12,146,814
                                                                      ------------    ------------   ------------    ------------
Loss from operations                                                    (3,351,808)     (2,316,664)    (8,304,966)     (7,158,982)
  Interest income                                                          548,490         607,846      1,687,750       1,879,342
  Interest expense                                                          33,489          41,057         96,827         126,051
                                                                      ------------    ------------   ------------    ------------
    Net loss                                                          $ (2,836,807)   $ (1,749,875)  $ (6,714,043)   $ (5,405,691)
                                                                      ------------    ------------   ------------    ------------
                                                                      ------------    ------------   ------------    ------------

Net loss per share (basic and diluted--Note 2)                        $       (.18)   $       (.11)  $       (.42)   $       (.34)
                                                                      ------------    ------------   ------------    ------------
                                                                      ------------    ------------   ------------    ------------
Weighted average shares used in computing net loss per share            16,196,078      15,817,412     16,114,024      15,786,838
                                                                      ------------    ------------   ------------    ------------
                                                                      ------------    ------------   ------------    ------------
   (Note 2)

See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                 -------------------------------------------
                                                                                         1999                   1998
                                                                                 --------------------   --------------------
OPERATING ACTIVITIES:
  Net loss                                                                       $ (6,714,043)          $ (5,405,691)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
      Depreciation and amortization                                                   795,742                694,653
      Write-off of abandoned patent application costs                                       -                 94,800
  Change in operating assets and liabilities:
      Receivables and other                                                          (365,192)              (769,729)
      Accounts payable and accrued expenses                                           599,827                152,134
      Deferred revenue                                                                460,637                321,739
                                                                                 --------------------   --------------------
            Net cash used in operating activities                                  (5,223,029)            (4,912,094)
                                                                                 --------------------   --------------------

INVESTING ACTIVITIES:
  Marketable securities                                                            (1,317,960)             5,045,860
  Capital expenditures                                                               (182,509)               (25,388)
  Deposits and other                                                                   15,008                 (2,854)
  Patent expenditures                                                                 (53,800)              (155,509)

                                                                                 --------------------   --------------------
            Net cash provided from (used in) investment activities                 (1,539,261)             4,862,109
                                                                                 --------------------   --------------------


FINANCING ACTIVITIES:
  Principal payments under capital lease obligations                                 (388,707)              (369,375)
  Payments on notes payable                                                          (160,329)              (213,773)
  Issuance of common stock, net                                                     4,930,347                888,378

                                                                                 --------------------   --------------------
            Net cash provided from financing activities                             4,381,311                305,230
                                                                                 --------------------   --------------------

Net increase (decrease) in cash and cash equivalents                               (2,380,979)               255,245

Cash and cash equivalents at beginning of period                                   13,567,817             12,157,149
                                                                                 --------------------   --------------------

Cash and cash equivalents at end of period                                       $ 11,186,838           $ 12,412,394
                                                                                 --------------------   --------------------
                                                                                 --------------------   --------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Equipment acquired under capital leases                                      $    493,254           $    273,792
                                                                                 --------------------   --------------------
                                                                                 --------------------   --------------------

See accompanying notes.

                               VICAL INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is currently focusing its resources on the development of its naked DNA and related technologies.

         BASIS OF PRESENTATION

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 1999, and for the three-month and nine-month periods ended September 30, 1999 and 1998, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share (basic and diluted) for the three-month and nine-month periods ended September 30, 1999 and 1998, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive income (loss) represents unrealized gain or loss on marketable securities. For the three-month periods ended September 30, 1999 and 1998, other comprehensive income (loss) was ($23,641) and $148,889, respectively, and total comprehensive loss was $2,860,448 and $1,600,986, respectively. For the nine-month periods ended September 30, 1999 and 1998, other comprehensive income (loss) was ($185,563), and $129,433, respectively, and total comprehensive loss was $6,899,608 and $5,276,558, respectively.

4.       COMMITMENTS

         Vical renewed leases on three facilities. Two leases were scheduled to terminate on November 30, 1999, but will now both expire on December 1, 2004. Vical has the option to renew both leases for an additional five-year period. Under one lease, Vical increased its office space by approximately 5,100 square feet effective August 1, 1999.

         A third lease was amended in November 1999 and extends to November 30, 2004 a lease which was scheduled to expire on March 31, 2001. This lease can be extended for two additional five-year periods. Total leased space effective August 1, 1999, was approximately 43,000 square feet. Total monthly rental on all facilities, including common area maintenance costs, was approximately $107,000 effective August 1, 1999. Minimum lease payments for operating leases are as follows:

         Years ending December 31,
                  1999                                        $ 1,208,000
                  2000                                          1,340,000
                  2001                                          1,384,000
                  2002                                          1,431,000
                  2003                                          1,479,000
                  2004                                          1,395,000
                                                              -----------
                  Total minimum lease
                  payments for operating leases               $ 8,237,000
                                                              -----------
                                                              -----------


5.       SUBSEQUENT EVENTS

         On November 3, 1999, Vical received a $2 million payment from Merck in accordance with a 1997 license agreement. The payment extends Merck's exclusive worldwide rights to use Vical's patented naked DNA technology to develop and market therapeutic vaccines against human immunodeficiency virus (HIV) and hepatitis B virus (HBV).

         In November 1999, Vical entered into an unsecured line of credit agreement with a bank to provide financing for leasehold improvements. Under the terms of the agreement, Vical may borrow up to $1,000,000 through May 1, 2000. Interest is payable monthly for any borrowings beginning November 1, 1999. Commencing June 1, 2000, the outstanding principal and interest will be repaid in 42 equal monthly payments. Interest under this agreement is at the bank's reference rate minus .25 percentage points. The borrowings can be prepaid without penalty. The agreement contains certain financial covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its naked DNA direct gene transfer and related technologies. The Company is developing its ALLOVECTIN-7, LEUVECTIN and VAXID cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck & Co., Inc. ("Merck") and Pasteur Merieux Connaught ("PMC"). Vical and Centocor, Inc. have a license agreement allowing Centocor, Inc. to use Vical's naked DNA technology to develop and market certain gene-based vaccines for the potential treatment of certain types of cancer. The Company has an agreement with Boston Scientific for the use of Vical's technology in catheter-based intravascular gene delivery. Vical has an agreement with Rhone-Poulenc Rorer to use its gene delivery technology to deliver certain neurological proteins for neurodegenerative diseases. Vical also has agreements with Pfizer Inc. for use of its technology for DNA-based delivery of therapeutic proteins in certain animal health applications and with Merial for use of its technology for DNA vaccines in certain animal infectious disease targets.

To date, the Company has not received revenues from the sale of products. The Company expects to incur substantial operating losses for at least the next several years, due primarily to expansion of its research and development programs and the cost of preclinical studies and clinical trials. As of September 30, 1999, the Company's accumulated deficit was approximately $44.5 million.

Vical has formulated ALLOVECTIN-7, a complex containing the gene encoding a particular human histocompatibility antigen, HLA-B7, and a lipid material to facilitate gene uptake. After direct injection of ALLOVECTIN-7 into a tumor, the Company believes that the HLA-B7 gene will cause the tumor cells to produce the HLA-B7 antigen. This gene expression may then trigger a potent cellular immune response against the tumor cells. The treatment may also trigger an immune response against additional tumor cells, both locally and systemically, by exposing other features of the tumor cells to the immune system.

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

In May 1998, the Company initiated a multi-center Phase II clinical trial using LEUVECTIN in patients with metastatic renal cell carcinoma. Preliminary results presented in May 1999 indicated that LEUVECTIN appears to be safe and well-tolerated, appears to stimulate an intended immune response against tumors, and may inhibit progression of the disease in patients with metastatic kidney cancer. In May 1999, encouraging data were presented from a Phase I/II trial testing LEUVECTIN in patients with prostate cancer. Vical began Phase II clinical trials in prostate cancer during the second quarter of 1999.

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

In January 1999, Vical and Pfizer Inc. entered into a license and option agreement granting Pfizer rights to use Vical's proprietary naked DNA technologies to deliver therapeutic proteins for animal health applications. The agreement resulted in a $1,000,000 license payment to Vical, a $6,000,000 investment in approximately 318,000 shares of Vical common stock at $18.87 per share, and a commitment to fund Vical research for a total of $1,500,000 over the next three years. In March 1999, Vical received $1,100,000 from Merial for the extension to March 2000 of its option on naked DNA vaccine targets for animal health applications.

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

In October, we announced that our lead product candidate, ALLOVECTIN-7, was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the U.S. Food and Drug Administration (FDA) Office of Orphan Products Development. Orphan drug designation provides U.S. marketing exclusivity for seven years upon marketing approval by the FDA, in addition to tax benefits.

On November 3, 1999, Vical received a $2 million payment from Merck in accordance with a 1997 license agreement. The payment extends Merck's exclusive worldwide rights to use Vical's patented naked DNA technology to develop and market therapeutic vaccines against human immunodeficiency virus (HIV) and hepatitis B virus (HBV).

Merck is planning to initiate a clinical trial before year-end with a vaccine using Vical's patented naked DNA technology to protect against infection by human immunodeficiency virus (HIV), the virus that causes acquired immunodeficiency syndrome. In May 1991, Vical entered into a research collaboration and license agreement with Merck to develop vaccines utilizing Vical's naked DNA technology to prevent infection and/or disease in humans. In connection with the 1991 agreement, Vical granted Merck a worldwide exclusive license to preventive vaccines using Vical's technology against seven human infectious diseases: HIV, influenza, herpes simplex, hepatitis B, hepatitis C, human papillomavirus and tuberculosis. In exchange for the license granted under this agreement, Merck has paid Vical initial license and option fees, option exercise fees, research and development payments, and payments for the achievement of development milestones. Merck is obligated to pay additional fees if development milestones are achieved with respect to the products developed under the Merck agreement and royalties on net sales by Merck of products, if any products are developed and marketed. There can be no assurance that any products will be developed under the license agreement, that any products would be shown to be safe and efficacious in clinical trials, that any products would receive the necessary regulatory approvals, or that any products would be marketed by Merck.

The Company's product candidates may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by the Company.

This Form 10-Q contains, in addition to historical information, forward-looking statements. When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including whether the Company's product candidates will be shown to be safe or efficacious in clinical trials, whether the Company's corporate collaborations will be successful, and whether the Company's product candidates will ultimately be successfully developed or receive necessary regulatory approvals and other matters discussed under the caption "Risk Factors" below, which could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

Revenues of $1,229,000 were recorded for the quarter ended September 30, 1999. License revenue primarily represented recognition of deferred license fees of $275,000 from Merial, and royalty and other revenue of $220,000. Contract revenue recognized was $734,000, and was primarily from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria. This multi-year grant could provide up to $2,700,000 of funding to the Company, of which cumulatively $2,231,000 was recognized as revenue through September 30, 1999.

The Company had revenues of $1,696,000 for the quarter ended September 30, 1998. License revenue primarily consisted of a license fee of $1,100,000 related to a license and option agreement with Boston Scientific for the development of vascular gene therapy, recognition of deferred license fees of $250,000 from the Merial license agreement and royalty revenue of $187,000. In addition, for the quarter ended September 30, 1998, Vical recognized net contract revenue of $159,000.

Revenues for the nine months ended September 30, 1999, were $5,762,000. In addition to the revenue recognized in the third quarter of 1999, revenue for the nine months ended September 30, 1999, also included $1.0 million of license fee and $1.2 million of equity premium pursuant to January 1999 agreements with Pfizer Inc., recognition of deferred license fees of $525,000 from Merial, royalty and other revenue of $550,000 and contract revenue of $1,258,000 primarily from the Office of Naval Research.

Revenues for the nine months ended September 30, 1998, were $4,988,000, and in addition to the revenue recognized in the third quarter of 1998, also included license payments of $2,200,000 from Centocor under a license and option agreement and reimbursement of certain costs, recognition of deferred license fees from PMC and Merial and royalty revenue totaling $880,000, and $212,000 of contract revenues, mostly from PMC.

The Company's total operating expenses for the quarter ended September 30, 1999, were $4,581,000 compared with $4,012,000 for the second quarter of 1998. Total operating expenses for the nine months ended September 30, 1999, were $14,067,000 compared with $12,147,000 for the same period in 1998.

Research and development expenses increased to $3,514,000 for the three months ended September 30, 1999, from $3,158,000 for the same period in 1998. For the nine months ended September 30, 1999, research and development expenses were $10,866,000 compared with $9,311,000 in the same period of 1998. The increase in research and development expenses for the three-month and nine-month periods was generally due to increased preclinical and clinical trial costs, and personnel-related costs. The increases for the three-month and nine-month periods ended September 30, 1999 were partially offset by lower license payments to third parties.

General and administrative expenses increased to $1,066,000 for the three months ended September 30, 1999, from $855,000 for the same period in 1998. General and administrative expenses for the nine months ended September 30, 1999, increased to $3,201,000 from $2,836,000 for the same period in 1998. The increase primarily is attributable to increased personnel costs.

Investment income for the three-month and nine-month periods ended September 30, 1999, was $548,000 and $1,688,000, respectively. Investment income for the three-month and nine-month periods ended September 30, 1998, was $608,000 and $1,879,000, respectively. The decreases primarily are a result of lower investment balances and lower rates of return on investments.

The net loss was $.18 per share for the three months ended September 30, 1999, compared with a net loss of $.11 for the three months ended September 30, 1998. For the nine months ended September 30, 1999, the net loss was $.42 per share compared with a net loss of $.34 per share for the same period in the prior year. The Company expects to incur losses throughout the remainder of 1999 and to report a net loss for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, three public offerings of common stock and revenues from collaborative agreements. As of September 30, 1999, the Company had working capital of approximately $36.4 million compared with $38.4 million at December 31, 1998. Cash and marketable securities totaled approximately $38.9 million at September 30, 1999, compared with $40.2 million at December 31, 1998. In November 1999, Vical entered into an unsecured line of credit agreement with a bank to provide financing for leasehold improvements. Under the terms of the agreement, Vical may borrow up to $1,000,000 through May 1, 2000. Interest is payable monthly for any borrowings beginning November 1, 1999. Commencing June 1, 2000, the outstanding principal and interest will be repaid in 42 equal monthly payments. Interest under this agreement is at the bank's reference rate minus .25 percentage points. The borrowings can be prepaid without penalty. The agreement contains certain financial covenants.


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

YEAR 2000 ISSUES

         The Year 2000 problem is due to many computer systems using only two digits rather than four to designate a specific year. As a result, many of these systems may fail to function properly if a date beyond 1999 is entered. We have completed our assessment of any potential Year 2000 issues for our internal computer applications, including embedded control systems in equipment, to determine whether they will function for the year 2000 and beyond and what modifications would be required to ensure their continuing functionality. We implemented a new financial and accounting system and related hardware to meet our growing needs into the near future. This new system is Year 2000 compliant. Given the relatively small size of our systems and the predominantly new hardware, software and operating systems, we do not anticipate any significant delays in becoming Year 2000 compliant. To date our costs for Year 2000 compliance have been immaterial and we expect our costs to finish becoming Year 2000 compliant to be immaterial.

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

         At this time, we have no reason to believe that Year 2000 changes will have a material impact on Vical's business, financial condition or results of operations. Since no significant issues have been identified, we do not have a comprehensive contingency plan to address any material Year 2000 issues. We performed backups of the previous computer system so that in the event our new financial and accounting system and related hardware do not function properly we can continue to operate under the old system. Vical has not identified what it believes would be a reasonably likely worst case scenario with respect to Year 2000 failures.

RISK FACTORS

         You should carefully consider the following risk factors when evaluating Vical and its prospects as presented in this report or elsewhere by management.

         UNCERTAINTY CONCERNING OUR POTENTIAL PRODUCTS AND TECHNOLOGY MAY ADVERSELY AFFECT US

         Very little data exists regarding the safety and efficacy of DNA therapeutics. Moreover, existing studies do not necessarily predict that DNA therapeutics will be safe or effective in humans. This is significant because all of our potential products are either in research or development. A failure to successfully develop and commercialize products will materially adversely affect us. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our products. This research and development may indicate that our potential products are unsafe or ineffective, in which case, regulatory authorities may not approve them. Even if approved, our products may not be commercially successful.

         OUR LOSSES

         We have not sold any products and do not expect to sell any products for the next several years. We have incurred cumulative losses totaling approximately $44.5 million through September 30, 1999. Moreover, we expect that our negative cash flow and losses from operations will continue and increase for the foreseeable future. Indeed, we may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

         THE EFFECT OF COMPETITION AND TECHNOLOGICAL CHANGE MAY HURT US

         DNA therapeutics is a new and rapidly evolving field. We expect that the field will continue to undergo significant and rapid technological change. Such change could render our products or technologies obsolete.

         We compete with companies in the field of DNA therapeutics and with companies pursuing other forms of treatment or prevention for the diseases we have targeted. Several development-stage and established entities, including major pharmaceutical and biotechnology firms, are exploring the field or are actively engaged in research and development in related areas. We also may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions in aspects of gene therapy which may materially and adversely affect our business.

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


         THERE IS UNCERTAINTY CONCERNING INSURANCE COVERAGE AND REIMBURSEMENT FOR OUR POTENTIAL PRODUCTS WHICH MAY ADVERSELY AFFECT US

         As with many health care products and services, the commercial viability of our products and related treatments may depend in part on whether their costs are covered by health insurers. These insurers include:

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits


         EXHIBIT 10.20      Amendment No. 4 to the Lease dated December 4,
                            1987, between the Company and Nippon Landic
                            (U.S.A.), Inc., a Delaware Corporation (as successor in interest to Nexus GADGO-UTC)

        EXHIBIT 27          Financial Data Schedule


2.      Reports on Form 8-K

           None

                               VICAL INCORPORATED
                               ------------------

                                   SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           Vical Incorporated


Date:    November 12, 1999                 By /s/ MARTHA J. DEMSKI
                                             ---------------------
                                           Martha J. Demski
                                           Vice President and
                                           Chief Financial Officer
                                           (on behalf of the registrant and
                                           as the registrant's Principal
                                           Financial and Accounting
                                           Officer)

          EXHIBIT
          NUMBER                            DESCRIPTION OF DOCUMENT
          -------                           -----------------------
1.       EXHIBIT 10.20          Amendment No. 4 to the Lease dated December 4,
                                1987, between the Company and Nippon Landic
                                (U.S.A.), Inc., a Delaware Corporation (as
                                successor in interest to Nexus GADGO-UTC)

2.       EXHIBIT 27             Financial Data Schedule
