Form 10-Q
period 2000-03-31
VICAL INC
filed 2000-05-15
CIK 819050

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                                       or

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

                                 (858) 646-1100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days -- Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at March 31, 2000
             -----                          -----------------------------
   Common Stock, $.01 par value                       19,822,238

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
COVER PAGE.............................................................................................1

TABLE OF CONTENTS......................................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Balance Sheets as of March 31, 2000, and December 31, 1999....................................3

         Statements of Operations for the Three Months Ended March 31, 2000 and 1999...................4

         Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999...................5

         Notes to Financial Statements.................................................................6

         Forward-Looking Statements....................................................................8

         ITEM 2.

         Management's Discussion and Analysis of Financial Condition and
         Results of Operations.........................................................................9

         ITEM 3.

         Quantitative and Qualitative Disclosure About Market Risk.....................................*

PART II.  OTHER INFORMATION

         ITEM 1.  Legal Proceedings....................................................................*

         ITEM 2.  Changes in Securities................................................................*

         ITEM 3.  Defaults upon Senior Securities......................................................*

         ITEM 4.  Submission of Matters to a Vote of Security Holders..................................*

         ITEM 5.  Other Information....................................................................*

         ITEM 6.  Exhibits and Reports on Form 8-K....................................................19

SIGNATURE.............................................................................................20

EXHIBIT LIST..........................................................................................21

* No information provided due to inapplicability of item.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                              VICAL INCORPORATED
                                BALANCE SHEETS


                                                                        March 31,        December 31,
                                                                          2000               1999
                                                                    ----------------  -----------------
                                                                       (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                         $    66,978,112   $     11,149,587
  Marketable securities - available-for-sale                             86,523,560         26,525,181
  Receivables and other                                                   3,193,857          3,971,621
                                                                    ----------------  -----------------
    Total current assets                                                156,695,529         41,646,389
                                                                    ----------------  -----------------

Investment, at cost                                                       5,000,000                  -
Property and Equipment:
  Equipment                                                               5,726,659          5,948,458
  Leasehold improvements                                                  2,473,967          1,646,023
                                                                    ----------------  -----------------
                                                                          8,200,626          7,594,481
  Less--accumulated depreciation and amortization                        (5,936,570)        (5,708,349)
                                                                    ----------------  -----------------
                                                                          2,264,056          1,886,132
                                                                    ----------------  -----------------
Patent costs, net of accumulated amortization                             1,429,208          1,380,245
Other assets                                                                 96,317            146,470
                                                                    ----------------  -----------------
                                                                    $   165,485,110   $     45,059,236
                                                                    ================  =================

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                             $     2,908,460   $      3,839,642
  Current portion of capital lease obligations                              572,578            627,957
  Current portion of notes payable                                          114,808            106,887
  Current portion of deferred revenue                                     1,985,859          1,076,166
                                                                    ----------------  -----------------
    Total current liabilities                                             5,581,705          5,650,652
                                                                    ----------------  -----------------

Long-Term Obligations:
  Long-term obligations under capital leases                                672,694            739,885
  Notes payable                                                             688,844                  -
  Deferred revenue                                                        3,818,182                  -
                                                                    ----------------  -----------------
    Total long-term obligations                                           5,179,720            739,885
                                                                    ----------------  -----------------

Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                             -                  -
   Common stock, $0.01 par value--40,000,000 shares authorized--            198,222            162,011
     19,822,238 and 16,201,136 shares issued and outstanding at
     March 31, 2000 and December 31, 1999, respectively
Additional paid-in capital                                              202,315,409         83,292,870
Accumulated other comprehensive loss                                       (233,931)          (140,801)
Accumulated deficit                                                     (47,556,015)       (44,645,381)
                                                                    ----------------  -----------------
    Total stockholders' equity                                          154,723,685         38,668,699
                                                                    ----------------  -----------------
Total Liabilities and Stockholders' Equity                          $   165,485,110   $     45,059,236
                                                                    ================  =================

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                            Three months ended
                                                                                 March 31,
                                                                    -----------------------------------
                                                                          2000              1999
                                                                    ----------------  -----------------
Revenues:
  License/royalty revenue                                           $       615,724   $      2,665,335
  Contract revenue                                                          382,009            614,839
                                                                    ----------------  -----------------
                                                                            997,733          3,280,174
                                                                    ----------------  -----------------

Operating Expenses:
  Research and development                                                4,316,888          3,614,228
  General and administrative                                              1,329,872          1,012,942
                                                                    ----------------  -----------------
                                                                          5,646,760          4,627,170
                                                                    ----------------  -----------------
Loss from operations                                                     (4,649,027)        (1,346,996)
  Interest income                                                         1,777,108            571,174
  Interest expense                                                           38,715             33,223
                                                                    ----------------  -----------------
    Net loss                                                        $    (2,910,634)  $       (809,045)
                                                                    ================  =================


Net loss per share (basic and diluted--Note 2)                      $         (0.15)  $          (0.05)
                                                                    ================  =================

Weighted average shares used in computing net loss per share             19,021,921         15,952,678
   (Note 2)                                                         ================  =================

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Three months ended
                                                                                 March 31,
                                                                    -----------------------------------
                                                                           2000              1999
                                                                    ----------------  -----------------
OPERATING ACTIVITIES:
  Net loss                                                          $    (2,910,634)  $       (809,045)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                         258,892            242,647
  Change in operating assets and liabilities:
      Receivables and other                                                 777,764           (931,624)
      Accounts payable and accrued expenses                                (931,182)          (419,589)
      Deferred revenue                                                     (272,125)           933,333
                                                                    ----------------  -----------------
            Net cash used in operating activities                        (3,077,285)          (984,278)
                                                                    ----------------  -----------------

INVESTING ACTIVITIES:
  Marketable securities                                                 (60,091,508)        (7,252,863)
  Capital expenditures                                                     (577,776)          (117,385)
  Deposits and other                                                         50,154             19,418
  Patent expenditures                                                       (72,016)           (78,750)

                                                                    ----------------  -----------------
            Net cash used in investment activities                      (60,691,146)        (7,429,580)
                                                                    ----------------  -----------------

FINANCING ACTIVITIES:
  Issuance of common stock, net                                         119,058,750          4,840,982
  Proceeds from notes payable                                               803,239                  -
  Payments on notes payable                                                (106,474)           (53,443)
  Principal payments under capital lease obligations                       (158,559)          (124,485)

                                                                    ----------------  -----------------
            Net cash provided from financing activities                 119,596,956          4,663,054
                                                                    ----------------  -----------------

Net increase (decrease) in cash and cash equivalents                     55,828,525         (3,750,804)

Cash and cash equivalents at beginning of period                         11,149,587         13,567,817
                                                                    ----------------  -----------------

Cash and cash equivalents at end of period                          $    66,978,112   $      9,817,013
                                                                    ================  =================


Supplemental Disclosure of Non-Cash Investing and Financing
    Activities: Investment in preferred stock of Vascular Genetics
         Inc. in exchange for grant of license                      $     5,000,000   $              -
                                                                    ================  =================
    Equipment acquired under capital leases                         $        35,988   $         32,417
                                                                    ================  =================

                               VICAL INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


                                 March 31, 2000
                                   (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. We are currently focusing our resources on the development of our naked DNA and related technologies.

BASIS OF PRESENTATION

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share (basic and diluted) for the three-month periods ended March 31, 2000 and 1999, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive loss represents unrealized loss on marketable securities. For the three-month periods ended March 31, 2000 and 1999, other comprehensive loss was $93,130 and $52,087, respectively, and total comprehensive loss was $3,003,764 and $861,132, respectively.

4.       PUBLIC STOCK OFFERING

         In January 2000, Vical completed the sale of 3,450,000 shares of common stock in a public offering which raised net proceeds of approximately $117.5 million.

5.       LICENSE AGREEMENTS WITH HUMAN GENOME SCIENCES, INC. AND VASCULAR
         GENETICS INC.

         On February 24, 2000, Vical and Human Genome Sciences, Inc. (HGS) signed a reciprocal royalty-bearing license. Under the agreement, Vical has the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license Vical's naked DNA gene delivery technology for use in up to three gene-based products. In addition, Vical granted an exclusive, royalty-bearing license to Vascular Genetics, Inc. (VGI), a company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for revascularization. In exchange, Vical received shares of Preferred Stock Series B of Vascular Genetics, Inc. This investment was recorded at estimated fair value of $5.0 million on the date of investment and is reflected as Investment, at cost, in the accompanying balance sheet. The investment is being accounted for on the cost method. Vical also recorded a liability for deferred revenue of $5.0 million. This deferred revenue is being recognized ratably each month through September 30, 2004.

6.       COMMITMENTS

         Vical will expand its leased space by approximately 5,100 square feet in one facility effective June 1, 2000. Total monthly rental on all facilities, including common area maintenance costs, is expected to be approximately $125,000 effective June 1, 2000. This lease amendment will increase our minimum lease commitments by approximately $938,000 through the end of the lease in November 2004.

         At March 31, 2000, we had borrowed $803,000 under the $1.0 million line of credit with a bank to finance certain leasehold improvements.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 -"Revenue Recognition" (SAB 101). SAB 101 reflects the SEC's views on revenue recognition. Historically Vical has recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments is recognized as revenue when the milestones are achieved. SAB 101 would require that when there has not been the culmination of the earnings process, revenue from technology option and license fees and milestone payments be deferred and recognized over the period of the technology option or license agreement. There is a lack of guidance about applying SAB 101 in the Life Sciences Industry, including what constitutes the culmination of the earnings process where there are up-front, milestone and royalty payments. Further, there is significant uncertainty about the life over which to recognize this revenue, particularly where royalties continue to be payable until the last related patent expires. Companies which have not adhered to the guidance in SAB 101 will be required to reflect a cumulative effect adjustment of a change in accounting principle in their financial statements for the second fiscal quarter of the fiscal year beginning after December 15, 1999. Due to the uncertainties noted above, we have not completed our evaluation of the impact of SAB 101 on our financial statements, however, the potential impact is expected to be material to the financial statements.

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

         - our Annual Report on Form 10-K,

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We were incorporated in April 1987 and have devoted substantially all of our resources since that time to our research and development programs. To date, we have not received revenues from the sale of products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs and the cost of preclinical studies and clinical trials. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of March 31, 2000, our accumulated deficit was approximately $47.6 million.

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

         We enter into collaborations with major pharmaceutical companies to leverage our technologies primarily for non-cancer applications such as vaccines for infectious diseases and optimized delivery of therapeutic proteins. We have established relationships through the license of our technology with a growing number of corporate partners and collaborators.

         Vical has formulated ALLOVECTIN-7, a complex containing the gene encoding a particular human histocompatibility antigen, HLA-B7, and a lipid material to facilitate gene uptake. After direct injection of ALLOVECTIN-7 into a tumor, we believe that the HLA-B7 gene will cause the tumor cells to produce the HLA-B7 antigen. This gene expression may then trigger a potent cellular immune response against the tumor cells. The treatment may also trigger an immune response against additional tumor cells, both locally and systemically, by exposing other features of the tumor cells to the immune system. ALLOVECTIN-7, is in Phase III and Phase II registration trials for patients with advanced metastatic malignant melanoma, an aggressive form of skin cancer, and in Phase II clinical testing for patients with cancer of the head and neck.

         Vical is developing its second gene-based product candidate, LEUVECTIN, also intended for direct injection into tumor lesions of cancer patients. LEUVECTIN contains a gene that encodes the potent immunostimulator IL-2 and a lipid material to facilitate gene uptake. We expect that LEUVECTIN, when injected into tumors, will cause the malignant cells to produce and secrete IL-2 in the vicinity of the tumor, stimulating the patient's immune system to attack and destroy tumor cells. Because LEUVECTIN is designed to deliver IL-2 only at the site of tumor lesions, we believe that it may provide efficacy similar to systemic IL-2 therapy with fewer side effects. LEUVECTIN is in Phase II clinical trials for patients with advanced metastatic kidney cancer and for high-risk patients with locally confined prostate cancer.

         VAXID, a cancer vaccine intended to prevent recurrence of low-grade, non-Hodgkin's B-cell lymphoma, is in a Phase I/II clinical trial in a collaboration with Stanford University Medical Center. We are supporting clinical testing of a cancer vaccine for the treatment of advanced metastatic melanoma in a collaboration with the National Cancer Institute, NCI.

         We are developing our cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck and Aventis Pasteur. We have a license agreement allowing Centocor to use our naked DNA technology to develop and market gene-based vaccines for the potential treatment of types of cancer. We have an agreement with Boston Scientific for the use of our technology in catheter-based intravascular gene delivery. We have an agreement with Aventis Pharma to use our gene delivery technology to deliver neurological proteins for neurodegenerative diseases. We have agreements with Pfizer for use of our technology for DNA-based delivery of therapeutic proteins in animal health applications and with Merial for use of our technology for DNA vaccines in animal infectious disease targets.

         In February 2000, Vical and Human Genome Sciences, Inc. (HGS) signed a reciprocal royalty-bearing license. Under the agreement, Vical has the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license Vical's patented naked DNA gene delivery technology for use in up to three gene-based products. In addition, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc. (VGI), a company in which HGS is a major shareholder, for naked DNA delivery of Vascular Endothelial Growth Factor-2, a protein with potential use for revascularization.

         On April 13, 2000, the Company announced that Alain B. Schreiber, President and CEO, and member of the Board of Directors, would be leaving the Company at the end of June. The Board of Directors has commenced a search for a replacement. During the transition, R. Gordon Douglas, M.D., Chairman of the Board of Vical, is assuming a more active role in managing the strategic direction of the Company. Deirdre Y. Gillespie, M.D., formerly Executive Vice President and Chief Business Officer, was elected Chief Operating Officer and assumed additional operating responsibilities.

         In May 2000, an independent Drug Safety Review Board recommended that current Phase II and Phase III registration trials targeting metastatic melanoma should progress as planned, based on a review of safety and preliminary efficacy data collected to date.


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

         Merck initiated a clinical trial in December 1999 with a vaccine using Vical's patented naked DNA technology to protect against infection by human immunodeficiency virus (HIV), the virus that causes acquired immunodeficiency syndrome.

         We also have a license and option agreement with Aventis Pasteur for a total of six preventive vaccine targets:

         - cytomegalovirus, CMV,

         - HELICOBACTER PYLORI,

         - Lyme disease,

         - malaria,

         - respiratory syncytial virus, RSV, and

         - varicella zoster virus, VZV.

         Vical is collaborating with Aventis Pasteur and the U.S. Naval Medical Research Center (NMRC) to develop a DNA vaccine against malaria. Results from a Phase I clinical trial with approximately twenty volunteers indicated that subjects immunized with a potential malaria DNA vaccine developed dose-related killer T-cell immune responses. As a result of these data, further clinical development is planned.

         Vical's product candidates or those of our collaborators may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by Vical or our collaborators.

RESULTS OF OPERATIONS

         Revenues of $998,000 were recorded for the quarter ended March 31, 2000. License revenue primarily represented recognition of deferred license fees of $366,000 from Merial and Vascular Genetics Inc., and royalty and other revenue of $250,000. Contract and grant revenue recognized was $382,000, and included revenues from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria, revenue from grants with NIH, and revenue from Pfizer and other agreements. Through March 31, 2000, Vical had recognized revenue of $2,532,000 of the total contract amount of $2,813,000 with the Office of Naval Research.

         Revenues of $3,280,000 were recognized for the quarter ended March 31, 1999. License revenue included $1.0 million of option fees and $1.2 million of equity premium pursuant to January 1999 agreements with Pfizer Inc. License revenue also included recognition of deferred license fees of $250,000 from Merial and royalty income of $215,000. In addition, for the quarter ended March 31, 1999, we recognized net contract revenue of $615,000, primarily from the contract with the Office of Naval Research.

         Our total operating expenses for the quarter ended March 31, 2000, were $5,647,000 compared with $4,627,000 for the first quarter of 1999. Research and development expenses increased to $4,317,000 for the three months ended March 31, 2000, from $3,614,000 for the same period in 1999. The increase in research and development expenses for the three-month period was generally due to increased preclinical and clinical trial costs, and personnel-related costs.

         General and administrative expenses increased to $1,330,000 for the three months ended March 31, 2000, from $1,013,000 for the same period in 1999. The increase primarily is attributable to increased personnel-related costs in support of the expanded research and development activities.

         Interest income for the three-month periods ended March 31, 2000 and 1999, was $1,777,000 and $571,000, respectively. The increase is a result of higher investment balances due to the January 2000 completion of the sale of 3,450,000 shares of Vical common stock in a public offering which raised net proceeds of approximately $117.5 million.

         The net loss was $0.15 per share for the three months ended March 31, 2000, compared with a net loss of $0.05 for the same period of 1999. We expect to incur losses throughout the remainder of 2000 and to report a net loss for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. In January 2000, Vical completed the sale of 3,450,000 shares of common stock in a public offering which raised net proceeds of approximately $117.5 million. The net proceeds were invested in marketable securities and cash equivalents during the quarter. As of March 31, 2000, we had working capital of approximately $151.1 million compared with $36.0 million at December 31, 1999. Cash and marketable securities totaled approximately $153.5 million at March 31, 2000, compared with $37.7 million at December 31, 1999. We have an unsecured line of credit agreement with a bank to provide financing for leasehold improvements. Under the terms of the agreement, we may borrow up to $1,000,000 through May 1, 2000. At March 31, 2000, $803,000 of borrowings were outstanding under this agreement.

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

         If additional funding is not available, Vical anticipates that its available cash and existing sources of funding will be adequate to satisfy its operating needs through at least 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 - "Revenue Recognition" (SAB 101). SAB 101 reflects the SEC's views on revenue recognition. Historically Vical has recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments is recognized as revenue when the milestones are achieved. SAB 101 would require that when there has not been the culmination of the earnings process, revenue from technology option and license fees and milestone payments be deferred and recognized over the period of the technology option or license agreement. There is a lack of guidance about applying SAB 101 in the Life Sciences Industry, including what constitutes the culmination of the earnings process where there are up-front, milestone and royalty payments.
Further, there is significant uncertainty about the life over which to recognize this revenue, particularly where royalties continue to be payable until the last related patent expires. Companies which have not adhered to the guidance in SAB 101 will be required to reflect a cumulative effect adjustment of a change in accounting principle in their financial statements for the second fiscal quarter of the fiscal year beginning after December 15, 1999. Due to the uncertainties noted above, we have not completed our evaluation of the impact of SAB 101 on our financial statements, however, the potential impact is expected to be material to the financial statements.

YEAR 2000 ISSUES

         Through March 31, 2000, we have not experienced any immediate adverse impacts related to the Year 2000, including the impacts of the Year 2000 being a leap year. However, there may be adverse events which have occurred but which are not yet apparent to us, our strategic partners and our suppliers. We will continue to monitor our Year 2000 compliance and that of our collaborators and suppliers. Our costs for Year 2000 compliance have been immaterial. We do not believe that Year 2000 issues will have a material impact on our business, financial condition or results of operations.

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

         WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have not sold any products and do not expect to sell any products for the next few years. For the period from our inception to March 31, 2000, we have incurred cumulative net losses totaling approximately $47.6 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

         The recent death of a patient undergoing a viral-based gene therapy at the University of Pennsylvania in an investigator-sponsored trial has been widely publicized. This death and other adverse events in the field of gene therapy could result in greater governmental regulation of gene therapies, including our non-viral naked DNA technology, and potential regulatory delays relating to the testing or approval of our potential products. In addition, the field of gene therapy is under increased scrutiny, which may affect our product development efforts or clinical trials.

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

         OUR STOCK PRICE COULD CONTINUE TO BE HIGHLY VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM.

         The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

         - the results of our preclinical studies and clinical trials or those of our collaborators or competitors or for DNA therapeutics in general,

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

                           PART II. OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

1.       Exhibits

         EXHIBIT 10.21* License Agreement dated February 24, 2000 between Vical and Human Genome Sciences, Inc.

         EXHIBIT 10.22* License Agreement dated February 24, 2000 between Vical and Vascular Genetics Inc.


         * Vical has requested confidential treatment of certain portions of these agreements.


         EXHIBIT 27       Financial Data Schedule

2.       Reports on Form 8-K

         None

                               VICAL INCORPORATED


                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                               Vical Incorporated


         Date:    May 12, 2000             By: /s/ MARTHA J. DEMSKI
                                               --------------------
                                               Martha J. Demski
                                               Vice President and Chief
                                               Financial Officer (on behalf of
                                               the registrant and as the
                                               registrant's Principal Financial
                                               and Accounting Officer)

            EXHIBIT
            NUMBER                          DESCRIPTION OF DOCUMENT
            -------                         -----------------------
1.          Exhibit 10.21*      License Agreement dated February 24, 2000
                                between Vical and Human Genome Sciences, Inc.

            Exhibit 10.22* License Agreement dated February 24, 2000 between Vical and Vascular Genetics Inc.

                                * Vical has requested confidential treatment of certain portions of these agreements.

2.          Exhibit 27          Financial Data Schedule
