Form 10-Q
period 2000-06-30
VICAL INC
filed 2000-08-14
CIK 819050

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

                                       or

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
                        --   --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          CLASS                              OUTSTANDING AT JUNE 30, 2000
          -----                              ----------------------------
  Common Stock, $.01 par value                      19,824,030

                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                               PAGE NO.
                                                                                               --------
COVER PAGE.............................................................................................1

TABLE OF CONTENTS......................................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Balance Sheets as of June 30, 2000, and December 31, 1999.....................................3

         Statements of Operations for the Three Months Ended June 30, 2000 and 1999, and
         for the Six Months Ended June 30, 2000 and 1999...............................................4

         Statements of Cash Flows for the Six Months Ended June 30, 2000 and 1999......................5

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

PART II.  OTHER INFORMATION

         ITEM 1.  Legal Proceedings....................................................................*

         ITEM 2.  Changes in Securities................................................................*

         ITEM 3.  Defaults upon Senior Securities......................................................*

         ITEM 4.  Submission of Matters to a Vote of Security Holders.................................19

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

Part I.  Financial Information
Item 1.  Financial Statements

                               VICAL INCORPORATED
                                 BALANCE SHEETS


                                                                                        June 30,           December 31,
                                                                                         2000                  1999
                                                                                  -------------------   -------------------
                                                                                      (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                       $       35,948,377    $       11,149,587
  Marketable securities - available-for-sale                                             115,288,393            26,525,181
  Receivables and other                                                                    4,879,230             3,971,621
                                                                                  -------------------   -------------------
    Total current assets                                                                 156,116,000            41,646,389
                                                                                  -------------------   -------------------

Investment, at cost                                                                        5,000,000                     -
Property and Equipment:
  Equipment                                                                                6,486,530             5,948,458
  Leasehold improvements                                                                   2,716,997             1,646,023
                                                                                  -------------------   -------------------
                                                                                           9,203,527             7,594,481
  Less--accumulated depreciation and amortization                                         (6,200,078)           (5,708,349)
                                                                                  -------------------   -------------------
                                                                                           3,003,449             1,886,132
                                                                                  -------------------   -------------------
Patent costs, net of accumulated amortization                                              1,481,964             1,380,245
Other assets                                                                                  92,973               146,470
                                                                                  -------------------   -------------------
                                                                                  $      165,694,386    $       45,059,236
                                                                                  ===================   ===================

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                           $        3,513,054    $        3,839,642
  Current portion of capital lease obligations                                               639,199               627,957
  Current portion of notes payable                                                           309,524               106,887
  Current portion of deferred revenue                                                      1,901,756             1,076,166
                                                                                  -------------------   -------------------
    Total current liabilities                                                              6,363,533             5,650,652
                                                                                  -------------------   -------------------

Long-Term Obligations:
  Long-term obligations under capital leases                                               1,137,101               739,885
  Notes payable                                                                              690,476                     -
  Deferred revenue                                                                         3,545,455                     -
                                                                                  -------------------   -------------------
    Total long-term obligations                                                            5,373,032               739,885
                                                                                  -------------------   -------------------

Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                                              -                     -
   Common stock, $0.01 par value--40,000,000 shares authorized--                             198,240               162,011
     19,824,030 and 16,201,136 shares issued and outstanding at
     June 30, 2000 and December 31, 1999, respectively
Additional paid-in capital                                                               202,339,352            83,292,870
Accumulated other comprehensive loss                                                        (205,314)             (140,801)
Accumulated deficit                                                                      (48,374,457)          (44,645,381)
                                                                                  -------------------   -------------------
    Total stockholders' equity                                                           153,957,821            38,668,699
                                                                                  -------------------   -------------------
Total Liabilities and Stockholders' Equity                                        $      165,694,386    $       45,059,236
                                                                                  ===================   ===================

                                       3

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          Three months ended               Six months ended
                                                                               June 30,                        June 30,
                                                                 --------------------------------    ----------------------------
                                                                     2000             1999             2000             1999
                                                                 --------------   ---------------    -------------  -------------
Revenues:
  License/royalty revenue                                        $   2,243,380    $      610,371     $  2,859,104    $  3,275,706
  Contract revenue                                                     520,927           643,095          902,936       1,257,934
                                                                 --------------   ---------------    -------------  -------------
                                                                     2,764,307         1,253,466        3,762,040       4,533,640
                                                                 --------------   ---------------    -------------  -------------
Operating Expenses:
  Research and development                                           4,710,412         3,737,835        9,027,300       7,352,063
  General and administrative                                         1,309,890         1,121,793        2,639,762       2,134,735
                                                                 --------------   ---------------    -------------  -------------
                                                                     6,020,302         4,859,628       11,667,062       9,486,798
                                                                 --------------   ---------------    -------------  -------------
Loss from operations                                                (3,255,995)       (3,606,162)      (7,905,022)     (4,953,158)
  Interest income                                                    2,472,352           568,086        4,249,460       1,139,260
  Interest expense                                                      34,799            30,115           73,514          63,338
                                                                 --------------   ---------------    -------------  -------------
    Net loss                                                     $    (818,442)   $   (3,068,191)    $ (3,729,076)   $ (3,877,236)
                                                                 ==============   ===============    =============  ==============

Net loss per share (basic and diluted--Note 2)                   $       (0.04)   $        (0.19)    $      (0.19)   $      (0.24)
                                                                 ==============   ===============    =============  ==============

Weighted average shares used in computing net loss per share        19,822,669        16,190,840       19,422,295      16,072,318
                                                                 ==============   ===============    =============  =============
  (Note 2)

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                    Six months ended
                                                                                        June 30,
                                                                           ----------------------------------
                                                                                2000              1999
                                                                           ----------------   ---------------
OPERATING ACTIVITIES:
  Net loss ............................................................   $  (3,729,076)   $  (3,877,236)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization ...................................         555,927          530,592
  Change in operating assets and liabilities:
      Receivables and other ...........................................        (907,609)          94,042
      Accounts payable and accrued expenses ...........................        (326,588)        (137,648)
      Deferred revenue ................................................        (628,955)         685,276
                                                                          -------------    -------------
            Net cash used in operating activities .....................      (5,036,301)      (2,704,974)
                                                                          -------------    -------------

INVESTING ACTIVITIES:
  Marketable securities ...............................................     (88,827,725)      (3,951,650)
  Capital expenditures ................................................        (878,888)        (159,985)
  Deposits and other ..................................................          53,454           14,493
  Patent expenditures .................................................        (149,285)        (145,447)

                                                                          -------------    -------------
            Net cash used in investment activities ....................     (89,802,444)      (4,242,589)
                                                                          -------------    -------------

FINANCING ACTIVITIES:
  Issuance of common stock, net .......................................     119,082,711        4,844,357
  Payments on notes payable ...........................................        (106,474)        (106,886)
  Proceeds from notes payable .........................................         999,587             --
  Principal payments under capital lease obligations ..................        (338,289)        (250,593)

                                                                          -------------    -------------
            Net cash provided from financing activities ...............     119,637,535        4,486,878
                                                                          -------------    -------------

Net increase (decrease) in cash and cash equivalents ..................      24,798,790       (2,460,685)

Cash and cash equivalents at beginning of period ......................      11,149,587       13,567,817
                                                                          -------------    -------------

Cash and cash equivalents at end of period ............................   $  35,948,377    $  11,107,132
                                                                          =============    =============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Investment in preferred stock of Vascular Genetics Inc. in exchange
         for grant of license .........................................   $   5,000,000    $        --
                                                                          =============    =============

    Equipment acquired under capital leases ...........................   $     746,746    $     383,766
                                                                          =============    =============

                                       5

                               VICAL INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


                                  June 30, 2000
                                   (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. We are currently focusing our resources on the development of our naked DNA and related technologies.

BASIS OF PRESENTATION

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 2000, and for the three-month and six-month periods ended June 30, 2000 and 1999, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by generally accepted accounting principles, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share (basic and diluted) for the three-month and six-month periods ended June 30, 2000 and 1999, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options as the effect would be antidilutive.

3.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive loss represents unrealized loss on marketable securities. For the three-month periods ended June 30, 2000 and 1999, other comprehensive gain (loss) was $28,617 and $(109,835), respectively, and total comprehensive loss was $679,107 and $3,178,026, respectively. For the six-month periods ended June 30, 2000 and 1999, other comprehensive loss was $64,513 and $161,922, respectively, and total comprehensive loss was $3,682,871 and $4,039,158, respectively.

4.       PUBLIC STOCK OFFERING

         In January 2000, Vical sold 3,450,000 shares of common stock in a public offering which raised net proceeds of approximately $117.5 million.

5.       LICENSE AGREEMENTS

         On June 30, 2000, Vical and Aventis Pharma, the pharmaceutical company of Aventis S.A., entered into a license agreement granting Aventis Pharma rights to use Vical's naked DNA gene transfer technology to deliver a growth factor gene for which Aventis Pharma holds rights. The agreement resulted in an initial payment to Vical of $1.5 million in July 2000, and could generate milestone payments plus royalties if products advance through commercialization. Vical accrued $1.5 million of revenue in June 2000 for this agreement.

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

6.       COMMITMENTS

         Vical expanded its leased space by approximately 5,100 square feet in one facility effective June 1, 2000, by amending an existing lease agreement. Total monthly rental on all facilities, including common area maintenance costs, is approximately $125,000 effective June 1, 2000. This lease amendment increased our minimum lease commitments by approximately $938,000 through the end of the lease in November 2004.

         At June 30, 2000, we had borrowed $1.0 million under the $1.0 million line of credit with a bank to finance certain leasehold improvements.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 - "Revenue Recognition," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically Vical has recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments is recognized as revenue when the milestones are achieved. SAB 101 would require that when there has not been the culmination of the earnings process, revenue from technology option and license fees and milestone payments be deferred and recognized over the period over which the revenue is deemed to be earned. There is a lack of guidance about applying SAB 101 in the Life Sciences Industry, including what constitutes the culmination of the earnings process where there are up-front, milestone and royalty payments. Further, there is significant uncertainty about the life over which to recognize this revenue, particularly where royalties continue to be payable until the last related patent expires. There is no written guidance to determine whether it would be acceptable to amortize the revenue over the estimated product development period, which is a shorter period than the estimated life of the patents. Due to the uncertainties noted above, we have not completed our evaluation of the impact of SAB 101 on our financial statements, however, the potential impact is expected to be material to the financial statements. Effective from 1991, when our first license fee revenues were recognized, to June 30, 2000, Vical has recognized cumulative license fee revenue representing nonrefundable up-front and milestone payments of approximately $38 million which will have to be evaluated for deferral under SAB 101. The amount that will need to be deferred will depend principally on the estimated life over which we are allowed to recognize the revenue under SAB 101.

When the company implements SAB 101 in the fourth quarter of 2000, it will do so by restating the first quarter 2000 statements. The statement of operations will reflect a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, and license revenues will be recognized based on the new accounting principle effective as of that date. The financial statements for the second and third quarters of 2000 will also be restated to apply the new accounting principle effective January 1, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         We were incorporated in April 1987 and have devoted substantially all of our resources since that time to our research and development programs. To date, we have not received revenues from the sale of products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs and the cost of preclinical studies and clinical trials. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of June 30, 2000, our accumulated deficit was approximately $48.4 million.

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

         Vical has formulated Allovectin-7(Registration Mark), a complex containing the gene encoding a particular human histocompatibility antigen, HLA-B7, and a lipid material to facilitate gene uptake. After direct injection of Allovectin-7(Registration Mark) into a tumor, we believe that the HLA-B7 gene will cause the tumor cells to produce the HLA-B7 antigen. This gene expression may then trigger a potent cellular immune response against the tumor cells. The treatment may also trigger an immune response against additional tumor cells, both locally and systemically, by exposing other features of the tumor cells to the immune system. Allovectin 7(Registration Mark) is in Phase III and Phase II registration trials for patients with advanced metastatic malignant melanoma, an aggressive form of skin cancer. The Phase III trial is progressing toward possible completion in the first part of 2001. Allovectin 7(Registration Mark) is also in Phase II clinical testing for patients with cancer of the head and neck. Based on recently reported data, Vical is planning a new Phase II study in patients with earlier-stage head and neck cancer.

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

         VAXID, a cancer vaccine intended to prevent recurrence of low-grade, non-Hodgkin's B-cell lymphoma, is in a Phase I/II clinical trial in a collaboration with Stanford University Medical Center. We are supporting clinical testing of a cancer vaccine for the treatment of advanced metastatic melanoma in a collaboration with the National Cancer Institute, or NCI.

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

         In February 2000, Vical and Human Genome Sciences, Inc., or HGS, signed a reciprocal royalty-bearing license. Under the agreement, Vical has the option to license exclusively up to three genes from HGS for gene-based product development. HGS has the option to license Vical's patented naked DNA gene delivery technology for use in up to three gene-based products. In addition, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc., or VGI, a company in which HGS is a major shareholder, for naked DNA delivery of Vascular Endothelial Growth Factor-2, a protein with potential use for revascularization.

         Effective June 30, 2000, Alain B. Schreiber, M.D., President and CEO, and member of the Board of Directors, left the company, and the Board of Directors has commenced a search for a replacement. During the transition, R. Gordon Douglas, Jr., M.D., Chairman of the Board of Vical, is assuming a more active role in managing the strategic direction of the Company. Deirdre Y. Gillespie, M.D., formerly Executive Vice President and Chief Business Officer, was elected Chief Operating Officer and assumed additional operating responsibilities.

         In May 2000, an independent Drug Safety Review Board recommended that current Phase II and Phase III registration trials targeting metastatic melanoma should progress as planned, based on a review of safety and preliminary efficacy data collected to date.

         On June 30, 2000, Vical and Aventis Pharma, the pharmaceutical company of Aventis S.A., entered into a license agreement granting Aventis Pharma rights to use Vical's naked DNA gene transfer technology to deliver a growth factor gene for which Aventis Pharma holds rights. The agreement resulted in an initial payment to Vical of $1.5 million in July 2000, and could generate milestone payments plus royalties if products advance through commercialization. Vical accrued $1.5 million of revenue in June 2000 for this agreement.

         In June 2000, Vical and the Office of Naval Research amended their existing agreement for the development of a potential naked DNA vaccine to prevent malaria. The amendment increased the total contract amount from $2,813,000 to $5,462,000 through December 31, 2000.

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

         Merck initiated a clinical trial in December 1999 with a vaccine using Vical's patented naked DNA technology to protect against infection by human immunodeficiency virus, or HIV, the virus that causes acquired immunodeficiency syndrome.

         We also have a license and option agreement with Aventis Pasteur for a total of six preventive vaccine targets:

         -        cytomegalovirus, CMV,

         -        Helicobacter pylori,

         -        Lyme disease,

         -        malaria,

         -        respiratory syncytial virus, RSV, and

         -        varicella zoster virus, VZV.

         Vical is collaborating with Aventis Pasteur and the U.S. Naval Medical Research Center, or NMRC, to develop a DNA vaccine against malaria. Results from a Phase I clinical trial with approximately twenty volunteers indicated that subjects immunized with a potential malaria DNA vaccine developed dose-related killer T-cell immune responses. As a result of these data, further clinical development is planned.

         Vical's product candidates or those of our collaborators may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by Vical or our collaborators.

RESULTS OF OPERATIONS

         Revenues of $2,764,000 were recorded for the quarter ended June 30, 2000. License revenue of $2,243,000 primarily represented $1,500,000 of license fees accrued for a June 2000 license agreement with Aventis Pharma. License revenue also included recognition of deferred license fees of $473,000 from Merial and Vascular Genetics Inc., and royalty and other revenue of $270,000. Contract and grant revenue of $521,000 included revenues from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria, revenue from grants and contracts with NIH, and revenue from Pfizer. In June 2000, Vical and the Office of Naval Research amended their existing agreement and increased the total contract to $5,462,000 through December 31, 2000. Through June 30, 2000, Vical had recognized revenue of $2,814,000 of the total contract amount.

         Revenues of $1,253,000 were recorded for the quarter ended June 30, 1999. License revenue primarily represented recognition of deferred license fees of $275,000 from Merial and royalty revenue of $281,000. Contract revenue recognized was $643,000, and was primarily from a contract with the Office of Naval Research.

         Revenues for the six months ended June 30, 2000, were $3,762,000. In addition to the revenue recognized in the second quarter of 2000, license revenue for the six months ended June 30, 2000, included recognition of deferred license fees of $366,000 from Merial and Vascular Genetics Inc., and royalty and other revenue of $250,000. Contract and grant revenue recognized for the six months ended June 30, 2000, in addition to the amounts recognized in the second quarter of 2000, included $382,000 of revenues from the contract with the Office of Naval Research, revenue from grants with NIH, and revenue from Pfizer and other agreements.

         Revenues for the six months ended June 30, 1999, were $4,534,000. In addition to the revenue recognized in the second quarter of 1999, revenue for the six months ended June 30, 1999, included $1.0 million of license fee and $1.2 million of equity premium under January 1999 agreements with Pfizer Inc., recognition of deferred license fees of $250,000 from Merial, royalty revenue of $215,000 and contract revenue of $615,000 primarily from the Office of Naval Research.

         Our total operating expenses for the quarter ended June 30, 2000, were $6,020,000 compared with $4,860,000 for the second quarter of 1999. Total operating expenses for the six months ended June 30, 2000 and 1999, were $11,667,000 and $9,487,000, respectively. Research and development expenses increased to $4,710,000 for the three months ended June 30, 2000, from $3,738,000 for the same period in 1999. For the six months ended June 30, 2000, research and development expenses were $9,027,000 compared with $7,352,000 for the same period in 1999. The increase in research and development expenses generally was due to increased preclinical and clinical trial costs, and personnel-related costs.

         General and administrative expenses increased to $1,310,000 for the three months ended June 30, 2000, from $1,122,000 for the same period in 1999. General and administrative expenses for the six months ended June 30, 2000, were $2,640,000 compared with $2,135,000 for the same period in 1999. The increase primarily is attributable to increased personnel-related costs in support of the expanded research and development activities.

         Investment income for the three-month and six-month periods ended June 30, 2000, was $2,472,000 and $4,249,000, respectively. Investment income for the three-month and six-month periods ended June 30, 1999, was $568,000 and $1,139,000, respectively. The increase is a result of higher investment balances due to the January 2000 sale of 3,450,000 shares of Vical common stock in a public offering which raised net proceeds of approximately $117.5 million.

         The net loss was $0.04 per share for the three months ended June 30, 2000, and $0.19 for the three months ended June 30, 1999. For the six months ended June 30, 2000, the net loss was $0.19 per share compared with a net loss of $0.24 per share for the same period in the prior year. We expect to incur losses throughout the remainder of 2000 and to report a net loss for the year ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. In January 2000, Vical sold 3,450,000 shares of common stock in a public offering which raised net proceeds of approximately $117.5 million. The net proceeds were invested in marketable securities and cash equivalents during the first quarter. As of June 30, 2000, we had working capital of approximately $149.9 million compared with $36.0 million at December 31, 1999. Cash and marketable securities totaled approximately $151.2 million at June 30, 2000, compared with $37.7 million at December 31, 1999. We have an unsecured line of credit agreement with a bank to provide financing for leasehold improvements. Under the terms of the agreement, we borrowed up to the credit limit of $1,000,000 at June 30, 2000.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 - "Revenue Recognition," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically Vical has recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments is recognized as revenue when the milestones are achieved. SAB 101 would require that when there has not been the culmination of the earnings process, revenue from technology option and license fees and milestone payments be deferred and recognized over the period over which the revenue is deemed to be earned. There is a lack of guidance about applying SAB 101 in the Life Sciences Industry, including what constitutes the culmination of the earnings process where there are up-front, milestone and royalty payments. Further, there is significant uncertainty about the life over which to recognize this revenue, particularly where royalties continue to be payable until the last related patent expires. There is no written guidance to determine whether it would be acceptable to amortize the revenue over the estimated product development period, which is a shorter period than the estimated life of the patents. Due to the uncertainties noted above, we have not completed our evaluation of the impact of SAB 101 on our financial statements, however, the potential impact is expected to be material to the financial statements. Effective from 1991, when our first license fee revenues were recognized, to June 30, 2000, Vical has recognized cumulative license fee revenue representing nonrefundable up-front and milestone payments of approximately $38 million which will have to be evaluated for deferral under SAB 101. The amount that will need to be deferred will depend principally on the estimated life over which we are allowed to recognize the revenue under SAB 101.

When the company implements SAB 101 in the fourth quarter of 2000, it will do so by restating the first quarter 2000 statements. The statement of operations will reflect a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, and license revenues will be recognized based on the new accounting principle effective as of that date. The financial statements for the second and third quarters of 2000 will also be restated to apply the new accounting principle effective January 1, 2000.

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

         WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have not sold any products and do not expect to sell any products for the next few years. For the period from our inception to June 30, 2000, we have incurred cumulative net losses totaling approximately $48.4 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

         Testing of the potential drugs we develop is regulated by numerous governmental authorities in the United States and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example: o the U.S. Food and Drug Administration, the FDA, has not established guidelines concerning the scope of clinical trials required for DNA therapeutics, o the FDA has not indicated how many patients it will require to be enrolled in clinical trials to establish the safety and efficacy of DNA therapeutics, and o current regulations are subject to substantial review by various governmental agencies.

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

         The death of a patient undergoing a viral-based gene therapy at the University of Pennsylvania in an investigator-sponsored trial has been widely publicized. This death and other adverse events in the field of gene therapy could result in greater governmental regulation of gene therapies, including our non-viral naked DNA technology, and potential regulatory delays relating to the testing or approval of our potential products. In addition, the field of gene therapy is under increased scrutiny, which may affect our product development efforts or clinical trials.

         For example, one patient who had undergone treatment with Allovectin-7(Registration Mark) for advanced metastatic melanoma died more than two months later of progressive disease and numerous other factors, after receiving multiple other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as "probably related" to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7(Registration Mark) was a significant factor in the patient's death.

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

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 18, 2000, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting.

(b) The following Class II directors were elected:

         (i) R. Gordon Douglas--17,352,579 shares voted in favor of the nominee, 61,754 withheld their vote.

         (ii) M. Blake Ingle--17,346,029 shares voted in favor of the nominee, 68,304 withheld their vote.

The Company's Class I director, Philip M. Young, continues in office until 2001.

The Company's Class III directors, Patrick F. Latterell, Gary A. Lyons and Dale A. Smith, continue in office until 2002.

(c) The selection of the Company's independent auditors was ratified. Shares voted in favor of the proposal were 17,384,642, with 17,387 shares voted against the proposal and 12,304 shares abstained.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K



(a)          Exhibit 27              Financial Data Schedule

(b)          Reports on Form 8-K

             None

                               VICAL INCORPORATED



                                   SIGNATURES




         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                      Vical Incorporated


     Date:    August 11, 2000         By: /s/ MARTHA J. DEMSKI
                                          ----------------------
                                      Martha J. Demski
                                      Vice President and Chief Financial Officer
                                      (on behalf of the registrant and as the
                                      registrant's Principal Financial and
                                      Accounting Officer)



            EXHIBIT
            NUMBER               DESCRIPTION OF DOCUMENT
            ------               -----------------------


1.       Exhibit 27             Financial Data Schedule