Form 10-Q
period 2000-09-30
VICAL INC
filed 2000-11-13
CIK 819050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

                                       or

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
                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                     Outstanding At September 30, 2000
                    -----                     ---------------------------------
         Common Stock, $.01 par value                     20,004,818


                               VICAL INCORPORATED

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                   PAGE NO.
                                                                                                   --------
COVER PAGE.............................................................................................1

TABLE OF CONTENTS......................................................................................2

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

         Balance Sheets as of September 30, 2000 and December 31, 1999.................................3

         Statements of Operations for the Three Months Ended September 30, 2000 and 1999,
         and for the Nine Months Ended September 30, 2000 and 1999.....................................4

         Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999................5

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               VICAL INCORPORATED
                                 BALANCE SHEETS


                                                                                     September 30,          December 31,
                                                                                         2000                  1999
                                                                                  --------------------  --------------------
                                                                                     (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                                        $       19,786,374    $       11,149,587
  Marketable securities - available-for-sale                                              130,619,852            26,525,181
  Receivables and other                                                                     3,366,632             3,971,621
                                                                                  --------------------  --------------------
    Total current assets                                                                  153,772,858            41,646,389
                                                                                  --------------------  --------------------

Investment, at cost                                                                         5,000,000                     -
Property and Equipment:
  Equipment                                                                                 6,677,662             5,948,458
  Leasehold improvements                                                                    2,960,699             1,646,023
                                                                                  --------------------  --------------------
                                                                                            9,638,361             7,594,481
  Less--accumulated depreciation and amortization                                          (6,348,224)           (5,708,349)
                                                                                  --------------------  --------------------
                                                                                            3,290,137             1,886,132
                                                                                  --------------------  --------------------
Patent costs, net of accumulated amortization                                               1,555,857             1,380,245
Other assets                                                                                  139,892               146,470
                                                                                  --------------------  --------------------
                                                                                   $      163,758,744    $       45,059,236
                                                                                  ====================  ====================

LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                            $        3,082,464    $        3,839,642
  Current portion of capital lease obligations                                                597,480               627,957
  Current portion of notes payable                                                            285,714               106,887
  Current portion of deferred revenue                                                       1,566,971             1,076,166
                                                                                  --------------------  --------------------
    Total current liabilities                                                               5,532,629             5,650,652
                                                                                  --------------------  --------------------

Long-Term Obligations:
  Long-term obligations under capital leases                                                1,266,371               739,885
  Notes payable                                                                               619,047                     -
  Deferred revenue                                                                          3,272,728                     -
                                                                                  --------------------  --------------------
    Total long-term obligations                                                             5,158,146               739,885
                                                                                  --------------------  --------------------

Stockholders' Equity:
   Preferred stock, $0.01 par value--5,000,000 shares authorized--
     none outstanding                                                                               -                     -
   Common stock, $0.01 par value--40,000,000 shares authorized--                              200,048               162,011
     20,004,818 and 16,201,136 shares issued and outstanding at September 30,
     2000 and December 31, 1999, respectively
Additional paid-in capital                                                                203,024,710            83,292,870
Accumulated other comprehensive income (loss)                                                  88,737              (140,801)
Accumulated deficit                                                                       (50,245,526)          (44,645,381)
                                                                                  --------------------  --------------------
    Total stockholders' equity                                                            153,067,969            38,668,699
                                                                                  --------------------  --------------------
Total Liabilities and Stockholders' Equity                                         $      163,758,744    $       45,059,236
                                                                                  ====================  ====================


     See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three months ended                        Nine months ended
                                                             September 30,                            September 30,
                                                --------------------------------------    ---------------------------------------
                                                       2000                 1999                  2000                1999
                                                ------------------  ------------------    -------------------  ------------------
Revenues:
  License/royalty revenue                       $         723,625    $        495,024      $       3,582,730   $       3,770,731
  Contract revenue                                        705,985             733,817              1,608,919           1,991,750
                                                ------------------  ------------------    -------------------  ------------------
                                                        1,429,610           1,228,841              5,191,649           5,762,481
                                                ------------------  ------------------    -------------------  ------------------

Operating Expenses:
  Research and development                              4,524,155           3,514,247             13,551,454          10,866,310
  General and administrative                            1,263,224           1,066,402              3,902,986           3,201,137
                                                ------------------  ------------------    -------------------  ------------------
                                                        5,787,379           4,580,649             17,454,440          14,067,447
                                                ------------------  ------------------    -------------------  ------------------
Loss from operations                                   (4,357,769)         (3,351,808)           (12,262,791)         (8,304,966)
  Interest income                                       2,551,965             548,490              6,801,423           1,687,750
  Interest expense                                         65,265              33,489                138,777              96,827
                                                ------------------  ------------------    -------------------  ------------------
    Net loss                                    $      (1,871,069)   $     (2,836,807)     $      (5,600,145)  $      (6,714,043)
                                                ==================  ==================    ===================  ==================


Net loss per share (basic and diluted)          $           (0.09)   $          (0.18)     $           (0.29)  $           (0.42)
                                                ==================  ==================    ===================  ==================

Weighted average shares used in computing
    net loss per share                                 19,896,427          16,196,078             19,581,493          16,144,024
                                                ==================  ==================    ===================  ==================


     See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                              Nine months ended
                                                                                                September 30,
                                                                                  ------------------------------------------
                                                                                          2000                  1999
                                                                                  --------------------  --------------------
OPERATING ACTIVITIES:
  Net loss                                                                         $       (5,600,145)   $       (6,714,043)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                                           877,330               795,742
  Change in operating assets and liabilities:
      Receivables and other                                                                   604,989              (365,192)
      Accounts payable and accrued expenses                                                  (757,178)              599,827
      Deferred revenue                                                                     (1,236,467)              460,637
                                                                                  --------------------  --------------------
            Net cash used in operating activities                                          (6,111,471)           (5,223,029)
                                                                                  --------------------  --------------------

INVESTING ACTIVITIES:
  Marketable securities                                                                  (103,865,133)           (1,317,960)
  Capital expenditures                                                                     (1,133,214)             (182,509)
  Deposits and other                                                                            6,535                15,008
  Patent expenditures                                                                        (251,154)              (53,800)
                                                                                  --------------------  --------------------
            Net cash used in investment activities                                       (105,242,966)           (1,539,261)
                                                                                  --------------------  --------------------

FINANCING ACTIVITIES:
  Issuance of common stock, net                                                           119,769,877             4,930,347
  Payments on notes payable                                                                  (201,713)             (160,329)
  Proceeds from notes payable                                                                 999,587                     -
  Principal payments under capital lease obligations                                         (576,527)             (388,707)
                                                                                  --------------------  --------------------
            Net cash provided from financing activities                                   119,991,224             4,381,311
                                                                                  --------------------  --------------------

Net increase (decrease) in cash and cash equivalents                                        8,636,787            (2,380,979)

Cash and cash equivalents at beginning of period                                           11,149,587            13,567,817
                                                                                  --------------------  --------------------

Cash and cash equivalents at end of period                                         $       19,786,374    $       11,186,838
                                                                                  ====================  ====================


Supplemental Disclosure of Non-Cash Investing and Financing Activities:
    Investment in preferred stock of Vascular Genetics Inc. in exchange
         for grant of license                                                      $        5,000,000    $                -
                                                                                  ====================  ====================

    Equipment acquired under capital leases                                        $        1,072,536    $          493,254
                                                                                  ====================  ====================


     See accompanying notes.

                               VICAL INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS


                               September 30, 2000
                                   (unaudited)

1.       ORGANIZATION AND BASIS OF PRESENTATION


ORGANIZATION

         Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. We are currently focusing our resources on the development of our naked DNA and related technologies.

BASIS OF PRESENTATION

         The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 2000, and for the three-month and nine-month periods ended September 30, 2000 and 1999, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

2.       NET LOSS PER SHARE

         Net loss per share (basic and diluted) for the three-month and nine-month periods ended September 30, 2000 and 1999, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options, as the effect would be antidilutive.

3.       COMPREHENSIVE INCOME (LOSS)

         Accumulated other comprehensive income (loss) represents unrealized gain (loss) on marketable securities. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations For the three-month periods ended September 30, 2000 and 1999, other comprehensive income (loss) was $294,000 and $(24,000), respectively, and total comprehensive loss was $1,577,000 and $2,860,000, respectively. For the nine-month periods ended September 30, 2000 and 1999, other comprehensive income (loss) was $230,000 and $(186,000), respectively, and total comprehensive loss was $5,371,000 and $6,900,000, respectively.

4.       PUBLIC STOCK OFFERING

         In January 2000, Vical sold 3,450,000 shares of common stock in a public offering which raised net proceeds of approximately $117.5 million.

5.       LICENSE AGREEMENTS

         On June 30, 2000, Vical and Aventis Pharma, the pharmaceutical company of Aventis S.A., entered into a license agreement granting Aventis Pharma rights to use Vical's naked DNA gene transfer technology to deliver a growth factor gene for which Aventis Pharma holds rights. The agreement resulted in an initial payment to Vical of $1.5 million in July 2000, and could generate milestone payments and royalties if products advance through commercialization.

         On February 24, 2000, Vical and Human Genome Sciences, Inc., or HGS, signed a reciprocal royalty-bearing license. Under the agreement, Vical has the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license Vical's naked DNA gene delivery technology for use in up to three gene-based products. In addition, Vical granted an exclusive, royalty-bearing license to Vascular Genetics, Inc., or VGI, a company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for revascularization. In exchange, Vical received shares of Preferred Stock Series B of VGI. This investment was recorded at estimated fair value of $5.0 million on the date of investment and is reflected as Investment, at cost, in the accompanying balance sheet. The investment is being accounted for on the cost method. Vical also recorded a liability for deferred revenue of $5.0 million. This deferred revenue is being recognized ratably each month through September 30, 2004.

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

         At September 30, 2000, Vical had borrowed $1.0 million under the $1.0 million line of credit with a bank to finance certain leasehold improvements. In November 2000, this line of credit was amended and increased to $2.3 million. Under the terms of the amended agreement, Vical can use the line until May 1, 2001. Any outstanding borrowings made under the additional $1.3 million credit line at June 1, 2001, convert to a term loan payable over 42 months at the bank's prime rate.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 -"Revenue Recognition," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically Vical has recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments is recognized as revenue when the milestones are achieved. SAB 101 would require that when there has not been the culmination of the earnings process, revenue from technology option and license fees and milestone payments be deferred and recognized over the period over which the revenue is deemed to be earned. There is a lack of guidance about applying SAB 101 in the Life Sciences Industry, including what constitutes the culmination of the earnings process where there are up-front, milestone and royalty payments. Further, there is significant uncertainty about the life over which to recognize this revenue, particularly where royalties continue to be payable until the last related patent expires. There is no written guidance to determine whether it would be acceptable to amortize the revenue over the estimated product development period, which is a shorter period than the estimated life of the patents. Due to the uncertainties noted above, we have not completed our evaluation of the impact of SAB 101 on our financial statements, however, the potential impact is expected to be material to the financial statements. Effective from 1991, when our first license fee revenues were recognized, to September 30, 2000, Vical has recognized cumulative license fee revenue representing nonrefundable up-front and milestone payments of approximately $39 million which will have to be evaluated for deferral under SAB 101. The amount that will need to be deferred will depend principally on the estimated life over which we are allowed to recognize the revenue under SAB 101.

When Vical implements SAB 101 in the fourth quarter of 2000, it will do so by restating the first quarter 2000 statements. The statement of operations will reflect a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, and license revenues will be recognized based on SAB 101 effective as of that date. The financial statements for the second and third quarters of 2000 will also be restated to apply SAB 101 effective January 1, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We were incorporated in April 1987 and have devoted substantially all of our resources since that time to our research and development programs. To date, we have not received revenues from the sale of products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs and the cost of preclinical studies and clinical trials. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of September 30, 2000, our accumulated deficit was approximately $50.2 million.

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

         We enter into collaborations with major pharmaceutical companies to leverage our technologies primarily for non-cancer applications such as vaccines for infectious diseases and optimized delivery of therapeutic proteins. We have established relationships, through the license of our technology, with numerous corporate partners.

         Vical has formulated Allovectin-7-Registered Trademark-, a complex containing the gene encoding a particular human histocompatibility antigen, HLA-B7, and a lipid material to facilitate gene uptake. After direct injection of Allovectin-7-Registered Trademark- into a tumor, we believe that the HLA-B7 gene will cause the tumor cells to produce the HLA-B7 antigen. This gene expression may then trigger a potent cellular immune response against the tumor cells. The treatment may also trigger an immune response against additional tumor cells, both locally and systemically, by exposing other features of the tumor cells to the immune system. Allovectin-7-Registered Trademark- is in Phase III and Phase II registration trials for patients with advanced metastatic malignant melanoma, an aggressive form of skin cancer. Recruitment of patients in the Phase III trial is progressing toward possible completion in the first half of 2001. Allovectin-7-Registered Trademark- is also in Phase II clinical testing for patients with cancer of the head and neck. Based on recently reported data, Vical is planning a new Phase II study in patients with earlier-stage head and neck cancer.

         Vical is developing its second gene-based product candidate, Leuvectin-TM-, also intended for direct injection into tumor lesions of cancer patients. Leuvectin-TM- contains a gene that encodes the potent immunostimulator IL-2 and a lipid material to facilitate gene uptake. We expect that Leuvectin-TM-, when injected into tumors, will cause the malignant cells to produce and secrete IL-2 in the vicinity of the tumor, stimulating the patient's immune system to attack and destroy tumor cells. Because Leuvectin-TM- is designed to deliver IL-2 only at the site of tumor lesions, we believe that it may provide efficacy similar to systemic IL-2 therapy with fewer side effects. Leuvectin-TM- is in Phase II clinical trials for patients with advanced metastatic kidney cancer and for high-risk patients with locally confined prostate cancer.

         VAXID, a cancer vaccine intended to prevent recurrence of low-grade, non-Hodgkin's B-cell lymphoma, is in a Phase I/II clinical trial in a collaboration with Stanford University Medical Center. We are supporting clinical testing of a cancer vaccine for the treatment of advanced metastatic melanoma in a collaboration with the National Cancer Institute, or NCI.

         We are developing our cancer product candidates independently, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck and Aventis Pasteur. We have a license agreement allowing Centocor to use our naked DNA technology to develop and market three specific gene-based vaccines for the potential treatment of certain types of cancer. We have an agreement with Boston Scientific for the use of our technology in catheter-based intravascular gene delivery. We have an agreement with Aventis Pharma to use our gene delivery technology to deliver neurological proteins for neurodegenerative diseases. We have agreements with Pfizer for use of our technology for DNA-based delivery of therapeutic proteins in animal health applications and with Merial for use of our technology for DNA vaccines in animal infectious disease targets.

         In February 2000, Vical and HGS signed a reciprocal royalty-bearing license. Under the agreement, Vical has the option to license exclusively up to three genes from HGS for gene-based product development. HGS has the option to license Vical's patented naked DNA gene delivery technology for use in up to three gene-based products. In addition, we granted an exclusive, royalty-bearing license to VGI, a company in which HGS is a major shareholder, for naked DNA delivery of Vascular Endothelial Growth Factor-2, a protein with potential use for revascularization.

         Effective June 30, 2000, Alain B. Schreiber, M.D., President and CEO, and member of the Board of Directors, left the company to pursue a career in the investment community. The Board of Directors has commenced a search for a replacement. During the transition, R. Gordon Douglas, M.D., Chairman of the Board of Vical, is assuming a more active role in managing the strategic direction of the company. Deirdre Y. Gillespie, M.D., formerly Executive Vice President and Chief Business Officer, was elected Chief Operating Officer and assumed additional operating responsibilities.

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

         In June 2000, Vical and the Office of Naval Research amended their existing agreement for the development of a potential naked DNA vaccine to prevent malaria. The amendment increased the total contract amount from $2,813,000 to $5,465,000 through December 31, 2000.

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

         Researchers at Merck and Harvard University/Beth Israel Deaconess Medical Center reported in the October 20, 2000, issue of SCIENCE successful testing in monkeys of an HIV vaccine under Merck's license of Vical's patented DNA vaccine technology. The vaccine, given alone or in combination with a booster (interleukin-2), protected the monkeys against a virulent strain of SHIV, a combination of simian (monkey) and human immunodeficiency virus. Seven of the eight test monkeys receiving a placebo vaccine developed AIDS, and four died. All eight monkeys receiving the booster vaccine, and two of the four monkeys receiving the DNA vaccine alone, remained healthy. None of these 12 monkeys died during the 140-day observation period.

         Merck is now developing vaccines based on Vical's naked DNA vaccine technology to prevent and treat HIV infections. Merck is testing naked DNA vaccines for HIV in two human trials, one for uninfected volunteers and one for volunteers already infected with HIV and receiving highly active anti-retroviral therapy. The human testing began in December 1999.

         We also have a license and option agreement with Aventis Pasteur for a total of six preventive vaccine targets:

         -        cytomegalovirus, CMV,
         -        HELICOBACTER PYLORI,
         -        Lyme disease,
         -        malaria,
         -        respiratory syncytial virus, RSV, and
         -        varicella zoster virus, VZV.

         Vical is collaborating with Aventis Pasteur and the U.S. Naval Medical Research Center, or NMRC, to develop a DNA vaccine against malaria. In August 2000, we initiated a Phase II clinical trial to test the safety and efficacy of a naked DNA vaccine to prevent infection by the malaria parasite.

         Vical's product candidates or those of our collaborators may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by Vical or our collaborators.

RESULTS OF OPERATIONS

         Revenues of $1,430,000 were recorded for the quarter ended September 30, 2000. License revenue of $724,000 primarily represented recognition of deferred license fees of $473,000 from Merial and Vascular Genetics Inc., and royalty and other revenue of $251,000. Contract and grant revenue of $706,000 included revenues from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria, revenue from contracts and grants with NIH, and revenue from Pfizer. The total contract amount under the agreement between Vical and the Office of Naval Research is $5,465,000 through December 31, 2000. Through September 30, 2000, Vical had recognized revenue of $3,048,000 of the total contract amount.

         Revenues of $1,229,000 were recorded for the quarter ended September 30, 1999. License revenue of $495,000 primarily represented recognition of deferred license fees of $275,000 from Merial, and royalty and other revenue of $220,000. Contract revenue recognized was $734,000, and was primarily from the contract with the Office of Naval Research.

         Revenues for the nine months ended September 30, 2000, were $5,192,000. In addition to the revenue recognized in the third quarter of 2000, license revenue for the nine months ended September 30, 2000, included $1,500,000 of license fees accrued for a June 2000 license agreement with Aventis Pharma, recognition of deferred license fees of $839,000 from Merial and Vascular Genetics Inc., and royalty and other revenue of $520,000. Contract and grant revenue recognized for the nine months ended September 30, 2000, in addition to the amounts recognized in the third quarter of 2000, included $903,000 of revenues from the contract with the Office of Naval Research, revenue from contracts and grants with NIH, and revenue from Pfizer and other agreements.

         Revenues for the nine months ended September 30, 1999, were $5,762,000. In addition to the revenue recognized in the third quarter of 1999, revenue for the nine months ended September 30, 1999, included $1,000,000 of option and license fees, and $1,200,000 of equity premium under January 1999 agreements with Pfizer Inc., recognition of deferred license fees of $525,000 from Merial, royalty and other revenue of $551,000 and contract revenue of $1,258,000 primarily from the Office of Naval Research.

         Our total operating expenses for the quarter ended September 30, 2000, were $5,787,000 compared with $4,581,000 for the third quarter of 1999. Total operating expenses for the nine months ended September 30, 2000 and 1999, were $17,454,000 and $14,067,000, respectively. Research and development expenses increased to $4,524,000 for the three months ended September 30, 2000, from $3,514,000 for the same period in 1999. For the nine months ended September 30, 2000, research and development expenses were $13,551,000 compared with $10,866,000 for the same period in 1999. The increase in research and development expenses generally was due to increased preclinical and clinical trial costs, and personnel-related costs.

         General and administrative expenses increased to $1,263,000 for the three months ended September 30, 2000, from $1,066,000 for the same period in 1999. General and administrative expenses for the nine months ended September 30, 2000, were $3,903,000 compared with $3,201,000 for the same period in 1999. The increase for the third quarter of 2000 is attributable primarily to increased professional fees related to corporate communications, recruiting and other costs related to the vacant CEO position, and business development activities. The increase for the nine months ended September 30, 2000, is attributable primarily to the foregoing factors plus increased personnel-related costs in support of the expanded research and development activities.

         Investment income for the three-month and nine-month periods ended September 30, 2000, was $2,552,000 and $6,801,000, respectively. Investment income for the three-month and nine-month periods ended September 30, 1999, was $548,000 and $1,688,000, respectively. The increase is a result of higher investment balances due to the January 2000 sale of 3,450,000 shares of Vical common stock in a public offering which raised net proceeds of approximately $117,500,000.

         The net loss was $0.09 per share for the three months ended September 30, 2000, and $0.18 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, the net loss was $0.29 per share compared with a net loss of $0.42 per share for the same period in the prior year. We expect to incur losses throughout the remainder of 2000 and to report a net loss for the year ending December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Vical has financed its operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. In January 2000, Vical sold 3,450,000 shares of common stock in a public offering which raised net proceeds of approximately $117.5 million. The net proceeds were invested in marketable securities and cash equivalents during the first quarter of 2000. As of September 30, 2000, we had working capital of approximately $148.2 million compared with $36.0 million at December 31, 1999. Cash and marketable securities totaled approximately $150.4 million at September 30, 2000, compared with $37.7 million at December 31, 1999. We have an unsecured line of credit agreement with a bank to provide financing for leasehold improvements. Under the terms of the agreement, Vical had borrowed up to the credit limit of $1.0 million at September 30, 2000. In November 2000, this line of credit was amended and increased to $2.3 million. Under the terms of the amended agreement, Vical can use the credit line until May 1, 2001. Any outstanding borrowings made under the additional $1.3 million credit line at June 1, 2001, convert to a term loan payable over 42 months at the bank's prime rate.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 - "Revenue Recognition," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically Vical has recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments is recognized as revenue when the milestones are achieved. SAB 101 would require that when there has not been the culmination of the earnings process, revenue from technology option and license fees and milestone payments be deferred and recognized over the period over which the revenue is deemed to be earned. There is a lack of guidance about applying SAB 101 in the Life Sciences Industry, including what constitutes the culmination of the earnings process where there are up-front, milestone and royalty payments. Further, there is significant uncertainty about the life over which to recognize this revenue, particularly where royalties continue to be payable until the last related patent expires. There is no written guidance to determine whether it would be acceptable to amortize the revenue over the estimated product development period, which is a shorter period than the estimated life of the patents. Due to the uncertainties noted above, we have not completed our evaluation of the impact of SAB 101 on our financial statements, however, the potential impact is expected to be material to the financial statements. Effective from 1991, when our first license fee revenues were recognized, to September 30, 2000, Vical has recognized cumulative license fee revenue representing nonrefundable up-front and milestone payments of approximately $39 million which will have to be evaluated for deferral under SAB
101. The amount that will need to be deferred will depend principally on the estimated life over which we are allowed to recognize the revenue under SAB 101.

When the company implements SAB 101 in the fourth quarter of 2000, it will do so by restating the first quarter 2000 statements. The statement of operations will reflect a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, and license revenues will be recognized based on SAB 101 effective as of that date. The financial statements for the second and third quarters of 2000 will also be restated to apply SAB 101 effective January 1, 2000.

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

         WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have not sold any products and do not expect to sell any products for the next few years. For the period from our inception to September 30, 2000, we have incurred cumulative net losses totaling approximately $50.2 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

         THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN, WHICH MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS FOR THE COMMERCIALIZATION OF OUR PRODUCTS.

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

         For example, one patient who had undergone treatment with Allovectin-7-Registered Trademark- for advanced metastatic melanoma died more than two months later of progressive disease and numerous other factors, after receiving multiple other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as "probably related" to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7-Registered Trademark- was a significant factor in the patient's death.

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

         We are highly dependent on the principal scientific, manufacturing, marketing and management personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We face competition from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel.

         Effective June 30, 2000, Alain B. Schreiber, M.D., President and CEO, and member of the Board of Directors, left the company to pursue a career in the investment community. The Board of Directors has commenced a search for a replacement. During the transition, R. Gordon Douglas, M.D., Chairman of the Board of Vical, is assuming a more active role in managing the strategic direction of the company. Deirdre Y. Gillespie, M.D., formerly Executive Vice President and Chief Business Officer, was elected Chief Operating Officer and assumed additional operating responsibilities.

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

         Additionally, third party payors are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third party coverage will be available.

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


                                            Vical Incorporated


         Date:    November 13, 2000     By: /s/ MARTHA J. DEMSKI
                                            --------------------
                                            Martha J. Demski
                                            Vice President and Chief Financial
                                            Officer (on behalf of the registrant
                                            and as the registrant's Principal
                                            Financial and Accounting Officer)


           EXHIBIT
            NUMBER              DESCRIPTION OF DOCUMENT
            ------              -----------------------
1.       EXHIBIT 27             Financial Data Schedule

