Form 10-K405
period 2000-12-31
VICAL INC
filed 2001-03-30
CIK 819050

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549





                                    FORM 10-K



/ X / Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2000, or
                          ------------------

/   / Transition report pursuant to Section 13 or 15(d) of the Securities
----   Exchange Act of 1934.

For the transition period from                to             .
                                 ---------         ----------

Commission file number: 0-21088
                        -------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 15, 2001, was $220,922,653.

The number of shares of Common Stock outstanding as of March 15, 2001, was 20,015,344.

                       DOCUMENTS INCORPORATED BY REFERENCE

                        (To the Extent Indicated Herein)

Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant's 2000 Annual Meeting of Stockholders to be held on May 30, 2001, is incorporated by reference in Part III, Items 10, as to directors, 11, 12 and 13 of this Form 10-K.

                           FORWARD-LOOKING STATEMENTS

         The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition, and include other "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended. Our actual results may differ materially from those expressed in forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express our beliefs, plans, objectives, assumptions or future events or performance may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following:

         o  "will likely result,"
         o  "are expected to,"
         o  "will continue,"
         o  "is anticipated,"
         o  "estimate,"
         o  "intends,"
         o  "plans,"
         o  "projection," and
         o  "outlook."

         You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

         o  clinical trial results,
         o  obtaining and maintaining regulatory approval,
         o  market acceptance of and continuing demand for our products,
         o  the attainment of patent protection for any of these products,
         o the impact of competitive products, pricing and reimbursement policies,
         o our ability to obtain additional financing to support our operations,
         o  the continuation of our corporate collaborations, and
         o  changing market conditions and other risks detailed below.

         You should read and interpret any forward-looking statements together with the following documents:

         o  our Quarterly Reports on Form 10-Q,
         o the risk factors contained in this report under the caption "Risk Factors," and
         o  our other filings with the Securities and Exchange Commission.

         Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

         We were incorporated in 1987 and develop biopharmaceutical products based on our patented naked DNA gene transfer technologies for the prevention and treatment of life-threatening diseases. We currently focus our development on innovative cancer therapies designed to induce an immune response against cancer cells without causing serious side effects. We have retained all rights to our internally developed cancer product candidates. Our lead immunotherapy product candidate, Allovectin-7(R), is in Phase III and Phase II registration trials for patients with advanced metastatic malignant melanoma, an aggressive form of skin cancer, and in a Phase II clinical trial for patients with cancer of the head and neck. Our second immunotherapy product candidate, Leuvectin(TM), is in Phase II clinical trials for patients with advanced metastatic kidney cancer and for high-risk patients with locally confined prostate cancer.

         We enter into collaborations with major pharmaceutical companies to leverage our technologies primarily for non-cancer applications such as vaccines for infectious diseases and optimized delivery of therapeutic proteins. We believe DNA vaccines have the distinguishing characteristic of combining what promises to be a safe and cost-effective technique with preventive or therapeutic potential. They can be used where other methods fail, and may counteract the random changes that can cause a system to become tolerant of infectious agents. These features make DNA vaccines a promising approach for the prevention and therapy of diseases caused by elusive pathogens such as the human immunodeficiency virus, HIV. Merck & Co., Inc. is using our naked DNA platform technology in two Phase I clinical trials, preventive and therapeutic, as part of their HIV vaccine program. Malaria is another increasingly drug-resistant disease. Together with Aventis Pasteur and the U.S. Navy, we have begun a Phase II clinical trial to test the safety and effectiveness of a multi-gene DNA vaccine for malaria.

         Our technology for the optimized delivery of therapeutic proteins has been licensed by Aventis Pharma and Vascular Genetics Inc. for their respective Phase I and Phase I and II angiogenesis clinical trials. Any resulting therapeutics may help the body to grow new blood vessels where blood flow has been restricted, such as the heart following coronary artery disease and the limbs after peripheral vascular disease.

         We have established relationships through the license of our technology with a growing number of corporate partners and collaborators including:

o        Merck & Co., Inc.

o        Two divisions of Aventis S.A.

         o        Aventis Pasteur
         o        Aventis Pharma

o        Pfizer Inc

o        Merial

o        Centocor, a wholly-owned subsidiary of Johnson & Johnson

o        Boston Scientific Corporation

o        Human Genome Sciences, Inc. and its affiliate, Vascular Genetics Inc.

BACKGROUND

         Traditional pharmaceutical medicine pursued the discovery and development of chemical compounds as therapeutics. More recently, biological agents such as therapeutic proteins and monoclonal antibodies have been developed as treatments. These compounds typically act by enhancing or blocking biological activities, by obstructing or attacking infectious or malignant agents, or by restoring proper chemical balance within affected tissues. The effectiveness of chemical and biological agents is often limited by toxic side effects and the inability to maintain effective levels of the drug where it is needed.

         One possible answer to the weaknesses of previous approaches may be found in the novel therapeutics of gene therapy. "Gene therapy" refers to a collection of processes that add or alter genes, the basic units of heredity found inside living cells, in order to improve the body's natural ability to fight disease or to make a disorder more sensitive to other kinds of therapy.

         Genes themselves are sets of instructions, encoded by DNA, with each gene causing cells to produce, or express, one of the thousands of different proteins essential to cellular structure, growth, and function. The improper expression of even a single gene can severely alter a cell's normal function, frequently resulting in a disease. Gene therapy offers an approach to the treatment and prevention of disease by introducing genes into cells to direct the expression of specific proteins.

         Historically, gene therapy was accomplished by inserting the desired gene into a delivery vehicle, or vector. The most common vectors were viruses that had been genetically disabled so that they could not reproduce and infect other cells. Gene therapy approaches using viruses suffer several drawbacks that may limit their widespread usefulness, including adverse immune responses and inflammation that may inhibit the activity of the virus-based therapy and prevent repeated administration. In addition, viruses can induce permanent changes in the patient's genetic makeup, which may lead to cancer. Some gene therapy product candidates under development at competing companies use viral vectors, but many of the newer formulations are using non-viral or synthetic vectors such as lipids or polymers.

OUR NAKED DNA TECHNOLOGY

         The key discovery leading to our patented naked DNA direct gene delivery technology was that some muscle tissues can absorb genetic material directly, without the use of viral components, and subsequently express a desired protein for periods ranging from weeks to several months. Our naked DNA gene delivery approach involves the design and construction of plasmids, DNA segments whose ends are attached together to form a highly stable closed loop. These plasmids contain the gene encoding the protein of interest, as well as short segments of DNA that control the rate and location of protein expression. Plasmids can be manufactured through conventional fermentation and purification techniques.

         Since the initial discovery of the naked DNA technology, our researchers have improved the design of our plasmids to provide increases in efficiency of gene delivery and expression. In addition, we are developing other synthetic technologies to deliver DNA directly into some non-muscle tissues, including the use of lipid molecules and synthetic polymers that facilitate direct absorption of DNA into cells. We call ourselves "The Naked DNA Company(TM)" because all of our product candidates are based on these synthetic, non-viral gene delivery methods, and because we own exclusive, broad rights to the naked DNA gene delivery technologies through our series of core patents. Our naked DNA gene delivery approach may offer novel treatment alternatives for diseases that are currently poorly addressed. Benefits of our gene delivery technology may include:

o BROAD APPLICABILITY. Our naked DNA gene delivery technology may be useful in developing novel treatments for cancer, DNA vaccines to prevent or treat infectious diseases and methods to efficiently deliver human and animal therapeutic proteins.

o CONVENIENCE. Our naked DNA therapeutics are intended to be administered like conventional pharmaceuticals on an outpatient basis.

o SAFETY. Our product candidates contain no viral components that may cause unwanted immune responses, infections, or malignant and permanent changes in the cell's genetic makeup.

o EASE OF MANUFACTURING. Our product candidates are manufactured using conventional fermentation techniques and standard purification procedures.

o COST-EFFECTIVENESS. Our naked DNA gene delivery technology may prove to be more cost-effective than therapies which require genetic modification and controlled propagation of viral vectors. The DNA, once introduced into the body, is intended to stimulate the production of a therapeutic protein at lower doses and over a prolonged period of time, which may be more cost-effective than administering the protein itself. It may also diminish potential side effects, which itself may reduce per patient treatment costs.

         Potential applications of our naked DNA gene delivery technology include DNA therapeutics for cancer, in which the expressed protein is an immune system stimulant or cancer-killing agent; DNA vaccines for infectious diseases, in which the expressed protein is an antigen; and DNA therapeutic protein delivery, in which the expressed protein is a therapeutic agent.

BUSINESS STRATEGY

         There are three basic elements to our business strategy:

         INDEPENDENTLY DEVELOP CANCER THERAPEUTICS

         We currently focus our resources on the independent development of cancer therapeutics. We believe that the large and rapidly growing market for cancer products is poorly addressed by existing treatment alternatives. In addition, we believe that this market is well suited to a development-stage company with limited resources such as Vical because:

o Clinical testing usually can be conducted in a small number of patients and benefits can be detected and verified in reasonably short periods of time

o Testing occurs in patients with advanced, life-threatening diseases with limited treatment alternatives, which may expedite the regulatory approval process

o Product acceptance is supported by objective clinical data, potentially reducing marketing costs

o Treatment decisions are made at regional cancer centers by oncologists who can be served by a small, specialized sales force

         We intend to retain significant participation in the commercialization of our proprietary cancer products, although we may choose to enlist the support of a marketing partner to accelerate market penetration.

         EXPAND THE APPLICATIONS OF OUR TECHNOLOGY THROUGH STRATEGIC COLLABORATIONS

         Our naked DNA technology can potentially be applied to the treatment or prevention of a wide range of diseases in addition to cancer. In markets that would require large-scale development, high-capacity manufacturing, or mass marketing, we have chosen to establish partnerships with major pharmaceutical companies. These companies have the resources necessary to develop and commercialize products for these markets. The resulting collaborations typically provide us with upfront and milestone payments during product development, as well as the potential for ongoing royalties from product sales. Our collaborations to date have involved multiple applications for DNA vaccines and DNA therapeutic protein delivery.

         DEVELOP FUTURE PRODUCT OPPORTUNITIES

         We are actively pursuing the development of future products, refinement of our plasmids and lipids, the exploration of alternative gene delivery technologies, and the evaluation of potential enhancements to our core naked DNA technologies. We also seek and develop additional applications of our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or to additional licensing opportunities. In addition, we continually evaluate compatible technologies or products that may be of potential interest for in-licensing or acquisition. Our research and development costs for the year ended December 31, 2000, were approximately $18.5 million.

PRODUCT DEVELOPMENT

         We are focused on the development of pharmaceutical product candidates based on our patented gene delivery technology. A number of therapeutic and vaccine product candidates are currently under development for the prevention or treatment of cancer, infectious diseases and metabolic disorders. The table below summarizes both our independent and collaborative product development programs. In the clinic, our current focus is on the development of innovative cancer therapies designed to induce an immune response against cancer cells. Our lead candidates, Allovectin-7(R) and Leuvectin(TM), are both in late-stage clinical trials at multiple sites throughout the United States.

         Clinical trials, also called medical research and research studies, are used to determine whether new drugs or treatments are both safe and effective. Traditionally, clinical trials are done in three phases. Phase I trials mark the first time a new drug or treatment is administered to humans, and are normally conducted to determine the safety profile of a new drug. Phase II trials are conducted in order to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile. Phase III studies are often large scale, multi-center studies conducted to compare a new treatment with a currently approved therapy. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a Phase I/II trial.

INDEPENDENT AND COLLABORATIVE PRODUCT DEVELOPMENT PROGRAMS


---------------------- ------------------------------------------ ------------------------- --------------------------
PROJECT                TARGET INDICATION(S)                       DEVELOPMENT STATUS        DEVELOPMENT RIGHTS
---------------------- ------------------------------------------ ------------------------- --------------------------
CANCER
Allovectin-7(R)        Melanoma                                   Phase III                 Vical
                       Head and neck cancer                       Phase II                  Vical

Leuvectin(TM)          Kidney cancer                              Phase II                  Vical
                       Prostate cancer                            Phase II                  Vical

VAXID                  B-cell lymphoma                            Phase I/II                Vical

gp100                  Melanoma                                   Phase I/II                Vical

Therapeutic DNA        Various cancers                            Preclinical/Phase I       Centocor
  vaccines


INFECTIOUS DISEASES
Preventive DNA         Malaria                                    Phase II                  Aventis Pasteur
  vaccines
                       Human immunodeficiency virus (HIV),        Phase I                   Merck
                         influenza
                       Hepatitis B, Hepatitis C, human            Research/preclinical      Merck
                         papilloma virus, herpes simplex,
                         tuberculosis
                       CMV, H. PYLORI, RSV                        Research/preclinical      Aventis Pasteur

Therapeutic DNA        HIV                                        Phase I                   Merck
  vaccines
                       Hepatitis B, human papilloma virus         Research/preclinical      Merck


OTHER DISEASES
Therapeutic            Neurodegenerative diseases                 Research/preclinical      Aventis Pharma
  protein DNA
                       Cardiovascular diseases                    Phase I                   Aventis Pharma
                       Cardiovascular diseases                    Phase II                  Vascular Genetics

Catheter-based DNA     Cardiovascular diseases                    Research/preclinical      Boston Scientific
  therapy


VETERINARY
Preventive DNA         Various                                    Research                  Merial
  vaccines

Therapeutic            Various                                    Research                  Pfizer
  protein DNA
---------------------- ------------------------------------------ ------------------------- --------------------------

"Research" indicates laboratory research related to identification and synthesis of lead compounds. "Preclinical" indicates that a specific compound is undergoing toxicology testing and manufacturing scale-up, etc., in preparation for filing an Investigational New Drug (IND) application.

DNA THERAPEUTICS FOR CANCER

         Cancer is a disease of uncontrolled cell growth. When detected early and still confined to a single location, surgery or irradiation can often be curative. However, neither surgery nor irradiation is considered curative for cancer that has spread throughout the body. Chemotherapy can sometimes treat cancer that has spread throughout the body; however, a number of non-cancerous cells, such as bone marrow cells, are also highly susceptible to chemotherapy. As a result, chemotherapy often has fairly significant side effects. Finally, because each of these treatments only acts for a short period of time, it is common to see cancer return after apparently successful treatment.

         Using the patient's own immune system, known as immunotherapy, to treat cancer has many advantages over surgery, irradiation, and chemotherapy. It is generally believed that the immune system can recognize cancer cells and destroy them. Yet many cancers appear to have developed the ability to "hide" from the immune system. A treatment that can augment the immune response against tumor cells by making the cancer more "visible" to the immune system would likely represent a significant improvement in cancer therapy. Immune-enhancing proteins such as interleukin-2, IL-2, and interferon-alpha, IFN-a, have shown encouraging results. Still, these agents often require large and frequent doses that regularly result in severe side effects.

         Our plasmid-based DNA vaccine approach consists of injecting immune stimulating genes complexed with a cationic lipid delivery vehicle, DMRIE/DOPE, directly into malignant tumors. Following injection, the lipid delivery vehicle facilitates uptake of the gene product into tumor cells, where it directs the production of protein. This local expression of immune-stimulating proteins often results in the same local effect from the protein with fewer systemic toxicities.

         In addition, non-viral DNA-based vaccines appear to offer an added margin of safety compared to viral-based therapies, as no viral particles are contained in the formulation. The ease of manufacture, routine treatment administration, performed in the clinic with minimal discomfort, and the excellent toxicity profile suggest that plasmid-based DNA vaccines may offer advantages over current modalities of therapy.

         Preclinical studies in animals have demonstrated the safety and efficacy of this approach. Subsequently, in early human studies, a low incidence of treatment related adverse events has been observed. Our two lead plasmid-based DNA vaccines being developing are reviewed below.

ALLOVECTIN-7(R)

         Allovectin-7(R) is a DNA/lipid complex containing the human gene encoding HLA-B7, which is found infrequently in the human population. Allovectin-7(R) is designed to be injected directly into a tumor, where malignant cells absorb it and express the HLA-B7 antigen. This DNA/lipid complex induces a powerful immune response. Furthermore, the treatment may trigger an immune response against additional tumor cells, both locally and systemically, by enabling the immune system to recognize other features of the tumor cells. Allovectin-7(R) is currently in advanced clinical testing for patients with metastatic melanoma and for patients with tumors of the head and neck.

         METASTATIC MELANOMA

         The American Cancer Society, ACS, estimates the diagnosis of approximately 51,400 new cases of melanoma in the U.S. and 7,800 deaths from this disease in 2001. Currently, there are no consistently effective therapies for the advanced disease. Treatment for these patients normally includes a combination of chemotherapy, radiotherapy, and surgery. In patients whose disease continues to progress after they have received all available treatments, the average survival is seven to nine months.

         Due to the lack of effective treatment options and toxicities of most chemotherapeutic and radiation regimes, immunotherapies such as Allovectin-7(R) represent an attractive approach for patients with advanced melanoma. In multi-center Phase I/II and Phase II trials, Allovectin-7(R) was well tolerated and several patients developed durable reductions in overall tumor burden or maintained stable disease. Combined results from three trials were updated in December 2000 at the Eighth International Gene Therapy of Cancer Conference.

         Of 90 evaluable end stage melanoma patients treated with intratumoral injections of Allovectin-7(R), 22, or 24%, demonstrated clinical benefit. We believe these results compare favorably to available clinical data on other FDA-approved biological agents such as IFN-a and IL-2. A correlation between tumor response and site of disease was documented. Tumor regression was noted more often in patients with soft-tissue metastatic disease, disease involving skin and lymph nodes, than in patients with visceral disease, affecting multiple internal organs. In the soft-tissue subgroup, ten out of 33 patients, or 31%, demonstrated a clinical benefit. In contrast, only six out of 37 patients with visceral disease, or 16%, demonstrated a clinical benefit. This is consistent with other cancer vaccine studies, where tumor burden is a major determinant of tumor rejection and anti-tumor responses. Interestingly, we saw a higher local response rate, or reduction of the injected lesion, than systemic response, or reduction of overall disease. Survival was longer in patients demonstrating either local, with a median 8.8 months, or systemic response, with a median 26.4 months, than non-responding patients, with a median of 7.6 months.

         These trials also confirmed the excellent safety profile of Allovectin-7(R). Side effects from Allovectin-7(R) were primarily mild. The most common complaint was temporary pain at the injection site. The side-effect profile for Allovectin-7(R) appears to improve over other FDA-approved biological agents. Treatment with IFN-a or IL-2 frequently causes serious side effects requiring hospitalization and occasionally causes life-threatening or fatal complications.

         Based on the promising data from earlier trials, and following discussions with the FDA, we began registration trials, a Phase II study and a Phase III study, for Allovectin-7(R) in May 1998. We announced in May 2000 that we would continue to recruit patients as planned in our two ongoing registration trials with Allovectin-7(R) in patients with metastatic melanoma, based on the recommendations of an independent Drug Safety Review Board. Our Phase II trial looked to optimize patient selection in an effort to enroll patients with the greatest chance of benefit from Allovectin-7(R). Enrollment was completed in late 2000. We expect to present initial results in 2001. The Phase III trial is ongoing in multiple centers across the United States. In our Phase III trial, we are recruiting patients that have metastatic melanoma and who have not received prior chemotherapy. Half the patients are receiving dacarbazine, the only chemotherapeutic agent currently approved by the FDA for metastatic melanoma. The other half are receiving dacarbazine plus Allovectin-7(R). The objective of this trial is to determine if Allovectin-7(R) treatment can increase the response rate, time to disease progression, and overall survival. Positive results from either or both of these trials could allow us to apply to the FDA for approval to market Allovectin-7(R).

         In addition to optimizing patient selection and combining Allovectin-7(R) with other modalities of therapy, we initiated a Phase II trial in February 2001 evaluating different doses and treatment regimens. Given that injected tumors respond more frequently than non-injected lesions, one strategy to increase the response rate to Allovectin-7(R) may be to inject multiple tumors rather than single tumors as in prior studies. In addition, higher doses of Allovectin-7(R) may allow for the uptake of Allovectin-7(R) into a greater number of tumor cells and therefore generate a stronger immune response.

         HEAD AND NECK CANCER

         Head and neck cancer includes several types of localized tumors affecting the oral cavity, the larynx or pharynx. The ACS estimates approximately 40,100 new diagnoses and 11,800 deaths from these cancers in 2001 in the U.S. When found early, head and neck cancers are often treated with surgery or irradiation therapy. Results of standard treatment depend on factors such as the number of tumors, their size, and their specific location.

         Results from three sequential Phase I and Phase II clinical trials testing Allovectin-7(R) in patients with advanced squamous cell carcinoma of the head and neck were presented in August 2000 at the Fifth International Conference on Head and Neck Cancer. Data were compiled from a single-center, Phase I study and two multi-center, Phase II studies for patients with unresectable head and neck cancer who had failed to respond to conventional therapies. Of 60 HLA-B7 negative patients from the three trials, 6 patients achieved clinical responses, with a 50 percent or greater reduction in tumor burden, and 14 achieved stable disease, with less than 50 percent reduction or less than 25 percent increase in tumor burden, upon completing the first treatment cycle. The 20 responding or stable patients went on to a second treatment cycle. Upon completing the second treatment cycle, five patients had a partial response, and six patients had stable disease. The duration of response for the five responding patients ranged from 20 to 79 weeks. The duration of response for the six stable patients ranged from 18 weeks and remaining stable to 34 weeks. Allovectin-7(R) was generally well-tolerated, with no serious drug-related side effects.

We concluded that treatment with Allovectin-7(R) appears to be safe and that further studies are warranted in patients with less-advanced head and neck cancer.

         Based on these conclusions, we initiated a multi-center Phase II trial in February 2001 with Allovectin-7(R) in up to 25 patients scheduled for surgical treatment of early-stage cancer of the oral cavity and oropharynx. The primary goal in the trial is reduction of the tumor prior to surgery. Additional objectives include assessment of the immune response to Allovectin-7(R), evaluation of the treatment's toxicity, and analysis of the time to disease progression.

         LEUVECTIN(TM)

         Leuvectin(TM) is a DNA/lipid complex containing the gene encoding IL-2, a cytokine that plays a role in stimulating immune response. Systemic IL-2 protein therapy is currently the only immunotherapeutic agent approved by the FDA for treatment of metastatic renal cell carcinoma, but its administration is associated with serious toxicity in the majority of patients. We expect that Leuvectin(TM), when injected into tumors, will cause the malignant cells to produce IL-2. Local expression of IL-2 may then stimulate the patient's immune system to attack and destroy the tumor cells. Because Leuvectin(TM) delivers IL-2 locally rather than throughout the body, it may provide efficacy comparable to the protein treatment with fewer side effects. Leuvectin(TM) is being tested in Phase II clinical trials for patients with kidney cancer and prostate cancer.

         KIDNEY CANCER

         The ACS estimates that there will be about 30,800 new cases of kidney cancer and about 12,100 deaths from this disease in the U.S. in 2001. Renal cell carcinoma accounts for almost 85% of kidney tumors and approximately three percent of all adult cancers. Our early results from Phase I/II and Phase II studies in renal cell carcinoma indicated that Leuvectin(TM) was well tolerated and effective in delivering the IL-2 protein, with a favorable risk-benefit ratio in these patients. Based on these results, a multi-center Phase II study was initiated in May 1998. We have since completed our enrollment with 61 volunteers. An analysis of the first 37 patients showed that Leuvectin(TM) caused objective clinical responses in the patients with good prestudy performance status and limited disease distribution. The treatment was generally well tolerated, with most complaints consisting of mild to moderate flu-like symptoms and pain at the injection site. Initial results from this study were reported in May 1999 at the Annual Meeting of the Society of Clinical Oncology with follow-on data presented at the same conference in May 2000. At that time, we announced the start of a new Phase II multi-center trial that will take advantage of Leuvectin(TM)'s strong safety and patient tolerance records to increase the injection dose from 1mg to 4mg. This study is ongoing.

         PROSTATE CANCER

         According to the ACS, prostate cancer is the second leading cause of cancer fatalities among men in the U.S., with an estimated 198,100 new diagnoses of prostate cancer in the U.S., and 31,500 deaths from the disease in 2001.

         Preclinical studies demonstrate that Leuvectin(TM) can stimulate an anti-tumor immune response against prostate cancer cells in the laboratory. In May 1997, we initiated a Phase I study at UCLA to evaluate the safety and efficacy of intraprostatic Leuvectin(TM) in two groups of patients: pre-prostatectomy and rising PSA following local irradiation therapy . Results of the trial were presented in May 1999 at the Annual Meeting of the American Urological Association. The data indicated that the treatment was safe and well tolerated, and that it could stimulate an immune response against the disease. The most common side effects included mild to moderate rectal spotting, perineal discomfort, and muscle aches. In eight of twelve patients scheduled for surgery, pre-surgical serum PSA, a marker for disease progression, levels decreased significantly after Leuvectin(TM) treatment. Three patients were diagnosed with metastatic disease at the time of the surgery and were therefore excluded from the trial. All nine patients who remained in the trial after surgery maintained negligible PSA levels after 11 to 18 months and continuing at the time of the meeting. In seven of nine patients with progressive disease following radiation therapy, serum PSA levels decreased significantly after treatment with Leuvectin(TM). In four of five patients receiving a second treatment course of Leuvectin(TM), the rate of increase in PSA levels was reduced considerably. On the basis of these data, we initiated two multi-center Phase II clinical trials in June 1999. These studies are ongoing.

         VAXID

         In collaboration with Stanford University Medical Center, we are developing a plasmid-based DNA vaccine, VAXID, against low-grade, non-Hodgkin's, B-cell lymphoma, or NHL. NHL is a disease in which cells in the lymph nodes or other lymphatic tissue grow abnormally. Although low-grade NHL often exhibits a slow growth rate with an initial response to standard treatment, the disease often recurs and may subsequently develop into a widespread, aggressive lymphoma. The ACS estimates that 56,200 new diagnoses and 26,300 deaths from NHL are expected in 2001.

         VAXID contains a patient-specific gene encoding a characteristic molecule of cancerous B-cells. Preclinical studies in mice have demonstrated that the injection of a plasmid-based DNA vaccine encoding a gene specific to the B-cell lymphoma resulted in strong and specific immune responses and significant protection against subsequent tumor challenge. We believe that immunization of post-chemotherapy patients with VAXID could result in the elimination of residual disease and the prevention of relapse. An initial Phase I/II study of VAXID is ongoing.

         GP100 VACCINE

         In collaboration with the National Cancer Institute, NCI, we are supporting the development of a plasmid-based DNA vaccine, which may cause cells to produce a modified melanoma-related protein known as gp100. This protein is expected to trigger an immune response against melanoma tumor cells. In earlier studies, the NCI tested a vaccine using portions of the modified gp100 protein in combination with systemic IL-2 protein therapy. A 42% response rate was reported in end-stage melanoma patients. The NCI initiated a new study in 1998 testing a gp100 plasmid-based DNA vaccine provided by us in combination with IL-2 protein. We believe a plasmid-based DNA vaccine may be more generally applicable and may provide advantages in manufacturing, administration, and safety.

         DNA VACCINES FOR INFECTIOUS DISEASES

         According to the World Health Organization, infectious and parasitic diseases cause approximately one-third of all deaths worldwide, making them the leading cause of death. Most deaths from infectious diseases are caused by acute lower respiratory infections, tuberculosis, neonatal diarrhea, AIDS and malaria. Vaccines are generally recognized as the most cost-effective approach for infectious disease health care. However, the technical limitations of conventional vaccine approaches have constrained the development of effective vaccines for many diseases.

         We believe our potential vaccine products should be simpler to manufacture than vaccines made using cumbersome and labor-intensive techniques involving difficult tissue culture procedures and live viruses. Further, our revolutionary naked DNA vaccine technology may overcome two deficiencies of traditional preventive vaccine approaches: the inability to counteract the random changes in the strains of various infectious agents, and the need for safe formulations, or adjuvants, to boost an antibody response or to cause sufficient killer T-cell responses.

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

         Through our collaborations with major pharmaceutical companies, we have seen our naked DNA vaccine technology advance in recent years into human testing with developmental vaccines. Clinical programs in 2000 based on our licensed technology included a Phase I trial of a DNA vaccine to prevent infection with HIV, a Phase I trial of a DNA vaccine to treat patients already infected with HIV, and a Phase II trial of a DNA vaccine to prevent infection with malaria.

         Because of the large-scale development programs, manufacturing capacity, and distribution channels required to successfully market a vaccine, we believe collaborations with major pharmaceutical companies are the most effective way to apply our patented technology in the emerging DNA vaccine field. We have long-standing, active partnerships with two of the three largest vaccine manufacturers in the world, Merck and Aventis Pasteur. These relationships are summarized below. Further details can be found in "--Collaboration and Licensing Agreements--Corporate Partners."

         MERCK

         We have licensed our naked DNA vaccination technology to Merck for a total of seven preventive vaccine targets:

o    hepatitis B virus, HBV
o    hepatitis C virus, HCV
o    human immunodeficiency virus, HIV
o    human papilloma virus, HPV
o    herpes simplex virus, HSV
o    influenza virus
o    tuberculosis, TB

         In addition, Merck also has a license covering three therapeutic vaccine targets: HBV, HIV and HPV.

         Merck's investigational HIV vaccine program includes development of vaccines based on our naked DNA vaccine technology to prevent and treat HIV infections. Merck is testing naked DNA vaccines for HIV in two human trials, one for uninfected volunteers and one for volunteers already infected with HIV and receiving highly active anti-retroviral therapy. The human testing began in December 1999. Merck also holds licenses to develop preventive and therapeutic vaccines for several other infectious disease vaccine targets. At its annual business briefing in December 2000, Merck highlighted its investigational HIV vaccine program as a key research initiative.

         AVENTIS PASTEUR

         We also have a license and option agreement with Aventis Pasteur, for a total of four preventive vaccine targets:

o    cytomegalovirus, CMV
o    HELICOBACTER PYLORI
o    malaria
o    respiratory syncytial virus, RSV

         We currently are in discussions with Aventis Pasteur concerning a possible renegotiation of the terms of this agreement. We are collaborating with Aventis Pasteur and the U.S. Naval Medical Research Center, NMRC, to develop a DNA vaccine against malaria. There is no effective vaccine against malaria. This is a severe infectious disease characterized by fever, headache, and joint pain, which if untreated can lead to death. Infection normally occurs when the parasite enters a victim's bloodstream during a mosquito bite. Each year, 300 to 500 million people worldwide are treated for malaria and more than one million die from the disease, according to the World Health Organization.

         In July 1997, in collaboration with Aventis Pasteur, we began a Phase I trial of a single-gene experimental vaccine against the parasite that causes malaria. NMRC conducted the clinical trial with approximately twenty volunteers. Trial results, reported in the October 16, 1998, issue of SCIENCE, indicated that subjects immunized with a potential malaria DNA vaccine developed dose-related killer T-cell immune responses.

         In August 2000, the malaria vaccine program advanced to Phase II clinical testing of the safety, immunogenicity, and protective efficacy of a multi-gene DNA vaccine intended to prevent infection by the malaria parasite. The vaccine, designated MuStDO 5, incorporates five genes that are designed to cause production of immunogens to trigger an immune response against the malaria parasite in the blood-borne sporozoite and liver-based merozoite stages of its life cycle. In this first Phase II controlled challenge trial, the MuStDO 5 DNA vaccine includes dose escalation of a naked DNA agent encoding granulocyte macrophage colony stimulating factor, GM-CSF, an immune system stimulant.

         Research and testing are being supported by the Department of Defense Military Infectious Diseases Research Program and the Office of Naval Research's Advanced Technology Development Program.

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

         On February 24, 2000, the Company and Human Genome Sciences, Inc., HGS, signed a reciprocal royalty-bearing license. Under the agreement, we have the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license our naked DNA gene delivery technology for use in up to three gene-based products. We also granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, for naked DNA delivery of Vascular Endothelial Growth Factor-2, VEGF-2. VGI, a privately held company in which HGS is a major shareholder, has conducted Phase I and Phase II clinical trials using naked DNA delivery of the VEGF-2 gene to promote angiogenesis in patients with coronary artery disease or peripheral vascular disease. The FDA placed the VGI trials on a clinical hold in 2000 as a result of procedural irregularities in the conduct of the trials. The FDA has requested information for which VGI is developing scientific testing techniques.

         We licensed our naked DNA gene delivery technology to Aventis Pharma in 1997 for the delivery of neurologically active proteins that may be applicable in treating neurodegenerative diseases such as Alzheimer's, Parkinson's and Lou Gehrig's diseases. In 1999, Aventis Pharma began testing the naked DNA delivery of a gene encoding an angiogenic growth factor in patients with peripheral vascular disease, a severe loss of blood flow caused by blockage of arteries feeding the foot and lower leg. Aventis Pharma licensed the rights to our gene transfer technology in July 2000. The agreement resulted in an initial payment to us of $1.5 million and could generate milestone payments plus royalties if products advance through commercialization.

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

         DNA VACCINES FOR VETERINARY INFECTIOUS DISEASES

         We entered into a corporate alliance in March 1995 relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has exercised and unexercised options to acquire exclusive licenses to our gene delivery technologies to develop and commercialize DNA-based vaccines to prevent infectious diseases in domesticated animals.

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

         We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We have filed or participated as licensee in the filing of more than 40 patent applications in the United States and have made over 360 additional counterpart foreign filings in foreign countries relating to our technology. Our patent applications seek to cover naked DNA gene delivery for immunization and delivery therapeutic proteins to patients, specific gene sequences and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and the composition of matter of several families of lipid molecules and their uses in gene delivery. Many of these patents have been issued by the U.S. Patent and Trademark Office. Several other applications are still pending in the United States, and corresponding foreign applications have been filed.

         We and our exclusive licensors have received numerous U.S. and foreign patents covering various aspects of our proprietary technology. Most of these patents are recently issued and have considerable patent life remaining. These patents are described as follows:

o CORE DNA DELIVERY TECHNOLOGY. We have received issued U.S. patents covering our core DNA therapeutics technology, including patents on methods of administering gene sequences for the purposes of expressing therapeutic proteins or for inducing immune responses. Other issued patents specifically cover the administration of genes into blood vessels and the heart. Patent coverage of our core DNA delivery technology has also been obtained in Europe.

o CORE LIPID TECHNOLOGY. We have received issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of DNA therapeutics to some tissues. These patented compounds include the lipids contained in our lead product candidates, Allovectin-7(R) and Leuvectin(TM). Patent protection of these key lipids also has been obtained in Europe and Japan.

o SPECIFIC DNA THERAPEUTICS. We have supplemented the broad patent coverage described above with patents covering specific product applications of our technology. To date, we have received patents issued in the U.S. covering the DNA components of Allovectin-7(R) and Leuvectin(TM).

o DNA PROCESS TECHNOLOGY. As a result of our pioneering efforts to develop the use of pure DNA as a therapeutic agent, we have also led the development of manufacturing processes for producing pharmaceutical-grade DNA. We have received issued U.S. patents covering various steps involved in the process of economically producing pure plasmid DNA for pharmaceutical use.

         At the beginning of 2000, prosecution of two of our allowed U.S. patent applications and one U.S. patent application that we licensed were under suspension by the U.S. Patent & Trademark Office, PTO, pending resolution of possible interference proceedings with one or more parties unknown to us. For two of these three applications, the suspensions were lifted during 2000, and we received Notices of Allowance from the PTO. The third application, which is closely related to one of the previously suspended but now allowed applications, remains under suspension while the PTO seeks to locate the file. We believe this suspension will be lifted in due course and that the application will proceed to issuance. According to European patent procedures, issued patents may be opposed by parties interested in challenging the scope or validity of the issued claims. A European patent covering our core DNA delivery technology is currently being opposed by several companies under these procedures. We intend to vigorously defend our patent position in these opposition proceedings. An unfavorable result in these opposition proceedings could cause us to lose part or all of our proprietary protection on our potential products in Europe. We believe that no others hold patents or other intellectual property that would preclude us from commercializing our proprietary technology.

         Some components of our gene-based product candidates are, or may become, patented by others. As a result, we may be required to obtain licenses to conduct research, to manufacture, or to market such products. Licenses may not be available on commercially reasonable terms, or at all.

         See "--Risk Factors--Our Patents and Proprietary Rights May Not Provide Us With Any Benefit and the Patents of Others May Prevent Us From
Commercializing Our Products" and "The Legal Proceedings to Obtain Patents and Litigation of Third-Party Claims of Intellectual Property Infringement Could Require Us to Spend Money and Could Impair Our Operations."

COMMERCIALIZATION AND MANUFACTURING

         Because of the broad potential applications of our technology, we intend to develop and commercialize products both on our own and through corporate partners. We intend to develop and market products to well-defined specialty markets, such as oncology, infectious diseases, and other life-threatening diseases. Where appropriate, we intend to rely on strategic marketing and distribution partners for manufacturing and marketing products.

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

COLLABORATION AND LICENSING AGREEMENTS

         We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees, and others. In addition to the agreements summarized below, we conduct ongoing negotiations with potential corporate partners.

         CORPORATE PARTNERS

         MERCK & CO., INC. In May 1991, we entered into a research collaboration and license agreement with Merck to develop vaccines utilizing our intramuscular delivery technology to prevent infection and disease in humans. In connection with the 1991 agreement, we granted Merck a worldwide exclusive license to preventive vaccines using our technology against seven human infectious diseases including influenza, HIV, herpes simplex, HBV, HCV, HPV, and tuberculosis. Merck has the right to terminate this agreement without cause on 90 days written notice.

         In addition, Merck has rights to therapeutic uses of preventive vaccines developed under the 1991 agreement. In December 1995 and November 1997, Merck acquired additional rights to develop and market therapeutic vaccines against HPV, HIV, and HBV. Under the November 1997 amendment, Merck made an investment of $5.0 million for approximately 262,000 shares of our common stock.

         In September 1997, we entered into an option and license agreement granting Merck the rights to use our technology to deliver certain growth factors. The agreement resulted in a payment to us of $2.0 million. Merck terminated this agreement effective June 2000.

         In connection with these agreements, Merck has paid us $22.1 million through December 31, 2000. In November 1999, we received a $2.0 million payment from Merck, which extends Merck's exclusive license to develop and market therapeutic vaccines against HIV and HBV. In December 1999, Merck initiated a clinical trial with a naked DNA vaccine to prevent AIDS. In January 2000, Merck paid us a $1.0 million milestone payment for the start of this trial. In May 2000, Merck commenced the therapeutic vaccine trial. Merck is obligated to pay additional fees if research milestones are achieved and royalties on net sales if any products are developed and marketed. For some indications we may have an opportunity to co-promote product sales.

         AVENTIS PASTEUR. In September 1994, we entered into a research, option, and license agreement with the vaccine manufacturer Aventis Pasteur, a division of Aventis S.A., granting them options to acquire licenses for the use of our proprietary DNA delivery, and technologies for developing vaccines against CMV, RSV, Lyme disease, HELICOBACTER PYLORI, and malaria. In April 1996, varicella zoster was added. Aventis Pasteur has exercised its option to acquire several of these licenses. The options for Lyme and varicella zoster were not exercised and subsequently have been returned to Vical. Aventis Pasteur is obligated to make milestone and royalty payments to us if any products are developed and marketed. In July 1997, Aventis Pasteur paid us $1.0 million as a milestone payment upon initiation of a Phase I trial of an experimental vaccine against the parasite that causes malaria. We currently are in discussions with Aventis Pasteur concerning a possible renegotiation of the terms of this agreement. Through December 31, 2000, we had received $7.8 million under this agreement.

         PFIZER INC. In January 1999, we entered into a collaborative research and option agreement with Pfizer to develop and market DNA-based delivery of therapeutic proteins for animal health applications. Pfizer has an option to obtain an exclusive royalty-bearing license to our technology for these applications. The option expires in January 2002. Under the agreement, Pfizer made an investment of $6.0 million for approximately 318,000 shares of our common stock. Pfizer also paid us a $1.0 million up-front license fee, and is obligated to pay us $1.5 million for research and development over the first three years of the agreement. Through December 31, 2000, Pfizer had paid us $1.0 million of this $1.5 million obligation.

         MERIAL. We entered into a corporate alliance in March 1995 relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has options to take exclusive licenses to our DNA delivery technologies to develop and commercialize DNA-based vaccines to prevent infectious diseases in domesticated animals. In December 1999, Merial paid us $1.6 million for the initial exercise of options and extension of options under the agreement. In March 2000, Merial made the final payment to extend their option to March 31, 2001. Through December 31, 2000, we had received $5.0 million under this agreement. If Merial exercises additional license options and markets these vaccines, cash payments and royalties on sales would be due to us. Merial has the right to terminate this agreement without cause on 30 days written notice.

         HUMAN GENOME SCIENCES, INC. AND VASCULAR GENETICS INC. On February 24, 2000, we signed a reciprocal royalty-bearing license with Human Genome Sciences, Inc., HGS. Under the agreement, we have the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license our naked DNA gene delivery technology for use in up to three gene-based products. In addition, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, a company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for revascularization. In exchange, we received a minority equity interest in VGI.

         AVENTIS PHARMA. In October 1997, we entered into an agreement granting Aventis Pharma, a division of Aventis S.A., an exclusive worldwide license to use our naked DNA delivery technology to deliver certain neurologically active proteins for potential treatment of neurodegenerative diseases. Under the terms of the agreement, we received $1.0 million in 1997. This agreement provides for us to receive additional payments based upon achievement of milestones and royalty payments on product sales. In 1999, Aventis Pharma began testing the naked DNA delivery of a gene encoding an angiogenic growth factor in patients with peripheral vascular disease, a severe loss of blood flow caused by blockage of arteries feeding the foot and lower leg. They licensed the rights to our gene transfer technology in July 2000. The agreement resulted in an initial payment to us of $1.5 million and could generate milestone payments plus royalties if products advance through commercialization.

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

         BOSTON SCIENTIFIC CORPORATION. In April 1997, we entered into a sublicense agreement with Cardiogene Therapeutics, Inc., formerly known as Genocor, Inc., for the development of catheter-based intravascular gene delivery technology under our license agreement with the University of Michigan, described below. Boston Scientific Corporation has subsequently acquired Cardiogene Therapeutics' rights under this agreement. We received $1.1 million in October 1998 under this agreement. The agreement provides for us to receive royalty payments on any related product sales.

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

         RESEARCH INSTITUTIONS

         OFFICE OF NAVAL RESEARCH. In September 1998, we entered into an agreement with the Office of Naval Research, ONR, for development work on a potential multi-gene DNA vaccine to prevent malaria. In June 2000, we and the ONR amended our agreement to provide us with up to $5.5 million in funding through December 31, 2000. In November 2000, the agreement was further amended to extend the agreement to June 30, 2001. Through December 31, 2000, we had recognized revenue of $3.4 million of the total contract amount. We intend to pursue additional agreements with ONR to continue funding for this development program, however, we may not be able to enter into any further agreements.

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

COMPETITION

         The field of gene-based drug development is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. Rapid technological development could result in our potential products or technologies becoming obsolete before we recover a significant portion of our related research, development, and capital expenditures. We may experience competition both from other companies in the field and from companies which have other forms of treatment for the diseases we are targeting.

         We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include Avigen, Targeted Genetics Corp., Transgene SA, and Valentis Inc. We may also experience competition from companies that have acquired or may acquire technology from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions which may materially and adversely affect us.

         In addition, a number of companies are developing products to address the same disease indications that we are targeting. For example, AVAX Technologies, Inc. and Genta Incorporated are conducting advanced clinical trials for the treatment of melanoma. As another example, Aventis, Onyx Pharmaceuticals, Inc., and ImClone Systems Incorporated are conducting clinical trials of their products to treat head and neck cancer. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

         Some competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing, and human resources than we do. Other companies may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technology or products obsolete or noncompetitive, or result in treatments or cures superior to ours.

         Regulatory agencies such as FDA and other government agencies may expand current requirements for public disclosure of development information for gene-based product development data technology which may harm our competitive position with foreign companies and U.S. companies developing non-gene-based products for similar indications.

         Our competitive position will be affected by the disease indications addressed by our potential products and those of our competitors, the timing of market introduction for these potential products and the stage of development of other technologies to address these disease indications. For us and our competitors, proprietary positions, the ability to complete clinical trials on a timely basis and with the desired results, and the ability to obtain timely regulatory approvals to market these potential products are likely to be significant competitive factors. Other important competitive factors will include the efficacy, safety, reliability, availability, and price of potential products and the ability to fund operations during the period between technological conception and commercial sales.

GOVERNMENT REGULATION

         Any products we develop will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. New human DNA therapeutics are expected to be subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time due to the novelty of the DNA-based products and therapies currently under development. We believe that our potential products will be regulated either as biological products or as drugs. Drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act; biological products, in addition to being subject to provisions of that Act, are regulated under the Public Health Service Act. Both statutes and related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics or drugs.

         FDA approval is required prior to marketing a pharmaceutical product in the United States. To obtain this approval the FDA requires clinical trials to demonstrate the safety, efficacy, and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from laboratory, research, testing through animal, preclinical, testing, and finally through several phases of clinical, human, testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its counterparts in the other countries. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

         Clinical trials are normally done in three phases. In Phase I, trials are typically conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism, and early evidence on effectiveness. In Phase II, trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages, and expanded evidence of safety. In Phase III, large scale, multi-center, comparative trials are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety, efficacy, and potency required by the FDA and other regulatory authorities. For life-threatening diseases, initial human testing generally is done in patients rather than healthy volunteers. These studies may provide results traditionally obtained in Phase II trials and are referred to as "Phase I/II" trials.

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

         A company must sponsor and file an IND for each proposed product and must conduct clinical studies to demonstrate the safety, efficacy, and potency that are necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. Human DNA therapeutics are a new category of therapeutics and the clinical trial period may be lengthy or the number of patients may be numerous in order to establish safety, efficacy, and potency.

         After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic, a Biologic License Application, BLA, is required. If the product is classified as a new drug, a New Drug Application, NDA, is required. The NDA or BLA must include results of product development activities, preclinical studies, and clinical trials in addition to detailed manufacturing information.

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

         In addition to the FDA requirements, the NIH has established guidelines for research involving human genetic materials, including recombinant DNA molecules. These guidelines apply to all recombinant DNA research that is conducted at facilities supported by the NIH, including proposals to conduct clinical research involving DNA therapeutics. The NIH review of clinical trial proposals and safety information is a public process and often involves review and approval by the Recombinant DNA Advisory Committee of the NIH.

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

         We also are subject to various federal, state and local laws, regulations, and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals, and the use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research. The extent of government regulation which might result from any future legislation or administrative action cannot be accurately predicted.

HUMAN RESOURCES

         As of March 1, 2001, we had 134 full-time employees, 20 of whom hold degrees at the doctorate level. Of these employees, 100 are engaged in, or directly support, research and development activities, and 34 are in administrative and business development positions. A significant number of our management and professional employees have prior experience with pharmaceutical and biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

FACILITIES

         We lease approximately 50,000 square feet of manufacturing, research laboratory and office space in an established commercial neighborhood in northern San Diego, California, at three sites and with three leases. The leases terminate in 2004. We have the option to renew two of these three leases for an additional five-year period and can renew the third for two additional five-year periods.

         Within our existing facilities, we have manufactured sufficient quantities of pharmaceutical-grade product to supply our previous and ongoing clinical trials, including the current registration trials. In addition, we have manufactured preclinical and clinical supplies of DNA for our corporate partners, for government agencies, and for numerous academic researchers. We believe that the build-out of unfinished space in our facilities will be sufficient to accommodate manufacturing of initial production quantities of our most advanced product candidates.

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

WE HAVE A HISTORY OF NET LOSSES. WE EXPECT TO CONTINUE TO INCUR NET LOSSES AND WE MAY NOT ACHIEVE OR MAINTAIN PROFITABILITY.

         We have not sold any products and do not expect to sell any products for the next few years. For the period from our inception to December 31, 2000, we have incurred cumulative net losses totaling approximately $53.2 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE. IF ADDITIONAL CAPITAL IS NOT AVAILABLE, WE MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         We may need to raise more money to continue the research and development necessary to bring our products to market and to establish manufacturing and marketing capabilities. We may seek additional funds through public and private stock offerings, arrangements with corporate partners, borrowings under lease lines of credit or other sources. In the event that we need more money, but are unable to raise more money we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

o    the progress of our research and development programs
o    the scope and results of our preclinical studies and clinical trials
o    the time and costs involved in:
         o    obtaining necessary regulatory approvals
         o    filing, prosecuting and enforcing patent claims
         o    scaling up our manufacturing capabilities
o    the commercial arrangements we may establish

THE REGULATORY APPROVAL PROCESS IS EXPENSIVE, TIME CONSUMING AND UNCERTAIN WHICH MAY PREVENT US FROM OBTAINING REQUIRED APPROVALS FOR THE COMMERCIALIZATION OF OUR PRODUCTS.

         Testing of the potential drugs our collaborators and we develop is regulated by numerous governmental authorities in the United States and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example:

o the U.S. Food and Drug Administration, the FDA, has not established guidelines concerning the scope of clinical trials required for DNA therapeutics

o the FDA has not indicated how many patients it will require to be enrolled in clinical trials to establish the safety and efficacy of DNA therapeutics

o current regulations are subject to substantial review by various governmental agencies

         Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our ability to develop and commercialize our products. Delays could:

o    impose costly procedures on our activities

o    diminish any competitive advantages that we attain

o    negatively affect our ability to receive royalties

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

         The death in 1999 of a patient undergoing a viral-based gene therapy at the University of Pennsylvania in an investigator-sponsored trial was widely publicized. This death and other adverse events in the field of gene therapy could result in greater governmental regulation of gene therapies, including our non-viral naked DNA technology, and potential regulatory delays relating to the testing or approval of our potential products. In addition, the field of gene therapy is under increased scrutiny, which may affect our product development efforts or clinical trials.

         For example, one patient who had undergone treatment with Allovectin-7(R) for advanced metastatic melanoma died more than two months later of progressive disease and numerous other factors after receiving multiple other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as "probably related" to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7(R) was a significant factor in the patient's death.

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

THE METHOD OF ADMINISTRATION OF SOME OF OUR POTENTIAL PRODUCTS CAN CAUSE ADVERSE EVENTS IN PATIENTS, INCLUDING DEATH.

         Some of our potential products are designed to be injected directly into malignant tumors. There are medical risks inherent in direct tumor injections. For example, in clinical trials of our potential products, attending physicians have punctured patients' lungs in less than one percent of procedures, requiring hospitalization. In addition, a physician administering our product in an investigator-sponsored clinical trial inadvertently damaged tissue near the heart of a patient, which may have precipitated the patient's death. These events are reported as adverse events in our clinical trials and illustrate the medical risks related to direct injection of tumors. These risks may adversely impact market acceptance of some of our products.

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

HEALTH CARE REFORM AND RESTRICTIONS ON REIMBURSEMENT MAY LIMIT OUR RETURNS ON POTENTIAL PRODUCTS.

         Our ability to earn sufficient returns on our products will depend in part on the extent to which reimbursement for our products and related treatments will be available from:

o    government health administration authorities

o    private health coverage insurers

o    managed care organizations

o    other organizations

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

OUR STOCK PRICE COULD CONTINUE TO BE HIGHLY VOLATILE AND YOU MAY NOT BE ABLE TO RESELL YOUR SHARES AT OR ABOVE THE PRICE YOU PAID FOR THEM.

         The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

o the results of our preclinical studies and clinical trials or those of our collaborators or competitors or for DNA therapeutics in general

o evidence of the safety or efficacy of our potential products or the products of our competitors

o the announcement by us or our competitors of technological innovations or new products

o    governmental regulatory actions

o    changes or announcements in reimbursement policies

o    developments with our collaborators

o developments concerning our patent or other proprietary rights or those of our competitors, including litigation

o    concern as to the safety of our potential products

o    period-to-period fluctuations in our operating results

o    market conditions for life science stocks in general

o    changes in estimates of our performance by securities analysts

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

EXECUTIVE OFFICERS

         The executive officers of Vical are elected annually by the Board of Directors. Our executive officers are as follows:


NAME                                        AGE       POSITION
----                                        ---       --------
Vijay B. Samant                              48       President, Chief Executive Officer and Director
Deirdre Y. Gillespie, M.D.                   44       Chief Operating Officer
Martha J. Demski                             48       Vice President, Chief Financial Officer, Treasurer and Secretary
George J. Gray                               54       Vice President, Operations
Jon A. Norman, Ph.D.                         52       Vice President, Research
-------------------

         VIJAY B. SAMANT joined us as President and Chief Executive Officer in November 2000. Mr. Samant has 23 years of diverse U.S. and international sales, marketing, operations, and business development experience with Merck & Co., Inc. From 1998 to mid-2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs, and Executive Director of Materials Management. Mr. Samant earned his M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology in 1983. He received a master's degree in chemical engineering from Columbia University in 1977 and a bachelor's degree in chemical engineering from the University of Bombay in 1975.

         DEIRDRE Y. GILLESPIE, M.D., joined us as Executive Vice President and Chief Business Officer in March 1998 and currently serves as Chief Operating Officer. Prior to joining us, Dr. Gillespie served as Vice President of Business Development for 3-Dimensional Pharmaceuticals, Inc. From 1991 to 1996, she held various management positions with the Dupont Merck Pharmaceutical Co. From 1986 to 1990, Dr. Gillespie directed clinical research activities for Sandoz Pharma AG. Dr. Gillespie received a B.Sc. in Pharmacology and Therapeutics and an M.D. from London University. Dr. Gillespie received her M.B.A. from the London Business School with a specialization in marketing and international management.

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

ITEM 2.           PROPERTIES

         We currently lease approximately 50,000 square feet of laboratory and office space in San Diego, California, at three sites and with three leases. The leases terminate in 2004 and contain varying renewal options. Total current monthly rental on the facilities, including common area maintenance costs, is approximately $137,000.

ITEM 3.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Our common stock is traded on the Nasdaq National Market under the symbol "VICL." The following table presents quarterly information on the price range of high and low sales prices for the common stock on the Nasdaq National Market for the periods indicated since January 1, 1999.


1999                                   HIGH                           LOW
----                                   ----                           ---
First Quarter                          $17.00                          $10.00
Second Quarter                          13.50                            9.13
Third Quarter                           16.66                           10.88
Fourth Quarter                          30.13                           13.13

2000
First Quarter                          $73.50                          $25.00
Second Quarter                          39.81                           13.00
Third Quarter                           29.88                           15.50
Fourth Quarter                          26.63                           14.50


         As of March 15, 2001, there were approximately 500 stockholders of record of our common stock with 20,015,344 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA


                                                                   YEAR ENDED DECEMBER 31,
                                          ------------- --------------- -------------- -------------- ---------------
                                              2000           1999           1998           1997            1996
                                                           (in thousands, except per share amounts)
STATEMENTS OF OPERATIONS DATA:
   Revenues(1):
       License/royalty revenue.......     $     5,027   $     8,294     $     5,044    $     6,477    $     5,679
       Contract revenue..............           2,593         2,417             876          1,326          1,061
                                          ------------  ------------    ------------   ------------   -----------
                                                7,620        10,711           5,920          7,803          6,740
                                          ------------  ------------    ------------   ------------   -----------
   Operating expenses:
       Research and development......          18,514        15,344          12,054         11,936         11,318
       General and administrative....           5,265         4,376           3,650          3,733          3,168
                                          ------------  -----------     -----------    -----------    -----------
       Total operating expenses                23,779        19,720          15,704         15,669         14,486
                                          ------------  ------------    ------------   ------------   -----------
   Loss from operations..............         (16,159)       (9,009)         (9,784)        (7,866)        (7,746)
   Interest income(2)................           9,357         2,229           2,465          2,447          2,773
   Interest expense..................             205           129             162            192            108
                                          ------------  ------------    ------------   ------------   -----------
   Net loss before cumulative effect
       of accounting change..........
                                               (7,007)       (6,909)         (7,481)        (5,611)        (5,081)
   Cumulative effect of accounting
       change(1).....................          (1,510)            -               -              -              -
                                          ------------  ------------    ------------   ------------   -----------
   Net loss..........................     $    (8,517)  $    (6,909)    $    (7,481)   $    (5,611)   $    (5,081)
                                          ============  ============    ============   ============   ===========
   Net loss per share
       (basic and diluted) ..........     $     (0.43)  $     (0.43)    $     (0.47)   $     (0.36)   $     (0.33)
                                          ============  ============    ============   ============   ===========

   Weighted average shares
       used in per share
       calculation(2) ...............          19,689        16,136          15,798         15,485         15,383



                                                                      AS OF DECEMBER 31,
                                          ------------- --------------- -------------- -------------- ---------------
                                              2000           1999           1998           1997            1996
                                                                       (in thousands)
BALANCE SHEET DATA:
   Cash, cash equivalents and
       marketable securities.........     $   148,144   $    37,675     $    40,184    $    45,555    $    46,846
   Working capital...................         145,569        35,996          38,398         44,856         46,315
   Total assets......................         162,903        45,059          44,844         50,691         52,440
   Long-term obligations.............           5,121           740             801          1,232          1,617
   Stockholders' equity..............         150,794        38,669          40,824         47,194         48,365


(1) In the fourth quarter of 2000, we changed our revenue recognition accounting policy to conform to the requirements of SAB 101, as more fully described in
    Note 2 of the Notes to Financial Statements.

(2) In January 2000, we completed the sale of 3,450,000 shares of Vical common stock in a public offering, which raised net proceeds of approximately $117.5 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We were incorporated in April 1987 and have devoted substantially all of our resources since that time to our research and development programs. We focus our resources on the development of our naked DNA direct gene transfer and related technologies. We are developing our Allovectin-7(R), Leuvectin(TM) and VAXID cancer product candidates internally, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck and Aventis Pasteur. We have a license agreement allowing Centocor to use our naked DNA technology to develop and market gene-based vaccines for the potential treatment of types of cancer. We have an agreement with Boston Scientific for the use of our technology in catheter-based intravascular gene delivery. We have an agreement with Aventis Pharma, to use our gene delivery technology to deliver neurological proteins for neurodegenerative and cardiovascular diseases. We also have agreements with Pfizer for use of our technology for DNA-based delivery of therapeutic proteins in animal health applications and with Merial for use of our technology for DNA vaccines in animal infectious disease targets. We have a reciprocal royalty-bearing license with Human Genome Sciences, Inc., HGS, granting us the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license our naked DNA gene delivery technology for use in up to three gene-based products. In addition, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, a company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for revascularization.

         To date, we have not received revenues from the sale of products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs and the cost of preclinical studies and clinical trials. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of December 31, 2000, our accumulated deficit was approximately $53.2 million.

         When used in this discussion, the words "expects," "anticipated" and similar expressions are intended to identify forward-looking statements. These statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report to reflect the occurrence of unanticipated events.

                         CHANGE IN ACCOUNTING PRINCIPLE

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically we recognized revenue from initial technology option and license fees in the period in which the agreement was signed, if there were no significant performance obligations remaining. Revenue from milestone payments was recognized as revenue as the collaborator achieved the milestones. SAB 101 requires that when there has been no culmination of the earnings process, payments must be deferred and recognized over the period over which the revenue is deemed to have been earned. As such, Vical defers and recognizes payments from technology option and license fees, and milestone payments over the period in which the revenue is deemed to have been earned.

         Under option and license agreements which do not require research to be performed by us and the collaborator pays an upfront fee for an option to a license to our technology, we believe that SAB 101 would require us to recognize the revenue from the upfront payment over the option period. For those agreements which do not require research to be performed by us and the collaborator pays an upfront fee for a license to our technology, or the collaborator holds an option that is then exercised to get a license, we believe all significant performance obligations were met and the culmination of the earnings process occurred upon granting the license to the technology. In this latter instance, our only remaining performance obligation after the grant is to maintain and defend the patents and patent applications. The collaborators do not receive access to any upgrades or enhancements to our technology.

         Under certain agreements we are paid to perform required research and development services during the research period specified in the agreement. For these agreements historically, we recognized the revenue on the research services, as the services were provided. This accounting is unchanged under SAB
101. However, under SAB 101, we believe that any upfront option or license payment under this type of agreement would have to be deferred and recognized over the research period.

         In the fourth quarter of 2000, we completed our evaluation of payments we received under our various option and license agreements. We identified one agreement with Pfizer Inc entered into in 1999, which we believe, under SAB 101, would require a change in accounting as of the implementation date of January 1, 2000. The amount of revenue recognized in 1999 that under SAB 101 has to be deferred as of January 1, 2000, was $1.5 million.

         We implemented SAB 101 in the fourth quarter of 2000, by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations reflects a one-time charge to earnings of $1.5 million for the cumulative effect of the change in accounting principle as of January 1, 2000. Accordingly, revenue for each quarter of 2000 was increased by $0.2 million to reflect the recognition of the deferred license revenue arising from the SAB 101 adjustment. The balance of the deferred revenue from this agreement will be recognized as revenue in 2001.

         On a pro forma basis, if the impact of SAB 101 had been implemented effective January 1, 1999, the pro forma net loss and the pro forma net loss per share for the year ended December 31, 1999, would have been $8,419,253 and $0.52, respectively, compared with the reported net loss and the reported net loss per share of $6,909,217 and $0.43, respectively. On a pro forma basis, implementation of SAB 101 effective January 1, 1998 would not have any impact on results of operations for the year ended December 31, 1998.

RESULTS OF OPERATIONS

         We had revenues of $7.6 million for the year ended December 31, 2000, compared with $10.7 million in 1999. License revenue in 2000 included $1.5 million of license fees from a June 2000 license agreement with Aventis Pharma and royalty and other revenue of $1.0 million. License revenue in 2000 also included recognition of deferred license fees of $1.8 million from Merial and Vascular Genetics Inc. and of $0.7 million from the Pfizer Inc agreement as a result of applying the change in accounting principle discussed in the section above. Contract revenue for 2000 included $0.9 million of revenues from the contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria, revenue from contracts and grants with NIH, and revenue from Pfizer and other agreements. In June 2000, we and the Office of Naval Research amended our existing agreement to provide up to $5.5 million in funding through December 31, 2000. In November 2000, the agreement was further amended to extend the agreement to June 30, 2001. Through December 31, 2000, we had recognized revenue of $3.4 million of the total contract amount.

         We had revenues of $10.7 million for the year ended December 31, 1999, compared with $5.9 million in 1998. License revenue in 1999 included $2.0 million from Merck to extend an agreement covering therapeutic naked DNA vaccines and $1.0 million for the start of a Phase I clinical trial of a preventive naked DNA vaccine to protect against HIV infection; $1.0 million of option fees and $1.2 million of equity premium pursuant to January 1999 agreements with Pfizer Inc, and $1.0 million from Merial for the initial exercise of options covering preventive naked DNA vaccines for animal health infectious diseases. The equity premium from Pfizer was a result of Pfizer purchasing for $6.0 million approximately 318,000 shares of Vical common stock at $18.87 per share. The price per share reflected a twenty-five percent premium over the trading price of the common stock. The equity premium was recognized as license revenue in 1999. License revenue also included recognition of previously deferred license fees of $1.1 million from Merial, and royalty and other revenue of $1.0 million. Contract revenues for 1999 were $2.4 million, primarily from the Office of Naval Research for the development work on a potential DNA vaccine to prevent malaria and payments under the January 1999 agreement with Pfizer to fund research and development of up to $0.5 million per year for three years.

         We had revenues of $5.9 million for the year ended December 31, 1998. License revenues in 1998 consisted of $2.2 million from Centocor, Inc. for an agreement covering technology for the potential treatment of some types of cancer, $1.1 million from an agreement with Boston Scientific Corporation for the development of catheter-based vascular DNA therapeutics, recognition of $0.9 million of deferred license fees from a further extension of the license and option agreement with Merial, and royalty and other revenues of $0.9. Contract revenues in 1998 consisted principally of $0.7 million from the Office of Naval Research.

         Research and development expenses increased to $18.5 million in 2000 from $15.3 million in 1999. The increases generally were due to expansion of our preclinical and clinical activities. The increased expenses in 2000 compared to 1999 were due to increased preclinical and clinical trial costs, facilities costs and personnel-related costs. In 1999, research and development expenses were $15.3 million compared with $12.1 million in 1998. The increase in expenses in 1999 compared to 1998 included increased preclinical and clinical trial efforts which resulted in increases to clinical trial expense, staffing costs, external research and contract services. Clinical trials expense increased to $4.1 million in 2000 from $3.6 million in 1999 due to increased activity in the Leuvectin(TM) kidney cancer clinical trial. During 1999, clinical trials expense increased to $3.6 million from $1.9 million in 1998 due to increased activity in the Allovectin-7(R) clinical trials. Research and development expense is expected to increase as our preclinical and clinical trial activities expand.

         General and administrative expenses increased to $5.3 million in 2000 from $4.4 million in 1999 and $3.6 million in 1998. The increase in 2000 is attributable primarily to increased professional fees, recruiting and other costs related to the hiring a new CEO, and increased personnel-related costs in support of the expanded research and development activities. The increase in 1999 compared to 1998 was due to additional staffing and related expenses. General and administrative expenses are expected to continue to increase as research and development activities expand.

         Interest income increased to $9.4 million in 2000 from $2.2 million in 1999 as a result of higher investment balances due to the January 2000 sale of 3,450,000 shares of Vical common stock in a public offering, which raised net proceeds of approximately $117.5 million. Interest income for 1999 of $2.2 million decreased from $2.5 million in 1998 due to lower balances of investments and lower rates of return. Interest expense increased to $0.2 million in 2000 from $0.1 million in 1999. The increase is due to higher average balances of capital lease obligations and bank notes payable. Interest expense in 1999 decreased to $0.1 million from $0.2 million in 1998 due to lower average balances of capital lease obligations and bank note payable.

LIQUIDITY AND CAPITAL RESOURCES

         Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, four public offerings of common stock, including an offering completed in January 2000, and revenues from collaborative agreements. As of December 31, 2000, we had working capital of approximately $145.6 million compared with $36.0 million at December 31, 1999. Cash and marketable securities totaled approximately $148.1 million at December 31, 2000, compared with $37.7 million at December 31, 1999. On January 20, 2000, we sold 3,450,000 shares of common stock, including an over-allotment to the underwriters of 450,000 shares, in a public offering for $36.50 per share. Net proceeds were approximately $117.5 million after deducting underwriting fees and offering costs.

         In November 2000, we amended our existing line of credit with a bank to finance certain leasehold improvements. Under the terms of the amended agreement, we can borrow an additional $1.3 million until May 1, 2001. Any outstanding borrowings under the additional credit line at June 1, 2001, convert to a term loan payable over 42 months at the bank's prime rate. Through December 31, 2000, we had used $0.2 million of the available credit of $1.3 million. Total outstanding borrowings under this amended credit line were $1.0 million at December 31, 2000.

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

         If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative, expanding it to include embedded derivatives and many commodity contracts. Under the Statement, every derivative is recorded in the balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. As amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. We do not anticipate that the adoption of SFAS 133 will have a material impact on our financial position or results of operations.

         The Financial Accounting Standards Board has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133. SFAS No. 138 is effective concurrently with SFAS No. 133, if SFAS No. 133 is not adopted prior to June 15, 2000. We believe that the effect of adoption of SFAS No. 138 will not have a material effect on our financial statements.

         In April 2000, the FASB issued FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25," FIN 44. FIN 44 affects awards and modifications made after December 15, 1998. The adoption of FIN 44 during the year did not impact our accounting of stock based compensation.

ITEM 7.a.         QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. No investments in equity securities are made in our investment portfolio. At December 31, 2000, 69 percent of the investments would mature within one year, 25 percent would mature within two years, and 6 percent would mature within three years. The average maturity was nine months. Our investments are all classified as available-for-sale securities. We projected an ending fair value of our cash equivalents and marketable securities using a twelve-month time horizon, a nine-month average maturity and assuming a 150-basis-point increase in interest rates. The decrease in fair value assuming a 150-basis-point increase in interest rates compared with fair value with no change in interest rates was not material at December 31, 2000.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data of us required by this item are set forth at the pages indicated in Item 14(a)(1).

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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

                  The directors of Vical are as follows:


NAME                                                   AFFILIATION
----                                                   -----------
R. Gordon Douglas                                      Chairman of the Board, Vical Incorporated

Vijay B. Samant                                        President and CEO, Vical Incorporated
                                                            (since November 28, 2000)

Alain B. Schreiber, M.D. (retired from Company and     President and CEO, Vical Incorporated
     Board of Directors)                                    (through June 30, 2000)

M. Blake Ingle                                         Inglewood Ventures

Patrick F. Latterell                                   Venrock Associates

Gary A. Lyons                                          Neurocrine Biosciences, Inc.

Dale A. Smith                                          Baxter International Inc. (retired)

Philip M. Young                                        U.S. Venture Partners


         The information required by this item (with respect to directors) is incorporated by reference from the information under the caption "Election of Directors" contained in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2001 Annual Meeting of Stockholders to be held on May 30, 2001 ("Proxy Statement"). The required information concerning Executive Officers of Vical is contained in
Part I of this Form 10-K.

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


                  Report of Independent Public Accountants                              F-1

                  Balance Sheets at December 31, 2000 and 1999                          F-2

                  Statements of Operations for the three years                          F-3
                      ended December 31, 2000

                  Statements of Stockholders' Equity                                    F-4
                      for the three years ended December 31, 2000

                  Statements of Cash Flows for the three years                          F-5
                      ended December 31, 2000

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

     (b) REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

     (c) EXHIBITS


           EXHIBIT NUMBER          DESCRIPTION OF DOCUMENT
           --------------          -----------------------
             3.1(i)(9)        Restated Certificate of Incorporation.
             3.1(ii)(9)       Amended and Restated Bylaws of the Company.
             4.1(9)           Specimen Common Stock Certificate.
             4.2(2)           Rights Agreement dated as of March 20, 1995,
                                between the Company and First Interstate
                                Bank of California.
             4.3(10)          Stock Purchase Agreement dated November 3,
                                1997, between the Company and Merck & Co., Inc.
             4.4(11)          Stock Purchase Agreement dated as of January 22,
                                1999, between the Company and Pfizer Inc
             10.1(4)#         Stock Incentive Plan of Vical Incorporated.
             10.2(5)#         1992 Directors' Stock Option Plan of Vical
                                Incorporated.
             10.3(3)          Form of Indemnity Agreement between the Company
                                and its directors and officers.
             10.5(3)#         Employment Agreement dated August 20, 1992,
                                between the Company and Mr. George J. Gray.
             10.6(3)#         Employment Agreement dated November 2, 1992,
                                between the Company and Dr. Jon A. Norman.
             10.7(3)          Stock Purchase Agreement dated February 20, 1992.
             10.8(3)          Lease dated December 4, 1987, between the Company
                                and Nexus/GADCo.-UTC,  a California Joint
                                Venture, as amended.
             10.9(6)*         Research Collaboration and License Agreement
                                dated May 31, 1991,  between the Company and
                                Merck & Co., Inc.
             10.12(1)*        License Agreement dated January 1, 1991, between
                                the Company and Wisconsin Alumni Research
                                Foundation.
             10.14(1)*        License Agreement dated October 23, 1992, between
                                the Company and the Regents of University of
                                Michigan.



             10.16(7)         Research, Option and License Agreement dated
                                September 29, 1994, between the Company and
                                Pasteur Merieux Serums & Vaccins.
             10.17(8)         Amendment dated April 27, 1994, to Research
                                Collaboration and License Agreement dated
                                May 31, 1991, between the Company and Merck
                                & Co., Inc.
             10.19(10)*       Amendment dated November 3, 1997, to Research
                                Collaboration and License Agreement dated
                                May 31, 1991, between the Company and Merck &
                                Co., Inc.
             10.20(12)        Amendment No. 4 to the Lease dated December 4,
                                1987, between the Company and Nippon Landic
                                (U.S.A.), Inc., a Delaware Corporation (as
                                successor in interest to Nexus GADGO-UTC).
             10.21 (13)*      License Agreement dated February 24, 2000
                                between Vical and Human Genome Sciences, Inc.
             10.22 (13)*      License Agreement dated February 24, 2000
                                between Vical and Vascular Genetics Inc.
             10.23#           Employment Agreement dated November 28, 2000
                                between the Company and Vijay B. Samant
             23.1             Consent of Arthur Andersen LLP.
         ------------


         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
         (2) Incorporated by reference to the exhibit of the same number to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994 (No. 0-21088).
         (3) Incorporated by reference to the Exhibits of the same number filed with the Company's Registration Statement on Form S-1
                (No. 33-56830) filed on January 7, 1993.
         (4) Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8
                (file No. 333-80681) filed on June 15, 1999.
         (5) Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (No. 333-30181) filed on June 27, 1997.
         (6) Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q for the quarter ended
                September 30, 1994 (No. 0-21088).
         (7) Incorporated by reference to Exhibit A of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
         (8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
         (9) Incorporated by reference to the exhibit of the same number filed with the Company's Registration Statement on Form S-3
                (No. 33-95812) filed on August 15, 1995.
         (10) Incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998.
         (11) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
         (12) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
         (13) Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * The Company has received confidential treatment of certain portions of these agreements.
         # Indicates management contract or compensatory plan or arrangement.

     (d) FINANCIAL STATEMENT SCHEDULES

                  The financial statement schedules of Vical Incorporated required by this item are set forth at the pages indicated in Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2001.

                               VICAL INCORPORATED


                 By: /s/ VIJAY B. SAMANT.
                    ------------------------------------------
                               Vijay B. Samant
                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




            /s/ VIJAY B. SAMANT              President,                                      March 27, 2001
-----------------------------------------    Chief Executive Officer
              Vijay B. Samant                and Director

           /s/ MARTHA J. DEMSKI              Vice President,                                 March 27, 2001
-----------------------------------------    Chief Financial Officer,
             Martha J. Demski                Treasurer and Secretary

           /s/ R. GORDON DOUGLAS             Chairman of the Board of Directors              March 27, 2001
-----------------------------------------
             R. Gordon Douglas

            /s/ PHILIP M. YOUNG              Director                                        March 27, 2001
-----------------------------------------
              Philip M. Young

         /s/ PATRICK F. LATTERELL            Director                                        March 27, 2001
-----------------------------------------
           Patrick F. Latterell

             /s/ DALE A. SMITH               Director                                        March 27, 2001
-----------------------------------------
               Dale A. Smith

            /s/ M. BLAKE INGLE               Director                                        March 27, 2001
-----------------------------------------
              M. Blake Ingle

             /s/ GARY A. LYONS               Director                                        March 27, 2001
-----------------------------------------
               Gary A. Lyons


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Vical Incorporated:

We have audited the accompanying balance sheets of Vical Incorporated, a Delaware corporation, as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                               ARTHUR ANDERSEN LLP


San Diego, California
February 9, 2001

                               VICAL INCORPORATED
                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                      2000             1999
                                                                                 -------------    -------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  16,480,087    $  11,149,587
   Marketable securities - available-for-sale                                      131,663,766       26,525,181
   Receivables and other                                                             4,413,077        3,971,621
                                                                                 -------------    -------------
Total current assets                                                               152,556,930       41,646,389
                                                                                 -------------    -------------

Investment, at cost                                                                  5,000,000             --
Property and Equipment:
   Equipment                                                                         6,978,906        5,948,458
   Leasehold improvements                                                            3,062,779        1,646,023
                                                                                 -------------    -------------
                                                                                    10,041,685        7,594,481
   Less--accumulated depreciation and amortization                                  (6,504,640)      (5,708,349)
                                                                                 -------------    -------------
                                                                                     3,537,045        1,886,132
                                                                                 -------------    -------------
Patent costs, net of accumulated amortization of $326,257 and $220,715               1,638,935        1,380,245
Other assets                                                                           170,302          146,470
                                                                                 -------------    -------------
                                                                                 $ 162,903,212    $  45,059,236
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                         $   3,895,531    $   3,839,642
   Current portion of capital lease obligations                                        611,775          627,957
   Current portion of notes payable                                                    317,764          106,887
   Current portion of deferred revenue                                               2,162,474        1,076,166
                                                                                 -------------    -------------
Total current liabilities                                                            6,987,544        5,650,652
                                                                                 -------------    -------------

Long-Term Obligations:
  Long-term obligations under capital leases                                         1,413,602          739,885
  Notes payable                                                                        707,869             --
  Deferred revenue                                                                   3,000,001             --
                                                                                 -------------    -------------
Total long-term obligations                                                          5,121,472          739,885
                                                                                 -------------    -------------

Commitments

Stockholders' Equity:
   Preferred stock, $.01 par value--5,000,000 shares authorized--
      none outstanding                                                                      --               --
   Common stock, $.01 par value--40,000,000 shares authorized--                        200,112          162,011
     20,011,244 and 16,201,136 shares issued and outstanding
     in 2000 and 1999, respectively
   Additional paid-in capital                                                      203,106,680       83,292,870
   Accumulated other comprehensive income (loss)                                       649,658         (140,801)
   Accumulated deficit                                                             (53,162,254)     (44,645,381)
                                                                                 -------------    -------------
Total stockholders' equity                                                         150,794,196       38,668,699
                                                                                 -------------    -------------
                                                                                 $ 162,903,212    $  45,059,236
                                                                                 =============    =============


                             See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF OPERATIONS


                                                                                            Year ended December 31,
                                                                                    2000            1999            1998
                                                                                ------------    ------------    ------------
Revenues:
   License/Royalty revenue                                                      $  5,027,407    $  8,294,283    $  5,044,607
   Contract revenue                                                                2,592,643       2,417,198         875,773
                                                                                ------------    ------------    ------------
                                                                                   7,620,050      10,711,481       5,920,380
                                                                                ------------    ------------    ------------

Operating expenses:
   Research and development                                                       18,513,744      15,343,586      12,054,367
   General and administrative                                                      5,265,270       4,376,471       3,649,841
                                                                                ------------    ------------    ------------
                                                                                  23,779,014      19,720,057      15,704,208
                                                                                ------------    ------------    ------------

Loss from operations                                                             (16,158,964)     (9,008,576)     (9,783,828)

Other income (expense):
   Interest income                                                                 9,356,722       2,229,181       2,465,545
   Interest expense                                                                 (204,595)       (129,822)       (162,224)
                                                                                ------------    ------------    ------------
                                                                                   9,152,127       2,099,359       2,303,321

Loss before cumulative effect of change in accounting principle                   (7,006,837)     (6,909,217)     (7,480,507)

Cumulative effect of change in accounting principle                               (1,510,036)             --              --
                                                                                ------------    ------------    ------------
Net loss                                                                        $ (8,516,873)   $ (6,909,217)   $ (7,480,507)
                                                                                ============    ============    ============

Net loss per share (basic and diluted)
   Loss per share before cumulative effect of change in accounting principle    $      (0.36)   $      (0.43)   $      (0.47)
   Cumulative effect of change in accounting principle                                 (0.07)             --              --
                                                                                ------------    ------------    ------------
   Net loss per share                                                           $      (0.43)   $      (0.43)   $      (0.47)
                                                                                ============    ============    ============


Weighted average shares used in computing net loss per share                      19,688,754      16,135,590      15,797,585
                                                                                ============    ============    ============


                             See accompanying notes.

                               VICAL INCORPORATED
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2000


                                                                                        Additional            Accumulated
                                                             Common Stock                Paid-in         Other Comprehensive
                                                         Shares         Amount           Capital             Income (Loss)
                                                      -------------   ------------   -----------------   ---------------------
BALANCE, December 31, 1997                              15,731,316      $ 157,313        $ 77,267,971                $ 24,028

Stock option exercises                                     135,228          1,352           1,064,512                       -
Unrealized gain on marketable securities arising
   during holding period
Reclassification of realized gain included in
   net loss

Unrealized gain on marketable securities                         -              -                   -                  45,412
Net loss                                                         -              -                   -                       -
                                                      -------------   ------------   -----------------   ---------------------

BALANCE, December 31, 1998                              15,866,544        158,665          78,332,483                  69,440

Issuance of common stock                                   317,969          3,180           4,790,461                       -
Stock option exercises                                      16,623            166             169,926                       -
Unrealized loss on marketable securities arising
   during holding period
Reclassification of realized gain included in
   net loss

Unrealized loss on marketable securities                         -              -                   -                (210,241)
Net loss                                                         -              -                   -                       -
                                                      -------------   ------------   -----------------   ---------------------

BALANCE, December 31, 1999                              16,201,136        162,011          83,292,870                (140,801)

Issuance of common stock                                 3,450,000         34,500         117,430,126                       -
Stock option exercises                                     487,211          4,872           5,829,891                       -
Retirement of optionee shares used in stock swap to
   exercise stock options                                 (127,103)        (1,271)         (3,446,207)                      -
Unrealized gain on marketable securities arising
   during holding period
Reclassification of realized gain included in
   net loss

Unrealized gain on marketable securities                         -              -                   -                 790,459
Net loss                                                         -              -                   -                       -
                                                      -------------   ------------   -----------------   ---------------------

BALANCE, December 31, 2000                              20,011,244    $   200,112    $    203,106,680               $ 649,658
                                                      =============   ============   =================   =====================




                                                                                   Total                Total
                                                            Accumulated        Stockholders'        Comprehensive
                                                              Deficit              Equity               Loss
                                                        ------------------   -----------------   ------------------
BALANCE, December 31, 1997                                   $(30,255,657)       $ 47,193,655         $ (5,538,418)
                                                                                                 ==================
Stock option exercises                                                  -           1,065,864
Unrealized gain on marketable securities arising
   during holding period                                                                              $     57,041
Reclassification of realized gain included in
   net loss                                                                                                (11,629)
                                                                                                 ------------------
Unrealized gain on marketable securities                                -              45,412               45,412
Net loss                                                       (7,480,507)         (7,480,507)          (7,480,507)
                                                        ------------------   -----------------   ------------------

BALANCE, December 31, 1998                                    (37,736,164)         40,824,424         $ (7,435,095)
                                                                                                 ==================
Issuance of common stock                                                -           4,793,641
Stock option exercises                                                  -             170,092
Unrealized loss on marketable securities arising
   during holding period                                                                              $   (191,191)
Reclassification of realized gain included in
   net loss                                                                                                (19,050)
                                                                                                 ------------------
Unrealized loss on marketable securities                                -            (210,241)            (210,241)
Net loss                                                       (6,909,217)         (6,909,217)          (6,909,217)
                                                        ------------------   -----------------   ------------------

BALANCE, December 31, 1999                                    (44,645,381)         38,668,699         $ (7,119,458)
                                                                                                 ==================
Issuance of common stock                                                -         117,464,626
Stock option exercises                                                  -           5,834,763
Retirement of optionee shares used in stock swap to
   exercise stock options                                               -          (3,447,478)
Unrealized gain on marketable securities arising
   during holding period                                                                              $    865,942
Reclassification of realized gain included in
   net loss                                                                                                (75,483)
                                                                                                 ------------------
Unrealized gain on marketable securities                                -             790,459              790,459
Net loss                                                       (8,516,873)         (8,516,873)          (8,516,873)
                                                        ------------------   -----------------   ------------------

BALANCE, December 31, 2000                                   $(53,162,254)       $150,794,196         $ (7,726,414)
                                                        ==================   =================   ==================


                             See accompanying notes.

                               VICAL INCORPORATED
                            STATEMENTS OF CASH FLOWS


                                                                                             Year ended December 31,
                                                                                     2000             1999             1998
                                                                                -------------    -------------    -------------
OPERATING ACTIVITIES:
Net loss                                                                        $  (8,516,873)   $  (6,909,217)   $  (7,480,507)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                 1,200,328        1,041,351          920,695
      Write-off of abandoned patent application costs                                      --               --           94,800
Changes in operating assets and liabilities:
   Receivables and other                                                             (441,456)      (2,538,910)         133,821
   Accounts payable and accrued expenses                                               55,889        1,558,390          856,649
   Deferred revenue                                                                  (913,691)         826,166           71,739
                                                                                -------------    -------------    -------------
Net cash used in operating activities                                              (8,615,803)      (6,022,220)      (5,402,803)
                                                                                -------------    -------------    -------------

INVESTING ACTIVITIES:
Purchases of marketable securities                                               (173,781,977)     (28,255,344)     (19,982,713)
Sales of marketable securities                                                     69,433,851       28,135,862       26,809,668
Capital expenditures                                                               (1,317,547)        (441,324)         (34,292)
Other assets                                                                          (23,832)         (13,086)          (1,885)
Patent expenditures                                                                  (364,232)         (86,386)        (288,252)
                                                                                -------------    -------------    -------------
Net cash (used in) provided from investing activities                            (106,053,737)        (660,278)       6,502,526
                                                                                -------------    -------------    -------------

FINANCING ACTIVITIES:
Principal payments under capital lease obligations                                   (770,617)        (539,136)        (487,702)
Payments on notes payable                                                            (273,554)        (160,329)        (267,217)
Proceeds from notes payable                                                         1,192,300               --               --
Issuance of common stock, net                                                     119,851,911        4,963,733        1,065,864
                                                                                -------------    -------------    -------------
Net cash provided from financing activities                                       120,000,040        4,264,268          310,945
                                                                                -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                5,330,500       (2,418,230)       1,410,668

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     11,149,587       13,567,817       12,157,149
                                                                                -------------    -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  16,480,087    $  11,149,587    $  13,567,817
                                                                                =============    =============    =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid                                                                   $     196,384    $     128,411    $     167,622
                                                                                =============    =============    =============

NONCASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment acquired under capital lease and notes payable financing $   1,428,151    $     685,705    $     348,920
                                                                                =============    =============    =============
Investment in preferred stock of Vascular Genetics Inc. in exchange
    for grant of license                                                        $   5,000,000    $          --    $          --
                                                                                =============    =============    =============
Stock options exercised through swap of outstanding shares owned by
   optionee, which shares received by the Company were then retired             $   3,447,478    $          --    $          --
                                                                                =============    =============    =============


                             See accompanying notes.

                               VICAL INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS ACTIVITY
Vical Incorporated (the "Company"), a Delaware corporation, was incorporated in 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of its naked DNA gene transfer technologies for the prevention and treatment of life-threatening diseases.

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

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT
Equipment is recorded at cost and depreciated over the estimated useful lives of the assets (3-5 years) using the straight-line method. Leasehold improvements are recorded at cost and amortized over the shorter of the life of the lease or the remaining useful life of the asset using the straight-line method.

PATENT COSTS
The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over the estimated economic lives of the patents using the straight-line method, generally commencing at the time the patent application is filed. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value.

ASSET IMPAIRMENT
The Company reviews long-lived assets and certain intangibles for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount.

RESEARCH AND DEVELOPMENT COSTS
All research and development costs are expensed as incurred.

REVENUE UNDER COLLABORATIVE AGREEMENTS
The Company earns revenue from licensing access to its proprietary technology and performing services under research and development contracts. As more fully explained in Note 2, in 2000 Vical changed its method of accounting for certain payments under collaborative agreements. Effective January 1, 2000, any initial license or option payment received under an agreement under which the Company also provides research and development services is recognized over the term of the research and development period. Payments for options on a license to our technology are recognized over the option period. Fees paid to extend an option are recognized over the option extension period. Upfront license payments are recognized upon contract signing if the fee is paid within 30 days, is nonrefundable, and there are no significant performance obligations remaining. Revenue from milestones is recognized as the milestones are achieved and collection of payment is reasonably assured. Revenue under research and development contracts is recognized as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

NET LOSS PER SHARE
Basic and diluted net loss per share for each of the three years in the period ended December 31, 2000, has been computed using the weighted average number of shares of common stock outstanding during the three periods ended December 31, 2000. Diluted loss per share does not include any stock options as the effect would be antidilutive. See Note 7 for information on the number of options outstanding and the weighted average exercise price at December 31, 2000, 1999 and 1998.

INCOME TAXES
Deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the estimated enacted tax rate in effect given the provisions of the enacted tax laws.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments such as receivables, other assets, accounts payable and accrued expenses reasonably approximate fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's notes payable and obligations under capital leases approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

COMPREHENSIVE LOSS
The Company has implemented Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Accordingly, in addition to reporting net loss, the Company has displayed the impact of any unrealized gain or loss on marketable securities as a component of comprehensive loss and has displayed an amount representing total comprehensive loss for each period presented. The Company has presented the required information in the statements of stockholders' equity.

BUSINESS SEGMENTS
The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and has determined that it operates in one business segment dedicated to research in gene delivery technology.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement changes the previous accounting definition of derivative, expanding it to include embedded derivatives and many commodity contracts. Under the Statement, every derivative is recorded in the balance sheet at its fair value, and any changes in the derivative's fair value are recognized currently in earnings unless specific hedge accounting criteria are met. As amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133," SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not anticipate that the adoption of SFAS 133 will have a material impact on its financial position or results of operations.

The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133. SFAS No. 138 is effective concurrently with SFAS No. 133 if SFAS No. 133 is not adopted prior to June 15, 2000. The Company believes that the adoption of SFAS No. 138 will not have a material effect on the Company's financial statements.

In April 2000, the FASB issued FASB Interpretation Number 44, "Accounting for Certain Transactions Involving Stock Compensation: an Interpretation of APB Opinion No. 25", FIN 44. FIN 44 affects awards and modifications made after December 15, 1998. The adoption of FIN 44 during the year did not impact the Company's accounting of stock based compensation.

2.       CHANGE IN ACCOUNTING PRINCIPLE

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically Vical recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments was recognized as revenue as the collaborator achieved the milestones. SAB 101 requires that when there has not been the culmination of the earnings process, payments must be deferred and recognized over the period over which the revenue is deemed to have been earned. As such, Vical defers and recognizes payments from technology option and license fees, and milestone payments over the period in which the revenue is deemed to have been earned.

Under option and license agreements which do not require research to be performed by the Company and the collaborator pays an upfront fee for an option to a license to our technology, the Company believes that SAB 101 requires the Company to recognize the revenue from the upfront payment over the option period. For those agreements which do not require research to be performed by the Company and the collaborator pays an upfront fee for a license to the Company's technology, or the collaborator holds an option that is then exercised to get a license, the Company believes all significant performance obligations were met and the culmination of the earnings process occurred upon granting the license to the technology. In the latter case, the Company's only remaining performance obligation after that is to maintain and defend the patents and patent applications. The collaborators do not get access to any upgrades or enhancements to the Company's technology.

Under certain agreements the Company is paid to perform required research and development services during the research period specified in the agreement. For these agreements historically the Company recognized the revenue on the research services as the services were provided. This accounting is unchanged under SAB
101. However, under SAB 101 the Company believes that any upfront option or license payment under this type of agreement would have to be deferred and recognized over the research period.

In the fourth quarter of 2000, the Company completed its evaluation of payments the Company received under its various option and license agreements. The Company identified one agreement with Pfizer Inc entered into in 1999 which the Company believes under SAB 101 would require a change in accounting as of the implementation date of January 1, 2000. The amount of revenue recognized in 1999 that under SAB 101 has to be deferred as of January 1, 2000 was $1.5 million.

Vical implemented SAB 101 in the fourth quarter of 2000 by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $1.5 million. Accordingly, revenue for each quarter of 2000 was increased by $0.2 million to reflect the recognition of the deferred license revenue arising from the SAB 101 adjustment. See Note 11. The balance of the deferred revenue from this agreement will be recognized as revenue in 2001.

On a pro forma basis, if the impact of SAB 101 had been implemented effective January 1, 1999, the pro forma net loss and the pro forma net loss per share for the year ended December 31, 1999, would have been $8,419,253 and $0.52, respectively, compared with the reported net loss and the reported net loss per share of $6,909,217 and $0.43, respectively. On a pro forma basis, implementation of SAB 101 effective January 1, 1998 would not have any impact on results of operations for the year ended December 31, 1998.

3.       CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company invests its excess cash in debt instruments of financial institutions, corporations with strong credit ratings, and in U.S. government obligations. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents of $15,293,920 and $8,520,283 at December 31, 2000 and 1999, respectively, are primarily in commercial paper, federal agency discount notes and money market funds.

The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders' equity. Realized gains or losses, calculated based on the specific identification method, were not material for the years ended December 31, 2000, 1999, and 1998.

At December 31, 2000, marketable securities consisted of the following:


                                                Amortized               Market
                                                  Cost                  Value             Unrealized Gain
                                           --------------------   -------------------    -------------------
       U.S. government obligations               $  41,574,838         $  41,797,682            $   222,844
       Corporate bonds                              70,124,059            70,422,931                298,872
       Asset backed securities                       9,846,522             9,940,908                 94,386
       Certificates of deposit                       6,491,499             6,512,625                 21,126
       International bond                            2,977,190             2,989,620                 12,430
                                           --------------------   -------------------    -------------------
       Total marketable securities               $ 131,014,108         $ 131,663,766            $   649,658
                                           ====================   ===================    ===================


Approximately 69 percent, 25 percent, and 6 percent of these securities mature within one, two, and three years, respectively, as of December 31, 2000.

At December 31, 1999, marketable securities consisted of the following:


                                                Amortized               Market
                                                  Cost                   Value             Unrealized Loss
                                           --------------------    ------------------    ---------------------
       U.S. government obligations                $  6,787,024          $  6,742,952           $     (44,072)
       Corporate bonds                              17,835,525            17,747,168                 (88,357)
       Asset backed securities                       2,043,433             2,035,061                  (8,372)
                                           --------------------    ------------------    ---------------------
       Total marketable securities                $ 26,665,982          $ 26,525,181            $   (140,801)
                                           ====================    ==================    =====================


4.       SIGNIFICANT CONTRACTS AND LICENSE AGREEMENTS

MERCK & CO., INC.
The Company has entered into three separate agreements in 1991, 1992 and 1997 with Merck & Co., Inc. (Merck) which provide Merck with certain exclusive rights to develop and commercialize vaccines using the Company's "naked" DNA technology for certain disease targets. The 1991 and 1997 agreements are for human vaccine targets and the 1992 agreement is for animal vaccine targets. Prior to 1996, Merck exercised its options to seven preventive human infectious disease vaccines using the Company's naked DNA technology pursuant to the 1991 agreement. In November 1997, the Company and Merck amended the 1991 agreement and granted Merck certain rights to develop and market therapeutic vaccines against the human immunodeficiency virus (HIV) and hepatitis B virus (HBV). Under the amended agreement, Merck made an investment of $5.0 million for approximately 262,000 shares of the Company's common stock including a 25 percent premium over the average per share closing price for the twenty trading days prior to the date of the agreement. The premium of $1.0 million on the investment was reflected in revenue in 1997 and the balance of the investment, net of costs to issue the shares of stock, was reflected in common stock and additional paid-in capital. The September 1997 agreement between the Company and Merck granted Merck the rights to use the Company's naked DNA technology to deliver certain growth factors as potential treatments for a range of applications including revascularization. A September 1997 agreement resulted in a payment to the Company of $2.0 million in 1997. This agreement expired in June 2000.

In November 1999, Merck paid Vical $2.0 million to extend an agreement covering therapeutic naked DNA vaccines. In December 1999, Merck started a Phase I clinical trial of a preventive naked DNA vaccine to protect against HIV infection. This event triggered a milestone payment of $1.0 million which the Company received in January 2000. Vical accrued the revenue for this milestone in December 1999. Through December 31, 2000, the Company had received a total of $22.1 million, including the payment for the investment for common stock, under these agreements. There were no license revenues recognized under these agreements in 2000 and 1998, and $3.0 million was recognized in 1999. Both agreements provide for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

PFIZER INC
In January 1999, Pfizer Inc (Pfizer) entered into a collaborative and option agreement and a stock purchase agreement with the Company. Under the terms of the collaborative and option agreement, Pfizer paid the Company $1.0 million in option fees. In addition the Company agreed to provide access to two full time equivalent employees to assist Pfizer in its research and development efforts for $0.5 million of research and development expenses annually for three years. Under the terms of the stock purchase agreement Pfizer made an investment of $6.0 million for approximately 318,000 shares of the Company's common stock at $18.87 per share, reflecting a 25 percent premium. The $1.0 million option fee and the $1.2 million premium on the purchase of stock were recognized as revenue in 1999, and the balance of the common stock investment, net of costs to issue the shares of stock, was reflected in common stock and additional paid-in capital in 1999.

As explained in Note 2, in 2000 the Company changed its method of accounting for these types of agreements. The accompanying Statement of Operations reflects a cumulative effect adjustment for approximately $1.5 million to defer the amount of revenue recognized in 1999 that under SAB 101 is required to be recognized over the contractual research period in 2000 and 2001. In 2000, the Company recognized $733,333 of the deferred license revenue under the new revenue recognition policy. Through December 31, 2000, the Company had received a total of $8.5 million (including the payment for the investment in common stock) under this agreement. The Company recognized $553,000 and $353,000 of revenue in 2000 and 1999 respectively, for research and development work and $105,000 for contract manufacturing in 2000.

HUMAN GENOME SCIENCES, INC. AND VASCULAR GENETICS INC.
On February 24, 2000, the Company and Human Genome Sciences, Inc. (HGS) signed a reciprocal royalty-bearing license. Under the agreement, the Company has the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license the Company's naked DNA gene delivery technology for use in up to three gene-based products. In addition, the Company granted an exclusive, royalty-bearing license to Vascular Genetics Inc. (VGI), a company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for revascularization. In exchange, Vical received a minority equity interest in VGI. This investment was recorded at estimated fair value of $5.0 million on the date of investment, and is reflected as Investment, at cost, in the accompanying balance sheet. The investment is being accounted for using the cost method. The Company also recorded a liability for deferred revenue of $5.0 million. This deferred revenue is being recognized ratably each month through September 30, 2004. The VGI trials were placed on clinical hold by the FDA in 2000 as a result of procedural irregularities in the conduct of the trials. The FDA has requested information for which VGI is developing scientific testing techniques.

MERIAL
The Company entered into a corporate alliance in March 1995 relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has options to acquire exclusive licenses to the Company's naked DNA gene delivery technologies to develop and commercialize DNA-based vaccines to prevent infectious diseases in domesticated animals. Merial made payments of $1.1 million in 1999, and $1.0 million in 1998 to extend the options under this agreement. In December 1999, Merial paid the Company $1.6 million for the initial exercise of options and extension of options under the agreement. In March 2000, Merial paid an additional $0.2 million to extend the broad option to March 2001. Through December 31, 2000, the Company had received a total of $5.0 million under these agreements. License revenue recognized under this agreement was $875,000, $2,075,000, and $850,000 in 2000, 1999 and 1998,
respectively. If Merial exercises additional license options and markets these vaccines, cash payments and royalties on net product sales would be due to the Company.

AVENTIS PASTEUR
In September 1994, the Company entered into an agreement with Aventis Pasteur
(AP) that included a research collaboration and options for AP to take exclusive licenses to Vical's naked DNA vaccine technology for each of five vaccine targets. In addition, Vical was paid an annual research fee through September 1997 by AP for expenses incurred in performing certain preclinical work as defined in the agreement. Through 1996, AP had added another option and exercised four options. In 1997, AP paid the Company $1.0 million as a milestone payment under the agreement because the Company and AP began a Phase I clinical trial of an experimental vaccine against the parasite that causes malaria. The Company and AP sponsored the trial which was conducted by the U.S. Naval Medical Research Institute and the U.S. Army Medical Research Institute of Infectious Diseases. Through December 31, 2000, Vical has received $7.8 million under this agreement. No revenue was recognized in 2000 or 1999, and $239,000 was recognized in 1998. The agreement provides for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales. Vical is currently in discussion with AP concerning the possible renegotiation of this agreement.

AVENTIS PHARMA
In October 1997, the Company and Aventis Pharma entered into an agreement granting Aventis Pharma an exclusive worldwide license to use the Company's naked DNA gene delivery technology to develop certain gene therapy products for potential treatment of neurodegenerative diseases. Under the terms of the agreement, the Company received $1.0 million, which was recognized as revenue in 1997. In June 2000, the Company and Aventis Pharma entered into a license agreement granting Aventis Pharma rights to use Vical's technology to deliver a growth factor gene for which Aventis Pharma holds rights. Vical received $1.5 million, which was recognized as revenue in June 2000. These agreements provide for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

CENTOCOR, INC.
In February 1998, the Company signed an agreement allowing Centocor, Inc. (Centocor) to use Vical's naked DNA technology to develop and market gene-based vaccines for the potential treatment of certain types of cancer. The agreement resulted in a payment to Vical of $2.2 million, which was recognized as revenue in 1998. The payment represented an initial payment of $2.0 million under the license agreement and reimbursement of $0.2 million of patent costs. The Company may receive further payments plus royalties if Centocor successfully develops products using the Vical technology. The agreement grants to Centocor exclusive worldwide licenses and options to license Vical's naked DNA technology to deliver certain antigens to induce immune responses against the associated cancer cells.

BOSTON SCIENTIFIC CORPORATION
In September 1998, the Company and Boston Scientific Corporation entered into a license and option agreement for the development of catheter-based intravascular gene delivery technology. The Company received $1.1 million, which was recognized as revenue in 1998. The agreement also provides for the Company to receive royalty payments on net product sales.

NAVAL MEDICAL RESEARCH INSTITUTE
In September 1998, the Company signed a cooperative agreement with the Office of Naval Research to develop a multi-gene malaria DNA vaccine and test its ability to protect humans against malaria. This agreement, as last amended in November 2000, would provide up to approximately $5.5 million of funding to the Company through June 30, 2001, of which $948,000, $1,778,000 and $697,000 of contract revenue was recognized under this agreement in 2000, 1999 and 1998, respectively.

OTHER RESEARCH AND LICENSING AGREEMENTS
The Company also received revenue under research and licensing agreements with other entities including the U.S. government of which approximately $1,997,000, $1,296,000 and $735,000 was recognized as revenue during the years ended December 31, 2000, 1999 and 1998, respectively.

Under the Merck, Aventis Pasteur, Merial, Aventis Pharma, Centocor, Pfizer, Human Genome Sciences. and Vascular Genetics agreements, if the Company were to receive milestone or royalty payments, the Company would be required to pay up to 10 percent of some of these payments to Wisconsin Alumni Research Foundation. Under the Boston Scientific agreement, if the Company were to receive milestone or royalty payments, the Company would be required to pay up to 25 percent of some of these payments to the University of Michigan.

5.       OTHER FINANCIAL DATA

Accounts payable and accrued expenses consisted of the following at December 31, 2000 and 1999:


                                                    2000                 1999
                                               ----------------    ------------------
          Accrued clinical trials cost              $1,732,967            $1,411,277
          Employee compensation                        932,540               880,797
          Accrued royalties payable                    147,500               547,500
          Accounts payable                             139,174               214,925
          Other accrued liabilities                    943,350               785,143
                                               ----------------    ------------------
                                                    $3,895,531            $3,839,642
                                               ================    ==================


6.       COMMITMENTS

LEASES
The Company leases its office and research facilities and certain equipment under operating and capital leases. The minimum annual rents on the office and research facilities are subject to increases based on changes in the Consumer Price Index subject to certain minimum and maximum annual increases. The Company is also required to pay taxes, insurance and operating costs under the facilities leases. Two of the three facilities leases can be renewed for one additional five-year period beyond their expiration in 2004 and the third facility lease can be renewed for two additional five-year periods. The equipment capital leases are secured by substantially all equipment of the Company.


                                                      Operating            Capital
                                                        Leases              Leases
                                                    ---------------     ---------------
               Years ending December 31,
                          2001                          $1,562,034           $ 774,769
                          2002                           1,604,046             672,884
                          2003                           1,649,742             594,328
                          2004                           1,749,552             327,240
                          2005                                   -                   -
                                                    ---------------     ---------------
         Total minimum lease
             payments                                   $6,565,374           2,369,221
                                                    ===============
         Less amount representing
             interest                                                         (343,844)
                                                                        ---------------
         Present value of capital
             lease payments                                                  2,025,377
         Less current portion                                                 (611,775)
                                                                        ---------------
         Long-term obligations under capital leases
                                                                            $1,413,602
                                                                        ===============


In January 2001, the Company amended an existing facilities lease and increased the operating leases' minimum lease payments by a total of approximately $281,000.

Rent expense for the years ended December 31, 2000, 1999 and 1998, was $1,397,475, $1,085,183 and $998,195, respectively.

Cost and accumulated depreciation of equipment and software under capital leases were as follows:


                                                                   Accumulated
                                                  Cost             Depreciation             Net
                                             ----------------    -----------------    ----------------
               December 31, 2000                 $ 2,820,675          $ 1,008,909         $ 1,811,766
               December 31, 1999                 $ 2,583,485          $ 1,490,376         $ 1,093,109


NOTES PAYABLE
In November 2000, the Company amended its existing line of credit with a bank to finance certain leasehold improvements. Under the terms of the amended agreement, the Company can borrow an additional $1.3 million until May 1, 2001. Any outstanding borrowings under the additional credit line at June 1, 2001, convert to a term loan payable over 42 months at the bank's prime rate. Through December 31, 2000, the Company had used $192,000 of the available credit of $1.3 million. The Company's outstanding borrowings under the original credit agreement are also payable monthly with interest at the bank's reference rate minus 0.25 percentage points, resulting in an interest rate of 9.25% at December 31, 2000. There were no amounts outstanding under this line at December 31, 1999. Total outstanding borrowings at December 31, 2000, were $1.0 million. In 2000, the maximum borrowings were $1,049,000, the weighted average borrowings were $865,777, and the weighted average interest rate was 9.14%.

Financial covenants under the agreement require, among other things, that the ratio of liabilities to tangible net worth not exceed 0.3 to 1.0, and that the Company maintain liquid assets such as cash and certificates of deposit, U.S. treasury bills and other obligations of the federal government, and readily marketable securities of at least $20.0 million. The Company was in compliance with these covenants as of December 31, 2000.

RESEARCH AND LICENSE AGREEMENTS
In 2000 and 1999, the Company continued research and exclusive license agreements with various universities for continuing research and license rights to technology related to gene therapy. The agreements generally grant the Company the right to commercialize any product derived from specified technology. Fees paid are expensed as incurred and future obligations on these agreements are not significant.

7.       STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 preferred shares. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding at December 31, 2000 or 1999.

COMMON STOCK

The Company's certificate of incorporation, as amended, authorizes the issuance of up to 40,000,000 common shares. Common stock shares totaling 20,011,244 and 16,201,136 were outstanding at December 31, 2000 and 1999, respectively. On January 20, 2000, the Company completed a public offering of 3,450,000 shares of its common stock, including 450,000 shares issued to cover over-allotments, at a price of $36.50 per share. Proceeds to the Company, net of underwriting fees and offering expenses, were approximately $117.5 million.

STOCK PLAN AND DIRECTORS OPTION PLAN

The Company has a stock plan (Stock Incentive Plan of Vical Incorporated) under which 3,200,000 shares of common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares. The exercise price of stock options must equal at least the fair market value on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to directors which vest at the next annual meeting, options generally vest 25 percent on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan has also limited the number of options that may be granted to any plan participant in a single calendar year to 300,000 shares.

The Company also has a directors stock option plan (Directors Plan) that provides for the issuance to non-employee directors of up to 210,000 shares of the Company's common stock, of which options for 202,500 shares have been granted. It is not anticipated that there will be any future grants under the Directors Plan.

The following table summarizes stock option transactions for the Company's stock option plans for the years ended December 31, 2000, 1999 and 1998:


                                                                Weighted Average       Weighted Average
                                               Shares            Exercise Price      Fair Value of Grants
                                               ------            --------------      --------------------
Outstanding,
  December 31, 1997                             1,442,498             $12.04

Granted                                           580,875             $15.56                $11.12
Exercised                                        (135,228)            $ 7.88
Forfeited                                         (73,100)            $13.99
                                            --------------
Outstanding,
  December 31, 1998                             1,815,045             $13.39

Granted                                           546,900             $17.89                $13.06
Exercised                                        (16,623)             $10.23
Forfeited                                        (50,057)             $15.19
                                            --------------
Outstanding
  December 31, 1999                             2,295,265             $14.45

Granted                                           783,675             $21.18                $15.62
Exercised                                       (487,211)             $11.98
Forfeited                                       (132,322)             $20.26
                                            --------------
Outstanding
  December 31, 2000                             2,459,407             $16.77
                                            ==============


The following table summarizes information about stock options outstanding under the Company's stock option plans at December 31, 2000:


                                          Options Outstanding                             Options Exercisable
------------------------------------------------------------------------------    -------------------------------------
                                               Weighted
                                                Average            Weighted                               Weighted
       Range of             Number             Remaining           Average          Number                 Average
   Exercise Prices       Outstanding       Contractual Life     Exercise Price    Exercisable          Exercise Price
------------------------------------------------------------------------------    -------------------------------------
$ 0.16 - $14.16                652,157            5.9                 $ 11.29              538,472             $ 10.93
$14.19 - $15.50                549,246            7.1                 $ 15.30              386,222             $ 15.27
$15.625 - $17.625              497,585            9.1                 $ 16.67              145,317             $ 16.60
$18.00 - $20.75                589,894            9.1                 $ 20.55              119,973             $ 20.53
$20.93 - $59.06                170,525            9.3                 $ 29.72                1,625             $ 21.47
                        ---------------                                           -----------------

$0.160 - $59.06              2,459,407            7.8                 $ 16.77            1,191,609             $ 14.01
                        ===============                                           =================


The number of shares and weighted average price of options exercisable at December 31, 2000, 1999 and 1998 were 1,191,609 shares at $14.01, 1,219,839 shares at $12.65, and 844,829 shares at $11.53, respectively.

The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recorded for the fair value of the stock options issued under the plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:


                                                            2000                1999                1998
                                                       ----------------    ---------------     ---------------
         Net loss - as reported                          $   8,516,873     $     6,909,217     $     7,480,507
         Net loss - pro forma                            $  15,277,441     $    11,591,993     $    11,645,607
         Net loss per share - as reported                $       (0.43)    $         (0.43)    $         (0.47)
         Net loss per share - pro forma                  $       (0.78)    $         (0.72)    $         (0.74)


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: risk free interest rates of 5.79% (2000),

5.70% (1999), and 5.09% (1998), and expected volatility of 81% (2000) and 71%
(1999 and 1998). An expected option life of 4 (2000) and 5 (1999 and 1998) years and a dividend rate of zero is assumed for the years presented.

8.       RELATED PARTIES

Included in other assets at December 31, 2000 and 1999, is the long-term portion of notes receivable, representing amounts due from certain officers and employees of the Company. Imputed interest is applied at the applicable federal rate. The loan agreements allow for the notes to be forgiven under certain circumstances over the next three years. The long-term portion is $73,333 and $70,000 at December 31, 2000 and 1999, respectively. The current portion, included in receivables and other, is $76,667 and $50,000 at December 31, 2000 and 1999, respectively.

In November 2000, the Company entered into an employment agreement with its current CEO. The agreement provides for certain relocation payments to be paid and for a future non interest-bearing loan of up to $500,000 for the purchase of a residence. Imputed interest will be applied at the applicable federal rate. When this loan is made, it will be secured by a second deed of trust on the residence. If the Company terminates the CEO's employment without "cause," or the CEO resigns for "good reason" (as defined in the agreement), the Company will continue to pay his base compensation for up to twelve months. The Company has one other employment agreement which would require payments for up to six months to an executive officer in the event that officer is terminated without cause or resigns for specified reasons.

9.       INCOME TAXES

As of December 31, 2000, the Company has available net operating loss carryforwards of approximately $47.1 million and research and development credit carryforwards of approximately $5.2 million to reduce future federal income taxes, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service.

Effective September 30, 1999, one of the Company's product candidates, Allovectin-7(R), was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the U.S. Food and Drug Administration (FDA) Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses. Effective April 20, 2000, another of the Company's product candidates, Leuvectin(TM), was granted orphan drug designation for treatment of renal cell carcinoma.

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

The Company has a deferred tax asset of approximately $23.7 million related primarily to its net operating loss and tax credit carryforwards. A valuation allowance has been recognized to offset the entire amount of the deferred tax asset as realization of such asset is uncertain.

10.      EMPLOYEE BENEFIT PLANS

The Company has a net defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company's matching contributions totaled approximately $131,000, $107,000 and $95,000, in 2000, 1999 and 1998, respectively.

11.      SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2000 and 1999, as restated to reflect the change in accounting principle effective January 1, 2000 discussed in Note 2, and a reconciliation of amounts previously reported to the amounts as restated (in thousands, except per share amounts):


2000                                                        March 31,          June 30,            Sept. 30,
----                                                       -------------     --------------      --------------
Revenues as previously reported                            $        998      $       2,764       $       1,430
Impact of accounting change on revenues                             183                183                 183
                                                           ------------      -------------       -------------
Revenues as restated                                       $      1,181              2,947               1,613
                                                           ============      =============       =============

Net loss as reported                                       $     (2,911)     $        (818)      $      (1,870)
Impact of accounting change on revenues                             183                183                 183
Cumulative effect of accounting change                           (1,510)                 -                   -
                                                           ------------      -------------       -------------
Net loss as restated                                       $     (4,238)     $        (635)      $      (1,687)
                                                           ============      =============       =============



                                                            March 31,          June 30,           Sept. 30,
2000                                                        (Restated)        (Restated)          (Restated)         Dec. 31,
----                                                       -------------     --------------      -------------      -----------
Revenues                                                   $      1,181      $       2,947       $      1,613       $    1,879
Research and development costs                                    4,317              4,710              4,524            4,963
Total operating expenses                                          5,647              6,020              5,787            6,325
Net loss before cumulative effect of
  accounting change                                              (2,728)              (635)            (1,687)          (1,957)
Effect of accounting change                                      (1,510)                 -                  -                -
Net loss                                                         (4,238)              (635)            (1,687)          (1,957)
Net loss per common share (basic and diluted):
Loss per share before cumulative effect of                        (0.14)             (0.03)             (0.08)           (0.10)
  accounting change
Effect of accounting change                                       (0.08)                 -                  -                -
Net loss per share                                                (0.22)             (0.03)             (0.08)           (0.10)
Weighted average shares used in per share
  calculation                                                    19,022             19,823             19,896           20,008



1999                                                           March 31,         June 30,         Sept. 30,          Dec. 31,
----                                                        -------------    -------------    --------------    ---------------
Revenues                                                    $      3,281     $      1,253     $       1,229     $        4,948
Research and development                                           3,614            3,738             3,514              4,478
  Costs
Total operating expenses                                           4,627            4,860             4,581              5,652
Net loss                                                            (809)          (3,068)           (2,837)              (195)
Net loss per common
  share (basic and diluted)                                        (0.05)           (0.19)            (0.18)             (0.01)
Weighted average shares used in per share
  calculation                                                     15,953           16,191            16,196             16,200
