Form 10-Q
period 2001-06-30
VICAL INC
filed 2001-08-14
CIK 819050

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days—Yes /x/  No / /.

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at June 30, 2001
20,027,594

VICAL INCORPORATED

FORM 10-Q

TABLE OF CONTENTS

Page No.
COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Balance Sheets as of June 30, 2001, and December 31, 2000	3
Statements of Operations for the Three Months Ended June 30, 2001 and 2000, and for the Six Months Ended June 30, 2001 and 2000	4
Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000	5
Notes to Financial Statements	6
Forward-Looking Statements	8
ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk	20
PART II. OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Security Holders	21
ITEM 6. Exhibits and Reports on Form 8-K	21
SIGNATURES	22
EXHIBIT LIST	23

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,639,427	$16,480,087
Marketable securities—available-for-sale	98,664,603	131,663,766
Receivables and other	3,252,406	4,413,077

Total current assets	146,556,436	152,556,930

Investment, at cost	5,000,000	5,000,000
Property and Equipment:
Equipment	7,829,775	6,978,906
Leasehold improvements	4,305,368	3,062,779

	12,135,143	10,041,685
Less—accumulated depreciation and amortization	(7,159,748)	(6,504,640)

	4,975,395	3,537,045

Patent Costs, net of accumulated amortization	1,811,770	1,638,935
Other Assets	114,607	170,302

	$158,458,208	$162,903,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,155,366	$3,895,531
Current portion of capital lease obligations	743,913	611,775
Current portion of notes payable	657,143	317,764
Current portion of deferred revenue	1,598,542	2,162,474

Total current liabilities	7,154,964	6,987,544

Long-Term Obligations:
Long-term obligations under capital leases	1,672,421	1,413,602
Notes payable	1,302,381	707,869
Deferred revenue	2,454,547	3,000,001

Total long-term obligations	5,429,349	5,121,472

Stockholders' Equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized —none outstanding	—	—
Common stock, $0.01 par value—40,000,000 shares authorized—20,027,594 and 20,011,244 shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively	200,276	200,112
Additional paid-in capital	203,265,394	203,106,680
Accumulated other comprehensive income	824,556	649,658
Accumulated deficit	(58,416,331)	(53,162,254)

Total stockholders' equity	145,873,895	150,794,196

	$158,458,208	$162,903,212

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues:
License/royalty revenue	$725,229	$2,426,713	$2,118,999	$3,225,770
Contract revenue	1,052,508	520,927	2,090,480	902,936

	1,777,737	2,947,640	4,209,479	4,128,706

Operating Expenses:
Research and development	5,274,513	4,710,412	10,489,442	9,027,300
General and administrative	1,918,589	1,309,890	3,673,176	2,639,762

	7,193,102	6,020,302	14,162,618	11,667,062

Loss from operations	(5,415,365)	(3,072,662)	(9,953,139)	(7,538,356)
Investment income	2,206,648	2,472,352	4,831,783	4,249,460
Interest expense	66,950	34,799	132,721	73,514

Loss before cumulative effect of change in accounting principle	(3,275,667)	(635,109)	(5,254,077)	(3,362,410)
Cumulative effect of change in accounting principle	—	—	—	(1,510,036)

Net loss	$(3,275,667)	$(635,109)	$(5,254,077)	$(4,872,446)

Net loss per share (basic and diluted—Note 3):
Loss per share before cumulative effect of change in accounting principle	$(0.16)	$(0.03)	$(0.26)	$(0.17)
Cumulative effect of change in accounting principle (Note 2)	—	—	—	(0.08)

Net loss per share	$(0.16)	$(0.03)	$(0.26)	$(0.25)

Weighted average shares used in computing net loss per share (Note 3)	20,020,921	19,822,669	20,017,538	19,422,295

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(5,254,077)	$(4,872,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	796,447	555,927
Change in operating assets and liabilities:
Receivables and other	1,160,671	(907,609)
Accounts payable and accrued expenses	259,835	(326,588)
Deferred revenue	(1,109,386)	514,415

Net cash used in operating activities	(4,146,510)	(5,036,301)

INVESTING ACTIVITIES:
Sales of marketable securities	113,664,848	26,297,602
Purchases of marketable securities	(80,490,787)	(115,125,327)
Capital expenditures	(1,401,475)	(878,888)
Deposits and other	55,695	53,454
Patent expenditures	(238,512)	(149,285)

Net cash provided from (used in) investing activities	31,589,769	(89,802,444)

FINANCING ACTIVITIES:
Issuance of common stock, net	158,878	119,082,711
Proceeds from notes payable	1,107,700	999,587
Payments on notes payable	(173,810)	(106,474)
Principal payments under capital lease obligations	(376,687)	(338,289)

Net cash provided from financing activities	716,081	119,637,535

Net increase in cash and cash equivalents	28,159,340	24,798,790
Cash and cash equivalents at beginning of period	16,480,087	11,149,587

Cash and cash equivalents at end of period	$44,639,427	$35,948,377

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Investment in preferred stock of Vascular Genetics Inc. in exchange for grant of license	$—	$5,000,000

Equipment acquired under capital lease financing	$767,645	$746,746

Interest Paid	$132,721	$73,512

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

    Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. We are currently focusing our resources on the development of our naked DNA and related technologies.

Basis of Presentation

    The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 2001, and for the three-month periods and six-month periods ended June 30, 2001 and 2000, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For a presentation including all disclosures required by accounting principles generally accepted in the United States, these financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

2. CHANGE IN ACCOUNTING PRINCIPLE

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101—"Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Vical implemented SAB 101 in the fourth quarter of 2000 by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations for the six-month period ended June 30, 2000, reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $1.5 million. Accordingly, revenues for the three-month and six-month periods ended June 30, 2000, were increased by $0.2 million and $0.4 million, respectively, to reflect the recognition of the deferred license revenue arising from the SAB 101 adjustment.

3. NET LOSS PER SHARE

    Net loss per share (basic and diluted) for the three-month and six-month periods ended June 30, 2001 and 2000, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options, as the effect would be antidilutive.

4. COMPREHENSIVE LOSS

    Accumulated other comprehensive income represents net unrealized gains on marketable securities. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. For the three-month periods ended June 30, 2001 and 2000, other comprehensive loss was $0.3 million and other comprehensive income was $0.0 million, respectively, and total comprehensive loss was $3.6 million and $0.6 million, respectively. For the six-month periods ended June 30, 2001 and 2000, other comprehensive income was $0.2 million and other comprehensive loss was $0.1 million, respectively, and total comprehensive loss was $5.1 million and $4.9 million, respectively.

5. COMMITMENTS

    At June 1, 2001, we had borrowed up to the limit of our $2.3 million line of credit for certain leasehold improvements, and the borrowings converted to a term loan payable over 42 months at the bank's prime rate. Outstanding borrowings under the agreement were $2.0 million at June 30, 2001.

6. STOCK INCENTIVE PLAN

    At the May 30, 2001, Annual Meeting of Stockholders, the stockholders approved an amendment to the Stock Incentive Plan to increase the number of stock options available for grant under the plan from 3,200,000 shares to 4,200,000 shares.

7. SUBSEQUENT EVENT

    In July 2001, Merial, a joint venture between Merck and Co., Inc. and Aventis S.A., extended options under a 1995 agreement to develop and commercialize vaccines for animal health applications using Vical's patented naked DNA technology.

    In exchange for payment to Vical of $1.0 million, Merial will receive a renewable one-year extension of its options against additional infectious disease targets in domesticated animals. If Merial renews its option extension or exercises additional options, Vical would receive further payments. Vical would also receive royalty payments on sales of any vaccines covered by the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We were incorporated in April 1987 and have devoted substantially all of our resources since that time to our research and development programs. To date, we have not received revenues from the sale of products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs and the cost of preclinical studies and clinical trials. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of June 30, 2001, our accumulated deficit was approximately $58.4 million.

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

    We reported interim data for 73 patients who received at least one injection of Allovectin-7® (intent-to-treat patient population), including 54 patients who received at least one full treatment cycle (evaluable patient population). The conclusions based on these data were that the median duration of response and response rate to date confirm the activity of Allovectin-7®, and that the safety profile of Allovectin-7® remains excellent in comparison to approved treatments for metastatic melanoma. Several patients are still in treatment or follow-up under the Phase II trial, and final results are expected by year-end 2001. In addition, a concurrent Phase III Allovectin-7® registration trial is expected to complete enrollment of patients with newly diagnosed metastatic melanoma in the third quarter of 2001.

    In the Phase II registration trial, treatment with Allovectin-7® resulted in a reduction in total tumor burden of 50 percent or more (systemic clinical responses) in 14.8 percent of the evaluable patients with a current median duration of response of 4.9 months. Two of the patients experienced complete responses in which all detectable tumors were eliminated. An additional 25.9 percent of the evaluable patients achieved stable disease, some with reductions in total tumor burden that are significant but did not reach 50 percent. On an intent-to-treat basis, 10.9 percent of the patients experienced systemic clinical responses, and an additional 19.2 percent achieved stable disease. The trial enrolled patients who have failed other treatments. All but 1 percent of the drug-related side effects were mild or moderate. The trial endpoints of a 15 percent response rate and better than a four-month median duration of response are based on the intent-to-treat patient population. Melanoma is currently treated with chemotherapy, biotherapy, or combinations of chemotherapy and biotherapy. Toxicity with such treatments is often significant, resulting in serious or life-threatening side effects in 50 percent or more of the patients treated.

    The U.S. Food and Drug Administration, FDA, has reconfirmed that our Phase II and III trial designs could support registration of Allovectin-7® for melanoma. Written comments received from the FDA reconfirmed the acceptability of our registration program to support marketing approval if the data meet the study objectives, and if we also meet product manufacturing and other typical regulatory requirements. A robust clinical outcome in one of the Phase III trial's two endpoints, with no detriment in the other, would be sufficient to warrant consideration for marketing approval. In addition, the FDA reconfirmed that the Phase II registration trial could, on its own, be the basis for marketing approval, if the data meet the clinical endpoints. The FDA further confirmed that data from the Phase II trial and prior trials could support an application for market approval based on Phase III trial results, assuming that the Phase III data profile is consistent with experience from the prior trials.

    In February 2001, we also started a multi-center Phase II Allovectin-7® trial in up to 80 patients with late-stage metastatic melanoma to identify if significantly higher doses of Allovectin-7® and/or the injection of multiple lesions further enhances efficacy. Previous trials have used very low, 10 mcg, doses of Allovectin-7® delivered to a single tumor lesion. Allovectin-7®'s current safety profile allowed us to design this new trial to test higher doses, up to 2 mg, a 200-fold increase, of Allovectin-7®, and delivery to as many as five tumor lesions.

    Allovectin-7® is also in Phase II clinical testing for patients with cancer of the head and neck. Based on recently reported data, in February 2001, we announced the initiation of a multi-center Phase II trial with Allovectin-7® in up to 25 patients scheduled for surgical treatment of early-stage cancer of the oral cavity and oropharynx.

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

    As announced in April 2001, we discontinued our Phase II trial with Leuvectin™ for patients with metastatic kidney cancer because the efficacy did not meet interim targets required to continue the trial. We are nearly finished with our investigation into this matter which will then allow further discussion of our Leuvectin™ development plans.

    Vaxid, a cancer vaccine intended to prevent recurrence of low-grade, non-Hodgkin's B-cell lymphoma, is in a Phase I/II clinical trial in a collaboration with Stanford University Medical Center. In March 2001, we announced positive safety and immunogenicity results in the Phase I/II trial of Vaxid, a patient-specific naked DNA vaccine for low-grade, non-Hodgkin's, B-cell lymphoma. Vaxid was not only well tolerated in these patients, but also generated both cellular and humoral immune responses. We are supporting clinical testing of a cancer vaccine for the treatment of advanced metastatic melanoma in a collaboration with the National Cancer Institute, or NCI.

    We are developing our cancer product candidates independently, while developing vaccine product candidates for infectious diseases primarily in collaboration with corporate partners Merck and Aventis Pasteur. We have a license agreement allowing Centocor to use our naked DNA technology to develop and market specific gene-based vaccines for the potential treatment of certain types of cancer. We have agreements with Boston Scientific for the use of our technology in catheter-based intravascular gene delivery. We have agreements with Aventis Pharma to use our gene delivery technology to deliver neurological proteins for neurodegenerative diseases and to deliver a growth factor gene for which Aventis Pharma holds rights. We have agreements with Pfizer for use of our technology for DNA-based delivery of therapeutic proteins in animal health applications and with Merial for use of our technology for DNA vaccines in animal infectious disease targets.

    We have a reciprocal royalty-bearing license agreement with Human Genome Sciences, HGS, under which we have the option to license exclusively up to three genes from HGS for gene-based product development. HGS has the option to license our patented naked DNA gene delivery technology for use in up to three gene-based products. Each party has until September 30, 2004, to exercise their respective options. In addition, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, a company in which HGS is a major shareholder, for naked DNA delivery of Vascular Endothelial Growth Factor-2, a protein with potential use for revascularization. The VGI trials were placed on clinical hold by the FDA in 2000. VGI is in continued communications with the FDA to resolve the hold.

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

    We are collaborating with Aventis Pasteur and the U.S. Naval Medical Research Center to develop a DNA vaccine against malaria. We and the Office of Naval Research have an agreement for the development of a potential naked DNA vaccine to prevent malaria. The agreement, as amended in June 2001, could provide us up to approximately $5.5 million of funding through December 31, 2001. Through June 30, 2001, we had recognized revenue of $4.4 million of the total contract amount. In August 2000, we initiated a Phase II clinical trial to test the safety and efficacy of a naked DNA vaccine to prevent infection by the malaria parasite.

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

    In June 2001, we announced that Alan Dow joined us as Vice President and General Counsel. In June 2001, we also announced that Deirdre Gillespie, our Chief Operating Officer, and George Gray, our Vice President, Operations, had left the company. In July 2001, Dale Smith, a member of our Board of Directors, passed away.

    In July 2001, Merial, a joint venture between Merck and Co., Inc. and Aventis S.A., extended options under a 1995 agreement to develop and commercialize vaccines for animal health applications using our patented naked DNA technology.

    In exchange for payment of $1.0 million, Merial will receive a renewable one-year extension of its options against additional infectious disease targets in domesticated animals. If Merial renews its option extension or exercises additional options, we would receive further payments. We would also receive royalty payments on sales of any vaccines covered by the agreement.

    Our product candidates or those of our collaborators may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by us or our collaborators.

Results of Operations

    Revenues of $1.8 million were recorded for the quarter ended June 30, 2001. License revenue of $0.7 million for the three months ended June 30, 2001, represented recognition of deferred license fees of $0.5 million from Pfizer and Vascular Genetics Inc., VGI, and royalty revenue of $0.3 million. License revenue of $2.1 million for the six months ended June 30, 2001, consisted of recognition of a milestone payment of $0.5 million from Centocor and recognition of deferred license fees of $1.1 million from Merial, Pfizer and VGI, and royalty and other revenue of $0.5 million. Contract revenue for the three-month and six-month periods ended June 30, 2001, of $1.1 million and $2.1 million, respectively, included revenues from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria, revenue from contracts and grants with National Institutes of Health, NIH, and revenue from Pfizer. Our agreement with the Office of Naval Research could provide us with up to approximately $5.5 million in funding and was amended in June 2001 to extend the agreement to December 31, 2001. Through June 30, 2001, we had recognized revenue of $4.4 million of the total contract amount.

    Revenues of $2.9 million were recorded for the quarter ended June 30, 2000. License revenue of $2.4 million for the three months ended June 30, 2000 primarily represented $1.5 million of license fees for a license agreement with Aventis Pharma. License revenue also included recognition of deferred license fees of $0.7 million from Merial, Pfizer and VGI and royalty and other revenue of $0.3 million. License revenue of $3.2 million for the six months ended June 30, 2000, consisted of $1.5 million of license fees from Aventis Pharma, recognition of deferred license fees of $1.2 million from Merial, Pfizer and VGI, and royalty and other revenue of $0.5 million. Contract revenue recognized for the three-month and six-month periods ended June 30, 2000, of $0.5 million and $0.9 million, respectively, included revenues from the contract with the Office of Naval Research, revenue from grants with NIH, and revenue from Pfizer and other agreements.

    Our total operating expenses for the quarter ended June 30, 2001, were $7.2 million compared with $6.0 million for the second quarter of 2000. Total operating expenses for the six months ended June 30, 2001 and 2000, were $14.2 million and $11.7 million, respectively. Research and development expenses increased to $5.3 million for the three months ended June 30, 2001, from $4.7 million for the same period in 2000. For the six months ended June 30, 2001, research and development expenses were $10.5 million compared to $9.0 million for the same period in 2000. The increase in research and development expenses generally was due to increased preclinical costs, and increased facilities and personnel-related costs. General and administrative expenses increased to $1.9 million for the three months ended June 30, 2001, from $1.3 million for the same period in 2000. General and administrative expenses for the six months ended June 30, 2001, were $3.7 million compared with $2.6 million for the same period in 2000. The increase in general and administrative expenses in 2001 primarily is attributable to increased professional fees related to corporate communications, recruiting and business development activities, and due to increased facilities and personnel-related costs in support of the expanded research and development activities.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101—"Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. We implemented SAB 101 in the fourth quarter of 2000 by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations for the six-month period ended June 30, 2000, reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $1.5 million, or approximately $0.08 per share. Accordingly, revenue for each of the quarters ended March 31, 2000 and June 30, 2000, was increased by $0.2 million to reflect the recognition of the deferred license revenue arising from the SAB 101 adjustment.

    Investment income for the three-month period ended June 30, 2001, was $2.2 million and included realized gains on investments sold of $0.3 million. Investment income for the three-months ended June 30, 2000, was $2.5 million. The decrease is due to lower rates of return. For the six months ended June 30, 2001 and 2000, investment income was $4.8 million and $4.2 million, respectively. The increase for the six month period is a result of higher investment balances due to the January 2000 sale of 3,450,000 shares of our common stock in a public offering which raised net proceeds of approximately $117.5 million, and due to gains on sale of investments. Investment income for the six months ended June 30, 2001, included realized gains on investments sold of $0.6 million.

    The net loss was $0.16 per share for the three months ended June 30, 2001, compared with a net loss of $0.03 per share for the same period in the prior year. For the six months ended June 30, 2001, the net loss was $0.26 per share compared with a net loss of $0.25 per share for the same period in the prior year. For the six months ended June 30, 2000, the net loss included an $0.08 per share loss for the effect of a change in accounting principle. We expect to incur losses throughout the remainder of 2001 and for our net burn rate to fall between $10 million and $13 million for the year ending December 31, 2001.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. As of June 30, 2001, we had working capital of approximately $139.4 million compared with $145.6 million at December 31, 2000. Cash and marketable securities totaled approximately $143.3 million at June 30, 2001, compared with $148.1 million at December 31, 2000. During the quarter ended June 30, 2001, we fully utilized our unsecured line of credit agreement with a bank to provide financing for leasehold improvements of up to $2.3 million. Outstanding borrowings under the agreement were $2.0 million at June 30, 2001.

    We expect to incur substantial additional research and development expenses and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical testing and clinical trials, outside services and facilities, and costs to maintain and enhance our intellectual property. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, and commercialization activities and arrangements. We intend to seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We cannot assure that additional financing will be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2002.

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

  We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

    We have not sold any products and do not expect to sell any products for the next few years. For the period from our inception to June 30, 2001, we have incurred cumulative net losses totaling approximately $58.4 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

  The Company May Suffer Adverse Effects Due to the Impact of Electric Energy Blackouts and Higher Energy Costs.

    Demand for electric power has exceeded supply in California periodically. To respond to this situation when it arises, the California Independent System Operator, ISO, which is responsible for purchasing electricity from electricity generating companies, subjects areas to rolling blackouts by shutting off power to selected areas. We have incurred some blackouts and we may incur more in the future. We are unable to predict when these blackouts might occur or how long they will last. Our operations could be adversely impacted depending upon the frequency and duration of such blackouts. Further, energy prices may increase due to demand exceeding supply. We are subject to price escalation depending upon the price that the ISO has to pay to electricity providers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. No investments in equity securities are made in our investment portfolio of marketable securities and cash equivalents. Our investment guidelines require that no security mature beyond three years. The average maturity is approximately nine months. Our investments in marketable securities and cash equivalents are all classified as available-for-sale securities. At June 30, 2001, the unrealized gain on marketable securities was $0.8 million.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
On May 30, 2001, the Company held its Annual Meeting of Stockholders. The following actions were taken at the annual meeting. As of the record date, 20,015,344 shares of our common stock were outstanding and entitled to vote.

    The following Class III directors were elected:

    (i)
    Patrick F. Latterell—17,207,328 shares voted in favor of the nominee, 419,548 withheld their vote.

    (ii)
    Gary A. Lyons—17,207,598 shares voted in favor of the nominee, 419,278 withheld their vote.

    (iii)
    Dale A. Smith—17,198,303 shares voted in favor of the nominee, 428,573 withheld their vote. On July 23, 2001, Dale A. Smith passed away.

  The Company's Class I directors, Vijay B. Samant and Philip M. Young, continue in office until 2002. The Company's Class II directors, R. Gordon Douglas and M. Blake Ingle, continue in office until 2003.

(b)
The amendment and restatement of the Stock Incentive Plan of Vical Incorporated was approved. Shares voted for the proposal were 14,421,338, with 3,133,311 shares voted against, 72,227 shares abstained and no broker non-votes.

(c)
The selection of the Company's independent auditors was ratified. Shares voted in favor of the proposal were 17,553,304, with 45,116 shares voted against the proposal and 28,456 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    Exhibit 10.24    Employment Agreement dated May 30, 2001, between Vical Incorporated and Alan E. Dow

(b)
Reports on Form 8-K

  None

VICAL INCORPORATED

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

VICAL INCORPORATED
Date: August 13, 2001	By:	/s/ MARTHA J. DEMSKI Martha J. Demski Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant's Principal Financial and Accounting Officer)

Exhibit Number	Description of Document
1. Exhibit 10.24	Employment Agreement dated May 30, 2001, between Vical Incorporated and Alan E. Dow

QuickLinks

VICAL INCORPORATED FORM 10-Q TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
VICAL INCORPORATED BALANCE SHEETS
VICAL INCORPORATED STATEMENTS OF OPERATIONS (Unaudited)
VICAL INCORPORATED STATEMENTS OF CASH FLOWS (Unaudited)
VICAL INCORPORATED NOTES TO FINANCIAL STATEMENTS JUNE 30, 2001 (UNAUDITED)
FORWARD-LOOKING STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES