Form 10-Q
period 2001-09-30
VICAL INC
filed 2001-11-14
CIK 819050

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21088

VICAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0948554 (I.R.S. Employer Identification No.)

9373 Towne Centre Dr., Suite 100, San Diego, California 92121
(Address of principal executive offices) (Zip code)

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

Total shares of common stock outstanding at September 30, 2001
20,053,444

VICAL INCORPORATED
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$65,269,506	$16,480,087
Marketable securities — available-for-sale	76,867,636	131,663,766
Receivables and other	2,790,387	4,413,077

Total current assets	144,927,529	152,556,930

Investment, at cost	5,000,000	5,000,000
Property and Equipment:
Equipment	8,286,158	6,978,906
Leasehold improvements	4,606,204	3,062,779

	12,892,362	10,041,685
Less — accumulated depreciation and amortization	(7,538,719)	(6,504,640)

	5,353,643	3,537,045
Patent Costs, net of accumulated amortization	1,874,435	1,638,935
Other Assets	89,095	170,302

	$157,244,702	$162,903,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,673,634	$3,895,531
Current portion of capital lease obligations	843,965	611,775
Current portion of notes payable	657,143	317,764
Current portion of deferred revenue	2,071,579	2,162,474

Total current liabilities	8,246,321	6,987,544

Long-Term Obligations:
Long-term obligations under capital leases	1,827,201	1,413,602
Notes payable	1,138,095	707,869
Deferred revenue	2,181,820	3,000,001

Total long-term obligations	5,147,116	5,121,472

Stockholders' Equity:
Preferred stock, $0.01 par value — 5,000,000 shares authorized —none outstanding	—	—
Common stock, $0.01 par value — 40,000,000 shares authorized — 20,053,444 and 20,011,244 shares issued and outstanding at September 30, 2001, and December 31, 2000, respectively	200,534	200,112
Additional paid-in capital	203,385,376	203,106,680
Accumulated other comprehensive income	1,238,201	649,658
Accumulated deficit	(60,972,846)	(53,162,254)

Total stockholders' equity	143,851,265	150,794,196

	$157,244,702	$162,903,212

See accompanying notes.

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues:
License/royalty revenue	$1,562,346	$906,959	$3,681,345	$4,132,729
Contract revenue	823,335	705,983	2,913,815	1,608,919

	2,385,681	1,612,942	6,595,160	5,741,648

Operating Expenses:
Research and development	5,320,615	4,524,154	15,810,057	13,551,454
General and administrative	1,582,252	1,263,224	5,255,428	3,902,986

	6,902,867	5,787,378	21,065,485	17,454,440

Loss from operations	(4,517,186)	(4,174,436)	(14,470,325)	(11,712,792)
Investment income	2,045,881	2,551,963	6,877,664	6,801,423
Interest expense	85,210	65,263	217,931	138,777

Loss before cumulative effect of change in accounting principle	(2,556,515)	(1,687,736)	(7,810,592)	(5,050,146)
Cumulative effect of change in accounting principle	—	—	—	(1,510,036)

Net loss	$(2,556,515)	$(1,687,736)	$(7,810,592)	$(6,560,182)

Net loss per share (basic and diluted):
Loss per share before cumulative effect of change in accounting principle	$(0.13)	$(0.08)	$(0.39)	$(0.26)
Cumulative effect of change in accounting principle	—	—	—	(0.08)

Net loss per share	$(0.13)	$(0.08)	$(0.39)	$(0.34)

Weighted average shares used in computing net loss per share	20,039,774	19,896,427	20,025,032	19,581,493

See accompanying notes.

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2001	2000
OPERATING ACTIVITIES:
Net loss	$(7,810,592)	$(6,560,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,280,750	877,330
Deferred compensation	17,715	—
Change in operating assets and liabilities:
Receivables and other	1,622,690	604,989
Accounts payable and accrued expenses	778,104	(757,178)
Deferred revenue	(909,075)	(276,430)

Net cash used in operating activities	(5,020,408)	(6,111,471)

INVESTING ACTIVITIES:
Sales of marketable securities	163,850,743	50,113,422
Purchases of marketable securities	(108,466,070)	(153,978,555)
Capital expenditures	(1,764,498)	(1,133,214)
Deposits and other	81,207	6,535
Patent expenditures	(338,121)	(251,154)

Net cash provided from (used in) investing activities	53,363,261	(105,242,966)

FINANCING ACTIVITIES:
Issuance of common stock, net	261,403	119,769,877
Proceeds from notes payable	1,107,700	999,587
Payments on notes payable	(338,095)	(201,713)
Principal payments under capital lease obligations	(584,442)	(576,527)

Net cash provided from financing activities	446,566	119,991,224

Net increase in cash and cash equivalents	48,789,419	8,636,787
Cash and cash equivalents at beginning of period	16,480,087	11,149,587

Cash and cash equivalents at end of period	$65,269,506	$19,786,374

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Investment in preferred stock of Vascular Genetics Inc. in exchange for grant of license	$—	$5,000,000

Equipment acquired under capital lease financing	$1,230,230	$1,072,536

Interest Paid	$217,931	$138,777

See accompanying notes.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(UNAUDITED)

1. ORGANIZATION AND BASIS OF PRESENTATION

Organization

    Vical was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. We are currently focusing our resources on the development of our naked DNA and related technologies.

Basis of Presentation

    The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 2001, and for the three-month periods and nine-month periods ended September 30, 2001 and 2000, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000, included in the Vical Incorporated Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

2. CHANGE IN ACCOUNTING PRINCIPLE

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101—"Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Vical implemented SAB 101 in the fourth quarter of 2000 by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations for the nine-month period ended September 30, 2000, reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $1.5 million. Accordingly, revenues for the three-month and nine-month periods ended September 30, 2000, were increased by $0.2 million and $0.6 million, respectively, to reflect the recognition of the deferred license revenue arising from the SAB 101 adjustment.

3. NET LOSS PER SHARE

    Net loss per share (basic and diluted) for the three-month and nine-month periods ended September 30, 2001 and 2000, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options, as the effect would be antidilutive.

4. COMPREHENSIVE LOSS

    Accumulated other comprehensive income represents net unrealized gains on marketable securities. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. For the three-month periods ended September 30, 2001 and 2000, other comprehensive income was $0.4 million and $0.3 million, respectively, and total comprehensive loss was $2.1 million and $1.4 million, respectively. For the nine-month periods ended September 30, 2001 and 2000, other comprehensive income was $0.6 million and $0.2 million, respectively, and total comprehensive loss was $7.2 million and $6.3 million, respectively.

5. NOTES PAYABLE

    In 2001, we borrowed $1.0 million from a bank to finance certain leasehold improvements. At June 1, 2001, the borrowings converted to a term loan payable over 42 months at the bank's prime rate, which was 6 percent at September 30, 2001. At September 30, 2001, outstanding borrowings under the bank agreement were $1.8 million, including loans made in 2000 which currently bear interest at 5.75 percent.

6. STOCKHOLDERS' EQUITY

    At the May 30, 2001, Annual Meeting of Stockholders, the stockholders approved an amendment to the Stock Incentive Plan to increase the number of stock options available for grant under the plan from 3,200,000 shares to 4,200,000 shares.

    In September 2001, Vical created a Scientific Advisory Board composed of non-employee advisors. These advisors were issued 60,000 options under the Vical Stock Incentive Plan at an exercise price of $11.63. The options expire on September 4, 2011. The estimated fair value of these options is being amortized to expense over the four-year vesting period of the options. Compensation expense of $17,715 is reflected in the accompanying statement of operations for the three and nine months ended September 30, 2001. The estimated fair value of the options will be remeasured at each quarter end and compensation expense will be recognized based on the measured fair value.

7. SUBSEQUENT EVENTS

    In October 2001, we announced our intention to appeal the ruling by the Opposition Division of the European Patent Office revoking on formal grounds our EP 0 465 529 patent covering the nonviral delivery of genetic material. According to European patent procedures, issued patents may be opposed by parties interested in challenging the issued claims. The '529 patent covering our core DNA delivery technology was issued in 1998 and was subsequently opposed by seven companies. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. We have consistently declared our intent to vigorously defend our patent position in the European opposition proceedings. Our appeal will seek to overturn the revocation.

    In November 2001, we received a $3.0 million payment from Merck in accordance with our licensing agreement. The payment extends the term of Merck's worldwide rights to use our naked DNA technology to develop and market therapeutic vaccines against both human immunodeficiency virus (HIV) and the hepatitis B virus (HBV). We expect to recognize this $3.0 million as license revenue in the fourth quarter of 2001.

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
  "projection," and

  •
  "outlook."

    You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

  •
  clinical trial results,

  •
  obtaining and maintaining regulatory approval,

  •
  market acceptance of and continuing demand for our products,

  •
  the attainment of patent protection for any of these products,

  •
  the impact of competitive products, pricing and reimbursement policies,

  •
  our ability to obtain additional financing to support our operations,

  •
  the continuation of our corporate collaborations, and

  •
  changing market conditions (and other risks detailed below).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    We were incorporated in April 1987 and have devoted substantially all of our resources since that time to our research and development programs. To date, we have not received revenues from the sale of products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs and the cost of preclinical studies and clinical trials. Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of September 30, 2001, our accumulated deficit was approximately $61.0 million.

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

    In addition, we collaborate with major pharmaceutical companies and biotechnology companies that give us access to complementary technologies or greater resources. These corporate collaborations provide us with mutually beneficial opportunities to expand our product pipeline and serve significant unmet medical needs.

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

    We reported interim data for 73 patients who received at least one injection of Allovectin-7® (intent-to-treat patient population), including 54 patients who received at least one full treatment cycle (evaluable patient population). The conclusions based on these data were that the median duration of response and response rate to date confirm the activity of Allovectin-7®, and that the safety profile of Allovectin-7® remains excellent in comparison to approved treatments for metastatic melanoma. One patient is still in follow-up under the Phase II trial, and final results are expected by year-end 2001. In addition, a concurrent Phase III Allovectin-7® registration trial completed enrollment of patients with newly diagnosed metastatic melanoma in the third quarter of 2001.

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

    The U.S. Food and Drug Administration, FDA, has reconfirmed that our Phase II and III trial designs could support registration of Allovectin-7®for melanoma. Written comments received from the FDA reconfirmed the acceptability of our registration program to support marketing approval if the data meet the study objectives, and if we also meet product manufacturing and other typical regulatory requirements. A robust clinical outcome in one of the Phase III trial's two endpoints, with no detriment in the other, would be sufficient to warrant consideration for marketing approval. In addition, the FDA reconfirmed that the Phase II registration trial could, on its own, be the basis for marketing approval, if the data meet the clinical endpoints. The FDA further confirmed that data from the Phase II trial and prior trials could support an application for market approval based on Phase III trial results, assuming that the Phase III data profile is consistent with experience from the prior trials.

    In February 2001, we also started a multi-center Phase II Allovectin-7® trial in up to 80 patients with late-stage metastatic melanoma to identify if significantly higher doses of Allovectin-7® and/or the injection of multiple lesions further enhances efficacy. Previous trials have used very low, 10 ug, doses of Allovectin-7® delivered to a single tumor lesion. Allovectin-7®'s current safety profile allowed us to design this new trial to test higher doses, up to 2 mg, a 200-fold increase, of Allovectin-7®, and delivery to as many as five tumor lesions.

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

    As announced in April 2001, we discontinued our Phase II trial with Leuvectin™ for patients with metastatic kidney cancer because the efficacy did not meet interim targets required to continue the trial. We are nearing completion of our investigation into this matter, which will then allow further evaluation of our Leuvectin™ development plans.

    Vaxid, a cancer vaccine intended to prevent recurrence of low-grade, non-Hodgkin's B-cell lymphoma, is in a Phase I/II clinical trial in a collaboration with Stanford University Medical Center. In March 2001, we announced positive safety and immunogenicity results in the Phase I/II trial of Vaxid, a patient-specific naked DNA vaccine for low-grade, non-Hodgkin's, B-cell lymphoma. Vaxidwas not only well tolerated in these patients, but also generated both cellular and humoral immune responses. We also funded clinical testing of a cancer vaccine for the treatment of advanced metastatic melanoma in a collaboration with the National Cancer Institute, or NCI. Our funding of this program ended in October 2001.

    We are developing our cancer product candidates independently, while developing vaccine product candidates for infectious diseases primarily in collaboration with our corporate partners Merck and Aventis Pasteur. We have a license agreement allowing Centocor to use our naked DNA technology to develop and market specific gene-based vaccines for the potential treatment of certain types of cancer. We have agreements with Boston Scientific for the use of our technology in catheter-based intravascular gene delivery. We have agreements with Aventis Pharma to use our gene delivery technology to deliver neurological proteins for neurodegenerative diseases and to deliver a growth factor gene for which Aventis Pharma holds rights. We have agreements with Pfizer for use of our technology for DNA-based delivery of therapeutic proteins in animal health applications and with Merial for use of our technology for DNA vaccines in animal infectious disease targets.

    We have a reciprocal royalty-bearing license agreement with Human Genome Sciences, HGS, under which we have the option to license exclusively up to three genes from HGS for gene-based product development. HGS has the option to license our patented naked DNA gene delivery technology for use in up to three gene-based products. Each party has until September 30, 2004, to exercise their respective options. In addition, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, a company in which HGS is a major shareholder, for naked DNA delivery of Vascular Endothelial Growth Factor-2, a protein with potential use for revascularization. The VGI trials were placed on clinical hold by the FDA in 2000. We learned from VGI in October 2001 that their Phase II development program is off clinical hold, and advancing toward new trials.

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

    In November 2001, we received a $3.0 million payment from Merck in accordance with our licensing agreement. The payment extends the term of Merck's worldwide rights to use our naked DNA technology to develop and market therapeutic vaccines against both human immunodeficiency virus (HIV) and the hepatitis B virus (HBV). We expect to recognize this $3.0 million as license revenue in the fourth quarter of 2001.

    We currently are in discussions with Aventis Pasteur concerning a possible renegotiation of the terms of an agreement in which Aventis Pasteur licensed our naked DNA vaccination technology for a total of four preventive vaccine targets.

    We are collaborating with the U.S. Naval Medical Research Center to develop a DNA vaccine against malaria. We and the Office of Naval Research have an agreement for the development of a potential naked DNA vaccine to prevent malaria. The agreement, as amended in June 2001, could provide us up to approximately $5.5 million of funding through December 31, 2001. Through September 30, 2001, we had recognized revenue of $4.8 million of the total contract amount. In August 2000, we initiated a Phase II clinical trial to test the safety and efficacy of a naked DNA vaccine to prevent infection by the malaria parasite.

    The U.S. Navy presented trial results at the 50th Annual Meeting of the American Society of Tropical Medicine and Hygiene in November 2001. Results indicated that vaccination was safe and well-tolerated, and caused specific T-cell immune responses against encoded antigens. Although all volunteers contracted the disease, measurements after the challenge indicated specific antibody and T-cell immune responses, and were stronger in volunteers receiving the vaccine than in volunteers who did not receive the vaccine, suggesting a vaccine-induced prime and parasite-induced boost effect. Results of this trial provide the basis for planning further development toward a malaria vaccine product.

    In April 2001, we were issued U.S. Patent No. 6,214,804, which expands our broad ownership of naked DNA gene delivery technologies by including administration of naked DNA into any tissue for the purpose of inducing an immune response. This patent effectively renews and reinforces our previously issued patent covering naked DNA injection into muscle or skin to stimulate an immune response systemically. Moreover, it generally covers both systemic and local administration of naked DNA vaccines. Local administration may alter the characteristics of the body's immune response, providing potentially improved immunity against certain diseases. For example, naked DNA vaccination via pulmonary or intranasal delivery may prove beneficial for certain diseases which have so far proven unresponsive to conventional vaccination. In May 2001, we were issued U.S. Patent No. 6,228,844, which covers naked DNA delivery of Vascular Endothelial Growth Factor (VEGF) to the heart to promote the growth of blood vessels.

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

    In September 2001, we completed enrollment of 200 patients in a randomized, controlled Phase III registration trial to evaluate the safety and efficacy of Allovectin-7® for the treatment of chemotherapy-naïve patients with metastatic melanoma. The Phase III trial design allowed for as many as 280 patients. We chose to complete enrollment at 200 patients based on discussions with the U.S. Food and Drug Administration (FDA) in March 2001 and a statistical analysis showing that this number would be sufficient to demonstrate the required robust clinical outcome in one of the trial's primary endpoints, improvement in time to disease progression.

    In September 2001, we announced the formation of a Scientific Advisory Board (SAB) including academic and industry leaders from the fields most relevant to our future development. The individuals named to the board are internationally recognized for their important contributions to fields such as gene therapy, vaccines, oncology, drug delivery and genomics.

    In October 2001, we announced the issuance of U.S. Patent No. 6,297,219, to which Vical has licensed exclusive commercial rights from the University of Michigan, and which broadly covers direct injection of genetic material into tumors or surrounding tissue using viral, lipid-based or other non-viral gene delivery compositions. Our patents now cover both viral and non-viral methods of gene delivery for the treatment of cancer, extending our leading position in gene-based therapies.

    Our two lead product candidates, Allovectin-7® and Leuvectin™, both involve direct injection of genetic material into tumors or surrounding tissue using lipids to facilitate delivery. We hold additional patents covering specific aspects of these product candidates. Overall, the company has more than 400 issued or pending patents worldwide, with extensive coverage in the field of naked DNA gene delivery for DNA vaccination and gene-based protein delivery. This new patent broadens our coverage for gene delivery beyond naked DNA to include other methods currently in use by ourselves and others for potential cancer therapeutics.

    In October 2001, we announced our intention to appeal the ruling by the Opposition Division of the European Patent Office revoking on formal grounds our EP 0 465 529 patent covering the nonviral delivery of genetic material. According to European patent procedures, issued patents may be opposed by parties interested in challenging the issued claims. The '529 patent covering our core DNA delivery technology was issued in 1998 and was subsequently opposed by seven companies. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. We have consistently declared our intent to vigorously defend our patent position in the European oppositon proceedings. Our appeal will seek to overturn the revocation.

    In October 2001, we entered into an exclusive agreement with Ichor Medical Systems, Inc. to develop products based on our naked DNA technology and delivered using Ichor's proprietary electroporation systems. Ichor's patented TriGrid™ electroporation technology is a physical means of increasing cellular uptake of therapeutic agents. Collaborative research has demonstrated a synergistic effect in the gene-based delivery of therapeutic proteins. We are now applying this innovative approach toward the initial development of selected products.

    Our product candidates or those of our collaborators may not prove to be safe and effective in clinical trials and no commercially successful products may ultimately be developed by us or our collaborators.

Management Changes

    Substantial changes have been made in 2001 to our senior management ranks. In June, Alan Dow joined us as Vice President and General Counsel, while Deirdre Gillespie, our Chief Operating Officer, and George Gray, our Vice President, Operations, left our staff the same month. David C. Kaslow, M.D., was appointed to the newly created position of Chief Scientific Officer in September. In October, Kevin R. Bracken was named Vice President, Manufacturing, and David J. Pyrce was appointed Vice President, Business Development. In July 2001, Dale Smith, a member of our Board of Directors, passed away.

Results of Operations

    Revenues of $2.4 million were recorded for the quarter ended September 30, 2001. License revenue of $1.6 million for the three months ended September 30, 2001, represented recognition of a $0.5 million milestone payment from Centocor, recognition of deferred license fees of $0.8 million from Merial, and Vascular Genetics Inc., VGI, and Pfizer, and royalty revenue of $0.3 million. License fees for the July 2001 extension of the agreement with Merial are being recognized over the remaining option period ending March 31, 2002.

    Revenues for the nine months ended September 30, 2001, were $6.6 million. License revenue during that period was $3.7 million and represented recognition of $1.0 million of milestone payments from Centocor, recognition of deferred license fees of $1.9 million from VGI, Pfizer and Merial, and royalty revenue of $0.8 million. Contract revenue for the three-month and nine-month periods ended September 30, 2001, of $0.8 million and $2.9 million, respectively, included revenues from a contract with the Office of Naval Research for the development work on a potential naked DNA vaccine to prevent malaria, revenue from contracts and grants with National Institutes of Health, NIH, and revenue from Pfizer. Our agreement with the Office of Naval Research could provide us with up to approximately $5.5 million in funding through December 31, 2001. Through September 30, 2001, we had recognized revenue of $4.8 million of the $5.5 million total contract amount.

    Revenues of $1.6 million were recorded for the quarter ended September 30, 2000. License revenue of $0.9 million primarily represented recognition of deferred license fees of $0.7 million from Merial, Pfizer and VGI, and royalty and other revenue of $0.2 million. Contract and grant revenue of $0.7 million included revenues from the contract with the Office of Naval Research, revenue from contracts and grants with NIH, and revenue from Pfizer.

    Revenues for the nine months ended September 30, 2000, were $5.7 million. License revenue for the nine months ended September 30, 2000, included $1.5 million of license fees accrued for a license agreement with Aventis Pharma, recognition of deferred license fees of $1.8 million from Merial, Pfizer and VGI, and royalty and other revenue of $0.8 million. Contract and grant revenue recognized for the nine months ended September 30, 2000, included $1.6 million of revenues from the contract with the Office of Naval Research, revenue from contracts and grants with NIH, and revenue from Pfizer and other agreements.

    Our total operating expenses for the quarter ended September 30, 2001, were $6.9 million compared with $5.8 million for the third quarter of 2000. Total operating expenses for the nine months ended September 30, 2001 and 2000, were $21.1 million and $17.5 million, respectively. Research and development expenses increased to $5.3 million for the three months ended September 30, 2001, from $4.5 million for the same period in 2000. For the nine months ended September 30, 2001, research and development expenses were $15.8 million compared to $13.6 million for the same period in 2000. The increase in research and development expenses generally was due to increased personnel-related and facilities costs, preclinical costs and intellectual property costs. General and administrative expenses increased to $1.6 million for the three months ended September 30, 2001, from $1.3 million for the same period in 2000. General and administrative expenses for the nine months ended September 30, 2001, were $5.3 million compared with $3.9 million for the same period in 2000. The increase in general and administrative expenses in 2001 primarily is attributable to increased personnel-related and facilities costs in support of the expanded research and development activities, and increased professional fees related to corporate communications, recruiting and business development activities.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101—"Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. We implemented SAB 101 in the fourth quarter of 2000 by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations for the nine-month period ended September 30, 2000, reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $1.5 million, or approximately $0.08 per share. Accordingly, revenues for the three-month and nine month periods ended September 30, 2000, were increased by $0.2 million and $0.6 million, respectively, to reflect the recognition of the deferred license revenue arising from the SAB 101 adjustment.

    Investment income for the three-month period ended September 30, 2001, was $2.0 million and included realized gains on investments sold of $0.4 million. Investment income for the three-months ended September 30, 2000, was $2.6 million. The decrease is due to lower rates of return. For the nine months ended September 30, 2001 and 2000, investment income was $6.9 million and $6.8 million, respectively. The increase for the nine month period is a result of gains on sale of investments and due to higher investment balances due to the January 2000 sale of approximately 3.5 million shares of our common stock in a public offering which raised net proceeds of approximately $117.5 million. Investment income for the nine months ended September 30, 2001, included realized gains on investments sold of $1.0 million.

    Our rate of return on investments, excluding realized gains on investments, has decreased as the Federal Reserve Board has continued to lower interest rates. Some of our investments were purchased prior to the reductions in interest rates and currently are yielding higher returns than we can expect when reinvesting the proceeds upon maturity. Thus, if interest rates stay the same, or decrease, our interest yields and interest income are expected to be lower in 2002.

    The net loss was $0.13 per share for the three months ended September 30, 2001, compared with a net loss of $0.08 per share for the same period in the prior year. For the nine months ended September 30, 2001, the net loss was $0.39 per share compared with a net loss of $0.34 per share for the same period in the prior year. For the nine months ended September 30, 2000, the net loss included an $0.08 per share loss for the effect of a change in accounting principle. We expect to incur losses throughout the remainder of 2001 and for our net cash burn rate to fall between $10 million and $13 million for the year ending December 31, 2001.

Liquidity and Capital Resources

    Since our inception, we have financed our operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. We have fully utilized our unsecured line of credit agreement with a bank to provide financing for leasehold improvements of up to $2.3 million. Outstanding borrowings under the agreement were $1.8 million at September 30, 2001. Cash and marketable securities totaled approximately $142.1 million at September 30, 2001, compared with $148.1 million at December 31, 2000. As of September 30, 2001, we had working capital of approximately $136.7 million compared with $145.6 million at December 31, 2000.

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

    If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2003.

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

    We Have a History of Net Losses. We Expect to Continue to Incur Net Losses and We May Not Achieve or Maintain Profitability.

    We have not sold any products and do not expect to sell any products for the next few years. For the period from our inception to September 30, 2001, we have incurred cumulative net losses totaling approximately $61.0 million. Moreover, our negative cash flow and losses from operations will continue and increase for the foreseeable future. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses and losses, some of which could be significant.

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

    Our core DNA delivery technology is covered by a patent issued in Europe which was opposed by seven companies under European patent procedures. In October 2001, we announced our intention to appeal a ruling by the Opposition Division of the European Patent Office that revoked our patent on formal grounds. If we are not successful in the appeal and opposition proceedings we may lose part or all of our proprietary protection on our potential products in Europe.

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

    Protecting intellectual property rights can be very expensive. Litigation will be necessary to enforce patents issued to us or to determine the scope and validity of third-party proprietary rights. Moreover, if a competitor were to file a patent application claiming technology also invented by us, we would have to participate in an interference proceeding before the U.S. Patent and Trademark Office or in a foreign counterpart to determine the priority of the invention. We may be drawn into interferences with third parties or may have to provoke interferences ourselves to unblock third party patent rights so as to allow us or our licensees to commercialize products based on our technology. Litigation could result in substantial costs and the diversion of management's efforts regardless of the results of the litigation. An unfavorable result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using some technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. No investments in equity securities are made in our investment portfolio of marketable securities and cash equivalents. Our investment guidelines require that no security mature beyond three years. The average maturity is approximately nine months. Our investments in marketable securities and cash equivalents are all classified as available-for-sale securities. At September 30, 2001, the unrealized gain on marketable securities was $1.2 million.

    Our rate of return on investments, excluding realized gains on investments, has decreased as the Federal Reserve Board has continued to lower interest rates. Some of our investments were purchased prior to the reductions in interest rates and currently are yielding higher returns than we can expect when reinvesting the proceeds upon maturity. Thus, if interest rates stay the same, or decrease, our interest yields and interest income are expected to be lower in 2002.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    In October 2001, we announced our intention to appeal the ruling by the Opposition Division of the European Patent Office revoking on formal grounds our EP 0 465 529 patent covering the nonviral delivery of genetic material. According to European patent procedures, issued patents may be opposed by parties interested in challenging the issued claims. The '529 patent covering our core DNA delivery technology was issued in 1998 and was subsequently opposed by seven companies. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. We have consistently declared our intent to vigorously defend our patent position in the European opposition proceedings. Our appeal will seek to overturn the revocation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit 10.25	Employment Agreement dated September 13, 2001, between Vical Incorporated and David C. Kaslow.
(b)
Reports on Form 8-K

    None

VICAL INCORPORATED

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

VICAL INCORPORATED

Date: November 14, 2001	By:	/s/ MARTHA J. DEMSKI Martha J. Demski Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant's Principal Financial and Accounting Officer)

	Exhibit Number	Description of Document
1.	Exhibit 10.25	Employment Agreement dated September 13, 2001, between Vical Incorporated and David C. Kaslow.

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES