Form 10-K405
period 2001-12-31
VICAL INC
filed 2002-03-29
CIK 819050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the the transition period from to .

Commission file number:  0-21088

VICAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-0948554 (IRS Employer Identification No.)
9373 Towne Centre Drive, Suite 100 San Diego, CA 92121-3088 (858) 646-1100 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class Common Stock, $0.01 par value	Name of Each Exchange on which Registered Nasdaq National Market

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on March 15, 2002, was approximately $169,654,000.

        The number of shares of Common Stock outstanding as of March 15, 2002, was 20,071,344.

DOCUMENTS INCORPORATED BY REFERENCE
(To the Extent Indicated Herein)

        Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the solicitation of proxies for the Registrant's 2002 Annual Meeting of Stockholders to be held on May 24, 2002, is hereby incorporated by reference in Part III of this report.

FORWARD-LOOKING STATEMENTS

        The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition and include other "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results may differ significantly and materially from those expressed or implied in forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express or imply our beliefs, plans, objectives, assumptions or future events or performance may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ significantly and materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following, or the negative of such words or other comparable terminology:

  •
  "will likely result,"

  •
  "are expected to,"

  •
  "will continue,"

  •
  "is anticipated,"

  •
  "estimate,"

  •
  "believe,"

  •
  "predict,"

  •
  "potential,"

  •
  "intends,"

  •
  "plans,"

  •
  "projection," and

  •
  "outlook."

        You should not unduly rely on forward-looking statements contained or incorporated by reference in this report. Actual results or outcomes may differ significantly and materially from those predicted in our forward-looking statements due to the risks and uncertainties inherent in our business, including risks and uncertainties in:

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

        You should read and interpret any forward-looking statements together with the following documents:

  •
  our Quarterly Reports on Form 10-Q,

  •
  the risk factors contained in this report under the caption "Additional Business Risks," and

  •
  our other filings with the Securities and Exchange Commission.

        Any forward-looking statement speaks only as of the date on which that statement is made. We will not update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made, unless required by law.

PART I

ITEM 1. BUSINESS

Overview

        We are focused on the development of biopharmaceutical products based on our patented gene delivery technologies for the prevention and treatment of serious or life-threatening diseases. Potential applications of our gene delivery technology include:

  •
  Gene therapies for cancer,

  •
  DNA vaccines for infectious diseases or cancer, and

  •
  DNA therapeutic protein delivery.

        Gene Therapies for Cancer.    We currently focus our development on innovative cancer therapies designed to induce an immune response against cancer cells without causing serious side effects. We have retained all rights to our internally developed cancer product candidates. Our lead immunotherapy product candidate, Allovectin-7®, completed enrollment in advanced clinical testing with a low dose in patients with metastatic melanoma. We expect to complete the collection and analysis of data from Phase II and Phase III registration trials, and determine in the second half of 2002 whether the data are sufficient to support the filing of a Biologic License Application, BLA, to seek marketing approval from the U.S. Food and Drug Administration, FDA. Allovectin-7® is also in Phase II clinical testing in patients with newly-diagnosed tumors of the head and neck and at a higher dose in patients with metastatic melanoma. The higher dose of Allovectin-7® may be considered for further development as those data become available. Our second immunotherapy product candidate, Leuvectin®, is in Phase II clinical trials for high-risk patients with locally confined prostate cancer. We expect to announce our future development plans for Leuvectin® in the second half of 2002.

        DNA Vaccines.    We believe DNA vaccines may have the distinguishing characteristic of combining a safe and cost-effective technique with preventive or therapeutic potential. DNA vaccines have been shown to induce a cellular immune response. These features make DNA vaccines a promising approach for the prevention and treatment of diseases caused by elusive pathogens such as the human immunodeficiency virus, HIV. Merck & Co., Inc. is using our naked DNA platform technology as part of a "prime-boost" vaccine regimen in preventive and therapeutic Phase I clinical trials for HIV. Prime-boost is an approach that seeks to optimize the immune response by using two different forms of vaccination in sequence, typically with naked DNA as the "prime" component. The prime-boost regimen used by Merck in these trials combines a naked DNA prime vaccine with Merck's non-replicating adenoviral vector boost vaccine. In a separate program, we have worked in conjunction with the U.S. Navy in efforts to develop a vaccine for preventing malaria. Preliminary results from a Phase I/II study showed the safety of a multi-gene DNA vaccine and the ability of the vaccine to prime cellular immune responses. Vical scientists, in cooperation with the U.S. government, are looking to apply new enhancing technologies to develop a preventive malaria vaccine that uses our DNA technologies to provide 6 to 9 months' protection. The initial indication for use will be aimed at adding a protective vaccine to the licensed malaria prophylaxis used by travelers and the military. We have licensed our technology to Aventis Pasteur, a division of Aventis S.A., and Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson, for the development of DNA vaccines against specific cancer targets.

        DNA Therapeutic Protein Delivery.    Our technology for the optimized delivery of therapeutic proteins has been licensed by Aventis Pharma and Vascular Genetics Inc., VGI, for the delivery of angiogenic growth factors. Any resulting therapeutics may help the body to grow blood vessels, typically where blood flow has been restricted, such as the heart in coronary artery disease and the limbs in peripheral vascular disease.

        We have established relationships through licensing our technology to a number of corporate collaborators, including:

  •
  Merck & Co., Inc.

  •
  Two divisions of Aventis S.A.:

      Aventis Pasteur

      Aventis Pharma

  •
  Merial

  •
  Centocor, Inc., a wholly-owned subsidiary of Johnson & Johnson

  •
  Boston Scientific Corporation

  •
  Human Genome Sciences, Inc. and its affiliate, Vascular Genetics Inc.

        We have also established relationships to gain access to complementary technologies from corporate collaborators including:

  •
  CytRx Corporation

  •
  Ichor Medical Systems, Inc.

Background

        Pharmaceutical medicine traditionally focuses on the discovery and development of chemical compounds as therapeutics. More recently, biological agents such as therapeutic proteins and monoclonal antibodies have been developed as treatments. These agents typically act by enhancing or blocking biological activities, by obstructing or attacking infectious or malignant agents, or by restoring proper chemical balance within affected tissues. The effectiveness of chemical and biological agents is often limited by toxic side effects and the inability to maintain effective levels of the agent where it is needed.

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

Our Gene Delivery Technology

        The key discovery leading to our patented naked DNA gene delivery technology was that muscle tissues can absorb genetic material directly, without the use of viral components, and subsequently express a desired protein for periods ranging from weeks to several months. Our gene delivery approach typically involves the design and construction of plasmids, DNA segments whose ends are attached together to form a highly stable closed loop. These plasmids contain the gene encoding the protein of interest, as well as short segments of DNA that control the rate and location of protein expression. Plasmids can be manufactured through straightforward fermentation and purification techniques.

        Since the initial discovery of our naked DNA technology, our researchers have improved the design of our plasmids to provide increases in efficiency of gene delivery, expression and immunogenicity. In addition, we are developing other formulation and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers, and electrical stimulation called electroporation, to enhance gene delivery or increase the immune response in DNA vaccine applications. We call ourselves "The Naked DNA Company™" because our product candidates are based on these non-viral gene delivery methods, and because we own broad rights to certain non-viral gene delivery technologies through our series of core patents. Our gene delivery approach may offer novel treatment alternatives for diseases that are currently poorly addressed. Benefits of our gene delivery technology may include:

  •
  Broad Applicability.  Our gene delivery technology may be useful in developing novel treatments for cancer, vaccines to prevent or treat infectious diseases and methods to efficiently deliver human and animal therapeutic proteins.

  •
  Convenience.  Our gene therapies are intended to be administered like conventional pharmaceuticals on an outpatient basis.

  •
  Safety.  Our product candidates contain no viral components that may cause unwanted immune responses, infections, or malignant and permanent changes in the cell's genetic makeup.

  •
  Repeat Administration.  Our product candidates contain no viral components that may preclude multiple dosing with a single product or use in multiple products.

  •
  Ease of Manufacturing.  Our product candidates are manufactured using straightforward fermentation and purification procedures.

  •
  Cost-Effectiveness.  Our gene delivery technology may prove to be more cost-effective than therapies which require genetic modification and controlled propagation of viral vectors. Once introduced into the body, the DNA is intended to stimulate the production of a therapeutic protein over a prolonged period of time, which may be more cost-effective than administering the protein itself. It may also cause fewer potential side effects, which itself may reduce per patient treatment costs.

        Potential applications of our gene delivery technology include gene therapies for cancer, in which the expressed protein is an immune system stimulant or cancer-killing agent; DNA vaccines for infectious diseases or cancer, in which the expressed protein is an antigen; and DNA therapeutic protein delivery, in which the expressed protein is a therapeutic agent.

Business Strategy

        There are three basic elements to our business strategy:

  Develop Products Independently

        We currently focus our resources on the independent development of cancer therapeutics and DNA vaccines for infectious diseases.

        Cancer.    We believe that the large and rapidly growing market for cancer products is poorly addressed by existing treatment alternatives. In addition, we believe that this market is attractive to Vical because:

  •
  Clinical testing usually can be conducted in a small number of patients and benefits can be detected and verified in reasonably short periods of time.

  •
  Clinical testing occurs in patients with advanced, life-threatening diseases with limited treatment alternatives, which may expedite the regulatory approval process.

  •
  Product acceptance is supported by objective clinical data, potentially reducing marketing costs.

  •
  Treatment decisions are made at regional cancer centers by oncologists who can be served by a small, specialized sales force.

        Vaccines.    According to the Plan for Preventing Emerging Infectious Diseases, published by the Centers for Disease Control and Prevention, CDC, "Vaccines are among the very best protections we have against infectious diseases." We believe our technology may lead to the development of novel preventive or therapeutic vaccines for infectious disease targets because:

  •
  DNA vaccines may be applicable to diseases for which conventional vaccine methods have been unsuccessful.

  •
  The safety of DNA vaccines may increase public acceptance of preventive care.

  •
  Vaccines are perceived by government and medical communities as an extremely efficient and cost-effective means of healthcare.

  •
  DNA vaccines use straightforward manufacturing processes, making them simple and cost-efficient to produce.

        We intend to retain significant participation in the commercialization of our proprietary cancer and DNA vaccine products, although we may choose to enlist the support of a marketing partner to accelerate market penetration.

  Develop Future Product Opportunities

        We are actively pursuing the refinement of our plasmids and lipids, development of future products, evaluation of potential enhancements to our core technologies and exploration of alternative gene delivery technologies. We also seek to develop additional applications for our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or additional licensing opportunities. In addition, we continually evaluate compatible technologies or products that may be of potential interest for in-licensing or acquisition. Our research and development costs for the year ended December 31, 2001, were approximately $22.1 million.

  Expand the Applications of Our Technology Through Strategic Collaborations

        We collaborate with major pharmaceutical and biotechnology companies and government agencies, providing us access to complementary technologies or greater resources. These collaborations provide us with mutually beneficial opportunities to expand our product pipeline and serve significant unmet medical needs. We license intellectual property from companies holding complementary technologies in order to leverage the potential of our own gene delivery technology and to further the discovery of innovative new therapies for internal development. We license our intellectual property to other companies in order to leverage our technologies for applications that may not be appropriate for our independent product development efforts.

Product Development

        We are focused on the development of biopharmaceutical product candidates based on our patented gene delivery technology. A number of therapeutic protein and vaccine product candidates are currently under development for the prevention or treatment of cancer, infectious diseases and other disorders. The table below summarizes both our independent and collaborative product development programs. We are exploring various applications for poloxamer and electroporation technologies, and we are investigating several potential cancer and infectious disease vaccine targets. Our current clinical development focus is on the innovative cancer therapies, Allovectin-7® and Leuvectin®.

        Clinical trials are used to determine whether new drugs or treatments are both safe and effective. Traditionally, clinical trials are done in three phases. Phase I clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug. Phase II clinical trials are conducted in order to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile. Phase III clinical trials are often large scale, multi-center studies conducted to compare a new treatment with a currently approved therapy. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a Phase I/II clinical trial.

  Product Development Programs

Product Area	Project Target and Indication(s)	Development Status(1)	Development Rights
CANCER
Allogeneic therapeutic vaccine	Allovectin-7® Melanoma—low dose Melanoma—high dose Head and neck cancer	Phase III Phase II Phase II	Vical Vical Vical
Immunotherapeutic protein	Leuvectin® Kidney cancer(2) Prostate cancer	Phase II Phase II	Vical Vical
Tumor-associated antigen therapeutic vaccine	Undisclosed Undisclosed Undisclosed	Preclinical/Phase I Research Research	Centocor Aventis Pasteur Vical
INFECTIOUS DISEASES
Preventive vaccine	Malaria Human immunodeficiency virus, HIV Hepatitis B, hepatitis C, human papilloma virus, herpes simplex, tuberculosis, influenza Undisclosed	Phase I/II Phase I Research Research	Vical Merck Merck Vical
Therapeutic vaccine	HIV Hepatitis B, human papilloma virus	Phase I Research	Merck Merck
PROTEIN THERAPEUTICS
Cardiovascular therapeutic protein	VEGF-2 Undisclosed Catheter-based	Phase II Phase I Research	Vascular Genetics Aventis Pharma Boston Scientific
VETERINARY
Preventive vaccines	Various undisclosed	Research	Merial
Therapeutic protein	Undisclosed	Research	Vical

(1)
"Research" indicates laboratory studies to evaluate a potential product candidate in a nonclinical setting. "Preclinical" indicates that a specific product candidate has shown utility in meeting a targeted medical need in a nonclinical setting, and is undergoing toxicology testing in preparation for filing an Investigational New Drug application.

(2)
This program is under reevaluation following discontinuation of the clinical trial on April 19, 2001.

  Gene Therapies for Cancer

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

        Immunotherapy, using the patient's own immune system, may have advantages over surgery, irradiation, and chemotherapy in the treatment of cancer. It is generally believed that the immune system can recognize cancer cells and destroy them. Yet many cancers appear to have developed the ability to "hide" from the immune system. A treatment that can augment the immune response against tumor cells by making the cancer more "visible" to the immune system would likely represent a significant improvement in cancer therapy. Immune-enhancing proteins such as interleukin-2, IL-2, and interferon-alpha, IFN-alpha, have shown encouraging results. However, these agents often require large and frequent doses that regularly result in severe side effects.

        We have researched several delivery enhancements that may complement our core gene delivery technology. Our current clinical-stage gene therapy approach consists of injecting immune stimulating genes complexed with a cationic lipid delivery vehicle, DMRIE/DOPE, directly into malignant tumors.Following injection, the lipid delivery vehicle facilitates uptake of the gene product into tumor cells, where it directs the production of protein. Recent preclinical studies indicate that poloxamers, when combined with other enhancing technologies, can elicit tumor antigen responses in mice. Local expression of immune-stimulating proteins often results in the same local effect from the protein with fewer systemic toxicities. These and other findings are being pursued in additional preclinical studies.

        In addition, non-viral gene therapies may offer an added margin of safety compared to viral-based therapies, as no viral particles are contained in the formulation. The ease of manufacture, routine treatment administration performed in the clinic with minimal discomfort, and the excellent toxicity profile suggest that non-viral gene therapies may offer advantages over current modalities of therapy.

        Preclinical studies in animals have demonstrated the safety and potential efficacy of this approach. Subsequently, in early human studies, a low incidence of treatment related adverse events has been observed. Our two lead non-viral gene therapies being developed are reviewed below.

  Allovectin-7®

        Allovectin-7® is a DNA/lipid complex containing the human gene encoding HLA-B7, which is found infrequently in the human population. Allovectin-7® is injected directly into tumors, and is designed to make malignant cells express HLA-B7. The treatment may trigger an immune response against tumor cells, both locally and systemically, by enabling the immune system to recognize other features of tumor cells.

        Metastatic Melanoma.    The American Cancer Society, ACS, estimates approximately 53,600 new diagnoses and 7,400 deaths from melanoma in 2002 in the United States. Currently, there are no consistently effective therapies for advanced cases of malignant melanoma. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with metastatic melanoma, median survival typically ranges from six to eleven months. The toxicity associated with such FDA-approved treatments as IL-2 or IFN-alpha is often significant, resulting in serious or life-threatening side effects in the majority of patients treated.

        We believe immunotherapies such as Allovectin-7® represent an attractive approach for patients with advanced melanoma. In multi-center Phase I/II and Phase II clinical trials, Allovectin-7® was well-tolerated and several patients developed durable reductions in overall tumor burden or maintained stable disease. Unadjudicated results, combined from three clinical trials, were updated in December 1999 at the Eighth International Gene Therapy of Cancer Conference. "Adjudication" refers to the process by which important efficacy results reported by trial investigators are reviewed to determine whether they meet protocol-specific endpoints. These early clinical trials provided evidence of the excellent safety profile of Allovectin-7®. Side effects from Allovectin-7® were primarily mild. The most common complaint was temporary pain at the injection site. The side-effect profile for Allovectin-7® appears superior to those of FDA-approved treatments for metastatic melanoma.

        Based on the promising data from earlier clinical trials and discussions with the FDA, we began two concurrent registration trials, a Phase II clinical trial and a Phase III clinical trial, for Allovectin-7® in May 1998. Based on recommendations of an independent Data and Safety Review Board, we announced in May 2000 that we would continue to recruit patients as planned in our two ongoing registration trials with Allovectin-7®. Following a face-to-face status review meeting in March 2001, the FDA reconfirmed the acceptability of the company's registration program to support marketing approval if the Phase III data meet the study objectives, and if the company meets product manufacturing and other typical regulatory requirements. According to the FDA, a robust clinical outcome regarding improvement in time to disease progression would be sufficient to warrant consideration for marketing approval as long as there is no detriment in response rate. In March 2001, the FDA also reconfirmed that the Phase II registration trial could, on its own, provide a basis for marketing approval, if the data meet the clinical endpoints. The FDA further confirmed that data from the Phase II trial and prior trials with Allovectin-7® could support a submission based on Phase III trial results, assuming that the Phase III data are consistent with prior experience.

        At the May 2001 annual meeting of the American Society of Clinical Oncology, we presented unadjudicated, interim safety and efficacy data from our Phase II Allovectin-7® registration trial for patients with late-stage metastatic melanoma. The trial enrolled patients who had failed other treatments. We reported on 73 patients who received at least one injection of Allovectin-7®, the intent-to-treat patient population. The preliminary conclusions based on these unadjudicated data were that the median duration of response and response rate suggested clinical activity of Allovectin-7®, and that the safety profile of Allovectin-7® remained excellent compared with those of FDA-approved treatments for metastatic melanoma. The trial had endpoints of a 15 percent systemic clinical response rate, and a four-month median duration of response. Unadjudicated data from the investigation sites suggested that treatment with Allovectin-7® resulted in systemic clinical responses in 10.9 percent of the patients, with a median duration of response of 4.9 months, and an additional 19.2 percent were reported to have achieved stable disease. These Phase II data alone would likely not support accelerated FDA approval. Nearly all of the drug-related side effects were mild or moderate. Final data from the investigation sites may be reviewed independently, which could materially change the results.

        In September 2001, we completed enrollment of 200 patients in a randomized, controlled Phase III registration trial to evaluate the safety and efficacy of Allovectin-7® for the treatment of chemotherapy-naïve patients with metastatic melanoma. Half the patients received dacarbazine, the only chemotherapeutic agent currently approved by the FDA for metastatic melanoma. The other half received dacarbazine plus Allovectin-7®. The objective of the trial was to determine if Allovectin-7® treatment can increase the response rate or time to disease progression. The trial design allowed for as many as 280 patients. We chose to complete enrollment at 200 patients based on discussions with the FDA in March 2001 and a statistical analysis showing that this number would be sufficient to demonstrate the required robust clinical outcome in one of the trial's primary endpoints, improvement in time to disease progression.

        We expect to complete the collection, analysis and adjudication of data from the Phase III registration trial in the second half of 2002.

        Based on preliminary data that injected tumors appear to respond more frequently than non-injected lesions, one strategy to increase the response rate to Allovectin-7® is to inject multiple tumors rather than single tumors as in prior studies. In addition, higher doses of Allovectin-7® may generate a stronger immune response. In February 2001, we initiated a Phase II clinical trial evaluating higher doses and different treatment regimens. The new clinical trial, which is not part of our registration program, combines escalating doses of up to a 200-fold increase compared with the registration trials. It also allows for the distribution of that increased dose into as many as five tumor lesions. We believe that the combination of higher dose and multiple tumor injections may provide a relevant increase in efficacy. Recruitment is progressing well, and we have now enrolled more than 50 patients in this 80-patient trial. As a result, we have successfully completed the dose-escalation phase of this trial and are now testing the full 2 mg. dose in multiple tumor injections.

        Head and Neck Cancer.    Head and neck cancer includes several types of localized tumors affecting the oral cavity, the larynx or pharynx. The ACS estimates approximately 37,800 new diagnoses and 11,100 deaths from these cancers in 2002 in the United States. When found early, head and neck cancers are often treated with surgery or irradiation therapy. Results of standard treatment depend on factors such as the number of tumors, their size, and their specific location.

        Unadjudicated results from three sequential Phase I and Phase II clinical trials testing Allovectin-7® in patients with advanced squamous cell carcinoma of the head and neck were published in the July 2001 issue of the Archives of Otolaryngology—Head and Neck Surgery.The data were compiled from a single-center, Phase I study and two multi-center, Phase II studies for patients with unresectable head and neck cancer who had failed to respond to conventional therapies. Of 69 patients who completed the first treatment cycle in the three clinical trials, 6 patients appeared to achieve clinical responses, with a 50 percent or greater reduction in tumor burden, and 14 were reported to have stable disease, with less than 50 percent reduction or less than 25 percent increase in tumor burden. The 20 responding or stable patients went on to a second treatment cycle. Upon completing the second treatment cycle, 5 patients appeared to have a partial response, and 6 patients were reported with stable disease. The reported duration of response for the 5 responding patients ranged from 20 to 79 weeks. The duration of response for the 6 stable patients appeared to range from 20 weeks and remaining stable to 34 weeks. Allovectin-7® was generally well-tolerated, with no serious drug-related side effects. We concluded that treatment with Allovectin-7® appeared to be safe and that further studies were warranted in patients with less-advanced head and neck cancer.

        Based on these conclusions, we initiated a multi-center Phase II clinical trial in February 2001 with Allovectin-7® in up to 25 patients scheduled for surgical treatment of early-stage cancer of the oral cavity and oropharynx. The primary goal in the clinical trial is reduction of the tumor prior to surgery. Additional objectives include assessment of the immune response to Allovectin-7®, evaluation of the treatment's toxicity, and analysis of the time to disease progression. Recruitment for this clinical trial has been very challenging, with one patient enrolled as of December 31, 2001.

  Leuvectin®

        Leuvectin® is a DNA/lipid complex containing the gene encoding IL-2, a cytokine that plays a role in stimulating immune response. Systemic IL-2 protein therapy is currently approved by the FDA for treatment of certain cancers, but its administration is associated with serious toxicity in the majority of patients. We expect that Leuvectin®, when injected into tumors, will cause the malignant cells to produce IL-2. Local expression of IL-2 may then stimulate the patient's immune system to attack and destroy the tumor cells. Because Leuvectin® delivers IL-2 locally rather than throughout the body, it may provide efficacy comparable to the protein treatment with fewer side effects. Leuvectin® is being tested in Phase II clinical trials for patients with prostate cancer.

        Kidney Cancer.    As announced in April 2001, we discontinued our Phase II clinical trial with Leuvectin® for patients with metastatic kidney cancer because the efficacy did not meet interim targets required to continue the trial. We have completed our investigation into this matter and have concluded that a change in the formulation likely resulted in reduced expression of IL-2. We expect to announce our future development plans for Leuvectin® in the second half of 2002.

        Prostate Cancer.    According to the ACS, prostate cancer is the second leading cause of cancer fatalities among men in the United States, with an estimated 189,000 new diagnoses and 30,200 deaths from prostate cancer in the United States in 2002.

        Preclinical studies demonstrate that Leuvectin® can stimulate an anti-tumor immune response against prostate cancer cells in the laboratory. In May 1997, we initiated a Phase I clinical trial at the University of California Los Angeles, UCLA, to evaluate the safety and efficacy of intraprostatic Leuvectin® in two groups of patients: those who are pre-prostatectomy or exhibiting rising prostate-specific antigen, PSA, following local irradiation therapy. Unadjudicated results of the trial were published in May 2001 by Dr Arie Belldegrun at UCLA (Human Gene Therapy, 12(8): 883-92). Dr. Belldegrun reported on 24 patients with locally advanced prostate cancer who were either scheduled to undergo surgical resection of their prostate or who had failed prior local therapy with irradiation therapy. Patients received 300, 750 or 1,500 µg of Leuvectin® administered intraprostatically under ultrasound guidance on days 1 and 8.

        There were no grade 3 or 4 toxicities reported. The most common side effect seen was small amounts of blood in the urine. Patients also reported mild to moderate temporary rectal bleeding and perineal discomfort. Of the 24 patients in the study, 16 (67 percent) demonstrated a temporary decrease in their PSA on day 1, and 14 (58 percent) continued to demonstrate a decrease in PSA on day 8. Prostate tumor samples were taken at the time of surgery or on day 15 in those patients who failed irradiation therapy. Analysis of the prostate biopsies demonstrated an increase in the number of infiltrating T cells following treatment.

        Based on these results, it was concluded that intraprostate injection of Leuvectin® is safe and well-tolerated in this patient population at doses up to 1,500 µg and that further study of Leuvectin® in this indication was warranted. On the basis of these data, we initiated two multi-center Phase II clinical trials in June 1999. These studies are ongoing. We expect to announce our future development plans for Leuvectin® in the second half of 2002.

  Vaxid

        In collaboration with Stanford University Medical Center, we were developing a plasmid-based DNA vaccine, Vaxid, against low-grade, non-Hodgkin's, B-cell lymphoma. Vaxid contains a patient-specific gene encoding a characteristic molecule of cancerous B-cells. In March 2001, we announced positive safety and immunogenicity results in an initial Phase I/II clinical trial. The treatment appeared to have been well-tolerated by patients, and appeared to have generated both cellular and humoral immune responses. We have no immediate plans to pursue further development of Vaxid.

  gp100 Vaccine

        In collaboration with the National Cancer Institute, we supported development efforts for a plasmid-based DNA vaccine, which may cause cells to produce a modified melanoma-related protein known as gp100. This protein was expected to trigger an immune response against melanoma tumor cells. Our funding of this program ended in October 2001. We have no immediate plans to pursue further development of this program.

  Outlicense of Cancer Targets

        See "Collaborations and Licensing Agreements—Corporate Collaborators—Outlicensing," for discussion of Centocor and Aventis Pasteur collaborations in cancer targets.

  DNA Vaccines for Infectious Diseases

        Our infectious disease program is driven by three overarching criteria: the complexity of the product development program, competition, and commercial opportunities. Vaccines are generally recognized as the most cost-effective approach for infectious disease health care. However, the technical limitations of conventional vaccine approaches have constrained the development of effective vaccines for many diseases. We believe our potential vaccine products should be simpler to manufacture than vaccines made using cumbersome and labor-intensive techniques involving difficult tissue culture procedures and live viruses. In addition, our gene delivery technology has the potential to speed certain aspects of vaccine product development such as preclinical evaluation and manufacturing. It has demonstrated a favorable safety profile and contributes to a potent cellular immune response.

        Over the past decade, hundreds of scientific publications have documented the efficacy of DNA vaccines in contributing to potent immune responses in dozens of species from fish to nonhuman primates, and human volunteers. Among the most recent was a January 2002 report in the scientific journal, Nature, on a study conducted by Merck in which a prime-boost vaccine regimen employing our patented naked DNA non-viral gene delivery technology was used to elicit an immune response in monkeys against a hybrid form of HIV that can replicate and cause clinical disease in monkeys. Prime-boost is an approach that seeks to optimize the immune response by using two different forms of vaccination in sequence. In this study, Merck used our naked DNA plus adjuvant to prime the immune response with Merck's non-replicating adenoviral vector vaccine to boost the response. This vaccine combination was shown to provide potent cellular immune responses. In February 2002, Merck presented its initial human data from ongoing Phase I clinical trials at the 9thConference on Retroviruses and Opportunistic Infections. Merck's preliminary analysis suggests that its HIV-1 gag vaccine candidates for the prevention and treatment of HIV-1 elicit specific antiviral cellular immune responses and are generally well-tolerated in the ongoing studies. The Retrovirus Conference presentation marked the first time Merck scientists have discussed data from human testing of Merck's two leading HIV-1 vaccine candidates—an HIV-1 gag DNA vaccine and an HIV-1 gag replication-defective adenovirus vaccine.

        In the Merck studies, the naked DNA prime vaccine was formulated in a solution containing CRL-1005, a poloxamer that Merck licensed from CytRx Corporation. A recent license agreement has also given us access to CytRx's technical expertise and large library of poloxamers, including CRL-1005, with the exception of four infectious disease targets licensed to Merck, plus a cancer target. We intend to use this technology to enhance our in-house vaccine development pipeline as we explore possible infectious disease targets.

        One of these targets is malaria. The U.S. Navy presented data on a collaborative Phase I/II clinical trial of a DNA vaccine to prevent infection with malaria. Further details on these and other relationships can be found in "Collaboration and Licensing Agreements—Corporate Collaborators—Outlicensing," and "—Research Institutions."

  DNA Therapeutic Protein Delivery

        Therapeutic proteins are one of the mainstays of biotechnology. Although recombinant protein and antibody products have established successful markets, gene delivery techniques to produce these proteins in vivo are still under development. To be successful, gene-based delivery of protein therapeutics will need to meet the following criteria:

  •
  Appropriate level of protein expression, with concentrations maintained within the therapeutic window offering the required efficacy without unacceptable toxicity;

  •
  Absence of immune response to expressed self proteins, allowing repeat dosing if necessary;

  •
  Adequate bio-distribution, delivering the protein to the right place in the appropriate amounts;

  •
  Varying degrees of regulation depending upon specific applications.

        Significant technical hurdles may need to be overcome in the commercialization of this technology for protein therapeutic applications. The biggest hurdles include the inability to tightly regulate protein expression and, in some cases, to achieve adequate levels of protein expression. For regulated proteins, the greatest challenge is to combine an efficient promoter with a non-toxic small molecule. Protein therapeutics that have a narrow therapeutic window will almost certainly require tightly regulated expression of the gene delivered.

        Based on the performance characteristics of our current naked DNA technology, therapeutic proteins with a broad therapeutic window and cancer immunotherapeutics are the product franchise development areas with the highest probabilities for success. An example of a specific potential application can be found in the emerging field of angiogenesis, the therapeutic goal of which is inducing the growth of blood vessels to replace those blocked by disease. Angiogenesis has been shown to occur by the exogenous administration of angiogenic growth factors. We believe that the sustained delivery of these growth factors will be both safe and effective, and that the therapeutic window for local delivery will be broad. Thus, although several attempts to intermittently deliver recombinant specific angiogenic growth factors directly have been unsuccessful, we believe our approach to deliver locally genes that encode the desired growth factors is quite promising. Local delivery of angiogenic growth factor genes is in human trials. Other potential applications are still being tested in animal models. See "—Collaboration and Licensing Agreements—Corporate Collaborators—Outlicensing."

        See also "—Collaboration and Licensing Agreements—Research Institutions," for discussion of contract manufacturing and contract regulatory support for the National Institutes of Health Vaccine Research Center in Infectious Diseases, and the Institute for AIDS Vaccine Initiative.

  Veterinary Applications

        Prior to its development for human therapy, our gene delivery technology was extensively tested in animals. Research scientists have published numerous papers detailing favorable results in many species and covering a broad range of disease indications. Animal health encompasses two distinct market segments: livestock, or animals bred and raised for food or other products; and companion animals, or pets. Serving the animal health markets requires highly efficient manufacturing and specialized distribution channels. Consequently, we have licensed our gene delivery technology for development and commercialization by others. We are independently conducting research on an undisclosed veterinary therapeutic protein application. See "—Collaboration and Licensing Agreements—Corporate Collaborators—Outlicensing."

Intellectual Property

        Patents and other proprietary rights are essential to our business. We file patent applications to protect our technology, inventions, and improvements to our inventions that we consider important to the development of our business. We believe that our patent portfolio is the most comprehensive of any company in the non-viral gene delivery sector.

        We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position. We have filed or participated as licensee in the filing of more than 40 patent applications in the United States and have made over 360 additional counterpart foreign filings in foreign countries relating to our technology. Our patents and patent applications cover, for example, naked DNA gene delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in gene delivery. Many of these patents have been issued by the U.S. Patent and Trademark Office, PTO. A number of patent applications are pending in the United States, and corresponding foreign applications have been filed.

        We and our exclusive licensors have received numerous U.S. and foreign patents covering various aspects of our proprietary technology. Most of these patents are recently issued and have considerable patent life remaining. These patents are described as follows:

  •
  Core Gene Delivery Technology.  We own rights to issued U.S. patents covering our core gene delivery technology, including patents on methods of administering gene sequences for the purposes of expressing therapeutic proteins or for inducing immune responses. Other issued patents specifically cover the administration of genes into blood vessels and the heart.

    In October 2001, we announced our intention to appeal the ruling by the Opposition Division of the European Patent Office revoking on formal grounds our patent covering the nonviral delivery of genetic material. According to European patent procedures, issued patents may be opposed by parties interested in challenging the issued claims. The patent covering our core DNA delivery technology was issued in 1998 and was subsequently opposed by seven companies. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. Our appeal, which we will file by the end of April 2002, will seek to overturn the revocation, and we may also use additional patent applications that are pending in Europe to secure patent protection for our core gene delivery technology. We intend to vigorously defend our patent position in the European opposition proceedings. If we are not successful in the appeal and opposition proceedings, we may lose part or all of our proprietary protection on our product candidates in Europe.

  •
  Core Lipid Technology.  We have received issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. These patented compounds include the lipids contained in our lead product candidates, Allovectin-7® and Leuvectin®. Patent protection of these key lipids also has been obtained in Europe and Japan.

  •
  Specific DNA Therapeutics.  We have supplemented the broad patent coverage described above with patents covering specific product applications of our technology. To date, we have received patents issued in the United States covering Allovectin-7® and Leuvectin® and other patents related to gene delivery to the heart, including delivery of a vascular endothelial growth factor, VEGF, for example.

  •
  DNA Process Technology.  As a result of our pioneering efforts to develop the use of pure DNA as a therapeutic agent, we have also led the development of manufacturing processes for producing pharmaceutical-grade DNA. We have received issued U.S. patents covering various steps involved in the process of economically producing pure plasmid DNA for pharmaceutical use.

        At the beginning of 2000, prosecution of two of our allowed U.S. patent applications and one U.S. patent application that we licensed were under suspension by the PTO pending resolution of possible interference proceedings with one or more parties unknown to us. For two of these three applications, the suspensions were lifted during 2000, and patents were issued in 2001. One of these patents was issued to us in April 2001, and expands our broad ownership of naked DNA gene delivery technologies by including the administration of naked DNA into any tissue for the purpose of inducing an immune response. The other patent, issued in October 2001, broadly covers direct injection of genetic material into tumors or surrounding tissue using viral, lipid-based or other non-viral gene delivery compositions. We have licensed exclusive commercial rights to this patent from the University of Michigan. The third patent application has been returned to active prosecution status.

        In addition, a patent was issued to us in May 2001 that covers naked DNA delivery of VEGF to the heart to promote angiogenesis.

        Some components of our gene-based product candidates are, or may become, patented by others. As a result, we may be required to obtain licenses to conduct research, to manufacture, or to market such products. Licenses may not be available on commercially reasonable terms, or at all.

        See "—Additional Business Risks—Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products," and "The legal proceedings to obtain patents and litigation of third-party claims of intellectual property infringement could require us to spend money and could impair our operations."

Commercialization and Manufacturing

        Because of the broad potential applications of our technology, we intend to develop and commercialize products both on our own and through corporate collaborators. We intend to develop and commercialize products to well-defined specialty markets, such as oncology, infectious diseases, and other life-threatening diseases. Where appropriate, we intend to rely on strategic marketing and distribution alliances for manufacturing and marketing products.

        We believe our plasmid DNA can be produced in commercial quantities through straightforward fermentation and purification techniques. The separation and purification of plasmid DNA is a relatively straightforward procedure because of the inherent biochemical differences between plasmid DNA and the majority of other bacterial components. In addition, our lipid formulations consist of components that are synthesized chemically using traditional, readily scaleable organic synthesis procedures.

        We produce and supply our own plasmid DNA for all of our research needs and clinical trials and intend to produce sufficient supplies for all foreseeable clinical investigations. In January 2002, we signed a 15-year lease on a facility that we believe will be sufficient for foreseeable commercial manufacturing requirements. We also engage in contract manufacturing of plasmid DNA investigational products for selected clients. We may also choose to have outside organizations manufacture our products.

Collaboration and Licensing Agreements

        We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees, and others. In addition to the agreements summarized below, we conduct ongoing negotiations with potential corporate collaborators.

  Corporate Collaborators—Outlicensing

        Merck & Co., Inc.    In May 1991, we entered into a research collaboration and license agreement with Merck to develop and commercialize vaccines utilizing our gene delivery technology to prevent infection and disease in humans. In connection with the 1991 agreement, we granted Merck a worldwide exclusive license to preventive vaccines using our technology against seven human infectious diseases including: influenza; HIV; herpes simplex; hepatitis B virus, HBV; hepatitis C virus, HCV; human papilloma virus, HPV; and tuberculosis. Merck has the right to terminate this agreement without cause on 90 days written notice.

        In addition, Merck has rights to therapeutic uses of preventive vaccines developed under the 1991 agreement. In December 1995 and November 1997, Merck acquired additional rights to develop and commercialize therapeutic vaccines against HPV, HIV and HBV. Under the November 1997 amendment, Merck made an investment in Vical of $5.0 million for approximately 262,000 shares of our common stock.

        In September 1997, we entered into an option and license agreement granting Merck the rights to use our technology to deliver certain growth factors. The agreement resulted in a payment to us of $2.0 million. Merck terminated this agreement in June 2000.

        In November 1999, we received a $2.0 million payment from Merck, which extends Merck's license to develop and commercialize therapeutic vaccines against HIV and HBV. In December 1999, Merck initiated a clinical trial with a naked DNA vaccine to prevent AIDS. In January 2000, Merck paid us a $1.0 million milestone payment for the start of this trial. In May 2000, Merck commenced the therapeutic vaccine trial.

        In November 2001, we received a $3.0 million payment from Merck in accordance with our licensing agreement. The payment extends the term of Merck's worldwide rights to use our naked DNA technology to develop and commercialize therapeutic vaccines against both HIV and HBV. We recognized this $3.0 million as license revenue in the fourth quarter of 2001. In connection with these agreements, Merck has paid us approximately $25.1 million, including the $5.0 million payment for the investment in our common stock, through December 31, 2001. Merck is obligated to pay additional fees if certain research milestones are achieved and royalties on net sales if any products are developed and commercialized. For some indications we may have an opportunity to co-promote product sales.

        Merck is currently testing naked DNA vaccines for HIV in human trials. Human testing began in December 1999 in uninfected volunteers and, in May 2000, in volunteers already infected with HIV and receiving highly active anti-retroviral therapy. At its annual business briefing in December 2000, Merck highlighted its investigational HIV vaccine program as a key research initiative. In April 2001, Merck highlighted the success to date of its HIV vaccine development program, which includes a vaccine based on our patented naked DNA gene delivery technology. Merck presented preclinical data from its HIV vaccine program and reviewed the status of clinical trials at the 2001 Keystone Symposium, AIDS Vaccines in the New Millennium, in Keystone, Colorado, and at AIDS Vaccine 2001 in Philadelphia, Pennsylvania. In January 2002, Merck's research results, published in the scientific journal Nature, described the use of our naked DNA technology in monkeys in the ongoing efforts to develop a vaccine to combat HIV.

        The report in Nature described studies conducted by Merck including a study in which a vaccine regimen employing Vical's patented naked DNA, non-viral, gene delivery technology was used in a prime-boost regimen with naked DNA plus adjuvant to prime and Merck's non-replicating adenoviral vector to boost. This vaccine combination was shown to provide potent cellular immune responses to a hybrid form of HIV that can replicate and cause clinical disease in monkeys. In February 2002, Merck presented its initial human data from ongoing Phase I clinical trials at the 9th Conference on Retroviruses and Opportunistic Infections. Merck's preliminary analysis suggests that its HIV-1 gag vaccine candidates for the prevention and treatment of HIV-1 elicit specific antiviral cellular immune responses and are generally well-tolerated in the ongoing studies. The Retrovirus Conference presentation marked the first time Merck scientists have discussed data from human testing of the Merck's two leading HIV-1 vaccine candidates—an HIV-1 gag DNA vaccine and an HIV-1 gag replication-defective adenovirus vaccine.

        Aventis.    In September 1994, we entered into a research, option, and license agreement with the vaccine manufacturer Aventis Pasteur, a division of Aventis S.A., granting them options to acquire licenses for the use of our proprietary gene delivery technology to develop and commercialize vaccines against specific infectious diseases. Subsequent option exercises and additions eventually led to licenses for a total of four preventive vaccine targets: cytomegalovirus, Helicobacter pylori, malaria and respiratory syncytial virus.

        In October 1997, we entered into an agreement granting Aventis Pharma, a division of Aventis S.A., an exclusive worldwide license to use our gene delivery technology to deliver certain neurologically active proteins for potential treatment of neurodegenerative diseases.

        In December 2001, we completed an agreement restructuring with Aventis Pasteur. Aventis Pasteur obtained rights to use our patented gene delivery technology for specific oncology applications. In exchange, Aventis Pasteur paid a small option fee and gave up rights to develop and commercialize the infectious disease vaccines. Aventis Pasteur has the right to terminate this agreement without cause on six months written notice.Simultaneously, we reacquired rights to gene therapies for neurodegenerative diseases that were previously licensed to Aventis Pharma.

        In 1999, Aventis Pharma began testing the naked DNA delivery of a gene encoding an angiogenic growth factor in patients with peripheral vascular disease, a severe loss of blood flow caused by blockage of arteries feeding the foot and lower leg. They licensed the rights to our gene delivery technology for cardiovascular applications using a specific angiogenic growth factor in June 2000. The angiogenic growth factor agreement, which remains in effect, resulted in an initial payment to us of $1.5 million and could generate milestone payments plus royalties if products advance through commercialization. Aventis Pharma has the right to terminate this agreement without cause on 60 days written notice.

        Through December 31, 2001, we had received approximately $10.3 million under all of the Aventis agreements. The restructured agreement provides for us to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

        Pfizer Inc.    In January 1999, we entered into a collaborative research and option agreement with Pfizer to develop and commercialize DNA-based delivery of therapeutic proteins for animal health applications. Pfizer had an option to obtain an exclusive royalty-bearing license to our technology for these applications. The option expired in January 2002. Under the agreement, Pfizer made an investment in Vical of $6.0 million for approximately 318,000 shares of our common stock. Pfizer also paid us a $1.0 million up-front option fee and $1.5 million for research and development over the life of the agreement.

        Merial.    We entered into a corporate collaboration in March 1995 relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has options to take exclusive licenses to our gene delivery technology to develop and commercialize DNA vaccines to prevent infectious diseases in domesticated animals. In December 1999, Merial paid us $1.6 million for the initial exercise of options and extension of options under the agreement. In March 2000, Merial made a payment to extend their option to March 31, 2001. In 2001, Merial further extended options under the 1995 agreement. Through December 31, 2001, we had received $6.0 million under this agreement. If Merial exercises additional license options and markets these vaccines, cash payments and royalties on sales would be due to us. Merial has the right to terminate this agreement without cause on 30 days written notice.

        Human Genome Sciences, Inc.    In February 2000, we signed a reciprocal, royalty-bearing license with Human Genome Sciences, Inc., HGS. Under the agreement, we have the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license our gene delivery technology for use in up to three gene-based products. Each party has until

September 30, 2004, to exercise their respective options. As of December 31, 2001, neither party had exercised any of their options.

        Vascular Genetics Inc.    In February 2000, we granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, a company in which HGS is a major shareholder, for naked DNA delivery of a gene encoding Vascular Endothelial Growth Factor 2, VEGF-2. In exchange, we received a minority equity interest in VGI represented by preferred stock.

        VGI has conducted Phase I and Phase II clinical trials using naked DNA delivery of the VEGF-2 gene to promote the growth of blood vessels in patients with coronary artery disease or peripheral vascular disease. The FDA placed the VGI trials on a clinical hold in 2000. We learned from VGI in October 2001 that their Phase II development program is off clinical hold, and they have announced that they are advancing toward new clinical trials. See "Additional Business Risks—We may suffer a material financial loss due to dilution if additional shares of VGI stock are issued at a price below our issuance price, or due to permanent impairment if VGI is unable to successfully complete its development plans."

        Centocor, Inc.    In February 1998, we entered into an exclusive license and option agreement allowing Centocor, Inc., subsequently acquired by Johnson & Johnson, Inc., to use our gene delivery technology to develop and commercialize certain DNA vaccines for the potential treatment of some types of cancer. We received an initial payment of $2.0 million plus reimbursement of $0.2 million of patent costs. In 2001, we also received scheduled milestone payments of $1.0 million. We may receive additional payments based upon achievement of milestones and royalty payments on product sales. Centocor has the right to terminate this agreement without cause on 180 days written notice.

        Boston Scientific Corporation.    In April 1997, we entered into a sublicense agreement with Cardiogene Therapeutics, Inc., formerly known as Genocor, Inc., for the development of catheter-based intravascular gene delivery technology under our license agreement with the University of Michigan, described below. Boston Scientific Corporation has subsequently acquired Cardiogene Therapeutics' rights under this agreement. We received $1.1 million in October 1998 under this agreement. The agreement provides for us to receive royalty payments on any related product sales. Boston Scientific has the right to terminate this agreement without cause on 30 days written notice.

  Corporate Collaborators—Inlicensing

        Ichor Medical Systems, Inc.    In October 2001, we entered into an exclusive agreement with Ichor Medical Systems, Inc. to develop products based on our gene delivery technology and delivered using Ichor's proprietary electroporation systems. Both companies are applying this innovative approach toward the initial development of selected products.

        CytRx Corporation.    In December 2001, we entered into an exclusive agreement with CytRx Corporation which grants to us the rights to use or sublicense CytRx's poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, except for four infectious disease vaccine targets licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits our use of CytRx's technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is being amortized to expense over the estimated ten-year average useful life of the technology.

        Under the Merck, Aventis, Merial, Centocor, HGS and VGI agreements, we would be required to pay up to 10 percent of some milestone payments and a small percentage of some royalty payments to Wisconsin Alumni Research Foundation, WARF. The CytRx and Ichor agreements would require us to make payments to CytRx and Ichor, respectively, and to WARF only if the results of our research resulted in the generation of revenue. Under the Boston Scientific agreement, if we were to receive milestone or royalty payments, we would be required to pay up to 25 percent of some of these payments to the University of Michigan. See "—Research Institutions—Wisconsin Alumni Research Foundation," and "—Research Institutions—The University of Michigan."

  Research Institutions

        Office of Naval Research.    In September 1998, we entered into an agreement with the Office of Naval Research, ONR, for development work on a potential multi-gene DNA vaccine to prevent malaria. Malaria is a severe infectious disease characterized by fever, headache and joint pain, which if untreated can lead to death. Infection normally occurs when the parasite enters a victim's bloodstream during a mosquito bite. There is currently no effective vaccine against the disease.

        In August 2000, a Phase I/II clinical trial was initiated to test the safety and efficacy of a naked DNA vaccine to prevent infection by the malaria parasite. In November 2001, the U.S. Navy presented preliminary trial results at the 50th Annual Meeting of the American Society of Tropical Medicine and Hygiene. The preliminary results indicated that vaccination was safe and well-tolerated, and caused specific T-cell immune responses against encoded antigens. Although all volunteers contracted the disease, measurements after the challenge indicated specific antibody and T-cell immune responses, which were stronger in volunteers receiving the vaccine than in volunteers who did not receive the vaccine, suggesting a vaccine-induced prime and parasite-induced boost effect. Results of this trial provide the basis for planning further development toward a malaria vaccine product. Vical scientists, in cooperation with the U.S. government, are looking to apply several new enhancing technologies to develop a preventive malaria vaccine that uses our DNA technologies to provide 6 to 9 months' protection. The initial indication for use will be aimed at the travel and military markets, for which there are currently licensed medications that have limitations such as drug resistance, side effects and duration of treatment both before and after travel.

        The agreement with the ONR, as amended in January 2002, could provide us with up to $5.5 million in funding through April 30, 2002. Through December 31, 2001, we had recognized revenue of $5.0 million of the total contract amount. We intend to pursue additional agreements with ONR to continue funding for this development program, however, we may not be able to enter into any further agreements.

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

        Wisconsin Alumni Research Foundation.    Under a 1989 research agreement, scientists at the University of Wisconsin, Madison, and our scientists co-invented a core technology related to intramuscular naked DNA administration. In 1991, we licensed from WARF its interest in that technology. We paid WARF an initial license fee and agreed to pay WARF a royalty on sales of any products incorporating the licensed technology and a percentage of up-front license payments from third parties.

  Contract Manufacturing and Regulatory Support

        National Institutes of Health,—National Institutes of Allergic and Infectious Disease/Division of AIDS. In 2001, we performed contract manufacturing of DNA for infectious disease vaccines under three contracts with the NIH. One of these contracts continues into 2002. Total revenue recognized under these contracts was $1.3 million in 2001. We also provided regulatory support to Division of AIDS under one contract. Total revenue recognized under this contract in 2001 was $0.3 million.

        International AIDS Vaccine Initiative.    In 2002, we signed a contract with International AIDS Vaccine Initiative, IAVI, a not-for-profit entity, to provide clinical supplies. The initial term of this contract extends to December 31, 2002. Thereafter the term shall be renewed automatically for successive one-year periods unless either party gives at least 90 days prior notice to terminate. The Chairman of our Board of Directors, R. Gordon Douglas, M.D., serves on the Board of Directors of IAVI. Our President and Chief Executive Officer, Vijay B. Samant, serves on the Project Management Subcommittee of IAVI.

Scientific Advisory Board

        In September 2001, we named a Scientific Advisory Board, SAB, consisting of academic and industrial experts in such fields as gene therapy, vaccines, oncology, drug delivery and genomics. We intend to meet with members of the SAB twice per year to discuss research and development strategies, though certain members may communicate with our scientists more frequently to discuss the details of specific projects. All SAB members have been granted options to acquire shares of our common stock. Each SAB member has entered into a consulting agreement specifying the terms and scope of the advisory relationship with us, which provides that the consultant will not consult or otherwise provide services to any other company engaged in gene therapy without our prior consent. We do not believe that termination of any individual consulting agreement would materially affect our business. All of the SAB members are employed by employers other than us and may have other commitments to, or consulting or advisory contracts with, other entities which may conflict or compete with their obligations to us. See "—Scientific Advisory Board Members."

Competition

        The field of gene-based drug development is new and rapidly evolving, and it is expected to continue to undergo significant and rapid technological change. Rapid technological development could result in our product candidates or technologies becoming obsolete before we recover a significant portion of our related research, development, and capital expenditures. We may experience competition both from other companies in the field and from companies which have other forms of treatment for the diseases we are targeting.

        We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are exploring gene-based drugs or are actively engaged in gene delivery research and development. These include Avigen, Inc., Cell Genesys, Inc., Introgen Therapeutics, Inc., Targeted Genetics Corp., Transgene SA, and Valentis, Inc., among others. We may also experience competition from companies that have acquired or may acquire technology from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

        In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, AVAX Technologies, Inc., Corixa Corp., Antigenics, Inc., CancerVax Corp., Maxim Pharmaceuticals, Inc. and Genta, Inc., among others, are conducting advanced clinical trials for the treatment of melanoma. In addition, Introgen Therapeutics, Inc., Onyx Pharmaceuticals, Inc., and ImClone Systems, Inc., among others, are conducting clinical trials of their products to treat head and neck cancer. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

        Some of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, marketing and human resources than we do. Competitors may develop products earlier, obtain FDA approvals for products more rapidly, or develop products that are more effective than those under development by us. We will seek to expand our technological capabilities to remain competitive; however, research and development by others may render our technology or products obsolete or noncompetitive, or result in treatments or cures superior to ours.

        Regulatory agencies such as the FDA and other government agencies may expand current requirements for public disclosure of development information for gene-based product development data technology which may harm our competitive position with foreign companies and U.S. companies developing non-gene-based products for similar indications.

        Our competitive position will be affected by the disease indications addressed by our product candidates and those of our competitors, the timing of market introduction for these products and the stage of development of other technologies to address these disease indications. For us and our competitors, proprietary technologies, the ability to complete clinical trials on a timely basis and with the desired results, and the ability to obtain timely regulatory approvals to market these product candidates are likely to be significant competitive factors. Other important competitive factors will include the efficacy, safety, reliability, availability and price of products and the ability to fund operations during the period between technological conception and commercial sales.

Government Regulation

        Any products we develop will require regulatory clearances prior to clinical trials and additional regulatory clearances prior to commercialization. New human gene therapies are expected to be subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time due to the novelty of the gene-based products and therapies currently under development. We believe that our potential products will be regulated either as biological products or as drugs. Drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act; biological products, in addition to being subject to provisions of that Act, are regulated under the Public Health Service Act. Both statutes and related regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices. FDA approval or other clearances must be obtained before clinical testing, and before manufacturing and marketing of biologics or drugs.

        FDA approval is required prior to marketing a pharmaceutical product in the United States. To obtain this approval the FDA requires clinical trials to demonstrate the safety, efficacy and potency of the product candidates. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapies typically advance from research through preclinical testing, and finally through several phases of clinical trials, or human testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its counterparts in the other countries. Upon successful completion of clinical trials, approval to market the therapy for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

        Clinical trials are normally done in three phases. Phase I clinical trials are typically conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism and early evidence on effectiveness. Phase II clinical trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. Phase III clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety, efficacy, and potency required by the FDA and other regulatory authorities. For life-threatening diseases, initial human testing generally is done in patients rather than healthy volunteers. These studies may provide results traditionally obtained in Phase II trials and are referred to as "Phase I/II" trials.

        Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on an agent's efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an Investigational New Drug, IND, which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the clinical investigations.

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

        Applications submitted to the FDA are subject to an unpredictable and potentially prolonged approval process. The FDA may ultimately decide that the application does not satisfy its criteria for approval or require additional preclinical or clinical studies. Even if FDA regulatory clearances are obtained, a marketed product is subject to continual review, and later discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions. Before marketing clearance is secured, the manufacturing facility will be inspected for current compliance with Good Manufacturing Practices, GMP, by FDA inspectors. The manufacturing facility must satisfy current GMP requirements prior to marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for GMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

        In addition to the FDA requirements, the NIH has established guidelines for research involving human genetic materials, including recombinant DNA molecules. These guidelines apply to all recombinant DNA research that is conducted at facilities supported by the NIH, including proposals to conduct clinical research involving gene therapies. The NIH review of clinical trial proposals and safety information is a public process and often involves review and approval by the Recombinant DNA Advisory Committee of the NIH.

        In both domestic and foreign markets, sales of any approved products will depend on reimbursement from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. If we succeed in bringing one or more products to market, these products may not be considered cost-effective, reimbursement may not be available, or reimbursement policies may adversely affect our ability to sell our products on a profitable basis.

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

Human Resources

        As of March 1, 2002, we had 152 full-time employees, 21 of whom hold degrees at the doctorate level. Of these employees, 121 are engaged in, or directly support, research and development activities, and 31 are in administrative and business development positions. A significant number of our management and professional employees have prior experience with pharmaceutical and biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Facilities

        We lease approximately 51,000 square feet of manufacturing, research laboratory and office space in an established commercial neighborhood in northern San Diego, California, at three sites and with three leases. The leases terminate in 2004. We have the option to renew two of these three leases for an additional five-year period and can renew the third for two additional five-year periods.

        In January 2002, we signed a 15-year lease for a new building, in Sorrento Mesa, in northern San Diego. The new facility will hold approximately 68,400 square feet of manufacturing, research laboratory and office space. This site will allow us to join most of our personnel under one roof while also allowing us to increase our manufacturing capacity for both clinical and commercial production, with the planned addition of a 500-liter or larger fermenter and associated processing equipment. As this is a build-out process, phased-in occupancy should commence by the end of 2002. We will continue to hold the leases on our three existing facilities until they expire. We intend to sublease the majority of this space as it becomes available.

        Within our existing facilities, we have manufactured sufficient quantities of pharmaceutical-grade product to supply our previous and ongoing clinical trials, including the current registration trials. In addition, we have manufactured preclinical and clinical supplies of DNA for our corporate collaborators, for government agencies and for numerous academic researchers.

ADDITIONAL BUSINESS RISKS

        You should carefully consider the risks described below, together with all of the other information included in this report, before deciding whether to invest in our common stock. In addition, the risks and uncertainties described below are not the only ones facing us because we are also subject to additional risks and uncertainties not presently known to us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

None of our products have been approved for sale. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

        Very little data exists regarding the safety and efficacy of gene therapies. All of our potential products are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our products. Results of our research and development activities may indicate that our potential products are unsafe or ineffective. In this case, regulatory authorities will not approve them. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

        To date, we have not sold any products and do not expect to sell any products for the next few years. Our net losses were approximately $9.2 million, $8.5 million and $6.9 million for 2001, 2000 and 1999, respectively. As of December 31, 2001, we have incurred cumulative net losses totaling approximately $62.4 million. Moreover, we expect that our negative cash flow and losses from operations will continue and increase for the foreseeable future. For 2002, we have forecast a net loss of between $28 million and $32 million. We may not be able to achieve the projected results. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

        We may need to raise more money to continue the research and development necessary to bring our products to market and to establish manufacturing and marketing capabilities. We may seek additional funds through public and private stock offerings, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce and license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

  •
  the progress of our research and development programs

  •
  the scope and results of our preclinical studies and clinical trials

  •
  the time and costs involved in:

  •
  obtaining necessary regulatory approvals,

  •
  filing, prosecuting and enforcing patent claims, and

  •
  scaling up our manufacturing capabilities.

  •
  the commercial arrangements we may establish

The regulatory approval process is expensive, time consuming and uncertain which may prevent us from obtaining required approvals for the commercialization of our products.

        Our product candidates under development and those of our collaborators are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example:

  •
  The FDA has not established guidelines concerning the scope of clinical trials required for gene therapies.

  •
  The FDA has not indicated how many patients it will require to be enrolled in clinical trials to establish the safety and efficacy of gene therapies.

  •
  Current regulations are subject to substantial review by various governmental agencies.

        Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our ability to develop and commercialize our products. Delays could:

  •
  impose costly procedures on our activities;

  •
  diminish any competitive advantages that we attain; or

  •
  negatively affect our ability to receive royalties.

        We understand that both the FDA and NIH are considering rules and regulations that would require public disclosure of commercial development data that is presently confidential. This potential disclosure of commercial confidential information, if implemented, may result in loss of advantage of competitive secrets.

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

        We use recombinant DNA molecules in our product candidates, and therefore we also must comply with guidelines instituted by the NIH and its Recombinant DNA Advisory Committee. The NIH could restrict or delay the development of our product candidates.

Adverse events in the field of gene therapy, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

        The death in 1999 of a patient undergoing a viral-based gene therapy at the University of Pennsylvania in an investigator-sponsored trial was widely publicized. This death and other adverse events in the field of gene therapy could result in greater governmental regulation of gene therapies, including our non-viral gene delivery technology, and potential regulatory delays relating to the testing or approval of our product candidates. In addition, the field of gene therapy is under increased scrutiny, which may affect our product development efforts or clinical trials.

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

        The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapies are unsafe and our gene therapies may not gain the acceptance of the public or the medical community. Negative public reaction to adverse events in our trials or gene therapy in general could result in greater government regulation and stricter labeling requirements of gene therapies, including our gene therapies, and could cause a decrease in the demand for any products we may develop.

Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

        We may not receive any patents from our current applications. Moreover, if patents are issued to us, governmental authorities may not allow claims sufficient to protect our technology. Finally, others may challenge or seek to circumvent or invalidate our patents. In that event, the rights granted under our patents may be inadequate to protect our proprietary technology or to provide any commercial advantage.

        Our core gene delivery technology was covered by a patent issued in Europe, which was opposed by seven companies under European patent procedures. In October 2001, we announced our intention to appeal a ruling by the Opposition Division of the European Patent Office that revoked our patent on formal grounds. If we are not successful in the appeal and opposition proceedings we may lose part or all of our proprietary protection on our product candidates in Europe.

        Others may have or may receive patents which contain claims applicable to our products. These patents may impede our ability to commercialize our products.

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

        We also rely on confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors to protect our proprietary technology. However, these agreements may be breached and we may not have adequate remedies for such breaches. In addition, our trade secrets may otherwise become known or independently discovered by our competitors.

        Protecting intellectual property rights can be very expensive. Litigation will be necessary to enforce patents issued to us or to determine the scope and validity of third-party proprietary rights. Moreover, if a competitor were to file a patent application claiming technology also invented by us, we would have to participate in an interference proceeding before the PTO or in a foreign counterpart to determine the priority of the invention. We may be drawn into interferences with third parties or may have to provoke interferences ourselves to unblock third-party patent rights to allow us or our licensees to commercialize products based on our technology. Litigation could result in substantial costs and the diversion of management's efforts regardless of the results of the litigation. An unfavorable result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using some technology.

        Our products and processes may infringe, or be found to infringe on, patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses, or stop activities. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or may be required to obtain licenses or redesign our products or processes to avoid infringement. A number of genetic sequences or proteins encoded by genetic sequences that we are investigating are, or may become, patented by others. As a result, we may have to obtain licenses to test, use or market these products. Our business will suffer if we are not able to obtain licenses at all or on terms commercially reasonable to us and we may not be able to redesign our products or processes to avoid infringement.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

        We compete with companies, including major pharmaceutical and biotechnology firms, that are pursuing other forms of treatment or prevention for diseases that we target. We also may experience competition from companies that have acquired or may acquire technology from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions which may prevent us from successfully commercializing products.

        Some of our competitors are established companies with greater financial and other resources. Other companies may succeed in developing products and obtaining FDA approval faster than we do, or in developing products that are more effective than ours. While we will seek to expand our technological capabilities to remain competitive, research and development by others will seek to render our technology or products obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. Additionally, even if our product development efforts are successful, and even if the requisite regulatory approvals are obtained, our product may not gain market acceptance among physicians, patients, healthcare payers and the medical communities. If any of our product candidates do not achieve market acceptance, we may lose our investment in that product, which may cause our stock price to decline.

The method of administration of some of our product candidates can cause adverse events in patients, including death.

        Some of our potential products are designed to be injected directly into malignant tumors. There are medical risks inherent in direct tumor injections. For example, in clinical trials of our potential products, attending physicians have punctured patients' lungs in less than one percent of procedures, requiring hospitalization. In addition, a physician administering our product in an investigator-sponsored clinical trial inadvertently damaged tissue near the heart of a patient, which may have precipitated the patient's death. These events are reported as adverse events in our clinical trials and illustrate the medical risks related to direct injection of tumors. These risks may adversely impact market acceptance of some of our product candidates.

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

We may suffer a material financial loss due to dilution if additional shares of VGI stock are issued at a price below our issuance price, or due to permanent impairment if VGI Is unable to successfully complete its development plans.

        In February 2000, we received Series B Preferred Stock in VGI in exchange for a license to our technology. This investment is recorded on our balance sheet at estimated fair value on the date of investment of $5.0 million. The preferred stock is convertible into common stock of VGI. If additional shares of VGI common or preferred stock are issued at a price below our issuance price, the conversion rate would change and the percentage of our equity ownership in VGI would decrease.

        VGI is a privately-held company developing gene-based delivery of the angiogenic growth factor VEGF-2 for cardiovascular applications. VGI has completed Phase I and Phase II trials. VGI still needs to raise substantial cash to complete its development plans, and there can be no assurance that the therapy will work or that the FDA will approve such a therapy. VGI, which currently has few employees and limited resources, may not be able to successfully commercialize a product even if it receives FDA approval. We do not believe there has been any permanent impairment to our investment to date, however, this may change depending on the funding and development status of VGI, which is beyond our control.

If we lose our key personnel or are unable to attract and retain additional personnel, we may not be able to pursue collaborations or develop our own products.

        We are highly dependent on the principal members of our scientific, manufacturing, clinical, regulatory and management personnel, the loss of whose services might significantly delay or prevent the achievement of our objectives. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. To pursue our product development plans, we will need to hire additional management personnel and additional scientific personnel to perform research and development, as well as personnel with expertise in clinical trials, government regulation and manufacturing. We may not be successful in hiring or retaining qualified personnel.

We may not be able to manufacture products on a commercial scale.

        We have limited experience in manufacturing our product candidates in commercial quantities. We may be dependent initially on corporate collaborators, licensees or others to manufacture our products commercially. We also will be required to comply with extensive regulations applicable to manufacturing facilities. We may be unable to enter into any arrangement for the manufacture of our products.

We may not be able to sublease our existing manufacturing, research laboratory and office sites upon completion of our new facility.

        We currently hold three leases at three sites for our existing manufacturing, research laboratory and offices facilities. The leases do not terminate until 2004. These spaces will become progressively unnecessary during the scheduled phased-in occupancy of our new facility. We may be unable to sublease the sites as we vacate them.

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

        There are efforts by governmental and third-party payers to contain or reduce the costs of health care through various means. We expect that there will continue to be a number of legislative proposals to implement government controls. The announcement of proposals or reforms could impair our ability to raise capital. The adoption of proposals or reforms could impair our business.

        Additionally third-party payers are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and whether adequate third-party coverage will be available.

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

        The market price of our common stock, like that of many other life sciences companies, has been highly volatile and is likely to continue to be highly volatile. The following factors, among others, could have a significant impact on the market price of our common stock:

  •
  the results of our preclinical studies and clinical trials or those of our collaborators or competitors or for gene therapies in general,

  •
  evidence of the safety or efficacy of our potential products or the products of our competitors,

  •
  the announcement by us or our competitors of technological innovations or new products,

  •
  governmental regulatory actions,

  •
  changes or announcements in reimbursement policies,

  •
  developments with our collaborators,

  •
  developments concerning our patent or other proprietary rights or those of our competitors, including litigation,

  •
  concern as to the safety of our potential products,

  •
  period-to-period fluctuations in our operating results,

  •
  market conditions for life science stocks in general, and

  •
  changes in estimates of our performance by securities analysts.

We are at risk of securities class action litigation due to our expected stock price volatility.

        In the past, stockholders have often brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources, and could seriously harm our business.

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

Executive Officers

        The executive officers of Vical are elected annually by the Board of Directors. Substantial changes were made in 2001 to our senior management ranks. Alan Dow joined us as Vice President and General Counsel, David C. Kaslow, M.D., was appointed to the newly created position of Chief Scientific Officer, Kevin R. Bracken was named Vice President, Manufacturing, and David J. Pyrce was appointed Vice President, Business Development. Our executive officers are as follows:

Name	Age(1)	Position
Vijay B. Samant	49	President, Chief Executive Officer and Director
David C. Kaslow, M.D.	43	Chief Scientific Officer
Martha J. Demski	49	Vice President, Chief Financial Officer, Treasurer and Secretary
Kevin R. Bracken	53	Vice President, Manufacturing
Alan E. Dow, J.D., Ph.D.	46	Vice President and General Counsel
Jon A. Norman, Ph.D.	53	Vice President, Research
David J. Pyrce	45	Vice President, Business Development

(1)
As of December 31, 2001

        Vijay B. Samant joined us as President and Chief Executive Officer in November 2000. Mr. Samant has 23 years of diverse U.S. and international sales, marketing, operations, and business development experience with Merck. From 1998 to mid-2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs, and Executive Director of Materials Management. Mr. Samant earned his M.B.A. from the Sloan School of Management at the Massachusetts Institute of Technology in 1983. He received a master's degree in chemical engineering from Columbia University in 1977 and a bachelor's degree in chemical engineering from the University of Bombay, University Department of Chemical Technology, UDCT, in 1975.

        David C. Kaslow, M.D., joined us as Chief Scientific Officer in October 2001. Dr. Kaslow has more than 15 years of vaccine research experience, including the last two at Merck, most recently as Head of the Department of Vaccine Research and Technology. From 1986 to 1999, he held various senior research positions at the National Institutes of Health, including Head of the Recombinant Protein Development Unit and the Malaria Vaccine Development Unit at the Laboratory of Parasitic Diseases. Dr. Kaslow has been awarded numerous professional honors, including the U.S. Public Health Service Outstanding Service Medal. He has published some 122 scientific papers, and authored more than 20 review articles and book chapters. He holds or co-holds 13 patents. Dr. Kaslow received his bachelor's degree from the University of California, Davis, in 1979, and his M.D. from the School of Medicine at the University of California, San Francisco, in 1983.

        Martha J. Demski joined us as Chief Financial Officer in December 1988 and currently serves as Vice President, Chief Financial Officer, Treasurer and Secretary. From August 1977 until joining us, Ms. Demski held various positions with Bank of America, lastly as Vice President/Section Head of the Technology Section. She also served as an adviser to Bank of America on a statewide basis regarding the biotechnology industry in California. Ms. Demski received a B.A. from Michigan State University in 1974 and an M.B.A. in Finance and Accounting from The University of Chicago Graduate School of Business in 1977.

        Kevin R. Bracken joined us as Vice President, Manufacturing in October 2001. From July 1998 to October 2001, Mr. Bracken was Vice President, Process Engineering and Manufacturing for Universal Preservation Technologies, Inc. and Director of Engineering for Molecular Biosystems, Inc. from November 1995 to July 1998. He brings experience in commercial scale-up of biopharmaceutical manufacturing facilities, process development and optimization, and direction of research, pre-clinical, clinical, production and contract manufacturing. Prior to November 1995, he held a variety of process and engineering positions with Gilead Sciences, Inc., and a predecessor company, Vestar, Inc., with Baxter International, and with E.I. duPont de Nemours and Company. Mr. Bracken earned his M.S. degree in chemical engineering from the University of Rochester in 1973, and his B.S. degree in chemical engineering from the University of Delaware in 1970.

        Alan E. Dow, J.D., Ph.D., joined Vical in June 2001 as Vice President and General Counsel. Dr. Dow came to Vical from Pillsbury Winthrop LLP, where he was a Senior Attorney practicing general corporate and intellectual property law for clients in the United States and abroad. His focus was in the areas of biotechnology, genomics, pharmaceuticals, agricultural biotechnology and chemistry. From 1998 to 2000, Dr. Dow was Corporate Counsel, Intellectual Property, for Pharmacia Corporation, and from 1994 to 1998 he was an Associate Attorney with Klarquist, Sparkman, Campbell, Leigh & Whinston of Portland, Oregon. Dr. Dow earned his J.D. from Stanford Law School in 1994, his Ph.D. from Harvard University in 1992, and a B.S. degree in chemistry, with high distinction, from the University of Maine at Orono in 1977.

        Jon A. Norman, Ph.D., joined us in January 1993 as Vice President, Research. From 1986 until joining us, Dr. Norman was the Group Leader/Section Head for the Departments of Pharmacology and Biochemistry at Bristol-Myers Squibb Corporation. He was a Senior Research Scientist at Ciba-Geigy Corporation from 1981 to 1986. Dr. Norman received his B.A. in 1970 and M.A. in 1972 from the University of California at Santa Barbara and his Ph.D. in Biochemistry from the University of Calgary in 1977, after which he was awarded a fellowship at the Friederich Miescher Institute in Basel, Switzerland.

        David J. Pyrce joined us in October 2001 as Vice President, Business Development. Since 1993, Mr. Pyrce was a General Partner of Bear Creek Capital Management, a healthcare-based investment management firm. In addition, he served as Vice President and Senior Healthcare Analyst at First Security, Van Kasper & Company from 1993 to 1997 and as Vice President, Corporate Communications and Investor Relations, at Imagyn Medical Technologies from 1997 to 1999. He was Vice President of Diagnostic Products for Glyko Biomedical, Inc., from 1991 to 1993, and Director of Business Development at SmithKline Beecham from 1986 to 1991. From 1979 to 1986, he advanced through several sales and marketing positions at Baxter Healthcare, lastly as Vice President of Sales and Marketing. Mr. Pyrce received an M.B.A. in Financial Management and an M.S. in Financial Markets and Trading from the Stuart School of Business at the Illinois Institute of Technology in 1984. He received a B.S. degree in Biochemistry and Molecular Biology from Northern Illinois University in 1978. He is also an alumnus of the Advanced Executive Program at the Kellogg School of Business at Northwestern University.

Scientific Advisory Board Members

        Members of our Scientific Advisory Board, SAB, are selected by our executive officers. Our SAB members are as follows:

        C. Thomas Caskey, M.D., F.A.C.P., a world-renowned leader in genomics and genetics, recently served as Senior Vice President of Research at Merck Research Laboratories and as Trustee and President of The Merck Genome Research Institute, Inc. He is President and Chief Operating Officer of Cogene BioTech Ventures, Ltd., Chairman of the Board of Lexicon Genetics, and a member of the Board of Directors of Athersys Inc., and currently serves as an adjunct professor at Baylor College of

Medicine. In addition to his work in the pharmaceutical industry, Dr. Caskey has served as President of the American Society of Human Genetics and as a member of the advisory committees for the National Institutes of Health's Program Advisory Committee on the Human Genome, and the Department of Energy on Mapping the Human Genome. He was awarded the Distinguished Texas Geneticist in 1998 and the Presidency of the Human Genome Organization in 1993. A member of the National Academy of Sciences and the Institute of Medicine, he is the recipient of numerous research and teaching awards. Dr. Caskey is board certified in internal medicine, clinical genetics and biochemical and molecular genetics, and earned his medical doctorate from Duke University.

        Phyllis Gardner, M.D., is a tenured associate professor in the Department of Medicine at Stanford University School of Medicine. She has conducted extensive research in cell biology, including gene therapy, with emphasis in the area of cystic fibrosis. She has received numerous national awards and honors, including the Faculty Development Award from the Pharmaceutical Research and Manufacturers Association Foundation and Burroughs Wellcome Faculty Scholar in Clinical Pharmacology. In 1998, Dr. Gardner co-founded Genomics Collaborative, Inc., a functional genomics company focused on developing target discovery and validation intellectual property. From 1996 to 1998, she also served as Vice President of Research and head of ALZA Technology Institute of ALZA Corporation, a pharmaceutical company specializing in drug delivery technologies. She currently serves on the Board of Directors of several companies, including Aronex, Health Hero Network, Pharmacyclics, and Aerogen Inc. Dr. Gardner received her medical doctorate from Harvard Medical School.

        Paul A. Offit, M.D., is Chief of Infectious Diseases, the Henle Professor of Immunologic and Infectious Diseases, and Director of the Vaccine Education Center at the Children's Hospital of Philadelphia. He is also Professor of Pediatrics at the University of Pennsylvania School of Medicine. Dr. Offit is an internationally recognized expert in the fields of immunology and virology. He is a member of the Advisory Committee on Immunization Practices to the Center for Disease Control and Prevention, CDC. He has received numerous awards, including the J. Edmund Bradley Prize for Excellence in Pediatrics and the Young Investigator Award in vaccine development. Dr. Offit is the co-holder of a patent on a bovine human reassortant rotavirus vaccine and serves as a consultant to Merck on the vaccine's development. Dr. Offit has written two books, Vaccines: What Every Parent Should Know, with Louis Bell, M.D., and Breaking the Antibiotic Habit: A Parent's Guide to Coughs, Colds, Ear Infections, and Sore Throats, with Louis Bell, M.D., and Bonnie Fass-Offit. He received his medical doctorate from University of Maryland.

        Eric N. Olson, Ph.D., is a world leader in scientific discovery and basic research into the workings of muscle cells. His research has defined the molecular events that control cell development, particularly discovering genes that control the development of heart muscle and skeletal muscle cells. Dr. Olson has been an Established Investigator of the American Heart Association, and his previous honors include the Edgar Haber Cardiovascular Research Award, the American Heart Association Basic Research Prize, and Gill Heart Institute Award for Outstanding Contributions to Cardiovascular Medicine. Dr. Olson is Director of the Hamon Center for Basic Cancer Research and Professor and Chairman of the Department of Molecular Biology at the University of Texas Southwestern Medical Center. He is also an elected member of the American Academy of Arts and Sciences and the National Academy of Sciences. Dr. Olson received his Ph.D. in biochemistry from the Bowman Gray School of Medicine of Wake Forest University, and completed postdoctoral fellowships at the American Heart Association and National Institutes of Health.

        Douglas D. Richman, M.D., Professor of Pathology and Medicine, University of California, San Diego, UCSD, and VA Healthcare System, is a recognized expert in infectious diseases and medical virology. He is Director of the UCSD Center for AIDS Research. Dr. Richman is also a Fellow of the American Association for the Advancement of Science, the American Association of Physicians, and the Infectious Disease Society of America, and is a member of the NIH AIDS Vaccine Research

Committee. Dr. Richman's laboratory is credited with the discovery of HIV drug resistance in 1988, and now is focused on several aspects of HIV infection: 1) the investigation of antiviral drugs and drug resistance; 2) the pathogenesis and immune responses of primary HIV infection; and 3) the mechanisms involved with latent HIV infection. Dr. Richman received his medical doctorate at Stanford University, where he completed his residency.

        George W. Sledge, M.D., is the Ballvé-Lantero Professor of Oncology at Indiana University. Dr. Sledge specializes in the treatment of breast cancer, and is active in research involving monoclonal antibodies and anti-angiogenesis. In this role, he chaired the committee that developed the School of Medicine's first multi-disciplinary cancer program, the Breast Care and Research Center. Dr. Sledge has served as chairman of the Hoosier Oncology Group's Breast Cancer committee, as a member and vice-chairman of the Eastern Cooperative Oncology Group's Breast Cancer Committee, and as a member of the editorial board of The Breast Journal. He is editor-in-chief of Clinical Breast Cancer. He is an active member of the American Association for Cancer Research and the American Society for Clinical Oncology. Dr. Sledge received his medical degree from Tulane University.

ITEM 2. PROPERTIES

        We currently lease approximately 51,000 square feet of manufacturing, research laboratory and office space in northern San Diego, California, at three sites under three leases. The leases terminate in 2004. Total current monthly rental on the facilities, excluding common area maintenance costs, is approximately $135,000.

        In January 2002, we signed a 15-year lease for a new, 68,400 square foot facility in Sorrento Mesa, in northern San Diego. The projected level monthly rental on this facility, excluding estimated common area maintenance costs, is approximately $235,000. Under generally accepted accounting principles, we have to recognize level monthly rent expense over the entire lease period. This level monthly rent is calculated by adding the total rent payments over the entire lease period of fifteen years and then dividing the result by the 180 months of the lease. We have the option to renew this lease for three additional five-year periods beyond the expiration, and have a one-time purchase option at 110 percent of fair market value which we can exercise in year nine of the lease. We will continue to hold the leases on our three existing facilities until they expire. We intend to sublease the majority of this space as it becomes available.

ITEM 3. LEGAL PROCEEDINGS

        In October 2001, we announced our intention to appeal the ruling by the Opposition Division of the European Patent Office revoking on formal grounds our patent covering the nonviral delivery of genetic material. According to European patent procedures, issued patents may be opposed by parties interested in challenging the issued claims. The patent covering our core DNA delivery technology was issued in 1998 and was subsequently opposed by seven companies. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. Our appeal, which we plan to file by the end of April 2002, will seek to overturn the revocation, and we may also use additional patent applications that are pending in Europe to secure patent protection for our core gene delivery technology. We intend to vigorously defend our patent position in the European opposition proceedings.

        In the ordinary course of business, we are a party to lawsuits involving employee-related matters. We do not believe that an unfavorable outcome in any of these matters would have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded on the Nasdaq National Market under the symbol "VICL." The following table presents quarterly information on the price range of high and low sales prices for the common stock on the Nasdaq National Market for the periods indicated since January 1, 2000.

	High	Low
2000
First Quarter	$73.50	$25.00
Second Quarter	39.81	13.00
Third Quarter	29.88	15.50
Fourth Quarter	26.63	14.50
2001
First Quarter	$20.50	$8.53
Second Quarter	18.00	8.69
Third Quarter	14.10	8.35
Fourth Quarter	14.00	9.56

        As of March 15, 2002, there were approximately 469 stockholders of record of our common stock with 20,071,344 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data for each of the five years ended December 31, 2001. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues(1):
License/royalty revenue	$7,572	$5,027	$8,294	$5,044	$6,477
Contract revenue	3,794	2,593	2,417	876	1,326

	11,366	7,620	10,711	5,920	7,803

Operating expenses:
Research and development	22,073	18,514	15,344	12,054	11,936
General and administrative	6,522	5,265	4,376	3,650	3,733

Total operating expenses	28,595	23,779	19,720	15,704	15,669

Loss from operations	(17,229)	(16,159)	(9,009)	(9,784)	(7,866)
Investment income(2)(3)	8,286	9,357	2,229	2,465	2,447
Interest expense	(297)	(205)	(129)	(162)	(192)

Net loss before cumulative effect of accounting change	(9,240)	(7,007)	(6,909)	(7,481)	(5,611)
Cumulative effect of accounting change(1)	—	(1,510)	—	—	—

Net loss	$(9,240)	$(8,517)	$(6,909)	$(7,481)	$(5,611)

Net loss per share (basic and diluted)	$(0.46)	$(0.43)	$(0.43)	$(0.47)	$(0.36)

Weighted average shares used in per share calculation[2]	20,032	19,689	16,136	15,798	15,485

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and marketable securities	$134,087	$148,144	$37,675	$40,184	$45,555
Working capital	130,933	145,569	35,996	38,398	44,856
Total assets	154,495	162,903	45,059	44,844	50,691
Long-term obligations	4,545	5,121	740	801	1,232
Stockholders' equity	142,159	150,794	38,669	40,824	47,194

(1)
In the fourth quarter of 2000, we changed our revenue recognition accounting policy to conform to the requirements of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," SAB 101, as more fully described in Note 2 of the notes to our financial statements.

(2)
In January 2000, we completed the sale of 3,450,000 shares of Vical common stock in a public offering, which raised net proceeds of approximately $117.5 million.

(3)
Investment income in 2001 included realized gains on the sale of marketable securities of $1.1 million. Realized gains were not material for previous years presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. We used herein the words "may," "will," "expects," "anticipates," "estimates," "intends," "plan," "predicts," "potential," "believe," "should," and similar expressions intended to identify such forward-looking statements. Such statements are only predictions and our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business" and "Additional Business Risks," as well as those discussed elsewhere in this report. This discussion and analysis should be read in conjunction with the financial statements and notes included elsewhere in this report.

Overview

        We are focused on the development of biopharmaceutical products based on our patented gene delivery technologies for the prevention and treatment of serious or life-threatening diseases. Potential applications of our gene delivery technology include:

  •
  Gene therapies for cancer,

  •
  DNA vaccines for infectious diseases or cancer, and

  •
  DNA therapeutic protein delivery.

        We are actively pursuing the refinement of our plasmids and lipids, development of future products, evaluation of potential enhancements to our core technologies, and exploration of alternative gene delivery technologies. We also seek to develop additional applications for our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or additional licensing opportunities. In addition, we continually evaluate compatible technologies or products that may be of potential interest for in-licensing or acquisition.

        We collaborate with major pharmaceutical and biotechnology companies, and government agencies that give us access to complementary technologies or greater resources. These collaborations provide us with mutually beneficial opportunities to expand our product pipeline and serve significant unmet medical needs. We license intellectual property from companies holding complementary technologies in order to leverage the potential of our own gene delivery technology and to further the discovery of innovative new therapies for internal development. We license our intellectual property to other companies in order to leverage our technologies for applications that may not be appropriate for our independent product development efforts.

        We are developing vaccine product candidates for infectious diseases primarily in collaboration with our corporate collaborator, Merck. We have recently regained rights to develop and commercialize infectious disease vaccines and gene therapies for neurodegenerative diseases that were previously licensed to Aventis Pharma and Aventis Pasteur, two divisions of Aventis S.A. We have license agreements allowing Centocor and Aventis Pasteur to use our gene delivery technology to develop and commercialize DNA vaccines for the potential treatment of types of cancer. We have an agreement with Boston Scientific for the use of our technology in catheter-based intravascular gene delivery. We also have an agreement with Merial for use of our technology in DNA vaccines for animal infectious disease targets. We have a reciprocal, royalty-bearing license with HGS granting us the option to exclusively license up to three genes from HGS for gene-based product development. HGS also has the option to license our gene delivery technology for use in up to three gene-based products. In addition, we granted an exclusive, royalty-bearing license to VGI, a private company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for angiogenesis. We also have an agreement with Aventis Pharma for naked DNA delivery of a separate angiogenic growth factor.

        We have an exclusive agreement with Ichor to develop products based on our gene delivery technology and delivered using Ichor's proprietary electroporation systems. Both companies are applying this innovative approach toward the initial development of selected products. We have also entered into an exclusive agreement with CytRx that grants to us rights to use or sublicense CytRx's poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, except for four infectious disease vaccine targets licensed to Merck and prostate-specific membrane antigen. In addition, the license agreement permits our use of CytRx's technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment in December 2001, and potentially may make future milestone and royalty payments. The license fee is being amortized to expense using the straight-line method over the estimated ten-year average useful life of the technology.

        To date, we have not received revenues from the sale of our products. We expect to incur substantial operating losses for at least the next few years, due primarily to the expansion of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, our relocation to a new facility, and possible advancement toward commercialization activities.

        Losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and the revenues received from collaborative agreements. Such fluctuations may be significant. As of December 31, 2001, our accumulated deficit was approximately $62.4 million. We expect our net loss for 2002 to be between $28 million and $32 million. The anticipated increase in net loss compared with 2001 reflects the expected reductions in license and contract revenues, an anticipated decline in investment income, higher planned expenses related to preclinical research and development programs, and consolidation of our facilities in a new location.

Change in Accounting Principle

        In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically we recognized revenue from initial technology option and license fees in the period in which the agreement was signed, if there were no significant performance obligations remaining. Revenue from milestone payments was recognized as revenue as the collaborator achieved the milestones. SAB 101 requires that, when there has been no culmination of the earnings process, payments must be deferred and recognized over the period over which the revenue is deemed to have been earned. As such, we defer and recognize payments from technology option and license fees, and milestone payments over the period in which the revenue is deemed to have been earned.

        Under option and license agreements which do not require research to be performed by us and where the collaborator pays an upfront fee for an option to a license to our technology, we believe that SAB 101 would require us to recognize the revenue from the upfront payment over the option period. For those agreements which do not require research to be performed by us and where the collaborator pays an upfront fee for a license to our technology, or where the collaborator holds an option that is then exercised to get a license, we believe all significant performance obligations were met and the culmination of the earnings process occurred upon granting the license to the technology. For these types of transactions, our only remaining performance obligation after the grant is to maintain and defend the patents and patent applications. The collaborators do not receive access to any upgrades or enhancements to our technology.

        Under certain agreements, we are paid to perform research and development services during the research period specified in the agreement. For these agreements, historically, we recognized the revenue on the research services as the services were provided. This accounting is unchanged under SAB 101. However, under SAB 101, we believe that any upfront option or license payment under this type of agreement would have to be deferred and recognized over the research period.

        In the fourth quarter of 2000, we completed our evaluation of payments we received under our various option and license agreements. We identified one agreement with Pfizer entered into in 1999, which we believe, under SAB 101, would require a change in accounting as of the implementation date of January 1, 2000. The amount of revenue recognized in 1999 that under SAB 101 was deferred as of January 1, 2000, was $1.5 million.

        We implemented SAB 101 in the fourth quarter of 2000, by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations for 2000 reflects a one-time charge to earnings of $1.5 million for the cumulative effect of the change in accounting principle as of January 1, 2000. In 2001 and 2000, we recognized approximately $0.7 million per year of this deferred license revenue under the new revenue recognition policy.

        On a pro forma basis, if the impact of SAB 101 had been implemented effective January 1, 1999, the pro forma net loss and the pro forma net loss per common share for the year ended December 31, 1999, would have been $8.4 million and $0.52, respectively, compared with the reported net loss and the reported net loss per common share of $6.9 million and $0.43, respectively.

Results of Operations

        We had revenues of $11.4 million for the year ended December 31, 2001, compared with $7.6 million in 2000. License revenue of $7.6 million in 2001 included scheduled milestone payments of $3.0 million from Merck and $1.0 million from Centocor, and royalty and other revenue of $1.0 million. License revenue in 2001 also included recognition of deferred license fees of $1.8 million from Merial and VGI, and of $0.8 million primarily from the Pfizer agreement as a result of applying the change in accounting principle discussed in the section above. Contract revenue of $3.8 million for 2001 included $1.5 million of revenues from the contract with the ONR for the development work on a potential DNA vaccine to prevent malaria, revenue from contracts and grants with NIH, and revenue from Pfizer and other agreements. The ONR agreement, as amended in January 2002, could provide up to $5.5 million in funding through April 30, 2002. Through December 31, 2001, we had recognized revenue of $5.0 million of the total contract amount. We intend to pursue additional agreements with ONR to continue funding for this development program; however, we may not be able to enter into any further agreements.

        We had revenues of $7.6 million for the year ended December 31, 2000, compared with $10.7 million in 1999. License revenue of $5.0 million in 2000 included $1.5 million of license fees from a June 2000 license agreement with Aventis Pharma and royalty and other revenue of $1.0 million. License revenue in 2000 also included recognition of deferred license fees of $1.8 million from Merial and VGI and of $0.7 million from the Pfizer agreement as a result of applying the change in accounting principle discussed in the section above. Contract revenue of $2.6 million for 2000 included $0.9 million of revenues from the contract with the ONR, revenue from contracts and grants with NIH, and revenue from Pfizer and other agreements.

        We had revenues of $10.7 million for the year ended December 31, 1999. License revenue in 1999 of $8.3 million included $2.0 million from Merck to extend an agreement covering therapeutic DNA vaccines and $1.0 million for the start of a Phase I clinical trial of a preventive DNA vaccine to protect against HIV infection, $1.0 million of option fees and $1.2 million of equity premium pursuant to January 1999 agreements with Pfizer, and $1.0 million from Merial for the initial exercise of options covering preventive DNA vaccines for animal health infectious diseases. The equity premium from

Pfizer was a result of Pfizer purchasing approximately 318,000 shares of Vical common stock for $6.0 million at $18.87 per share. The price per share reflected a twenty-five percent premium over the trading price of the common stock. The equity premium was recognized as license revenue in 1999. License revenue also included recognition of previously deferred license fees of $1.1 million from Merial, and royalty and other revenue of $1.0 million. Contract revenues for 1999 were $2.4 million, primarily from the ONR and payments under the January 1999 agreement with Pfizer.

        Our license revenues are expected to decrease in 2002, primarily as a result of scheduled milestone payments from Merck in 2001 which will not recur in 2002. We also expect that contract revenue will be lower in 2002, primarily as a result of our current contract with the ONR ending on April 30, 2002, and due to the expiration of our Pfizer collaboration in January 2002.

        Research and development expenses increased to $22.1 million in 2001 from $18.5 million in 2000 due to increased personnel, facilities, preclinical and intellectual property costs. Research and development expenses increased to $18.5 million in 2000 from $15.3 million in 1999. The increases in 2000 generally were due to expansion of our preclinical and clinical activities, but included increased costs in facilities and personnel. Clinical trials expense decreased to $3.2 million in 2001 from $4.1 million in 2000 due to the discontinuation of the Leuvectin® kidney cancer clinical trial. Clinical trials expense increased to $4.1 million in 2000 from $3.6 million in 1999 due to increased activity in the Leuvectin® kidney cancer clinical trial. As we move forward in 2002, we expect research and development expense to increase as we expand our preclinical programs to broaden our future pipeline. We further expect these efforts to drive increases in headcount, spending for outside services, and costs related to intellectual property. We also expect to incur increased costs as a result of relocation to a new facility and possible commencement of commercialization activities.

        General and administrative expenses increased to $6.5 million in 2001 from $5.3 million in 2000 and $4.4 million in 1999. The increase in 2001 is attributable primarily to increased costs for support personnel, travel, and increased consultant and professional fees. General and administrative expenses increased to $5.3 million in 2000 from $4.4 million in 1999. The increase in 2000 compared to 1999 is attributable primarily to increased costs for consultants, professional fees, support personnel, and recruiting and other expenses related to the hiring of a new CEO.

        Investment income decreased to $8.3 million in 2001 from $9.4 million in 2000. Investment income in 2001 included realized gains on sales of marketable securities of $1.1 million, compared with $0.1 million in 2000. Investment income, excluding the gains on the sale of investments, decreased in 2001 compared with 2000 due to significantly lower investment rates of return resulting from the Federal Reserve Board's repeated lowering of interest rates. Some of our investments were purchased prior to the reductions in interest rates and currently are yielding higher returns than we can expect when reinvesting the proceeds upon maturity. Thus, our interest yields and investment income are expected to be lower in 2002. Investment income increased to $9.4 million in 2000 from $2.2 million in 1999 as a result of higher investment balances due to the January 2000 sale of 3,450,000 shares of Vical common stock in a public offering. This sale raised net proceeds of approximately $117.5 million.

        Interest expense increased to $0.3 million in 2001 from $0.2 million in 2000, and from $0.1 million in 1999. The increase is due to higher average balances of capital lease obligations and bank notes payable. Interest expense is expected to increase in 2002 as the capital lease obligation increases due to increased capital spending.

        For the full year 2001, we reported a net loss of $9.2 million, or $0.46 per share, compared with a net loss of $8.5 million, or $0.43 per share, for 2000. The net loss for the year ended December 31, 2000, included a one-time charge to earnings of $1.5 million for the cumulative effect of a change in accounting principle as of January 1, 2000. This one-time charge was to reflect the impact of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition." We reported a loss before cumulative effect of change in accounting principle of $9.2 million for 2001, compared with $7.0 million for 2000. The increase in loss before the cumulative effect of the change in accounting principle was primarily a result of lower investment income and higher research and development spending. Net loss before cumulative change in accounting principle in 2000 was $7.0 million, or $0.36 per share, compared with $6.9 million or $0.43 per share in 1999. Revenues were lower and expenses were higher, in 2000 compared with 1999, as set forth above. The lower revenue and higher expenses were substantially offset by higher investment income as a result of the January 2000 sale of additional shares of Vical common stock.

Other Matters

        Since inception, we estimate that we have spent approximately $130 million on research and development of which approximately $54 million was for our two major programs, Allovectin-7® and Leuvectin®. The majority of this $54 million was for Allovectin-7®. Allovectin-7® is currently in Phase II and Phase III registration trials in melanoma. We do not know if the clinical trial data will be sufficient to support a BLA or whether further trials will be needed. Since we have never commercialized a product before we are unable to predict the costs of commercialization. Accordingly, we cannot predict when commercialization might occur or how much additional cost we may incur until a product is on the market. Leuvectin® is currently in Phase II clinical trials in prostate cancer. Additional clinical trials will be needed if we choose to advance toward commercialization. Accordingly, we are unable to estimate when this product candidate might be commercialized and how much additional spending will be required. See "Gene Therapies for Cancer—Allovectin-7®—Leuvectin®" for a more detailed explanation of the status of Allovectin-7® and Leuvectin®.

        We have several other product candidates in the research and preclinical stage. It takes many years from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible FDA approval of a product. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, and revenues from collaborative agreements. As of December 31, 2001, we had working capital of approximately $130.9 million compared with $145.6 million at December 31, 2000. Cash and marketable securities totaled approximately $134.1 million at December 31, 2001, compared with $148.1 million at December 31, 2000. In January 2000, we sold 3,450,000 shares of common stock, including an over-allotment to the underwriters of 450,000 shares, in a public offering for $36.50 per share. Net proceeds were approximately $117.5 million after deducting underwriting fees and offering costs.

        Cash used in operating activities declined to $8.2 million in 2001 compared with $8.6 million in 2000, despite a higher net loss, because of increases in noncash charges such as depreciation and deferred compensation. Positive cash flow from the reduction in receivables together with increased accounts payable and accrued expenses more than offset the negative impact of the increase in deferred revenue. Cash used in operating activities in 2000 was $8.6 million in 2000 compared with $6.0 million in 1999. The increase in cash used in operating activities was due to an increased net loss, increased deferred revenue and increased receivables which more than offset the positive cash flow impact of an increase in accounts payable.

        Cash provided from investing activities was $35.4 million in 2001. Cash used in investing activities was $106.1 million in 2000. In 2001, we sold marketable securities and invested in cash equivalents of a shorter term. In 2001, we also paid $3.8 million for a license to certain technology. In 1999, cash used in investing activities was $0.7 million. The increase in cash used in investing activities in 2000 compared with 1999 was due to our use of the net proceeds from our follow-on stock offering to invest in marketable securities. Capital expenditures in 2001 and 2000 increased over the respective prior years.

        Cash provided from financing activities in 2001 was $0.1 million compared with $120.0 million in 2000. The decrease was a result of our January 2000 public offering of 3,450,000 shares of Vical common stock, which raised net proceeds of approximately $117.5 million. Cash provided from financing activities in 1999 was $4.3 million, consisting primarily of proceeds from stock option exercises. In both 2001 and 2000, payments on notes payable and capital leases increased over the respective prior year due to increased balances of notes payable and capital lease obligations.

        In 2002, we expect that our total net cash used will increase because of expected reductions in license and contract revenues, an anticipated decline in investment income, higher planned expenses related to preclinical research and development programs, and consolidation of our facilities in a new location. Annual rent expense, excluding common area maintenance, is expected to be approximately $2.8 million for the new facility compared with a $1.6 million rent expense incurred in 2001 for the existing facilities. The new lease has specified annual rent increases. Under generally accepted accounting principles, we have to recognize level monthly rent expense over the entire lease period. This level monthly rent is calculated by adding the total rent payments over the entire lease period of fifteen years and then dividing the result by the 180 months of the lease. Accordingly, this level rent per square foot is significantly higher than the actual base rent per square foot we will pay on the new facility in 2002. We will not begin paying rent on the new facility until September 2002.

        Capital equipment spending will be significantly higher due to the new facility. In January 2002, we renewed our capital equipment credit line and increased it to $4.3 million. This credit line will be used to finance laboratory and scientific equipment, and part of the equipment needed for the new facility. We expect to need approximately $4 million to $6 million in capital in excess of our current credit line and will seek to have the credit line increased or pursue additional financing with other parties. In the event we are unable to obtain this additional financing, we will need to use existing cash to fund the capital purchases.

        We will attempt to sublease the vacant space in existing facilities to recover our existing rent payments plus amortization of leasehold improvements. However, if we are unable to do so, our net loss and cash outlays will increase accordingly.

        To finance certain leasehold improvements we borrowed from a bank $1.0 million in 2001 and $1.2 million in 2000. These borrowings converted to term loans payable over 42 months in June, 2001 and June, 2000, respectively. The term loans bear interest approximating the bank's prime rate. At December 31, 2001, outstanding borrowings under the term loans were $1.6 million, and currently have interest rates of 4.75 percent and 4.50 percent, respectively.

        We expect to incur substantial additional research and development expenses and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical testing and clinical trials, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We cannot assure that additional financing will be available on favorable terms or at all.

        If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2003.

Critical Accounting Policies

  Use of estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

        Investment, at cost.    In February 2000, we received an investment in Series B Preferred Stock in VGI in exchange for a license to our technology. The investment is recorded on our balance sheet at estimated fair value on the date of investment of $5.0 million. The preferred stock is convertible into common stock of VGI. If additional shares of VGI common or preferred stock are issued at a price below the price that the preferred shares of VGI were issued to us, the rate of conversion of the preferred shares into VGI common stock would change and the percentage of our equity ownership in VGI would decrease.

        VGI is a privately-held company developing gene-based delivery of the angiogenic growth factor VEGF-2 for cardiovascular applications. VGI has completed Phase I and Phase II trials. VGI still needs to raise substantial cash to complete its development plans, and there can be no assurance that the therapy will work or that the FDA will approve such a therapy. VGI, which currently has few employees and limited resources, may not be able to successfully commercialize a product even if it receives FDA approval. We do not believe there has been any permanent impairment to our investment to date, however, this may change depending on the funding and development status of VGI, which is beyond our control. If a change were to occur in any of the above-mentioned factors or estimates, a material change could occur to our reported results of operations.

        Intangible assets.    We capitalize the license fees we pay to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated average useful life of the technology (in this case, 10 years). We also capitalize certain costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patent, which is generally 20 years and usually commences at the time the patent application is filed. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are amortized using the straight-line method. We review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when the estimated future cash flows expected from the use of the asset and the eventual disposition are less than its carrying amount. Loss of legal ownership or rights to patents or licensed technology, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

        Clinical trial expenses.    We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and amortizing this total cost for the patient over the estimated treatment period, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and patient-related costs, including lab costs, related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the length of treatment period for each patient. Treatment periods vary from one month to one year, depending on the clinical trial. As actual costs become known to us, we may need to make a material change in our estimated accrual, which could also materially affect our results of operations.

  Revenue recognition

        We earn revenue from licensing access to our proprietary technology, and by performing services under research and development contracts and manufacturing service contracts. As more fully explained in Note 2, we changed our method of accounting for certain payments under collaborative agreements. Effective January 1, 2000, any initial license or option payment received under an agreement under which we also provide research and development services is recognized over the term of the research and development period. Payments for options on a license to our technology are recognized over the option period. Fees paid to extend an option are recognized over the option extension period. Upfront license payments are recognized upon contract signing if the fee is paid within 30 days, is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as the milestones are achieved and collection of payment is reasonably assured. Revenue under research and development contracts and manufacturing service contracts is recognized as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

Recent Accounting Pronouncements

        In 2001, the Financial Accounting Standards Board, FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." To date we have not entered into any business combinations as defined in SFAS No. 141. We would have to adhere to SFAS 141 if we were to enter into any such business combinations in the future.

        The primary changes resulting from SFAS No. 142 consist of how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. We do not currently have any goodwill and are continuing to assess the impact of adoption of SFAS No. 142 on other intangible assets and the respective results of operations, financial position and cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged, and generally are to be applied prospectively. We do not anticipate that the adoption of SFAS No. 144 will have a material effect on our financial position or results of operations.

        The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133. Our adoption of this pronouncement did not have a material effect on our results of operations or financial condition as we do not currently hold derivative financial instruments and do not engage in hedging activities.

ITEM 7.a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. No investments in equity securities are made in our investment portfolio which consists of cash equivalents and marketable securities. As of December 31, 2001, 46 percent of the investments would mature within one year, and an additional 51 percent and 3 percent would mature within two and three years, respectively. The average maturity was nine months. Our investments are all classified as available-for-sale securities. To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a twelve-month time horizon, a nine-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $1.3 million lower than the reported fair value of our investments at December 31, 2001. Our rate of return on investments, excluding the realized gains on sales of investments, has decreased as the Federal Reserve Board has lowered interest rates. Some of our investments were purchased prior to the reductions, and are currently yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields and investment income are expected to be lower in 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements and supplementary data of us required by this item are set forth at the pages indicated in Item 14(a)(1).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors

        Our directors are as follows(1):

Name	Affiliation
R. Gordon Douglas, M.D.	Chairman of the Board, Vical Incorporated
Vijay B. Samant	President and CEO, Vical Incorporated
M. Blake Ingle	Inglewood Ventures
Patrick F. Latterell	Venrock Associates, and Latterell Venture Partners
Gary A. Lyons	Neurocrine Biosciences, Inc.
Robert C. Merton	Harvard University Graduate School of Business, and Hancock, Mendoza, Dachille & Merton, Ltd.

(1)
The following changes have occurred on our Board of Directors since our 2001 Annual Meeting: Mr. Dale Smith passed away in July 2001; Mr. Philip Young resigned in February 2002; and Dr. Robert Merton joined in March 2002.

        The information required by this item, with respect to directors, is incorporated by reference from the information under the caption "Election of Directors" contained in our 2002 Definitive Proxy Statement. The required information concerning our executive officers is contained in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in our 2002 Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in our 2002 Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the information contained under the caption "Certain Transactions" contained in our 2002 Definitive Proxy Statement.

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

(b)
Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 2001.

(c)
Exhibits

Exhibit Number		Description of Document
3.1	(i)(9)	Restated Certificate of Incorporation.
3.1	(ii)(9)	Amended and Restated Bylaws of the Company.
4.1	(9)	Specimen Common Stock Certificate.
4.2	(2)	Rights Agreement dated as of March 20, 1995, between the Company and First Interstate Bank of California.
4.3	(10)	Stock Purchase Agreement dated November 3, 1997, between the Company and Merck & Co., Inc.
4.4	(11)	Stock Purchase Agreement dated as of January 22, 1999, between the Company and Pfizer Inc.
10.1	(4)(a)	Stock Incentive Plan of Vical Incorporated.
10.2	(5)(a)	1992 Directors' Stock Option Plan of Vical Incorporated.
10.3	(3)	Form of Indemnity Agreement between the Company and its directors and officers.
10.5	(3)(a)	Employment Agreement dated August 20, 1992, between the Company and Mr. George J. Gray.
10.6	(3)(a)	Employment Agreement dated November 2, 1992, between the Company and Dr. Jon A. Norman.
10.7	(3)	Stock Purchase Agreement dated February 20, 1992.
10.8	(3)	Lease dated December 4, 1987, between the Company and Nexus/GADCo.-UTC, a California Joint Venture, as amended.
10.9	(6)(b)	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.12	(1)(b)	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.
10.14	(1)(b)	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.
10.16	(7)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins.
10.17	(8)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.19	(10)(b)	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.20	(12)	Amendment No. 4 to the Lease dated December 4, 1987, between the Company and Nippon Landic (U.S.A.), Inc., a Delaware Corporation (as successor in interest to Nexus GADGO-UTC). License Agreement dated February 24, 2000, between the Company and Human Genome Sciences, Inc.
10.21	(13)(b)	License Agreement dated February 24, 2000, between the Company and Human Genome Sciences, Inc.
10.22	(13)(b)	License Agreement dated February 24, 2000, between the Company and Vascular Genetics Inc.
10.23	(14)(a)	Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.
10.24	(15)(a)	Employment Agreement dated May 30, 2001, between the Company and Alan E. Dow.
10.25	(16)(a)	Employment Agreement dated September 13, 2001, between the Company and David C. Kaslow.
10.26	(c)	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Aventis Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27		Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.
10.28	(a)	Amendment Dated February 5, 2002, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.
23.1		Consent of Arthur Andersen LLP.
99.1		Letter to the U.S. Securities and Exchange Commission regarding representations from Arthur Andersen LLP.

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

(4)
Incorporated by reference to Exhibit 10.1 filed with the Company's Registration Statement on Form S-8 (file No. 333-66254) filed on July 30, 2001.

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

(10)
Incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(14)
Incorporated by reference to the exhibit of the same number to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

(15)
Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(16)
Incorporated by reference to the exhibit of the same number to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(a)
Indicates management contract or compensatory plan or arrangement.

  (b)
  The Company has received confidential treatment of certain portions of these agreements.

  (c)
  The Company has requested confidential treatment of certain portions of these agreements.

(d)
Financial Statement Schedules

          The financial statement schedules of Vical Incorporated required by this item are set forth at the pages indicated in Item 14(a)(2).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

VICAL INCORPORATED
By:	/s/ VIJAY B. SAMANT Vijay B. Samant President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director	March 28, 2002
/s/ MARTHA J. DEMSKI Martha J. Demski	Vice President, Chief Financial Officer, Treasurer and Secretary	March 28, 2002
/s/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	March 28, 2002
/s/ M. BLAKE INGLE M. Blake Ingle	Director	March 28, 2002
/s/ PATRICK F. LATTERELL Patrick F. Latterell	Director	March 28, 2002
/s/ GARY A. LYONS Gary A. Lyons	Director	March 28, 2002
/s/ ROBERT C. MERTON Robert C. Merton	Director	March 28, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Vical Incorporated:

We have audited the accompanying balance sheets of Vical Incorporated, a Delaware corporation, as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
San Diego, California
February 1, 2002

VICAL INCORPORATED

BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$43,736,068	$16,480,087
Marketable securities — available-for-sale	90,351,409	131,663,766
Receivables and other	4,635,534	4,413,077

Total current assets	138,723,011	152,556,930

Investment, at cost	5,000,000	5,000,000
Property and Equipment:
Equipment	8,225,632	6,978,906
Leasehold improvements	4,800,503	3,062,779

	13,026,135	10,041,685
Less — accumulated depreciation and amortization	(7,966,257)	(6,504,640)

	5,059,878	3,537,045

Intangible Assets, net	5,406,500	1,638,935
Other Assets	305,345	170,302

	$154,494,734	$162,903,212

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$4,492,005	$3,895,531
Current portion of capital lease obligations	846,348	611,775
Current portion of notes payable	657,143	317,764
Current portion of deferred revenue	1,794,857	2,162,474

Total current liabilities	7,790,353	6,987,544

Long-Term Obligations:
Long-term obligations under capital leases	1,616,677	1,413,602
Notes payable	973,810	707,869
Deferred revenue	1,954,926	3,000,001

Total long-term obligations	4,545,413	5,121,472

Commitments and contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value — 5,000,000 shares authorized —none outstanding	—	—
Common stock, $0.01 par value — 40,000,000 shares authorized —20,056,344 and 20,011,244 shares issued and outstanding, respectively	200,563	200,112
Additional paid-in capital	203,543,985	203,106,680
Accumulated other comprehensive income	816,665	649,658
Accumulated deficit	(62,402,245)	(53,162,254)

Total stockholders' equity	142,158,968	150,794,196

	$154,494,734	$162,903,212

See accompanying notes.

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2001	2000	1999
Revenues:
License/royalty revenue	$7,572,190	$5,027,407	$8,294,283
Contract revenue	3,793,900	2,592,643	2,417,198

	11,366,090	7,620,050	10,711,481

Operating expenses:
Research and development	22,073,096	18,513,744	15,343,586
General and administrative	6,522,297	5,265,270	4,376,471

	28,595,393	23,779,014	19,720,057

Loss from operations	(17,229,303)	(16,158,964)	(9,008,576)

Other income (expense):
Investment income	8,285,889	9,356,722	2,229,181
Interest expense	(296,577)	(204,595)	(129,822)

	7,989,312	9,152,127	2,099,359

Loss before cumulative effect of change in accounting principle	(9,239,991)	(7,006,837)	(6,909,217)
Cumulative effect of change in accounting principle	—	(1,510,036)	—

Net loss	$(9,239,991)	$(8,516,873)	$(6,909,217)

Net loss per common share (basic and diluted):
Loss per share before cumulative effect of change in accounting principle	$(0.46)	$(0.36)	$(0.43)
Cumulative effect of change in accounting principle	—	(0.07)	—

Net loss per common share	$(0.46)	$(0.43)	$(0.43)

Weighted average shares used in computing net loss per common share	20,032,360	19,688,754	16,135,590

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2001

	Common Stock
			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity	Total Comprehensive Loss
	Shares	Amount
BALANCE, December 31, 1998	15,866,544	$158,665	$78,332,483	$69,440	$(37,736,164)	$40,824,424	$(7,435,095)

Issuance of common stock	317,969	3,180	4,790,461	—	—	4,793,641
Stock option exercises	16,623	166	169,926	—	—	170,092
Unrealized loss on marketable securities arising during holding period							$(191,191)
Reclassification of realized gain included in net loss							(19,050)

Unrealized loss on marketable securities	—	—	—	(210,241)	—	(210,241)	(210,241)
Net loss	—	—	—	—	(6,909,217)	(6,909,217)	(6,909,217)

BALANCE, December 31, 1999	16,201,136	162,011	83,292,870	(140,801)	(44,645,381)	38,668,699	$(7,119,458)

Issuance of common stock	3,450,000	34,500	117,430,126	—	—	117,464,626
Stock option exercises	360,108	3,601	2,383,684	—	—	2,387,285
Unrealized gain on marketable securities arising during holding period							$865,942
Reclassification of realized gain included in net loss							(75,483)

Unrealized gain on marketable securities	—	—	—	790,459	—	790,459	790,459
Net loss	—	—	—	—	(8,516,873)	(8,516,873)	(8,516,873)

BALANCE, December 31, 2000	20,011,244	200,112	203,106,680	649,658	(53,162,254)	150,794,196	$(7,726,414)

Stock option exercises	45,100	451	281,889	—	—	282,340
Non-cash compensation expense related to grant of stock options	—	—	155,416	—	—	155,416
Unrealized gain on marketable securities arising during holding period							$1,250,651
Reclassification of realized gain included in net loss							(1,083,644)

Unrealized gain on marketable securities	—	—	—	167,007	—	167,007	167,007
Net loss	—	—	—	—	(9,239,991)	(9,239,991)	(9,239,991)

BALANCE, December 31, 2001	20,056,344	$200,563	$203,543,985	$816,665	$(62,402,245)	$142,158,968	$(9,072,984)

See accompanying notes.

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
OPERATING ACTIVITIES:
Net loss	$(9,239,991)	$(8,516,873)	$(6,909,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,882,877	1,200,328	1,041,351
Compensation expense related to grant of stock options	155,416	—	—
Change in operating assets and liabilities:
Receivables and other	(222,457)	(441,456)	(2,538,910)
Accounts payable and accrued expenses	596,474	55,889	1,558,390
Deferred revenue	(1,412,692)	(913,691)	826,166

Net cash used in operating activities	(8,240,373)	(8,615,803)	(6,022,220)

INVESTING ACTIVITIES:
Sales of marketable securities	188,382,838	69,433,851	28,135,862
Purchases of marketable securities	(146,903,472)	(173,781,977)	(28,255,344)
Capital expenditures	(2,004,907)	(1,317,547)	(441,324)
Deposits and other	(135,043)	(23,832)	(13,086)
Licensed technology expenditures	(3,750,000)	—	—
Patent expenditures	(188,140)	(364,232)	(86,386)

Net cash provided from (used in) investing activities	35,401,276	(106,053,737)	(660,278)

FINANCING ACTIVITIES:
Issuance of common stock, net	282,340	119,851,911	4,963,733
Proceeds from notes payable	1,107,700	1,192,300	—
Payments on notes payable	(502,380)	(273,554)	(160,329)
Principal payments under capital lease obligations	(792,582)	(770,617)	(539,136)

Net cash provided from financing activities	95,078	120,000,040	4,264,268

Net increase (decrease) in cash and cash equivalents	27,255,981	5,330,500	(2,418,230)
Cash and cash equivalents at beginning of period	16,480,087	11,149,587	13,567,817

Cash and cash equivalents at end of period	$43,736,068	$16,480,087	$11,149,587

Interest paid	$326,704	$196,384	$128,411

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Investment in preferred stock of Vascular Genetics Inc. in exchange for grant of license	$—	$5,000,000	$—

Equipment acquired under capital lease financing	$1,230,230	$1,428,151	$685,705

Stock options exercised through swap of outstanding shares owned by optionee, which shares received by the Company were then retired	$—	$3,447,478	$—

See accompanying notes.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

December 31, 2001

1. Summary of Significant Accounting Policies

Organization and Business Activity

        Vical Incorporated, the Company, a Delaware corporation, was incorporated in 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company is focusing its resources on the development of biopharmaceutical products based on its patented gene delivery technologies for the prevention and treatment of serious or life-threatening diseases.

        All of the Company's potential products are in research and development. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next few years. The products currently under development by the Company are in various stages of development. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical trial testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company's research and development efforts will be successful and that any of the Company's potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The Company expects to continue to incur substantial losses and not generate positive cash flow from operations for at least the next few years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

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

Property and Equipment

        Equipment is recorded at cost and depreciated over the estimated useful lives of the assets, 3 to 5 years, using the straight-line method. Leasehold improvements are recorded at cost and amortized over the shorter of the life of the remaining lease term or the remaining useful life of the asset using the straight-line method.

Intangible Assets

        The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated average useful life of the technology, 10 years. The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over the estimated economic lives of the patents, generally 20 years, and generally commencing at the time the patent application is filed. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are being amortized using the straight-line method.

Asset Impairment

        The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition are less than its carrying amount.

Research and Development Costs

        All research and development costs are expensed as incurred, including costs incurred to perform research and manufacturing service contracts. Research and development costs include salaries and personnel-related costs, supplies and materials, outside services, costs of conducting clinical trials, facilities costs and amortization of intangible assets consisting of intellectual property and licensed technology rights. The Company accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial, and amortizing this total cost for the patient over the estimated treatment period beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the site conducting the trial, and patient-related lab and other costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the length of treatment that a patient receives. Treatment periods vary from one month to one year, depending on the clinical trial.

Revenue Recognition

        The Company earns revenue from licensing access to its proprietary technology, and performing services under research and development contracts and manufacturing service contracts. As more fully explained in Note 2, in 2000 the Company changed its method of accounting for certain payments under its collaborative agreements. Effective January 1, 2000, any initial license or option payment received under an agreement under which the Company also provides research and development services is recognized over the term of the research and development period. Payments for options on a license to the Company's technology are recognized over the option period. Fees paid to extend an option are recognized over the option extension period. Upfront license payments are recognized upon contract signing if the fee is paid within 30 days, is nonrefundable, noncreditable, and there are no significant performance obligations remaining. Revenue from milestones is recognized as the milestones are achieved and collection of payment is reasonably assured. Revenue under research and development contracts and manufacturing service contracts is recognized as the services are performed. Advance payments received in excess of amounts earned are classified as deferred revenue.

Net Loss Per Common Share

        Basic and diluted net loss per common share for each of the three years in the period ended December 31, 2001, has been computed using the weighted average number of shares of common stock outstanding during the three periods ended December 31, 2001. Diluted loss per share does not include any stock options as the effect would be antidilutive.

Income Taxes

        Deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using the estimated enacted tax rate in effect given the provisions of the enacted tax laws. A valuation allowance has been recognized to offset the entire amount of the deferred tax asset, based on the weight of available evidence that it is more likely than not that some or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments such as receivables, other assets, accounts payable and accrued expenses reasonably approximate fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company's notes payable and obligations under capital leases approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates. See Note 3 for fair value of cash equivalents and marketable securities.

Comprehensive Loss

        The Company has implemented Statement of Financial Accounting Standards, SFAS, No. 130, "Reporting Comprehensive Income." Accordingly, in addition to reporting net loss, the Company has displayed the impact of any unrealized gain or loss on marketable securities as a component of comprehensive loss and has displayed an amount representing total comprehensive loss for each period presented. The Company has presented the required information in the statements of stockholders' equity.

Business Segments

        The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and has determined that it operates in one business segment dedicated to research in gene delivery technology. The Company's operations are in the United States. All revenues are generated from the United States, and all long-lived assets are maintained in the United States.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." To date the Company has not entered into any such business combinations as defined in SFAS No. 141. The Company would have to adhere to SFAS No. 141 if it were to enter into any business combinations in the future.

        The primary changes resulting from SFAS No. 142 consist of how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. The Company does not currently have any goodwill and is continuing to assess the impact of adoption of SFAS No. 142 on other intangible assets and the respective results of operations, financial position and cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, with early application encouraged, and generally are to be applied prospectively. The Company does not anticipate the adoption of SFAS No. 144 will have a material effect on the Company's financial position or results of operations.

        The FASB has issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133." This statement amends SFAS No. 133. The adoption of SFAS No. 138 did not have an impact on the Company's results of operations or financial condition as the Company does not currently hold derivative financial instruments and does not engage in hedging activities.

2. Change In Accounting Principle

        In December 1999, the Securities and Exchange Commission, SEC, issued Staff Accounting Bulletin No. 101—"Revenue Recognition in Financial Statements," or SAB 101. SAB 101 reflects the SEC's views on revenue recognition. Historically the Company recognized revenue from initial technology option and license fees in the period in which the agreement was signed if there were no significant performance obligations remaining. Revenue from milestone payments was recognized as revenue as the collaborator achieved the milestones. SAB 101 requires that when the earnings process has not been culminated, payments must be deferred and recognized over the period over which the revenue is deemed to have been earned. As such, the Company defers and recognizes payments from technology option and license fees, and milestone payments over the period in which the revenue is deemed to have been earned.

        Under option and license agreements which do not require research to be performed by the Company and under which the collaborator pays an upfront fee for an option to a license to the Company's technology, the Company believes that SAB 101 requires the Company to recognize the revenue from the upfront payment over the option period. For those agreements which do not require research to be performed by the Company and the collaborator pays an upfront fee for a license to the Company's technology, or the collaborator holds an option that is then exercised to get a license, the Company believes all significant performance obligations were met and the culmination of the earnings process occurred upon granting the license to the technology. For these types of transactions, the Company's only remaining performance obligation after that is to maintain and defend the patents and patent applications. The collaborators do not get access to any upgrades or enhancements to the Company's technology.

        Under certain agreements the Company was paid to perform required research and development services during the research period specified in the agreement. For these agreements, historically the Company recognized the revenue on the research services as the services were provided. This accounting is unchanged under SAB 101. However, under SAB 101 the Company believes that any upfront option or license payment under this type of agreement would have to be deferred and recognized over the research period.

        In the fourth quarter of 2000, the Company completed its evaluation of payments the Company received under its various option and license agreements. The Company identified one agreement with Pfizer Inc entered into in 1999, which the Company believes under SAB 101 would require a change in accounting as of the implementation date of January 1, 2000. The amount of revenue recognized in 1999 that under SAB 101 was deferred as of January 1, 2000 was $1.5 million.

        The Company implemented SAB 101 in the fourth quarter of 2000 by restating the first three quarters of 2000 financial statements to apply SAB 101 effective January 1, 2000. The statement of operations for 2000 reflects a one-time charge to earnings for the cumulative effect of the change in accounting principle as of January 1, 2000, of $1.5 million. In 2001 and 2000, the Company recognized approximately $0.7 million per year of this deferred license revenue under the new revenue recognition policy.

        On a pro forma basis, if the impact of SAB 101 had been implemented effective January 1, 1999, the pro forma net loss and the pro forma net loss per common share for the year ended December 31, 1999, would have been $8.4 million and $0.52, respectively, compared with the reported net loss and the reported net loss per common share of $6.9 million and $0.43, respectively.

3. Cash Equivalents and Marketable Securities

        The Company invests its excess cash in debt instruments of financial institutions, of corporations with strong credit ratings, in U.S. government obligations, and in money market funds and certificates of deposit in financial institutions. The Company has established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities of less than three months. Cash equivalents of $43.0 million and $15.3 million at December 31, 2001 and 2000, respectively, are primarily in commercial paper, asset backed securities, federal agency discount notes and money market funds.

        The Company classifies its marketable securities as available-for-sale and records the unrealized holding gains or losses as a separate component of stockholders' equity. Net investment income in 2001 included realized gains on the sale of marketable securities of $1.1 million. Realized gains or losses are calculated based on the specific identification method. Realized gains or losses were not material for the years ended December 31, 2000 and 1999.

        At December 31, 2001, marketable securities consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
U.S. government obligations	$50,508,042	$50,649,391	$141,349
Corporate bonds	22,370,293	22,760,558	390,265
Asset backed securities	11,622,369	11,819,260	196,891
Certificates of deposit	2,999,951	3,017,220	17,269
International bond	2,034,089	2,104,980	70,891

	$89,534,744	$90,351,409	$816,665

        Approximately 46 percent of these securities mature within one year of December 31, 2001, and an additional 51 percent and 3 percent mature within the next two and three years, respectively.

        At December 31, 2000, marketable securities consisted of the following:

	Amortized Cost	Market Value	Unrealized Gain
U.S. government obligations	$41,574,838	$41,797,682	$222,844
Corporate bonds	70,124,059	70,422,931	298,872
Asset backed securities	9,846,522	9,940,908	94,386
Certificates of deposit	6,491,499	6,512,625	21,126
International bond	2,977,190	2,989,620	12,430

	$131,014,108	$131,663,766	$649,658

4. Intangible Assets

        At December 31, intangible assets consisted of the following:

	2001		2000
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and patent applications	$2,153,332	$465,582	$1,965,192	$326,257
Licensed technology rights	3,750,000	31,250	—	—

	$5,903,332	$496,832	$1,965,192	$326,257

        Amortization expense is included in research and development expense in the accompanying statements of operations. Amortization expense was $0.2 million, $0.1 million, and $0.1 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

5. Significant Contracts and License Agreements

Merck & Co., Inc.

        The Company has entered into three separate agreements in 1991, 1992 and 1997 with Merck & Co., Inc., Merck, which provide Merck with certain exclusive rights to develop and commercialize vaccines using the Company's gene delivery technology for certain disease targets. The 1991 and 1997 agreements are for human vaccine targets and the 1992 agreement is for animal vaccine targets. Merck has licensed seven preventive human infectious disease vaccines using the Company's gene delivery technology pursuant to the 1991 agreement and has licensed the rights to develop and market therapeutic vaccines against the human immunodeficiency virus, HIV, and hepatitis B virus, HBV. A September 1997 agreement between the Company and Merck, which granted Merck the rights to use the Company's gene delivery technology to deliver certain growth factors as potential treatments for a range of applications including revascularization, expired in June 2000.

        In November 1999, Merck paid the Company $2.0 million to extend an agreement covering therapeutic naked DNA vaccines. In December 1999, Merck started a Phase I clinical trial of a preventive naked DNA vaccine to protect against HIV infection. This event triggered a milestone payment of $1.0 million which the Company received in January 2000. The Company accrued the revenue for this milestone in December 1999. In November 2001, the Company received a $3.0 million payment from Merck in accordance with its licensing agreement. The payment extends the term of Merck's worldwide rights to use our naked DNA technology to develop and market therapeutic vaccines against both HIV and HBV. The Company recognized this $3.0 million as license revenue in the fourth quarter of 2001. Through December 31, 2001, the Company had received a total of $25.1 million under these agreements, including a payment of $5.0 million in 1997 for Merck's investment in the Company's common stock. License revenues recognized under these agreements were $3.0 million in 2001 and 1999, and none in 2000. The two remaining agreements provide for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Pfizer Inc

        In January 1999, the Company and Pfizer Inc, Pfizer, entered into a collaborative and option agreement and a stock purchase agreement. Under the terms of the collaborative and option agreement, Pfizer paid the Company $1.0 million in option fees. In addition, the Company agreed to provide access to two full time equivalent employees to assist Pfizer in its research and development efforts for $0.5 million of research and development expenses annually for three years. Under the terms of the stock purchase agreement, Pfizer made an investment of $6.0 million for approximately 318,000 shares of the Company's common stock at $18.87 per share, reflecting a 25 percent premium. The $1.0 million option fee and the $1.2 million premium on the purchase of stock were recognized as revenue in 1999, and the balance of the common stock investment, net of costs to issue the shares of stock, was reflected in common stock and additional paid-in capital in 1999. The collaborative and option agreement was allowed to expire in January 2002.

        As explained in Note 2, the Company changed its method of accounting for these types of agreements in 2000. The accompanying 2000 statement of operations reflects a cumulative effect adjustment for approximately $1.5 million to defer the amount of revenue recognized in 1999 that under SAB 101 is required to be recognized over the contractual research period in 2001 and 2000. In 2001 and 2000, the Company recognized $0.7 million per year of the deferred license revenue under the new revenue recognition policy. Through December 31, 2001, the Company had received a total of $9.0 million under these agreements, including Pfizer's investment in the Company's common stock. The Company recognized $0.5 million, $0.6 million and $0.4 million of revenue in 2001, 2000 and 1999, respectively, for research and development work and $0.1 million for contract manufacturing in 2000.

Human Genome Sciences, Inc.

        In February 2000, the Company and Human Genome Sciences, Inc., HGS, entered into a reciprocal royalty-bearing license agreement. Under the agreement, the Company has the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license the Company's gene delivery technology for use in up to three gene-based products. Each party has until September 30, 2004 to exercise their respective options. At December 31, 2001, neither party has selected any gene for an initial option exercise.

Vascular Genetics Inc.

        Under a February 2000 license agreement, the Company granted an exclusive, royalty-bearing license to Vascular Genetics Inc., VGI, a privately held company in which HGS is a major shareholder, for naked DNA delivery of a gene with potential use for revascularization. In exchange, the Company received a minority equity interest in VGI, represented by preferred stock. The preferred stock is convertible into common stock of VGI. This investment was recorded at estimated fair value of $5.0 million on the date of investment, and is reflected as Investment, at cost, in the accompanying balance sheets. The investment is being accounted for using the cost method. The Company also recorded a liability for deferred revenue of $5.0 million at the date of investment. The deferred revenue balance at December 31, 2001 of $3.0 million from this agreement, is being recognized ratably each month through September 30, 2004. License revenue recognized under this agreement was $1.1 million and $0.9 million in 2001 and 2000, respectively. The VGI clinical trials were placed on clinical hold by the FDA in 2000. The Company learned from VGI in October 2001 that their Phase II development program is off clinical hold, and they have announced that they are advancing toward new clinical trials. VGI will need to raise substantial funding in order to continue these clinical trials. If additional shares of VGI common or preferred stock are issued at a price below the price that the preferred shares of VGI were issued to the Company, the rate of conversion of the preferred shares into VGI common stock would change and the percentage of the Company's equity ownership in VGI would decrease.

Merial

        In March 1995, the Company entered into a corporate alliance relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has options to acquire exclusive licenses to the Company's gene delivery technology to develop and commercialize DNA vaccines to prevent infectious diseases in domesticated animals. Merial made payments of $1.1 million in 1999, and $1.0 million in 1998 to extend the options under this agreement. Additionally, in December 1999, Merial paid the Company $1.6 million for the initial exercise of options and extension of options under the agreement. In March 2000, Merial paid an additional $0.2 million to extend the broad option to March 2001. In 2001, Merial paid $1.0 million to extend the options to March 31, 2002. Through December 31, 2001, the Company had received a total of $6.0 million under this agreement. License revenue recognized under this agreement was $0.7 million, $0.9 million, and $2.1 million in 2001, 2000 and 1999, respectively. If Merial exercises additional license options and markets these vaccines, cash payments and royalties on net product sales would be due to the Company.

Aventis Pasteur

        In September 1994, the Company and Aventis Pasteur entered into an agreement that included a research collaboration and options for Aventis Pasteur to take exclusive licenses to the Company's gene delivery technology for each of five infectious disease vaccine targets. Through 1996, Aventis Pasteur had exercised four options. In December 2001, Aventis Pasteur and the Company restructured this agreement. Aventis Pasteur obtained rights to use the Company's technology for specific oncology applications. In exchange, Aventis Pasteur agreed to pay a small option fee and gave up rights to the infectious disease targets. Through December 31, 2001, the Company had received $7.8 million under this agreement. No revenue was recognized in 2001, 2000 or 1999. The restructured agreement provides for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Aventis Pharma

        In October 1997, the Company and Aventis Pharma entered into an agreement granting Aventis Pharma an exclusive worldwide license to use the Company's gene delivery technology to develop certain gene therapy products for potential treatment of neurodegenerative diseases. Under the terms of the agreement, the Company received $1.0 million, which was recognized as revenue in 1997. Simultaneously with the restructuring of the Aventis Pasteur agreement in December 2001, the Company reacquired rights to gene therapies for neurodegenerative diseases. In June 2000, the Company and Aventis Pharma entered into a license agreement granting Aventis Pharma rights to use the Company's technology to deliver a growth factor gene for which Aventis Pharma holds rights. The Company received $1.5 million, which was recognized as revenue in June 2000. This agreement provides for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Centocor, Inc.

        In February 1998, the Company entered into an agreement allowing Centocor, Inc., Centocor, subsequently acquired by Johnson & Johnson, Inc., to use the Company's gene delivery technology to develop and market DNA vaccines for the potential treatment of certain types of cancer. The Company received a payment of $2.2 million under the agreement, which was recognized as revenue in 1998. In 2001, the Company recognized license revenue of $1.0 million from scheduled milestone payments from Centocor. The Company may receive further payments plus royalties if Centocor successfully develops products using the Company's technology.

Boston Scientific Corporation

        In September 1998, the Company and Boston Scientific Corporation entered into a license and option agreement for the development of catheter-based intravascular gene delivery technology. The agreement provides for the Company to receive royalty payments on net product sales.

Office of Naval Research

        In September 1998, the Company signed a cooperative agreement with the Office of Naval Research to develop a multi-gene malaria DNA vaccine and test its ability to protect humans against malaria. This agreement, as amended in January 2002 could provide up to approximately $5.5 million of funding to the Company through April 30, 2002, of which $1.5 million, $0.9 million, and $1.8 million of contract revenue was recognized under this agreement in 2001, 2000 and 1999, respectively.

Other Research and Licensing Agreements

        The Company also received revenue under research and licensing agreements and contract service agreements with other entities including the U.S. government of which approximately $2.8 million, $2.0 million and $1.3 million was recognized as revenue in 2001, 2000 and 1999, respectively.

        Ichor Medical Systems, Inc.    In October 2001, the Company and Ichor Medical Systems, Inc. entered into an exclusive agreement to develop products based on the Company's naked DNA technology and delivered using Ichor's proprietary electroporation systems. The two companies are applying this innovative approach toward the initial development of selected products.

        CytRx Corporation.    In December 2001, the Company entered into an exclusive agreement with CytRx Corporation granting the Company rights to use or sublicense CytRx's poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, except for four infectious disease vaccine targets licensed to Merck and prostate-specific membrane antigen. In addition, the license agreement permits the Company's use of CytRx's technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment in December 2001, and will potentially make future milestone and royalty payments. The license fee is being amortized to expense over the estimated ten-year average useful life of the technology.

        Wisconsin Alumni Research Foundation and University of Michigan License Agreements.    In 2001 and 2000, the Company continued research and exclusive license agreements with these organizations for continuing research and license rights to technology related to gene therapy. The agreements grant the Company the right to commercialize any product derived from specified technology. The fees paid by the Company are not material and are expensed as incurred.

        Under the Merck, Aventis Pasteur, Merial, Aventis Pharma, Centocor, HGS and VGI agreements, the Company would be required to pay up to 10 percent of some milestone payments and a small percentage of some royalty payments to Wisconsin Alumni Research Foundation, WARF. The CytRx and Ichor agreements would require the Company to make payments to the respective partners and to WARF if the results of the Company's research resulted in the generation of revenue. Under the Boston Scientific agreement, if the Company were to receive milestone or royalty payments, the Company would be required to pay up to 25 percent of some of these payments to the University of Michigan. Royalty expense for these agreements was $0.4 million in 2001 and 1999, and $0.2 million in 2000.

6. Accounts Payable and Accrued Expenses

        Accounts payable and accrued expenses consisted of the following at December 31:

	2001	2000
Accrued clinical trials cost	$1,810,435	$1,732,967
Employee compensation	1,410,226	932,540
Accounts payable	43,852	139,174
Other accrued liabilities	1,227,492	1,090,850

	$4,492,005	$3,895,531

7. Commitments and Contingencies

Leases

        The Company leases its office and research facilities and certain equipment under operating and capital leases. The minimum annual rents on the office and research facilities are subject to increases specified in the lease or based on changes in the Consumer Price Index subject to certain minimum and maximum annual increases. The Company is also required to pay taxes, insurance and operating costs under the facilities leases. Two of the three facilities leases can be renewed for one additional five-year period and the third facility lease can be renewed for two additional five-year periods beyond their expiration in 2004. The equipment capital leases are secured by substantially all equipment of the Company.

	Operating Leases	Capital Leases
Years ending December 31,
2002	$1,743,391	$1,027,292
2003	1,793,863	948,736
2004	1,885,641	658,940
2005	—	157,556

Total minimum lease
Payments	$5,422,895	2,792,524

Less amount representing
Interest		(329,499)

Present value of capital lease payments		2,463,025
Less current portion		(846,348)

Long-term obligations under capital leases		$1,616,677

        Rent expense for the years ended December 31, 2001, 2000 and 1999, was $1.6 million, $1.4 million and $1.1 million, respectively.

        Cost and accumulated depreciation of equipment and software under capital leases were as follows:

	Cost	Accumulated Depreciation	Net
December 31, 2001	$3,590,286	$1,399,286	$2,191,000
December 31, 2000	$2,820,675	$1,008,909	$1,811,766

        In January 2002, the Company signed a 15-year lease for a new building in northern San Diego, California. The new facility has approximately 68,400 square feet of manufacturing, research laboratory and office space. The Company will continue to hold the leases on its three existing facilities until they expire. The Company intends to sublease the majority of this space as it becomes available. The new lease requires the Company to pay taxes, insurance and operating costs. The lease provides for specified scheduled rent increases annually. The Company has the option to renew this lease for three additional five-year periods beyond the expiration, and has a one-time purchase option at 110 percent of fair market value which the Company can exercise in year nine of the lease. Minimum lease obligations on the new facility are as follows: $1.0 million in 2002, $2.3 million in 2003, $2.4 million in 2004, $2.5 million in 2005 and 2006, $2.6 million in 2007, and $29.0 million thereafter until conclusion of the lease term in August 2017. Additionally, in January 2002, the Company renewed its capital equipment credit line and increased it to $4.3 million. This credit line will be used to finance laboratory and scientific equipment, and part of the equipment needed for the new facility.

Notes Payable

        During 1999, the Company entered into a financing agreement with a bank which provided for maximum borrowings of $1.0 million for certain leasehold improvements at the bank's prime rate less 0.25 percentage points. Under the terms of this financing agreement, any outstanding borrowings at June 1, 2000 converted to a term loan payable over 42 months at the bank's prime rate minus 0.25 percentage points. As a result, on June 1, 2000, $1.0 million converted from the financing agreement to a note payable, see below. During 2000, the maximum borrowings on this financing agreement were $1.0 million, the weighted average borrowings were $0.6 million and the weighted average interest rate was 8.6%.

        During 2000, the Company entered into a similar financing agreement as noted above which provided for maximum borrowings of $1.3 million for certain leasehold improvements at the bank's prime rate. Under the terms of this financing agreement, any outstanding borrowings at June 1, 2001 converted to a term loan payable over 42 months at the bank's prime rate. As of December 31, 2000, the Company had used $0.2 million under this financing agreement. During 2001 and 2000, the maximum borrowings on this financing agreement were $1.3 million and $0.2 million, the weighted average borrowings were $0.6 million and $0.1 million and the weighted average interest rates were 8.2% and 9.3%, respectively. On June 1, 2001, $1.3 million converted from this financing agreement to a note payable, see below.

        Notes payable consist of the following at December 31:

	2001	2000
Note payable to bank, payable in monthly installments of $30,952 through 2004, plus interest at the bank's prime rate (4.75% at December 31, 2001)	$1,083,333	$—
Note payable to bank, payable in monthly installments of $23,810 through 2003, plus interest at the bank's prime rate less 0.25% (4.50% and 9.25% at December 31, 2001 and 2000, respectively)	547,619	833,333
Amounts payable to bank under unsecured financing agreement	—	192,300

	1,630,952	1,025,633
Less current portion	(657,143)	(317,764)

Notes payable	$973,809	$707,869

Annual maturities of debt are as follows:
2002	$657,143
2003	633,334
2004	340,475

	$1,630,952

        Financial covenants under the agreement require, among other things, that the ratio of liabilities to tangible net worth not exceed 0.3 to 1.0, and that the Company maintain liquid assets such as cash and certificates of deposit, U.S. treasury bills and other obligations of the federal government, and readily marketable securities of at least $20.0 million. The Company was in compliance with these covenants as of December 31, 2001.

Contingencies

        In the ordinary course of business, the Company is a party to lawsuits involving employee-related matters. Management of the Company does not believe that an unfavorable outcome in any of these matters would have a material adverse effect on the Company's financial condition or results of operations.

8. Stockholders' Equity

Preferred Stock

        The Company's certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding at December 31, 2001 or 2000.

Common Stock

        The Company's certificate of incorporation, as amended, authorizes the issuance of up to 40,000,000 shares of common stock. On January 20, 2000, the Company completed a public offering of 3,450,000 shares of its common stock at a price of $36.50 per share. Proceeds to the Company, net of underwriting fees and offering expenses, were approximately $117.5 million.

Stock Plan and Directors Option Plan

        The Company has a stock incentive plan, under which 4,200,000 shares of common stock are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares. The exercise price of stock options must equal at least the fair market value on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to directors which vest at the next annual meeting, options generally vest 25 percent on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan has also limited the number of options that may be granted to any plan participant in a single calendar year to 300,000 shares.

        The Company also has a directors stock option plan that provides for the issuance to non-employee directors of up to 210,000 shares of common stock, of which options for 202,500 shares have been granted through December 31, 2001. It is not anticipated that there will be any future grants under the directors plan.

        The following table summarizes stock option transactions for the Company's stock option plans for the years ended December 31, 2001, 2000 and 1999:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Grants
Outstanding
December 31, 1998	1,815,045	$13.39
Granted	546,900	$17.89	$13.06
Exercised	(16,623)	$10.23
Forfeited	(50,057)	$15.19

Outstanding
December 31, 1999	2,295,265	$14.45
Granted	783,675	$21.18	$15.62
Exercised	(487,211)	$11.98
Forfeited	(132,322)	$20.26

Outstanding
December 31, 2000	2,459,407	$16.77
Granted	662,800	$12.23	$8.89
Exercised	(45,100)	$6.26
Forfeited	(439,038)	$17.09

Outstanding
December 31, 2001	2,638,069	$15.76

        The following table summarizes information about stock options outstanding under the Company's stock option plans at December 31, 2001:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.16 — $11.75	540,124	7.3	$9.69	241,548	$8.77
$11.85 — $14.16	528,733	7.5	$13.31	260,038	$13.67
$14.19 — $16.31	552,967	6.4	$15.42	454,228	$15.44
$16.38 — $20.69	634,726	8.4	$18.23	251,495	$18.30
$20.75 — $59.06	381,519	8.1	$24.11	232,762	$23.42

$0.16 — $59.06	2,638,069	7.5	$15.76	1,440,071	$15.79

        The number of shares and weighted average price of options exercisable at December 31, 2001, 2000 and 1999 were 1,440,071 shares at $15.79, 1,191,609 shares at $14.01, and 1,219,839 shares at $12.65, respectively.

        The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recorded for the fair value of the stock options issued to employees or directors under the plans. Had compensation cost for the Company's stock option plans been determined consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have increased to the pro forma amounts indicated below:

	2001	2000	1999
Net loss — as reported	$(9,239,991)	$(8,516,873)	$(6,909,217)
Net loss — pro forma	$(15,446,908)	$(15,277,441)	$(11,591,993)
Net loss per common share — as reported	$(0.46)	$(0.43)	$(0.43)
Net loss per common share — pro forma	$(0.77)	$(0.78)	$(0.72)

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: risk free interest rates of 4.24% (2001), 5.79% (2000), and 5.70% (1999), and expected volatility of 81% (2001 and 2000) and 71% (1999). An expected option life of four (2001 and 2000) and five (1999) years and a dividend rate of zero are assumed for the years presented.

        The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force, EITF, 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services." In September 2001, the Company created a Scientific Advisory Board composed of non-employee advisors. These advisors were issued 60,000 options under the stock incentive plan at an exercise price of $11.63. The options expire on September 4, 2011. In accordance with EITF 96-18, the estimated fair value of these options is being amortized to expense over the four-year vesting period of the options. Compensation expense of $0.2 million is reflected in research and development expense in the accompanying statement of operations for the year ended December 31, 2001. The estimated fair value of the options is remeasured at each quarter end during the vesting period and compensation expense is recognized based on the remeasured fair value.

9. Related Parties

        Included in other assets at December 31, 2001 and 2000, is the long-term portion of notes receivable, representing amounts due from officers and employees of the Company. Imputed interest is applied at the applicable federal rate. The loan agreements allow for the notes to be forgiven under certain circumstances over the next three or four years. The long-term portion is $0.2 million and $0.1 million at December 31 2001 and 2000, respectively. The current portion, included in receivables and other, is $0.1 million at December 31, 2001 and 2000. Receivables and other also includes $0.4 million due to the Company from a third party for the sale of the home of an executive officer as part of his employment agreement.

        The Company has employment agreements under which salary continuation payments could be required under certain circumstances for three current executive officers. Under the terms of these agreements, if the Company terminates the executive officer's employment without "cause," or the executive officer resigns for "good reason," as defined in the agreements, the Company will continue to pay base compensation, plus prior year cash bonus in the case of the CEO, for between six and twelve months depending on the agreement. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from the Company.

        Two of the agreements also provide for certain relocation payments, for temporary living expenses and housing differentials to be paid for specified periods of time. In 2001, these payments totaled $0.2 million. Additionally, these agreements provide for future loans in an aggregate amount of $1.0 million for the purchase of residences by the executive officers. Imputed and payable interest will be applied at the applicable federal rate. The future loan to the CEO would be secured by a second deed of trust on the residence. In December 2001, the Company purchased one executive officer's home at a loss of $0.2 million, and made a $0.3 million, interest free loan to this executive officer. This loan is forgivable over four years and interest is imputed at the applicable federal rate. In January 2002, the Company entered into another loan agreement with this same executive officer. The agreement provides for the loan in the amount of $0.2 million to be repaid after four years and to be secured by a second deed of trust on the residence. Interest, at the applicable federal rate, is due and payable monthly.

10. Income Taxes

        As of December 31, 2001, the Company has available net operating loss carryforwards of approximately $61.7 million and research and development credit carryforwards of approximately $5.5 million to reduce future federal income taxes, if any. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service.

        In 1999, one of the Company's product candidates, Allovectin-7®, was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the FDA's Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses. In 2000, another of the Company's product candidates, Leuvectin™, was granted orphan drug designation for treatment of renal cell carcinoma.

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

        The Company has a deferred tax asset of approximately $36.3 million related primarily to its net operating loss and tax credit carryforwards. A valuation allowance has been recognized to offset the entire amount of the deferred tax asset as it is more likely than not that some or all of the deferred tax asset will not be realized.

11. Employee Benefit Plans

        The Company has a net defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company's matching contributions totaled approximately $0.1 million in 2001, 2000 and 1999.

12. Summary of Unaudited Quarterly Financial Information

        The following is a summary of the unaudited quarterly results of operations for the years ended December 31, 2001 and 2000. The summary for the year ended December 31, 2000 reflects a change in accounting principle effective January 1, 2000, discussed in Note 2 (in thousands, except per share amounts):

	March 31,	June 30,	September 30,	December 31,
2001
Revenues	$2,432	$1,777	$2,386	$4,771
Research and development costs	5,215	5,274	5,321	6,263
Total operating expenses	6,970	7,192	6,903	7,529
Net loss	$(1,978)	$(3,276)	$(2,557)	$(1,429)
Net loss per common share (basic and diluted)	$(0.10)	$(0.16)	$(0.13)	$(0.07)
Weighted average shares used in per share calculation	20,014	20,021	20,040	20,054
	March 31,	June 30,	September 30,	December 31,
2000
Revenues	$1,181	$2,947	$1,613	$1,879
Research and development costs	4,317	4,710	4,524	4,963
Total operating expenses	5,647	6,020	5,787	6,325
Net loss before cumulative effect of accounting change	(2,728)	(635)	(1,687)	(1,957)
Effect of accounting change	(1,510)	—	—	—
Net loss	$(4,238)	$(635)	$(1,687)	$(1,957)
Net loss per common share (basic and diluted):
Loss per share before cumulative effect of accounting change	$(0.14)	$(0.03)	$(0.08)	$(0.10)
Effect of accounting change	(0.08)	—	—	—
Net loss per common share	$(0.22)	$(0.03)	$(0.08)	$(0.10)
Weighted average shares used in per share calculation	19,022	19,823	19,896	20,008

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
VICAL INCORPORATED BALANCE SHEETS
VICAL INCORPORATED STATEMENTS OF OPERATIONS
VICAL INCORPORATED STATEMENTS OF CASH FLOWS
VICAL INCORPORATED NOTES TO FINANCIAL STATEMENTS December 31, 2001