Form 10-Q
period 2002-06-30
VICAL INC
filed 2002-08-14
CIK 819050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-21088

VICAL INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	93-0948554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9373 Towne Centre Dr., Suite 100, San Diego, California	92121
(Address of principal executive offices)	(Zip code)

(858) 646-1100
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days—Yes ☒    No ☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at July 31, 2002
20,081,344

VICAL INCORPORATED

FORM 10-Q

TABLE OF CONTENTS

		PAGE NO.
COVER PAGE		1
TABLE OF CONTENTS		2
PART I.	FINANCIAL INFORMATION
	ITEM 1.
	Financial Statements
	Balance Sheets as of June 30, 2002, and December 31, 2001	3
	Statements of Operations for the Three Months Ended June 30, 2002 and 2001, and for the Six Months Ended June 30, 2002 and 2001	4
	Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
	Notes to Financial Statements	6
	Forward-Looking Statements	9
	ITEM 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
	ITEM 3.
	Quantitative and Qualitative Disclosure About Market Risk	24
PART II.	OTHER INFORMATION
	ITEM 1.
	Legal Proceedings	25
	ITEM 4.
	Submission of Matters to a Vote of Security Holders	25
	ITEM 6.
	Exhibits and Reports on Form 8-K	25
SIGNATURES		26

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VICAL INCORPORATED
BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$14,745,219	$43,736,068
Marketable securities—available-for-sale	108,576,114	90,351,409
Receivables and other	4,471,788	4,635,534

Total current assets	127,793,121	138,723,011

Investment, at cost	5,000,000	5,000,000
Property and Equipment:
Equipment	9,234,477	8,225,632
Leasehold improvements	4,750,124	4,800,503

	13,984,601	13,026,135
Less—accumulated depreciation and amortization	(8,778,669)	(7,966,257)

	5,205,932	5,059,878

Intangible Assets, net	5,366,718	5,406,500
Other Assets	632,415	305,345

	$143,998,186	$154,494,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,066,806	$4,492,005
Current portion of capital lease obligations	1,126,353	846,348
Current portion of notes payable	657,143	657,143
Current portion of deferred revenue	1,140,909	1,794,857

Total current liabilities	7,991,211	7,790,353

Long-Term Obligations:
Long-term obligations under capital leases	1,984,653	1,616,677
Notes payable	645,238	973,810
Deferred revenue	1,515,602	1,954,926

Total long-term obligations	4,145,493	4,545,413

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value — 5,000,000 shares authorized—none outstanding	—	—
Common stock, $0.01 par value — 40,000,000 shares authorized—20,081,344 and 20,056,344 shares issued and outstanding at June 30, 2002, and December 31, 2001, respectively	200,813	200,563
Additional paid-in capital	203,577,564	203,543,985
Accumulated other comprehensive income	728,281	816,665
Accumulated deficit	(72,645,176)	(62,402,245)

Total stockholders' equity	131,861,482	142,158,968

	$143,998,186	$154,494,734

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
License/royalty revenue	$2,078,859	$725,229	$3,112,091	$2,118,999
Contract revenue	368,846	1,052,508	846,961	2,090,480

	2,447,705	1,777,737	3,959,052	4,209,479

Operating Expenses:
Research and development	6,368,518	5,355,452	12,368,150	10,645,555
General and administrative	2,051,292	1,837,650	3,771,472	3,517,063

	8,419,810	7,193,102	16,139,622	14,162,618

Loss from operations	(5,972,105)	(5,415,365)	(12,180,570)	(9,953,139)
Other income (expense):
Investment income	1,021,495	2,206,648	2,076,283	4,831,783
Interest expense	(68,672)	(66,950)	(138,644)	(132,721)

Net loss	$(5,019,282)	$(3,275,667)	$(10,242,931)	$(5,254,077)

Net loss per common share (basic and diluted—Note 2)	$(0.25)	$(0.16)	$(0.51)	$(0.26)

Weighted average shares used in computing net loss per common share (Note 2)	20,077,333	20,020,921	20,070,046	20,017,538

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(10,242,931)	$(5,254,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,307,672	796,447
Compensation expense related to grant of stock options	26,629	—
Change in operating assets and liabilities:
Receivables and other	163,746	1,160,671
Other assets	(327,070)	55,695
Accounts payable and accrued expenses	574,801	259,835
Deferred revenue	(1,093,272)	(1,109,386)

Net cash used in operating activities	(9,590,425)	(4,090,815)

INVESTING ACTIVITIES:
Sales of marketable securities	33,296,399	113,664,848
Purchases of marketable securities	(51,609,488)	(80,490,787)
Capital expenditures	(105,282)	(1,401,475)
Patent expenditures	(216,297)	(238,512)

Net cash provided from (used in) investing activities	(18,634,668)	31,534,074

FINANCING ACTIVITIES:
Issuance of common stock	7,200	158,878
Proceeds from notes payable	—	1,107,700
Payments on notes payable	(328,571)	(173,810)
Principal payments under capital lease obligations	(444,385)	(376,687)

Net cash provided from (used in) financing activities	(765,756)	716,081

Net increase (decrease) in cash and cash equivalents	(28,990,849)	28,159,340
Cash and cash equivalents at beginning of period	43,736,068	16,480,087

Cash and cash equivalents at end of period	$14,745,219	$44,639,427

Interest paid	$140,251	$132,721

Supplemental Disclosure of Non-Cash Investing and Financing Activities—Equipment acquired under capital lease financing	$1,092,365	$767,645

See accompanying notes.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2002
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

Basis of Presentation

        The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 2002, and for the three-month and six-month periods ended June 30, 2002 and 2001, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in our Form 10-K filed with the Securities and Exchange Commission.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

2.    NET LOSS PER SHARE

        Net loss per share (basic and diluted) for the three-month and six-month periods ended June 30, 2002 and 2001, has been computed using the weighted average number of common shares outstanding during the respective periods. Diluted loss per share does not include any assumed exercise of stock options, as the effect would be antidilutive. Options outstanding were 2,998,554 and 2,466,233 at average exercise prices of $14.51 and $16.43 at June 30, 2002 and 2001, respectively.

3.    COMPREHENSIVE LOSS

        Accumulated other comprehensive income (loss) represents net unrealized gains (losses) on marketable securities. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. For the three-month periods ended June 30, 2002 and 2001, other comprehensive income was $0.6 million and other comprehensive loss was $0.3 million, respectively, and total comprehensive loss was $4.4 million and $3.6 million, respectively. For the six-month periods ended June 30, 2002 and 2001, other comprehensive loss was $0.1 million and other comprehensive income was $0.2 million, respectively, and total comprehensive loss was $10.3 million and $5.1 million, respectively.

4.    LEASED FACILITY; CREDIT LINE RENEWAL; OTHER COMMITMENTS

        In January 2002, we signed a 15-year lease for a new facility in northern San Diego, California. The lease commenced in June 2002. As this is a build-out process, phased-in occupancy of the new facility should commence by the end of 2002. The new facility has approximately 68,400 square feet of manufacturing, research laboratory and office space. The new lease requires us to pay taxes, insurance and operating costs. We have the option to renew this lease for three additional five-year periods beyond its expiration, and we have a one-time purchase option at 110 percent of fair market value, which we can exercise in year nine of the lease. Minimum lease obligations on the new facility are as follows: $1.0 million in 2002, $2.3 million in 2003, $2.4 million in 2004, $2.5 million in 2005 and 2006, $2.6 million in 2007, and $29.0 million thereafter until conclusion of the lease term in August 2017.

        The new lease has specified annual rent increases. Under generally accepted accounting principles, we recognize level monthly rent expense over the entire lease period. This level monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the 183-month term of the lease. Accordingly, this level rent per square foot is significantly higher than the actual base rent per square foot we will pay on the new facility in 2002. We will not begin paying rent on the new facility until September 2002.

        In accordance with the provisions of the lease, in July 2002, we provided to the landlord of the new facility a standby letter of credit from a bank in the amount of approximately $2.3 million. This letter of credit is secured by approximately $3.0 million of investments at the bank.

        We will continue to hold the leases on our three existing facilities until they expire. We intend to sublease the space in our existing facilities as it becomes vacant in order to recover some or all of our existing rent payments plus amortization of leasehold improvements. However, if we are unable to do so, our net loss and cash outlays will increase accordingly.

        In January 2002, our capital equipment credit line was renewed and increased to $4.3 million. The available portion of this credit line at June 30, 2002, of $3.2 million is being used to finance laboratory and scientific equipment, and part of the equipment needed for the new facility.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board, FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." To date we have not entered into any business combinations as defined in SFAS No. 141. We would have to adhere to SFAS 141 if we were to enter into any such business combinations in the future. The primary changes resulting from SFAS No. 142 consist of how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. We do not currently have any goodwill. We implemented SFAS No. 142 in the first quarter of 2002. Implementation did not have a material impact on our intangible assets, results of operations, financial position or cash flows. SFAS No. 142 requires that assets which do not have indefinite lives be amortized over the expected useful life of those assets using a method of amortization which reflects the pattern in which the economic benefits of the assets are used up or otherwise consumed. We are amortizing our intangibles using the straight-line method as permitted under SFAS No. 142.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. We implemented SFAS No. 144 in the first quarter of 2002. Implementation did not have a material impact on our financial position or results of operations.

6.    RELATED PARTY TRANSACTIONS

        Dr. Gordon Douglas, Chairman of the Board of Directors of Vical, also is the Director of Strategic Planning at the National Institutes of Health, Dale and Betty Bumpers Vaccine Research Center, or VRC. Pursuant to a contract for the period from November 2000 to December 2002, VRC is obligated to pay Vical approximately $1.1 million for the production of HIV clinical trial supplies. Additionally, pursuant to contracts with VRC for varying periods commencing in February 2001 and ending in March 2003, VRC is obligated to pay to Vical approximately $0.9 million for providing regulatory support services. For the three-month and six-month periods ended June 30, 2002, we recognized revenue of $0.1 million and $0.4 million, respectively, under these contracts. Contract revenue recognized under these contracts for the three-month and six-month periods ended June 30, 2001, was $0.3 million and $0.5 million, respectively.

        In July 2002, we entered into an agreement with VRC to provide certain regulatory and manufacturing services to VRC related to the research and development for a DNA vaccine against the Ebola virus.

        Dr. Douglas is on the board of directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity. Mr. Samant, President and CEO of Vical, serves on the Project Management Subcommittee of IAVI. In 2002, we signed an agreement with IAVI to provide clinical trial supplies. As of August 2, 2002, IAVI had issued purchase orders under this agreement totaling approximately $1.1 million. For the three-month and six-month periods ended June 30, 2002, we recognized $0.2 million of contract revenue under this agreement.

        The above related party transactions were approved by a majority or more of the disinterested members of our Board of Directors.

7.    STOCK INCENTIVE PLAN

        At our May 24, 2002, Annual Meeting of Stockholders, the stockholders approved an amendment to our Stock Incentive Plan to increase the number of shares of common stock reserved for issuance under the plan from 4,200,000 shares to 4,700,000 shares, subject to adjustment as provided in the plan.

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

Recent Events

  Allovectin-7® Update

        We presented our latest available data at the annual meeting of the American Society of Clinical Oncology in May 2002, or ASCO 2002.

  Phase II Registration Trial

        At ASCO 2002, we provided an update to the interim survival data for the Phase II Allovectin-7® registration trial that was originally reported at the May 2001 ASCO meeting. Based on the most recent database update, estimated median survival for all 78 patients treated in the Phase II trial was 14.3 months. Of the eight patients that investigators previously reported as responders, seven were still alive at the time of the update. These data have not been audited or adjudicated. These Phase II data alone would likely not support accelerated FDA approval.

  Phase III Registration Trial

        We also reported at ASCO 2002 an overview of our plans for the management of data from our Phase III Allovectin-7® registration trial. Those plans are progressing as expected. We have completed the collection and audit of primary efficacy endpoint data from this trial. The database has been locked. We have submitted to the FDA our proposed process for adjudication of the clinical data by an independent group of radiologists and oncologists. We expect that the final report of the study's primary endpoints will be reviewed in the second half of 2002, allowing us to assess whether the data are sufficient to support filing for marketing approval.

  High-Dose Program

        We further reported at ASCO 2002 on our non-registration Phase II study testing high-dose Allovectin-7® in patients with end-stage, refractory metastatic melanoma—the same patient population treated in our prior Phase II registration trial. This trial involves dosing of up to 2 milligrams, compared with 10 micrograms in our registration trials, and for the first time allows administration in multiple tumors. The excellent safety profile of Allovectin-7® has allowed us to explore the potential for this significantly more robust treatment regimen. We reported at ASCO 2002 that the high-dose Phase II trial was recruiting very well and that we expected to achieve our initial enrollment target before year-end 2002.

  Intellectual Property

        We announced in June 2002 the issuance of a species patent covering the gene-based delivery of interleukin-2,or IL-2, for the treatment of cancer, and in July 2002, we announced a broad patent covering methods for the non-viral, gene-based delivery of physiologically active polypeptides or proteins. The first is a specific patent for IL-2 delivery, which complements our existing patent coverage on Leuvectin®, our gene-based IL-2 product candidate, as well as the delivery of human IL-2 for the treatment of cancer. The second is a broader patent that reinforces and expands existing coverage on our core technology for gene-based delivery of polypeptides or proteins. Among the most advanced applications that would be covered by this patent are the clinical programs being run by our partners Aventis Pharma and Vascular Genetics Inc. or VGI, in the field of angiogenesis.

  Corporate Agreements

        In April 2002, Merial, a joint venture between Merck & Co., Inc. and Aventis S.A., paid us $1.0 million for the exercise of options to license our technologies for additional vaccine targets under a 1995 agreement for veterinary preventive infectious disease vaccines. The payment was recognized as license revenue in the second quarter of 2002. Under the agreement, we are entitled to receive payments upon the achievement of certain milestones and royalty payments on sales of commercialized vaccines.

        In June 2002, we announced that Centocor, Inc., a Johnson & Johnson company, had expanded its 1998 license and option agreement to use our naked DNA technology to develop and commercialize certain DNA vaccines for the potential treatment of some types of cancer. We included a payment made by Centocor in connection with this expansion in our second-quarter results, and we could receive additional milestone payments in the future.

  Biodefense Efforts

        As announced in June 2002, Vical has initiated, in collaboration with Ohio State University, preclinical studies of DNA vaccines against anthrax. The research is being funded by a one-year Small Business Technology Transfer Research grant from the National Institute of Allergy and Infectious Diseases, or NIAID. Vical also has been contracted by the Vaccine Research Center to manufacture clinical-grade supplies of an investigational DNA vaccine against the Ebola virus for initial clinical development.

  Expansion of Management Team

        In August 2002, we expanded our management team with the appointment of Alain P. Rolland, Pharm.D., Ph.D., as Vice President, Product Development and the appointment of Thomas G. Evans, M.D., as Executive Director, Infectious Diseases Clinical Research.

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

  Investment, at cost

        In February 2000, we received an investment in Series B Preferred Stock in VGI in exchange for a license to our technology. The investment is recorded on our balance sheet at estimated fair value on the date of investment of $5.0 million. The preferred stock is convertible into common stock of VGI. Additional shares of VGI common or preferred stock have been issued, and in the future may be issued, at a price below the price that the preferred shares of VGI were issued to us. Accordingly, the rate of conversion of the preferred shares into VGI common stock changes and both the value and percentage of our equity ownership in VGI decreases.

        VGI is a privately-held company developing gene-based delivery of the angiogenic growth factor VEGF-2 for cardiovascular applications. VGI has completed Phase I and Phase II trials. VGI still needs to raise substantial cash to complete its development plans, and there can be no assurance that the therapy will work or that the FDA will approve such a therapy. VGI, which currently has few employees and limited resources, may not be able to successfully commercialize a product even if it receives FDA approval. In addition, a wrongful death suit was recently filed against VGI in connection with the death of a participant in a VGI trial. We do not believe there has been any impairment which is other than temporary to our investment to date, however, this may change depending on the funding and development status of VGI and the lawsuit against VGI, which are beyond our control. If a change were to occur in any of the above-mentioned factors or estimates, a material change could occur to our reported results of operations.

  Intangible assets

        We capitalize the license fees we pay to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated average useful life of the technology, in this case, 10 years. We also capitalize certain costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patent, which is generally 20 years. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are amortized using the straight-line method. We review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when the estimated future cash flows expected from the use of the asset and the eventual disposition are less than its carrying amount. Loss of legal ownership or rights to patents or licensed technology, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

  Clinical trial expenses

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

  Revenue recognition

        We earn revenue from licensing access to our proprietary technology, and by performing services under research and development contracts and manufacturing service contracts. Any initial license or option payment received under an agreement under which we also provide research and development services is recognized over the term of the research and development period. Payments for options on a license to our technology are recognized over the option period. Fees paid to extend an option are recognized over the option extension period. Upfront license payments are recognized upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as the milestones are achieved and collection of payment is reasonably assured.

        Revenue under research and development contracts and manufacturing service contracts is recognized as the services are performed. We do not recognize revenue on contract change orders until the service is performed and we have a signed modification for additional funding for the contract. Prior to that time, any costs incurred for change orders on contracts are deferred if it is probable that we will receive a signed modification increasing the funding under the contract which will allow us to recover the costs incurred. Once the signed modification for additional funding is received, the deferred costs and any related revenue are both recognized.

        Advance payments received in excess of amounts earned are classified as deferred revenue on the balance sheets.

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

        The primary changes resulting from SFAS No. 142 consist of how goodwill and intangible assets will be segregated, amortized or not amortized, reviewed for impairment if any, and disclosed within the footnotes to financial statements. We do not currently have any goodwill. We implemented SFAS No. 142 in the first quarter of 2002. Implementation did not have a material impact on our intangible assets, results of operations, financial position or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business, as previously defined in that Opinion. We implemented SFAS No. 144 in the first quarter of 2002. Implementation did not have a material impact on our financial position or results of operations.

Results of Operations

        We recorded revenues of $2.4 million for the three months ended June 30, 2002, and $4.0 million for the six months ended June 30, 2002. License/royalty revenue of $2.1 million for the three months ended June 30, 2002, represented recognition of license payments from Merial and Centocor, recognition of deferred license fees primarily from Merial and VGI, and royalty revenue. License/royalty revenue of $3.1 million for the six months ended June 30, 2002, consisted of recognition of license payments from Merial and Centocor, and recognition of deferred license fees primarily from Merial and VGI, and royalty revenue. Contract revenue for the three-month and six-month periods ended June 30, 2002, of $0.4 million and $0.8 million, respectively, included revenues from IAVI and the National Institutes of Health, or NIH, for manufacturing of DNA for infectious disease vaccines, and from the Office of Naval Research, or ONR, for development work on a potential naked DNA vaccine to prevent malaria. The agreement between Vical and ONR was amended and expires September 30, 2002. The agreement with ONR could provide funding of up to $5.5 million, of which $5.2 million has been recognized through June 30, 2002.

        Revenues of $1.8 million were recorded for the three months ended June 30, 2001, and $4.2 million for the six months ended June 30, 2001. License/royalty revenue of $0.7 million for the three months ended June 30, 2001, represented recognition of deferred license fees from Pfizer and VGI, and royalty revenue. License/royalty revenue of $2.1 million for the six months ended June 30, 2001, consisted of recognition of a milestone payment from Centocor and recognition of deferred license fees from Merial, Pfizer and VGI, and royalty and other revenue. Contract revenue for the three-month and six-month periods ended June 30, 2001, of $1.1 million and $2.1 million, respectively, included revenues from the contract with ONR, revenue from contracts and grants with NIH, and revenue from Pfizer.

        Our license revenues are expected to decrease for the full year 2002 compared with 2001, primarily as a result of scheduled milestone payments from Merck in 2001 which will not recur in 2002. We also expect that revenue from contract research and development, and manufacturing will be lower for the full year 2002 compared with 2001.

        Our total operating expenses for the three months ended June 30, 2002, were $8.4 million compared with $7.2 million for the three months ended June 30, 2001. Total operating expenses for the six months ended June 30, 2002 and 2001 were $16.1 million and $14.2 million, respectively. Research and development expenses increased to $6.4 million for the three months ended June 30, 2002, from $5.4 million for the same period in 2001. Research and development expenses increased to $12.4 million for the six months ended June 30, 2002, from $10.6 million for the same period in 2001. The increase in research and development expenses generally was due to increased personnel-related and facilities costs, preclinical costs and intellectual property costs.

        General and administrative expenses were $2.1 million for the three months ended June 30, 2002, and were $1.8 million for the three months ended June 30, 2001. General and administrative expenses for the six months ended June 30, 2002 and 2001, were $3.8 million and $3.5 million, respectively. The increase in general and administrative expenses for the three months and six months ended June 30, 2002, compared with the same periods in the prior year, primarily is due to increased personnel-related costs, partially offset by lower professional fees.

        We expect research and development expense to increase in 2002 as we expand our preclinical programs to broaden our future pipeline. We further expect these efforts to result in increases in headcount, spending for outside services, and costs related to intellectual property. We also expect to incur increased costs as a result of relocation to a new facility and possible commencement of commercialization activities.

        Investment income for the three-month period ended June 30, 2002, was $1.0 million. Investment income for the three months ended June 30, 2001, was $2.2 million, and included $0.3 million of realized gains on the sale of investments. Investment income for the six-month period ended June 30, 2002, was $2.1 million. Investment income for the six months ended June 30, 2001, was $4.8 million, and included $0.6 million of realized gains on the sale of investments. The decrease in investment income in 2002 primarily is due to lower rates of return and lower investment balances. Our rate of return on investments, excluding realized gains on the sales of investments, has decreased due to the Federal Reserve Board lowering interest rates. Some of our investments were purchased prior to the reductions in interest rates, and currently are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields and interest income are expected to be lower in 2002 than in 2001.

        Our net loss was $0.25 per common share for the three months ended June 30, 2002, compared with a net loss of $0.16 per common share for the same period in the prior year. Our net loss was $0.51 per common share for the six months ended June 30, 2002, compared with a net loss of $0.26 per common share for the same period in the prior year. We expect to incur losses throughout the remainder of 2002 and we expect our net loss for the year ending December 31, 2002, to be between $28 million and $32 million.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. Cash, cash equivalents and marketable securities totaled approximately $123.3 million at June 30, 2002, compared with $134.1 million at December 31, 2001. As of June 30, 2002, we had working capital of approximately $119.8 million compared with $130.9 million at December 31, 2001.

        Cash used in operating activities increased to $9.6 million for the six months ended June 30, 2002, compared with $4.1 million for the same period in 2001. The increase in cash used in operating activities was due to an increased net loss, lower receipts of interest payments on investments and an increase in other assets. These changes were offset by the positive cash flow impact of an increase in accounts payable and increases in noncash charges such as depreciation and amortization.

        Cash used in investing activities was $18.6 million for the six months June 30, 2002, compared with cash provided from investing activities of $31.5 million for the same period in 2001. In 2001, we sold marketable securities and invested in cash equivalents of a shorter term. Capital expenditures in 2002 decreased from the same period in the prior year, but are expected to increase for the total year as we make capital purchases for the new facility.

        Cash used in financing activities for the six months ended June 30, 2002, was $0.8 million compared with cash provided from financing activities of $0.7 million for the same period in 2001. The increased use of cash was primarily a result of having no proceeds from notes payable for the first half of 2002 compared with $1.1 million of proceeds from notes payable for the first half of 2001. An increase in payments on notes payable and capital lease obligations for the first half of 2002 compared with the first half of 2001 also contributed to the increase in cash used in financing activities.

        In 2002, we expect that our total net cash used will increase compared with 2001 because of expected reductions in license and contract revenues, a decline in investment income, higher planned expenses related to preclinical research and development programs, and consolidation of our facilities into a new location. Annual rent expense, excluding common area maintenance, is expected to be approximately $2.8 million for the new facility compared with a $1.6 million rent expense incurred in 2001 for the existing facilities. The new lease has specified annual rent increases. Under generally accepted accounting principles, we recognize level monthly rent expense over the entire lease period. This level monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the 183-month term of the lease. Accordingly, this level rent per square foot is significantly higher than the actual base rent per square foot we will pay on the new facility in 2002. We will not begin paying rent on the new facility until September 2002.

        Capital equipment spending will be significantly higher due to the new facility. In January 2002, we renewed our capital equipment lease line and increased it to $4.3 million. The available portion of this lease line at June 30, 2002, of $3.2 million is being used to finance laboratory and scientific equipment, and part of the equipment needed for the new facility. We expect to need approximately $7 million in capital in excess of our current lease line during the next six to nine months to finance both tenant improvements and equipment for the new facility. We will seek an increase in our lease financing for the capital equipment expenditures as well as additional term financing for tenant improvements. In the event we are unable to obtain this additional financing, we will need to use existing cash to fund the capital purchases.

        We will attempt to sublease the space in our existing facilities as it becomes vacant in order to recover some or all of our existing rent payments plus amortization of leasehold improvements. However, if we are unable to do so, our net loss and cash outlays will increase accordingly.

        We expect to incur substantial additional research and development expenses and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical testing and clinical trials, outside services and facilities, and costs to maintain and enhance our intellectual property. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, possible commercialization activities and arrangements, and construction costs of the new facility. We intend to seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We cannot assure that additional financing will be available on favorable terms or at all.

        If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2003.

Additional Business Risks

        You should carefully consider the risks described below, together with all of the other information included in this report, our Annual Report on Form 10-K, and our other filings with the Securities and Exchange Commission. In addition, the risks and uncertainties described below are not the only ones facing us because we are also subject to additional risks and uncertainties not presently known to us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, and you may lose all or part of your investment.

None of our products has been approved for sale. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

        All of our potential products are either in research or development. We may need to conduct additional research and development before any U.S. or foreign regulatory authority will approve any of our products. Results of our research and development activities may indicate that our potential products are unsafe or ineffective. In this case, regulatory authorities will not approve them. Subject to FDA review of our plan, we are pursuing independent analysis and adjudication of primary endpoint data from our Phase III registration trial with Allovectin-7®. The outcome of the analysis and adjudication process could preclude the Phase III data from being used to support regulatory approval, which could delay or prevent further development or commercialization of Allovectin-7®. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve our projected results or become profitable.

        To date, we have not received approval to sell any products and may not receive approval to sell any products for the next few years. Our net losses were approximately $9.2 million, $8.5 million and $6.9 million for 2001, 2000 and 1999, respectively. As of June 30, 2002, we have incurred cumulative net losses totaling approximately $72.6 million. Moreover, we expect that our negative cash flow and losses from operations will continue and increase for the foreseeable future. For the year ending December 31, 2002, we have forecast a net loss of between $28 million and $32 million. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or a combination of these factors. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

        Our product candidates under development, and those of our collaborators are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our ability to develop and commercialize our products. Delays could:

  •
  impose costly procedures on our activities,

  •
  diminish any competitive advantages that we attain, or

  •
  negatively affect our ability to receive royalties.

        We understand that both the FDA and NIH are considering rules and regulations that would require public disclosure of commercial development data that are presently confidential. This potential disclosure of commercial confidential information, if implemented, may result in loss of advantage of competitive secrets.

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

        Our core gene delivery technology was covered by a patent issued in Europe, which was opposed by seven companies under European patent procedures. In April 2002, we filed an appeal seeking to overturn the initial ruling by the Opposition Division of the European Patent Office that revoked our patent on formal grounds. If we are not successful in the appeal and opposition proceedings, which are still pending, we may lose part or all of our proprietary protection for our product candidates in Europe.

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

        Some of our potential products are designed to be injected directly into malignant tumors. There are medical risks inherent in direct tumor injections. For example, in clinical trials of our potential products, physicians have punctured patients' lungs in less than one percent of procedures, requiring hospitalization. In addition, a physician administering our product in an investigator-sponsored clinical trial inadvertently damaged tissue near the heart of a patient, which may have precipitated the patient's death. These events are reported as adverse events in our clinical trials and illustrate the medical risks related to direct injection of tumors. These risks may adversely impact market acceptance of some of our product candidates.

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

        In February 2000, we received Series B Preferred Stock in VGI in exchange for a license to our technology. This investment is recorded on our balance sheet at estimated fair value on the date of investment of $5.0 million. The preferred stock is convertible into common stock of VGI. VGI has issued shares of common and preferred stock at prices below our issuance price and, accordingly, the rate at which we could convert our preferred shares into common stock has changed and the value and percentage of our equity ownership in VGI has decreased. The value and percentage of our equity ownership in VGI will be reduced further if additional shares of VGI common or preferred stock are issued at prices below our issuance price.

        VGI is a privately-held company developing gene-based delivery of the angiogenic growth factor VEGF-2 for cardiovascular applications. VGI has completed Phase I and Phase II trials. VGI still needs to raise substantial cash to complete its development plans, and there can be no assurance that the therapy will work or that the FDA will approve such a therapy. VGI, which currently has few employees and limited resources, may not be able to successfully commercialize a product even if it receives FDA approval. In addition, a wrongful death suit was recently filed against VGI in connection with the death of a participant in a VGI trial. We do not believe there has been any impairment which is other than temporary to our investment to date, however, this may change depending on the funding and development status of VGI and the lawsuit against VGI, which are beyond our control.

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

        To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $1.3 million lower than the reported fair value of our investments at December 31, 2001, and $0.9 million lower than the reported fair value at June 30, 2002. At June 30, 2002, our unrealized gain on marketable securities was $0.7 million compared with $0.1 million at March 31, 2002, and $0.8 million at December 31, 2001.

        Our rate of return on investments, excluding realized gains on the sales of investments, has decreased as the Federal Reserve Board has lowered interest rates. Some of our investments were purchased prior to the reductions in interest rates, and currently are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields and investment income are expected to be lower in 2002 than in 2001.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In April 2002, we filed an appeal on the initial ruling by the Opposition Division of the European Patent Office to revoke on formal grounds our patent covering the nonviral delivery of genetic material. The appeal is still pending. According to European patent procedures, issued patents may be opposed by parties interested in challenging the issued claims. The patent covering our core gene delivery technology was issued in 1998 and was subsequently opposed by seven companies. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. Our appeal will seek to overturn the revocation, and we may also use additional patent applications that are pending in Europe to secure patent protection for our core gene delivery technology. We intend to vigorously defend our patent position in Europe.

        In the ordinary course of business, we are a party to lawsuits involving employee-related matters. We do not believe that an unfavorable outcome in any of these matters would have a material adverse effect on our financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 24, 2002, we held our Annual Meeting of Stockholders. The following actions were taken at the Annual Meeting. As of March 29, 2002, the record date for the meeting, 20,071,344 shares of our common stock were outstanding and entitled to vote.

(a)
The following Class I directors were elected:

  Vijay B. Samant—17,122,021 shares voted in favor of the nominee; 723,117 withheld their vote.

  Robert C. Merton—17,162,758 shares voted in favor of the nominee; 682,380 withheld their vote.

  Our Class II directors, R. Gordon Douglas and M. Blake Ingle, continue in office until the 2003 Annual Meeting. Our Class III directors, Patrick F. Latterell and Gary A. Lyons, continue in office until the 2004 Annual Meeting.

(b)
The amendment and restatement of the Stock Incentive Plan of Vical Incorporated was approved. The number of shares of common stock reserved for issuance under the plan was increased to 4,700,000 from 4,200,000, subject to adjustment as provided in the plan. Shares voted for the proposal were 13,119,525, with 4,492,143 shares voted against, 233,470 shares abstained and no broker non-votes.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

Exhibit Number		Description of Document
10.1	[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.
99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      a
      Incorporated by reference to the Exhibit of the same number filed with the Vical Incorporated Registration Statement on Form S-8 (No. 333-97019) filed on July 24, 2002.

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

Vical Incorporated
Date: August 13, 2002	By:	/s/ MARTHA J. DEMSKI Martha J. Demski Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant's Principal Financial and Accounting Officer)

QuickLinks

VICAL INCORPORATED FORM 10-Q TABLE OF CONTENTS
PART I. FINANCIAL INFORMATION
VICAL INCORPORATED BALANCE SHEETS
VICAL INCORPORATED STATEMENTS OF OPERATIONS (Unaudited)
VICAL INCORPORATED STATEMENTS OF CASH FLOWS (Unaudited)
VICAL INCORPORATED NOTES TO FINANCIAL STATEMENTS June 30, 2002 (Unaudited)
FORWARD-LOOKING STATEMENTS
PART II. OTHER INFORMATION
SIGNATURES