Form 10-Q
period 2002-09-30
VICAL INC
filed 2002-11-14
CIK 819050

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days—Yes    ☒    No☐.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at November 1, 2002
20,091,344

VICAL INCORPORATED
FORM 10-Q
TABLE OF CONTENTS

PAGE NO.
COVER PAGE	1
TABLE OF CONTENTS	2
PART I. FINANCIAL INFORMATION
ITEM 1.
Financial Statements
Balance Sheets as of September 30, 2002, and December 31, 2001	3
Statements of Operations for the Three Months Ended September 30, 2002 and 2001, and for the Nine Months Ended September 30, 2002 and 2001	4
Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5
Notes to Financial Statements	6
Forward-Looking Statements	10
ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.
Quantitative and Qualitative Disclosure About Market Risk	27
ITEM 4.
Controls and Procedures	27
PART II. OTHER INFORMATION
ITEM 1.
Legal Proceedings	28
ITEM 6.
Exhibits and Reports on Form 8-K	28
SIGNATURES	29
CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT	30

Part I. Financial Information

Item 1. Financial Statements

VICAL INCORPORATED
BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,231,434	$43,736,068
Marketable securities—available-for-sale	97,194,194	90,351,409
Marketable securities—restricted	2,298,240	—
Receivables and other	4,280,726	4,635,534

Total current assets	123,004,594	138,723,011

Investment	800,000	5,000,000
Property and Equipment:
Equipment	9,553,023	8,225,632
Leasehold improvements	4,915,500	4,800,503

	14,468,523	13,026,135
Less—accumulated depreciation and amortization	(9,331,747)	(7,966,257)

	5,136,776	5,059,878

Intangible Assets, net	5,477,703	5,406,500
Other Assets	637,924	305,345

	$135,056,997	$154,494,734

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,051,539	$4,492,005
Current portion of capital lease obligations	1,178,406	846,348
Current portion of notes payable	657,143	657,143
Current portion of deferred revenue	1,578,409	1,794,857

Total current liabilities	9,465,497	7,790,353

Long-Term Obligations:
Long-term obligations under capital leases	1,950,744	1,616,677
Notes payable	480,952	973,810
Deferred revenue	1,230,375	1,954,926

Total long-term obligations	3,662,071	4,545,413

Commitments and Contingencies
Stockholders' Equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized—none outstanding	—	—
Common stock, $0.01 par value—40,000,000 shares authorized—20,091,344 and 20,056,344 shares issued and outstanding at September 30, 2002, and December 31, 2001, respectively	200,913	200,563
Additional paid-in capital	203,568,346	203,543,985
Accumulated other comprehensive income	1,021,630	816,665
Accumulated deficit	(82,861,460)	(62,402,245)

Total stockholders' equity	121,929,429	142,158,968

	$135,056,997	$154,494,734

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
License/royalty revenue	$511,709	$1,562,346	$3,623,800	$3,681,345
Contract revenue	2,008,260	823,335	2,855,221	2,913,815

	2,519,969	2,385,681	6,479,021	6,595,160

Operating Expenses:
Research and development	7,516,377	5,423,087	19,884,527	16,068,642
General and administrative	1,975,675	1,479,780	5,747,147	4,996,843
Write-down of investment	4,200,000	—	4,200,000	—

	13,692,052	6,902,867	29,831,674	21,065,485

Loss from operations	(11,172,083)	(4,517,186)	(23,352,653)	(14,470,325)
Other income (expense):
Investment income	1,030,802	2,045,881	3,107,085	6,877,664
Interest expense	(75,003)	(85,210)	(213,647)	(217,931)

Net loss	$(10,216,284)	$(2,556,515)	$(20,459,215)	$(7,810,592)

Net loss per common share (basic and diluted—Note 2)	$(0.51)	$(0.13)	$(1.02)	$(0.39)

Weighted average shares used in computing net loss per common share (Note 2)	20,082,648	20,039,774	20,074,293	20,025,032

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(20,459,215)	$(7,810,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of investment	4,200,000	—
Depreciation and amortization	2,003,615	1,280,750
Compensation expense related to grant of stock options	15,911	17,715
Change in operating assets and liabilities:
Receivables and other	354,808	1,622,690
Other assets	(332,579)	81,207
Accounts payable and accrued expenses	1,559,534	778,104
Deferred revenue	(940,999)	(909,075)

Net cash used in operating activities	(13,598,925)	(4,939,201)

INVESTING ACTIVITIES:
Sales of marketable securities	69,338,939	163,850,743
Purchases of marketable securities	(78,274,999)	(108,466,070)
Capital expenditures	(305,477)	(1,764,498)
Patent expenditures	(460,673)	(338,121)

Net cash (used in) provided from investing activities	(9,702,210)	53,282,054

FINANCING ACTIVITIES:
Issuance of common stock	8,800	261,403
Proceeds from notes payable	—	1,107,700
Payments on notes payable	(492,858)	(338,095)
Principal payments under capital lease obligations	(719,441)	(584,442)

Net cash (used in) provided from financing activities	(1,203,499)	446,566

Net (decrease) increase in cash and cash equivalents	(24,504,634)	48,789,419
Cash and cash equivalents at beginning of period	43,736,068	16,480,087

Cash and cash equivalents at end of period	$19,231,434	$65,269,506

Interest paid	$215,891	$217,931

Supplemental Disclosure of Non-Cash Investing and Financing Activities - Equipment acquired under capital lease financing	$1,385,566	$1,230,230

See accompanying notes.

VICAL INCORPORATED
NOTES TO FINANCIAL STATEMENTS

September 30, 2002
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

Basis of Presentation

        The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the financial position and results of operations for the interim periods. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001, included in our Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements for the three-month periods ended March 31, 2002, and June 30, 2002, included in our Forms 10-Q filed with the Securities and Exchange Commission.

Reclassifications

        Certain amounts in the prior period financial statements have been reclassified to conform with current period presentation.

2.    NET LOSS PER SHARE

        Net loss per share (basic and diluted) for the three-month and nine-month periods ended September 30, 2002 and 2001, has been computed using the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, as the effect would be antidilutive. The weighted average number of shares so excluded was 11,926 and 27,316 for the three-month and nine-month periods ended September 30, 2002, respectively. The weighted average number of shares so excluded was 69,506 and 108,421 for the three-month and nine-month periods ended September 30, 2001, respectively. Options outstanding were 3,024,923 and 2,419,793 at average exercise prices of $13.97 and $16.34 at September 30, 2002 and 2001, respectively.

3.    COMPREHENSIVE INCOME

        Accumulated other comprehensive income (loss) represents net unrealized gains (losses) on marketable securities. Marketable securities consist of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. For the three-month periods ended September 30, 2002 and 2001, other comprehensive income was $0.3 million and $0.4 million, respectively, and total comprehensive loss was $9.9 million and $2.1 million, respectively. For the nine-month periods ended September 30, 2002 and 2001, other comprehensive income was $0.2 million and $0.6 million, respectively, and total comprehensive loss was $20.3 million and $7.2 million, respectively.

4.    WRITE-DOWN OF INVESTMENT

        In February 2000, we received shares of Series B Preferred Stock in Vascular Genetics Inc., or VGI, in exchange for granting VGI a license to our technology. VGI is a privately-held company developing gene-based delivery of the angiogenic growth factor VEGF-2 for cardiovascular applications. No cash was received or paid by either party to this transaction. The shares were recorded as an investment on our balance sheet at estimated fair value, which was $5.0 million on the date of investment. The preferred stock is convertible into common stock of VGI. In September 2002, GenStar Therapeutics, a public company listed on the American Stock Exchange, or AMEX, and VGI announced a merger that would result in the creation of a new entity, to be called Autus Genetics. The merger is subject to approval of the shareholders of both companies, and is expected to close in the fourth quarter of 2002. Subsequent to the merger, the shares of Autus Genetics are expected to be traded on AMEX. We evaluated our investment in VGI based on the five-day average share price of GenStar Therapeutics immediately before and after the merger announcement and concluded that it was necessary to write down our investment in VGI to a fair value of $0.8 million, reflecting the objective values established as a result of the proposed merger. Accordingly, the results of operations for the three-month and nine-month periods ended September 30, 2002, reflect a write-down of $4.2 million to reduce our recorded investment in VGI to its fair value of $0.8 million.

        Assuming the merger successfully closes, we would expect our investment in Autus Genetics to be accounted for as an available-for-sale security. Accordingly, any change in the fair value of the shares we own based on the market price of the traded shares would be reflected as unrealized gain or loss in the stockholders' equity section of our balance sheet at the end of each quarter.

5.    LEASED FACILITY; CREDIT LINE RENEWAL; OTHER COMMITMENTS

        In January 2002, we signed a 15-year lease for a new facility in northern San Diego, California. The lease commenced in June 2002. As we are building out the new shell facility, phased-in occupancy of the new facility should commence in the first quarter of 2003. The new facility has approximately 68,400 square feet of manufacturing, research laboratory and office space. The new lease requires us to pay taxes, insurance and operating costs. We have the option to renew this lease for three additional five-year periods beyond its expiration, and we have a one-time purchase option at 110 percent of fair market value, which we can exercise in year nine of the lease. Minimum lease obligations on the new facility are as follows: $1.0 million in 2002, $2.3 million in 2003, $2.4 million in 2004, $2.5 million in 2005 and 2006, $2.6 million in 2007, and further payments totaling an additional $29.0 million thereafter until conclusion of the lease term in August 2017.

        The new lease has specified annual rent increases. We recognize level monthly rent expense over the entire lease period. This level monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the 183-month term of the lease. Accordingly, this level rent per square foot is significantly higher than the actual base rent per square foot we will pay on the new facility in 2002. We began paying rent on the new facility in September 2002.

        In accordance with the provisions of the lease, in July 2002, we provided to the landlord of the new facility a standby letter of credit from a bank in the amount of approximately $2.3 million. This letter of credit is fully secured by investments at the bank, which are reflected as "Marketable securities—restricted" in the accompanying balance sheets.

        We will continue to hold the leases on our three older facilities until they expire. We intend to sublease most of the space in these older facilities as it becomes vacant in order to recover some or all of our existing rent payments plus a portion of our amortization of leasehold improvements. However, if we are unable to do so, our net loss and cash outlays will increase accordingly.

        In January 2002, our capital equipment credit line was renewed and increased to $4.3 million. At September 30, 2002, $2.9 million was available under this credit line. In November 2002, we received a commitment letter from our primary lender for $10.8 million of financing. We have accepted the terms of this commitment letter subject to completing final loan documentation. This financing included approximately $8.0 million of credit for tenant improvements and equipment for the new leased facility, with the remainder replacing our existing equipment credit line.

6.    RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." To date we have not entered into any business combinations as defined in SFAS No. 141. We would have to adhere to SFAS 141 if we were to enter into any such business combinations in the future. The primary changes resulting from SFAS No. 142 consist of how goodwill and intangible assets will be segregated, amortized (or not amortized), reviewed for impairment (if any), and disclosed within the footnotes to financial statements. We do not currently have any recorded goodwill. We implemented SFAS No. 142 in the first quarter of 2002. Implementation did not have a material impact on our intangible assets, results of operations, financial position or cash flows. SFAS No. 142 requires that assets which do not have indefinite lives be amortized over the expected useful life of those assets using a method of amortization which reflects the pattern in which the economic benefits of the assets are used up or otherwise consumed. We are amortizing our intangibles using the straight-line method as permitted under SFAS No. 142.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect; and amending SFAS No.13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although early adoption of the provisions related to the rescission of SFAS No. 4 is encouraged. We do not expect adoption of this statement to have a material impact on our results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 will affect only the timing of the recognition of future restructuring costs. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not expect adoption of this statement to have a material impact on our results of operations or financial position.

7.    RELATED-PARTY TRANSACTIONS

        R. Gordon Douglas, M.D., Chairman of the Board of Directors of Vical, also is the Director of Strategic Planning at the National Institutes of Health, Dale and Betty Bumpers Vaccine Research Center, or VRC. For the period from November 2000 to December 2002, VRC has contracted with Vical for approximately $1.8 million for the production of HIV clinical trial supplies. Additionally, for varying periods commencing in February 2001 and ending in March 2003, VRC has contracted with Vical for approximately $0.9 million for providing regulatory support services. For the three-month and nine-month periods ended September 30, 2002, we recognized revenue of $0.5 million and $0.8 million, respectively, under these contracts. Contract revenue recognized under these contracts for the three-month and nine-month periods ended September 30, 2001, was $0.2 million and $0.7 million, respectively.

        In July 2002, we entered into an agreement with VRC to provide certain regulatory and manufacturing services to VRC related to the research and development for a DNA vaccine against the Ebola virus. Revenue recognized under this contract was $1.0 million for the three-month and nine-month periods ended September 30, 2002.

        Dr. Douglas is on the board of directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity. Vijay B. Samant, President and CEO of Vical, serves on the Project Management Subcommittee of IAVI. In 2002, we signed an agreement with IAVI to provide clinical trial supplies. As of November 1, 2002, IAVI had issued purchase orders under this agreement totaling approximately $1.1 million. No revenue was recognized under this agreement for the three-month period ended September 30, 2002, and $0.2 million of revenue was recognized for the nine-month period ended September 30, 2002.

        The above related-party transactions were approved by a majority or more of the disinterested members of our Board of Directors.

8.    STOCK INCENTIVE PLAN

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

        Any forward-looking statement speaks only as of the date on which that statement is made. We disclaim any obligation to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

Recent Events

  Clinical Program Update

        We announced in September 2002 that our low-dose Phase III registration trial with Allovectin-7® in patients with metastatic melanoma would not advance to an independent endpoint assessment and adjudication committee, or EAAC(1), because an initial review of investigator-determined efficacy by an external consultant indicated that the study would not meet statistical significance of its primary endpoints: objective response rate and/or time to disease progression. Although the efficacy data from the Phase III trial did not support continued preparations for registration of a low-dose product, we will continue our ongoing high-dose Allovectin-7® Phase II program in patients with metastatic melanoma.

(1)
"Endpoint assessment and adjudication committee, or EAAC," review refers to a voluntary process, developed by Vical and consistent with U.S. Food and Drug Administration, or FDA, guidelines, by which efficacy results are independently determined and then reconciled with results reported by trial investigators to determine whether the protocol-specific endpoints have been met.

  EAAC Process

        The EAAC process is a precisely defined, detailed three-step protocol developed in close partnership with the FDA. The first step, which we completed in the first half of the year, is to have an independent contract research organization collect and audit all the efficacy data, and then lock and maintain that embargoed(2) efficacy database. The optional second step stipulated that after approval of the EAAC process by the FDA but prior to proceeding to EAAC review, an independent consultant agreed to by the FDA could review specific data in the locked, embargoed database. In this step, we would remain blinded to the efficacy data while the independent consultant, using a pre-determined algorithm of specific statistical criteria agreed upon by us and the FDA, could determine whether proceeding to the comprehensive and resource-intensive EAAC review was warranted. This second step was completed in the third quarter and revealed that the study would not meet statistical significance of its primary endpoints, as described above. As a result, we are not proceeding with the third step, which is comprised of the assessment and adjudication of efficacy data for the entire patient population by an independent panel of three radiologists and an oncologist.

        As a result of this review, we avoided prematurely embarking on the time-consuming and costly process of Biologics License Application, or BLA, filing. We will now focus our attention and resources on our Allovectin-7® high-dose program.

  High-Dose Allovectin-7® for Metastatic Melanoma

        We have four main reasons for continuing to pursue development of our 2000 microgram high-dose, Allovectin-7® program in metastatic melanoma. First, the 10 microgram low-dose, Allovectin-7® program was first developed over five years ago. Since then we have learned from our experiences in human clinical trials of malaria vaccines with the U.S. Navy and from other DNA vaccine trials that immune responses in humans appear to be DNA dose-dependent. Second, our experience in prior trials has shown that while overall response rates up to 15 percent have been observed, nearly 50 percent of the injected tumors shrank. As a result, injection of multiple tumors needs to be studied to determine its effect on increasing overall response rates. Third, our safety experience in the high-dose trial is consistent with our experience in our low-dose registration trial. Because the safety record with Allovectin-7® is excellent, any significant benefit from Allovectin-7® would yield a highly favorable risk-to-benefit ratio when compared with conventional chemo- or biotherapies. Fourth, although survival was not an endpoint in the Phase II registration trial, the survival data from the trial suggested a beneficial trend—14.3 months median survival compared with published historical controls of 6 to 11 months. In addition, seven of the eight responders from our interim analysis of the low-dose Phase II registration trial were still alive at the last follow-up. This survival data, along with the other factors described above, has prompted us to concentrate our efforts on our high-dose trial.

(2)
In preparation for the planned EAAC review, efficacy data from the trial were collected, entered into a database, audited, and all queries resolved by a contract research organization. The database was then "locked" such that no further data changes could be made. The sponsor, Vical, was barred, or "embargoed," from accessing or reviewing the database. In June 2002, the Phase III registration trial database was locked, and the EAAC charter was submitted to the FDA for review.

        Enrollment in our high dose, non-registration Phase II trial has been rapid, with 89 patients enrolled through mid-September 2002. Even though the original study design of up to 80 patients was sufficient to evaluate the primary trial endpoint of overall response rate, we requested and the FDA allowed us to expand enrollment up to 124 patients to provide greater statistical confidence in conclusions that may be drawn from this non-registration trial. If the strong physician and patient interest in this trial continues, we hope to be able to confirm the good safety profile of Allovectin-7® and examine its efficacy when administered at higher doses and injected into one or more tumors.

        We expect to have interim data from the high-dose trial in time for the May 2003 annual meeting of the American Society of Clinical Oncology. Based on the results of the expanded high-dose Phase II trial, we will determine whether to initiate discussions with the FDA on a potential Phase III registration study with high-dose Allovectin-7®.

  Allovectin-7® for Head and Neck Cancer

        We announced in September 2002 our plan to close our Phase II trial with Allovectin-7® for early-stage head and neck cancer, in which recruitment of patients had been extraordinarily difficult. We are focusing our cancer research resources on melanoma.

  Leuvectin®

        Following a thorough review of our options, we concluded that further independent development of Leuvectin® for kidney cancer is not justified in light of our other priorities. In prostate cancer, we conducted three trials of Leuvectin® in two distinct patient populations, with our decision to proceed driven by initial encouraging results based on a provisional surrogate marker, Prostate-Specific Antigen, or PSA. We determined that further development for this indication would require far greater resources than we can devote independently, so we announced in September 2002 that we were bringing our two current prostate cancer trials to a close. We plan to leverage the knowledge we gained from our Leuvectin® trials by evaluating its potential application in patients with metastatic melanoma.

  Intellectual Property

        We announced in June 2002 the issuance of a patent covering the gene-based delivery of interleukin-2, or IL-2, for the treatment of cancer, and in July 2002, we announced a broad patent covering methods for the non-viral, gene-based delivery of physiologically active polypeptides or proteins. The first is a specific patent for the gene-based delivery of IL-2, which complements our existing patent coverage on Leuvectin®. The second is a broader patent that reinforces and expands existing coverage on our core technology for gene-based delivery of polypeptides or proteins. Among the most advanced applications that would be covered by this patent are the clinical programs being run by our partners Aventis Pharma and VGI in the field of angiogenesis.

        Our core gene delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures, and was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office. In April 2002, we filed an appeal, which is still pending, seeking to overturn this initial ruling.

        Our core gene delivery technology is also covered by patent applications filed in Canada and Japan. In Canada, a patent was issued and then withdrawn from issuance and returned to the examiner for further consideration after protests against the issuance of the patent were filed on behalf of an undisclosed party or parties on August 10, 2001, and December 5, 2001. Vical has responded to the protests and is awaiting further action by the examiner.

        We were notified of the grant of a Japanese patent on October 9, 2001, and at least one opposition was filed prior to the end of the formal opposition filing period, July 28, 2002. An initial examination of the patent will be conducted by the Japanese Patent Office to determine whether the Japanese patent should be maintained or revoked.

  Corporate Agreements

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

  Biodefense Efforts

        As announced in July 2002, Vical has initiated, in collaboration with The Ohio State University, preclinical studies of DNA vaccines against anthrax. The research is being funded by a one-year Small Business Technology Transfer Research grant from the National Institute of Allergy and Infectious Diseases, or NIAID.

        In June 2002, Vical was contracted by the National Institutes of Health, Dale and Betty Bumpers Vaccine Research Center, or VRC, to manufacture clinical-grade supplies of investigational DNA vaccines against the Ebola virus for initial clinical development. A Materials Cooperative Research and Development Agreement, or MCRADA, has been approved between the VRC and Vical to explore the benefits of using Vical's proprietary formulation technology in the delivery of these Ebola DNA vaccines. Vical would have commercial rights to any products resulting from the MCRADA.

  Management Changes

        In September 2002, David J. Pyrce, Vice President, Business Development, resigned from Vical.

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

Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

  Intangible assets

        We capitalize the license fees we pay to acquire access to proprietary technology if the technology has alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated average useful life of the technology. We also capitalize certain costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patent, which is generally 20 years. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are amortized using the straight-line method. We review long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. An impairment loss is recognized when the estimated future cash flows expected from the use of the asset and the eventual disposition are less than its carrying amount. Loss of legal ownership or rights to patents or licensed technology, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

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

  Revenue recognition

        We earn revenue from licensing access to our proprietary technology, and by performing services under research and development contracts and service contracts. In general, revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determined, and collection is reasonably assured. Any initial license or option payment received under an agreement under which we also provide research and development services is recognized over the term of the research and development period. Payments for options on a license to our technology are recognized over the option period. Fees paid to extend an option are recognized over the option extension period. Upfront license payments are recognized upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as the milestones are achieved and collection of payment is reasonably assured.

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

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 will affect only the timing of the recognition of future restructuring costs. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. We do not expect adoption of this statement to have a material impact on our results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements including: rescinding SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as extraordinary items, net of related income tax effect; and amending SFAS No.13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, although early adoption of the provisions related to the rescission of SFAS No. 4 is encouraged. We do not expect adoption of this statement to have a material impact on our results of operations or financial position.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." To date we have not entered into any business combinations as defined in SFAS No. 141. We would have to adhere to SFAS 141 if we were to enter into any such business combinations in the future.

        The primary changes resulting from SFAS No. 142 consist of how goodwill and intangible assets will be segregated, amortized or not amortized, reviewed for impairment, if any, and disclosed within the footnotes to financial statements. We do not currently have any goodwill. We implemented SFAS No. 142 in the first quarter of 2002. Implementation did not have a material impact on our intangible assets, results of operations, financial position or cash flows.

Results of Operations

        We recorded revenues of $2.5 million for the three months ended September 30, 2002, and $6.5 million for the nine months ended September 30, 2002. License/royalty revenue of $0.5 million for the three months ended September 30, 2002, represented recognition of deferred license fees primarily from VGI, and royalty revenue. License/royalty revenue of $3.6 million for the nine months ended September 30, 2002, consisted of recognition of license payments from Merial and Centocor, recognition of deferred license fees primarily from Merial and VGI, and royalty revenue. Contract revenue for the three-month and nine-month periods ended September 30, 2002, of $2.0 million and $2.9 million, respectively, included revenues from the National Institutes of Health, or NIH, for manufacturing of DNA for infectious disease vaccines, and from the Office of Naval Research, or ONR, for development work on an investigational naked DNA vaccine to prevent malaria. The agreement between Vical and ONR provided revenue of $5.3 million from its execution in September 1998 through its expiration on September 30, 2002. Contract revenue for the nine-month period ended September 30, 2002, also included revenue from IAVI.

        Revenues of $2.4 million were recorded for the three months ended September 30, 2001, and $6.6 million for the nine months ended September 30, 2001. License/royalty revenue of $1.6 million for the three months ended September 30, 2001, represented recognition of a milestone payment from Centocor, recognition of deferred license fees from Merial, Pfizer and VGI, and royalty revenue. License/royalty revenue of $3.7 million for the nine months ended September 30, 2001, consisted of recognition of milestone payments from Centocor, recognition of deferred license fees from Merial, Pfizer and VGI, and royalty revenue. Contract revenue for the three-month and nine-month periods ended September 30, 2001, of $0.8 million and $2.9 million, respectively, included revenue from the contract with ONR, revenue from contracts and grants with NIH, and revenue from Pfizer.

        Our license revenues are expected to decrease for the full year 2002 compared with 2001, primarily as a result of a $3.0 million milestone payment from Merck in 2001 which will not recur in 2002.

        Our total operating expenses for the three months ended September 30, 2002, were $13.7 million, including a $4.2 million write-down of investment, compared with $6.9 million for the three months ended September 30, 2001. Total operating expenses for the nine months ended September 30, 2002, were $29.8 million, including the $4.2 million write-down of investment, compared with $21.1 million for the same period in 2001. Research and development expenses increased to $7.5 million for the three months ended September 30, 2002, from $5.4 million for the same period in 2001. Research and development expenses increased to $19.9 million for the nine months ended September 30, 2002, from $16.1 million for the same period in 2001. The increase in research and development expenses generally was due to increased personnel-related and facilities costs and preclinical costs. The increase for the nine months ended September 30, 2002, also included higher intellectual property costs.

        General and administrative expenses were $2.0 million for the three months ended September 30, 2002, and $1.5 million for the three months ended September 30, 2001. General and administrative expenses for the nine months ended September 30, 2002 and 2001, were $5.7 million and $5.0 million, respectively. The increase in general and administrative expenses for the three months and nine months ended September 30, 2002, compared with the same periods in the prior year, primarily was due to increased personnel-related and facilities costs.

        The write-down of investment relates to our investment in Vascular Genetics Inc., or VGI. In February 2000, we received shares of Series B Preferred Stock in VGI in exchange for granting VGI a license to our technology. VGI is a privately-held company developing gene-based delivery of the angiogenic growth factor VEGF-2 for cardiovascular applications. No cash was received or paid by either party to this transaction. The shares were recorded as an investment on our balance sheet at estimated fair value, which was $5.0 million on the date of investment. The preferred stock is convertible into common stock of VGI. In September 2002, GenStar Therapeutics, a public company listed on the American Stock Exchange, or AMEX, and VGI announced a merger that would result in the creation of a new entity, to be called Autus Genetics. The merger is subject to approval of the shareholders of both companies, and is expected to close in the fourth quarter of 2002. Subsequent to the merger, the shares of Autus Genetics are expected to be traded on AMEX. We evaluated our investment in VGI based on the five-day average share price of GenStar Therapeutics immediately before and after the merger announcement and concluded that it was necessary to write down our investment in VGI to a fair value of $0.8 million, reflecting the objective values established as a result of the proposed merger. Accordingly, the results of operations for the three-month and nine-month periods ended September 30, 2002, reflect a write-down of $4.2 million to reduce our recorded investment in VGI to its fair value of $0.8 million.

        We expect research and development expense to increase for the full year 2002 compared with 2001 as we expand our preclinical programs to broaden our future pipeline. We further expect these efforts to result in increases in headcount, spending for outside services, and costs related to intellectual property. We also expect to incur increased costs as a result of relocation to a new facility.

        Investment income for the three-month period ended September 30, 2002, was $1.0 million and included realized gains on sales of investments of $0.1 million. Investment income for the three months ended September 30, 2001, was $2.0 million, and included $0.4 million of realized gains on the sale of investments. Investment income for the nine-month period ended September 30, 2002, was $3.1 million and included net realized gains on sales of investments of $0.1 million. Investment income for the nine months ended September 30, 2001, was $6.9 million, and included $1.0 million of realized gains on the sale of investments. The decrease in investment income in 2002 primarily is due to lower rates of return and lower investment balances. Our rate of return on investments, excluding realized gains on the sales of investments, has decreased due to the Federal Reserve Board lowering interest rates. Some of our investments were purchased prior to the reductions in interest rates, and currently are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields and interest income are expected to be lower in the full year 2002 than in 2001.

        Our net loss was $0.51 per common share for the three months ended September 30, 2002, compared with a net loss of $0.13 per common share for the same period in the prior year. Our net loss was $1.02 per common share for the nine months ended September 30, 2002, compared with a net loss of $0.39 per common share for the same period in the prior year. We expect to incur losses throughout the remainder of 2002 and we expect our net loss for the year ending December 31, 2002, to be between $28 million and $32 million, including the $4.2 million write-down of our investment in VGI.

Liquidity and Capital Resources

        Since our inception, we have financed our operations primarily through private placements of preferred and common stock, four public offerings of common stock and revenues from collaborative agreements. Cash, cash equivalents and marketable securities totaled approximately $118.7 million at September 30, 2002, compared with $134.1 million at December 31, 2001. As of September 30, 2002, we had working capital of approximately $113.5 million compared with $130.9 million at December 31, 2001.

        Cash used in operating activities increased to $13.6 million for the nine months ended September 30, 2002, compared with $4.9 million for the same period in 2001. The increase in cash used in operating activities was due to an increased net loss, lower receipts of interest payments on investments and an increase in other assets primarily due to the rent deposit on the new facility. These changes were offset by the positive cash flow impact of an increase in accounts payable and increases in noncash charges such as depreciation and amortization.

        Cash used in investing activities was $9.7 million for the nine months ended September 30, 2002, compared with cash provided from investing activities of $53.3 million for the same period in 2001. In 2001, we sold marketable securities and invested in cash equivalents of a shorter term. Capital expenditures for the nine months ended September 30, 2002, decreased from the same period in the prior year, but are expected to increase for the full year as we make capital purchases for the new facility.

        Cash used in financing activities for the nine months ended September 30, 2002, was $1.2 million compared with cash provided from financing activities of $0.4 million for the same period in 2001. The increased use of cash was primarily a result of having no proceeds from notes payable for the nine months ended September 30, 2002, compared with $1.1 million of proceeds from notes payable for the comparable period in 2001. An increase in payments on notes payable and capital lease obligations for the nine months ended September 30, 2002, compared with the comparable period in 2001, also contributed to the increase in cash used in financing activities.

        For the full year 2002, we expect that our total net cash used will increase compared with 2001 because of expected reductions in license revenues, a decline in investment income, higher planned expenses related to preclinical research and development programs, higher intellectual property costs, and consolidation of our facilities into a new location. Annual rent expense, excluding common area maintenance, is expected to be approximately $2.8 million for the new facility compared with a $1.6 million rent expense incurred in 2001 for our older facilities. The new lease has specified annual rent increases. We recognize level monthly rent expense over the entire lease period. This level monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the 183-month term of the lease. Accordingly, this level rent per square foot is significantly higher than the actual base rent per square foot we will pay on the new facility in 2002. We began paying rent on the new facility in September 2002.

        Capital equipment spending, including amounts to be financed under capital leases or term loan facilities, is expected to be significantly higher due to the new facility. In January 2002, we renewed our capital equipment lease line and increased it to $4.3 million. At September 30, 2002, $2.9 million was available under this lease line. In November 2002, we received a commitment letter from our primary lender for $10.8 million of financing. We have accepted the terms of this commitment letter subject to completing final loan documentation. This financing included approximately $8.0 million of credit for tenant improvements and equipment for the new leased facility, with the remainder replacing our existing equipment credit line.

        We will attempt to sublease most of the space in our older facilities as it becomes vacant in order to recover some or all of our existing rent payments plus a portion of our amortization of leasehold improvements. However, if we are unable to do so, our net loss and cash outlays will increase accordingly.

        We expect to incur substantial additional research and development expenses and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical testing and clinical trials, outside services and facilities, and costs to maintain and enhance our intellectual property. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, and construction costs of the new facility. We intend to seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings, or an increase in our credit facilities. We cannot assure that additional financing will be available on favorable terms or at all.

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

None of our products has been approved for sale. If our products are not approved or if we do not develop commercially successful products, we may be forced to curtail or cease operations.

        All of our potential products are either in research or development. We will need to conduct additional research and development before any U.S. or foreign regulatory authority would approve any of our products. Results of our research and development activities may indicate that our potential products are unsafe or ineffective. For example, we recently announced that the efficacy data from our low-dose Phase III registration trial with Allovectin-7® in patients with metastatic melanoma would not support a registration submission with the FDA. We also recently announced that further independent development of Allovectin-7® for head and neck cancer, and of Leuvectin® for kidney cancer and prostate cancer, was not justified in light of our other priorities. As a result, our only product candidate currently in clinical development is high-dose Allovectin-7® for metastatic melanoma. Even if one of our products is approved, it may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve our projected results or become profitable.

        To date, we have not received approval to sell any products and may not receive approval to sell any products for the next few years. Our net losses were approximately $9.2 million, $8.5 million and $6.9 million for 2001, 2000 and 1999, respectively. As of September 30, 2002, we have incurred cumulative net losses totaling approximately $82.9 million. Moreover, we expect that our negative cash flow and losses from operations will continue and increase for the foreseeable future. For the year ending December 31, 2002, we have forecast a net loss of between $28 million and $32 million, including the $4.2 million write-down of our investment in VGI. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or a combination of these factors. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

The regulatory approval process is expensive, time-consuming and uncertain, which may prevent us from obtaining required approvals for the commercialization of our products.

        Our product candidates and those of our collaborators are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulations are evolving and remain uncertain. The regulatory process can take many years and may require us to expend substantial resources. Therefore, U.S. or foreign regulations could:

  •
  prevent or delay regulatory approval of our products,

  •
  limit our ability to develop and commercialize our products,

  •
  diminish any competitive advantages that we attain, or

  •
  negatively affect our ability to receive royalties.

        We understand that both the FDA and NIH are considering rules and regulations that would require public disclosure of commercial development data that are presently confidential. This potential disclosure of commercial confidential information, if implemented, may result in loss of competitive secrets, which could be commercially detrimental.

        We believe that the FDA and comparable foreign regulatory bodies will regulate separately each gene-based product depending on its intended use. Presently, to commercialize any product we must:

  •
  sponsor and file a regulatory application for each proposed use, and

  •
  conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval.

        The results obtained so far in our clinical trials may not be satisfactory, or if satisfactory, may not be able to be replicated in our ongoing or future trials. This may prevent any of our potential products from receiving FDA approval. In addition, the FDA in October 2002 created the new Office of Tissue, Cellular and Gene Therapy, which may impose additional regulatory or review requirements.

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

        The death in 1999 of a patient undergoing a viral-based gene therapy at the University of Pennsylvania in an investigator-sponsored trial was widely publicized. Another viral-based gene therapy in France was stopped in 2002, along with other similar trials, as a result of an illness in one of the patients thought to have been caused by the viral vector. These and other adverse events in the field of gene therapy could result in greater governmental regulation of gene therapies, including our non-viral gene delivery technology, and potential regulatory delays relating to the testing or approval of our product candidates. In addition, the field of gene therapy is under increased scrutiny, which may affect our product development efforts or clinical trials.

        For example, one patient who had undergone treatment with Allovectin-7® for advanced metastatic melanoma died more than two months later in September 1999 of progressive disease and numerous other factors after receiving multiple other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as "probably related" to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient's death.

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

        The commercial success of our product candidates will depend in part on public acceptance of the use of gene therapies for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that gene therapies are unsafe and our gene therapies may not gain the acceptance of the public or the medical community. Negative public reaction to adverse events in our trials or gene therapy in general could result in greater government regulation and stricter labeling requirements of gene therapies, and could cause a decrease in the demand for any products we may develop.

Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

        We may not receive any patents from our current patent applications. Moreover, if patents are issued to us, governmental authorities may not allow claims sufficient to protect our technology and products. Finally, others may challenge or seek to circumvent or invalidate our patents. In that event, the rights granted under our patents may be inadequate to protect our proprietary technology or to provide any commercial advantage. For example:

  •
  Our core gene delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures, and was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office. In April 2002, we filed an appeal, which is still pending, seeking to overturn this initial ruling.

  •
  Our core gene delivery technology is also covered by patent applications filed in Canada and Japan. In Canada, a patent was issued and then withdrawn from issuance and returned to the examiner for further consideration after protests against the issuance of the patent were filed on behalf of an undisclosed party or parties on August 10, 2001, and December 5, 2001. Vical has responded to the protests and is awaiting further action by the examiner.

  •
  We were notified of the grant of a Japanese patent on October 9, 2001, and at least one opposition was filed prior to the end of the formal opposition filing period, July 28, 2002. An initial examination of the patent will be conducted by the Japanese Patent Office to determine whether the Japanese patent should be maintained or revoked.

        Others may have or may receive patents that contain claims applicable to our products. These patents may impede our ability to commercialize our products.

The legal proceedings to obtain and defend patents and litigation of third-party claims of intellectual property infringement could require us to spend money and could impair our operations.

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

        Protecting intellectual property rights can be very expensive. Litigation will be necessary to enforce patents issued to us, to defend any opposition or revocation of those patents, or to determine the scope and validity of third-party proprietary rights. Moreover, if a competitor were to file a patent application claiming technology also invented by us, we would have to participate in an interference proceeding before the United States Patent and Trademark Office or in a foreign counterpart to determine the priority of the invention. We may be drawn into interferences with third parties or may have to provoke interferences ourselves to unblock third-party patent rights to allow us or our licensees to commercialize products based on our technology. Litigation could result in substantial costs and the diversion of management's efforts regardless of the results of the litigation. An unfavorable result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using some technology.

        Our products and processes may infringe, or be found to infringe, on patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses, or stop activities. If relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or may be required to obtain licenses or redesign our products or processes to avoid infringement. A number of genetic sequences or proteins encoded by genetic sequences that we are investigating are, or may become, patented by others. As a result, we may have to obtain licenses to test, use or market these products. Our business will suffer if we are not able to obtain licenses at all or on terms commercially reasonable to us and we may not be able to redesign our products or processes to avoid infringement.

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

        Some of our competitors are established companies with greater financial and other resources than we have. Other companies may succeed in developing products and obtaining FDA approval faster than we do, or in developing products that are more effective than ours. While we will seek to expand our technological capabilities to remain competitive, research and development by others will seek to render our technology or products obsolete or noncompetitive or result in treatments or cures superior to any therapy developed by us. Additionally, even if our product development efforts are successful, and even if the requisite regulatory approvals are obtained, our product may not gain market acceptance among physicians, patients, healthcare payers and the medical communities. If any of our product candidates do not achieve market acceptance, we may lose our investment in that product.

Commercialization of some of our potential products depends on collaborations with others. If our collaborators are not successful or if we are unable to maintain these collaborations or find collaborators in the future, we may not be able to develop these products.

        Our strategy for the research, development and commercialization of some of our product candidates requires us to enter into contractual arrangements with collaborators, licensors, licensees, vendors—some of whom are sole-source vendors—and others. Our success depends upon the performance by these collaborators, licensors, licensees, and vendors of their responsibilities under these arrangements. Some collaborators may not perform their obligations as we expect or we may not derive any revenue from these arrangements.

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

We may suffer a further financial loss in our investment in VGI stock if an impairment which is other than temporary occurs to VGI as a result of its inability to successfully complete its development plans.

        VGI needs to raise substantial cash to complete its development plans, and there can be no assurance that the therapy will work or that the FDA will grant market approval for such a therapy. VGI, which currently has few employees and limited resources, may not be able to successfully commercialize a product even if it receives FDA market approval. If a change were to occur in any of the aforementioned factors or estimates, a further write-down of up to $0.8 million could be required.

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

We may have to continue to incur rent expense on our older manufacturing, research laboratory and office sites in addition to rent expense on our new facility.

        We currently hold three leases at three sites for our older manufacturing, research laboratory and office facilities, in addition to the new facility lease signed in January 2002. Occupancy of the new facility may be delayed by factors beyond our control. The leases on our older facilities do not terminate until 2004. These spaces will become progressively unnecessary during the scheduled phased-in occupancy of our new facility. Until we vacate these spaces, we will not be able to sublease them, and will have to continue incurring the full rent expense on the older facilities in addition to rent expense on our new facility. We may be unable to sublease the sites as we vacate them, and we may not be able to recover the full amounts of rent payments plus amortization of leasehold improvements on any space we may be able to sublease.

We have no marketing or sales experience, and if we are unable to develop our own sales and marketing capability, we may not be successful in commercializing our products.

        We currently do not possess pharmaceutical marketing or sales capabilities. In order to market and sell our proprietary products, we will need to develop a sales force and a marketing group with relevant pharmaceutical experience, or make appropriate arrangements with strategic partners to market and sell these products. Developing a marketing and sales force is expensive and time consuming and could delay any product launch. Our inability to successfully employ qualified marketing and sales personnel or develop other sales and marketing capabilities will harm our business.

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

We are at risk of securities class action litigation due to our stock price volatility.

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

        The approval of two-thirds of our voting stock is required to approve some transactions and to take some stockholder actions, including the calling of a special meeting of stockholders and the amendment of any of the anti-takeover provisions contained in our certificate of incorporation. Further, pursuant to the terms of our stockholder rights plan adopted in March 1995, we have distributed a dividend of one right for each outstanding share of common stock. The exercise of rights under the plan is triggered by the ownership, or tender offer which would result in ownership, of 15 percent or more of our outstanding common stock by a person or affiliated group. These rights would cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our Board of Directors and may have the effect of deterring hostile takeover attempts.

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

        To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $1.3 million lower than the reported fair value of our investments at December 31, 2001, and $1.0 million lower than the reported fair value at September 30, 2002. At September 30, 2002, our unrealized gain on marketable securities was $1.0 million compared with $0.8 million at December 31, 2001.

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

        The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market-risk-sensitive instruments outstanding at September 30, 2002, and December 31, 2001, we believe that there were no material market risk exposures to our financial position, results of operations or cash flows as of such dates.

ITEM 4. CONTROLS AND PROCEDURES

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. "Disclosure controls and procedures" means our controls and other procedures that are designed to ensure that information that is required to be disclosed in our periodic reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these periodic reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in meeting the requirements described in the preceding sentence. In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Our core gene delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures, and was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office. In April 2002, we filed an appeal, which is still pending, seeking to overturn this initial ruling.

        Our core gene delivery technology is also covered by patent applications filed in Canada and Japan. In Canada, a patent was issued and then withdrawn from issuance and returned to the examiner for further consideration after protests against the issuance of the patent were filed on behalf of an undisclosed party or parties on August 10, 2001, and December 5, 2001. Vical has responded to the protests and is awaiting further action by the examiner.

        We were notified of the grant of a Japanese patent on October 9, 2001, and at least one opposition was filed prior to the end of the formal opposition filing period, July 28, 2002. An initial examination of the patent will be conducted by the Japanese Patent Office to determine whether the Japanese patent should be maintained or revoked.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Description of Document
10.29	Employment agreement between the Company and Alain P. Rolland.
99.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Martha J. Demski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K

None

SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

VICAL INCORPORATED
Date: November 14, 2002	By:	/s/ MARTHA J. DEMSKI Martha J. Demski Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant's Principal Financial and Accounting Officer)

CERTIFICATIONS UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT

        I, Vijay B. Samant, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Vical Incorporated;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ VIJAY B. SAMANT Vijay B. Samant President and Chief Executive Officer

CERTIFICATIONS UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT (CONT'D.)

        I, Martha J. Demski, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Vical Incorporated;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ MARTHA J. DEMSKI Martha J. Demski Vice President and Chief Financial Officer

QuickLinks

VICAL INCORPORATED FORM 10-Q TABLE OF CONTENTS
  Part I. Financial Information
  Item 1. Financial Statements
FORWARD-LOOKING STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT
CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT (CONT'D.)