Form 10-Q
period 2003-09-30
VICAL INC
filed 2003-11-14
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at November 13, 2003:  20,091,344

VICAL INCORPORATED

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

VICAL INCORPORATED

BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$20,717,586	$32,608,954
Marketable securities-available-for-sale	69,450,746	76,606,286
Marketable security-restricted	2,355,700	2,298,240
Receivables and other	5,313,398	5,893,491
Total current assets	97,837,430	117,406,971

Investment	—	800,000
Property and Equipment:
Equipment	16,831,218	10,180,279
Leasehold improvements	8,427,042	4,687,877
	25,258,260	14,868,156
Less-accumulated depreciation and amortization	(11,276,237)	(9,925,642)
	13,982,023	4,942,514
Intangible Assets, net	5,897,114	5,642,372
Other Assets	635,414	634,091
	$118,351,981	$129,425,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,692,039	$7,369,546
Current portion of capital lease obligations	3,856,872	1,267,974
Current portion of notes payable	419,048	633,333
Current portion of deferred revenue	1,723,309	1,528,409
Total current liabilities	11,691,268	10,799,262

Long-Term Obligations:
Long-term obligations under capital leases	7,901,530	1,976,920
Notes payable	61,904	340,476
Deferred revenue	131,130	949,315
Deferred lease credits	1,404,688	1,052,726
Total long-term obligations	9,499,252	4,319,437

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value-5,000,000 shares authorized— none outstanding	—	—
Common stock, $0.01 par value-40,000,000 shares authorized— 20,091,344 shares issued and outstanding at September 30, 2003, and December 31, 2002	200,913	200,913
Additional paid-in capital	203,612,999	203,554,007
Accumulated other comprehensive income	1,186,514	887,068
Accumulated deficit	(107,838,965)	(90,334,739)
Total stockholders’ equity	97,161,461	114,307,249
	$118,351,981	$129,425,948

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues:
License/royalty revenue	$525,846	$511,709	$1,533,348	$3,623,800
Contract revenue	4,347,276	2,008,260	4,849,300	2,855,221
	4,873,122	2,519,969	6,382,648	6,479,021

Operating expenses:
Research and development	6,923,351	7,516,377	19,824,802	19,884,527
General and administrative	1,737,565	1,975,675	5,028,448	5,747,147
Write-down of investment	—	4,200,000	482,217	4,200,000
	8,660,916	13,692,052	25,335,467	29,831,674

Loss from operations	(3,787,794)	(11,172,083)	(18,952,819)	(23,352,653)

Other income (expense):
Investment income	344,405	1,030,802	1,703,675	3,107,085
Interest expense	(113,814)	(75,003)	(255,082)	(213,647)
Net loss	$(3,557,203)	$(10,216,284)	$(17,504,226)	$(20,459,215)

Net loss per common share (basic and diluted-Note 3)	$(0.18)	$(0.51)	$(0.87)	$(1.02)

Weighted average shares used in computing net loss per common share (Note 3)	20,091,344	20,082,648	20,091,344	20,074,293

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002

OPERATING ACTIVITIES:
Net loss	$(17,504,226)	$(20,459,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,642,806	2,003,615
Write-down of investment	482,217	4,200,000
Loss on sublease	148,457	—
Compensation expense related to grant of stock options	58,992	15,911
Deferred lease credits	351,962	—
Change in operating assets and liabilities:
Receivables and other	580,093	354,808
Other assets	(1,323)	(332,579)
Accounts payable and accrued expenses	(1,825,964)	1,559,534
Deferred revenue	(623,285)	(940,999)
Net cash used in operating activities	(15,690,271)	(13,598,925)

INVESTING ACTIVITIES:
Sales of marketable securities	106,974,037	69,338,939
Purchases of marketable securities	(99,258,728)	(78,274,999)
Capital expenditures	(1,111,341)	(305,477)
Licensed technology expenditures	(80,000)	—
Patent expenditures	(614,969)	(460,673)
Net cash provided from (used in) investing activities	5,908,999	(9,702,210)

FINANCING ACTIVITIES:
Issuance of common stock, net	—	8,800
Payments on notes payable	(492,857)	(492,858)
Principal payments under capital lease obligations	(1,617,239)	(719,441)
Net cash used in financing activities	(2,110,096)	(1,203,499)

Net decrease in cash and cash equivalents	(11,891,368)	(24,504,634)

Cash and cash equivalents at beginning of period	32,608,954	43,736,068

Cash and cash equivalents at end of period	$20,717,586	$19,231,434

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$305,226	$215,891

Non-Cash Investing and Financing Activities:
Investment accounted for on the cost method, subsequently reclassified to marketable securities available-for-sale, at quoted market value	$317,783	$—

Equipment acquired under capital lease financing	$10,130,747	$1,385,566

See accompanying notes to financial statements.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2002, included in its Form 10-K filed with the Securities and Exchange Commission and the Company’s unaudited financial statements for the three-month periods ended March 31, 2003, and June 30, 2003, included in its Forms 10-Q filed with the Securities and Exchange Commission, or SEC.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net loss, as reported	$(3,557,203)	$(10,216,284)	$(17,504,226)	$(20,459,215)
Add stock-based compensation expense included in reported net loss	23,025	(10,718)	58,992	15,911
Less stock-based compensation expense determined under fair value based method for all awards	(822,988)	(1,049,459)	(2,737,410)	(4,210,742)

Pro forma net loss	$(4,357,166)	$(11,276,461)	$(20,182,644)	$(24,654,046)

Net loss per common share (basic and diluted), as reported	$(0.18)	$(0.51)	$(0.87)	$(1.02)
Pro forma net loss per common share (basic and diluted)	$(0.22)	$(0.56)	$(1.00)	$(1.23)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:  risk-free interest rates of 2.74% and 2.52% for the three-month and nine-month periods ended September 30, 2003, respectively, and 3.3% and 3.95% for the three-month and nine-month periods ended September 30, 2002, respectively. Expected volatility was 81% for the three-month and nine-month periods ended September 30, 2003, and 82% for the same periods in the prior year. An expected option life of four years and a dividend rate of zero were assumed for the periods presented.

3.                                      NET LOSS PER SHARE

Net loss per share (basic and diluted) for the three-month and nine-month periods ended September 30, 2003 and 2002, has been computed using the weighted average number of common shares outstanding during the respective periods. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, as the effect would be antidilutive. The weighted average number of shares so excluded was 2,591,483 and 2,685,725 for the three-month and nine-month periods ended September 30, 2003, respectively. The weighted average number of shares so excluded was 3,004,412 and 2,863,615 for the three-month and nine-month periods ended September 30, 2002, respectively. Options outstanding were 3,431,089 and 3,019,923 at average exercise prices of $14.70 and $16.30 at September 30, 2003 and 2002, respectively.

4.                                      COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income. Accumulated other comprehensive income represents net unrealized gains on marketable securities. For the three-month and nine-month periods ended September 30, 2003, marketable securities consisted of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. Beginning March 31, 2003, marketable securities also included the Company’s investment in common stock of Corautus Genetics Inc., or Corautus. See also Note 5 below. For the three-month periods ended September 30, 2003 and 2002, other comprehensive income was $0.5 million and $0.3 million, respectively, and total comprehensive losses were $3.1 million and $9.9 million, respectively. For the nine-month periods ended September 30, 2003 and 2002, other comprehensive income was $0.3 million and $0.2 million, respectively, and total comprehensive losses were $17.2 million and $20.3 million, respectively.

5.                                      INVESTMENT IN CORAUTUS GENETICS INC.

In February 2000, the Company received shares of preferred stock in Vascular Genetics Inc., or VGI, a privately held company, in exchange for a license to Vical technology. The shares were recorded as an investment on the balance sheet at an estimated fair value of $5.0 million. In September 2002, the Company wrote down the investment in VGI to $0.8 million based on objective values established as a result of a proposed merger between VGI and GenStar Therapeutics Corporation, or GenStar, a public company listed on the American Stock Exchange, or AMEX. The VGI shares continued to be reflected as an investment on the balance sheet at December 31, 2002.

In February 2003, the merger closed, resulting in the creation of a new entity, Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on the AMEX. The Company is restricted in the number of Corautus shares it can sell over a period of time. The value of the Company’s Corautus shares, as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million. Based on this market information, on March 31, 2003, the Company wrote down its investment to $0.3 million and reclassified the investment as an available-for-sale security. The market value of the Company’s investment in Corautus at September 30, 2003, was approximately $1.2 million.

6.                                      LEASED FACILITY; LEASE LINE

The Company currently holds three leases, which terminate in late 2004, at three sites for manufacturing, research and office space. In March 2003, the Company relocated most of its employees to a new facility. In March 2003, the Company subleased to a third party all of the vacated research space. In May 2003 and September 2003, the Company subleased portions of the vacated office space. The Company adjusted its accrual for estimated loss on the leases after each sublease transaction.

The Company has a lease line with its primary lender to provide up to $10.8 million of financing with drawdowns through November 30, 2003. This lease line includes approximately $8.0 million of credit for tenant improvements and equipment for the new facility. At September 30, 2003, the Company had used $10.4 million of this lease line. The Company intends to pursue additional lease financing of up to $10.0 million for tenant improvements and equipment. In the event the Company is unable to obtain this additional financing, it will be required to use its existing cash resources to finance these purchases.

7.                                      RECENT CONTRACT ACTIVITIES

In July 2003, the Company was awarded a three-year, $5.7 million Phase II Small Business Innovation Research, or SBIR, grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The grant will partially fund the development of the Company’s DNA vaccine against anthrax.

In February 1998, the Company entered into an exclusive license and option agreement allowing Centocor, Inc., a company subsequently acquired by Johnson & Johnson, to use Vical’s DNA delivery technology to develop and commercialize certain DNA vaccines for the potential treatment of some types of cancer. During the third quarter of 2003, Centocor provided the Company with notice of termination of the agreement effective in February 2004, at which time all rights granted to Centocor under the agreement will revert to the Company.

8.                                      CONTINGENCIES

On July 29, 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against the Company in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991, as well as fees related to the Company’s sublicense of certain inventions jointly owned by the Company and the WARF, the amount of which is unspecified in the WARF’s complaint. The Company intends to vigorously defend the suit and has counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. Based on the information presently available, the Company does not believe the WARF’s claims are material to its business.

Vical’s core DNA delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures. This patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. In April 2002, the Company filed an appeal, which is still pending, seeking to overturn this initial ruling. The Company intends to vigorously defend its patent position in the European opposition proceedings. If the Company is not successful in the appeal and opposition proceedings, it may lose part or all of its proprietary protection on its product candidates in Europe. However, the Company may also use additional issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

The Company’s core DNA delivery technology is also covered by a Canadian patent that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. The Company has responded to the protests and is continuing prosecution of the application in the Canadian Patent Office.

In addition, the Company’s core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. The Company filed a rebuttal response to the revocation. Based on the Company’s arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. The Company also has received notice that four Trial for Invalidation, or TFI, requests against this patent were filed in the JPO by two companies. The Company intends to file responses to the TFI requests on or before the December 2003 deadlines.

The Company has licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002. The Company has received notice from the

EPO that one company filed an opposition in December 2002 alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible in February 2003. The Company has submitted a rebuttal response to the opposition.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it, except as noted above, and none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

9.                                      RELATED-PARTY TRANSACTIONS

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is also the Director of Strategic Planning at the NIH Dale and Betty Bumpers Vaccine Research Center, or VRC. For the period from November 2000 to March 2003, the VRC had contracted with Vical for approximately $1.8 million for the production of Human Immunodeficiency Virus, or HIV, clinical trial supplies. In April 2003, the Company and the VRC entered into a no-cost extension of the contract to June 2006. Cumulatively through September 30, 2003, the Company had recognized $1.8 million of revenue under this agreement, including $0.0 million for the three-month and nine-month periods ended September 30, 2003, and $0.4 million and $0.5 million for the three-month and nine-month periods ended September 30, 2002, respectively.

Additionally, for varying periods between February 2001 and February 2003, the VRC contracted Vical to provide regulatory support services for approximately $0.9 million. Cumulatively through September 30, 2003, the Company had recognized $0.7 million of revenue under this agreement, including $0.1 million and $0.3 million for the nine-month periods ended September 30, 2003 and 2002, respectively.

In July 2002, the Company entered into an agreement with the VRC to provide certain regulatory and manufacturing services to the VRC related to the research and development of DNA vaccines against the Ebola virus. This agreement was modified in 2003 to include additional DNA vaccines against HIV, West Nile Virus and severe acute respiratory syndrome, or SARS. Cumulatively through September 30, 2003, the Company had recognized $2.8 million of revenues under this agreement, including approximately $1.8 million for the three-month and nine-month periods ended September 30, 2003, and $1.0 million for the three-month and nine-month periods ended September 30, 2002.

In May 2003, the Company announced a contract to manufacture bulk DNA vaccines for the VRC. In support of this contract, the VRC has agreed to finance the purchase of a 500-liter fermenter and related purification equipment in the Company’s new manufacturing facility. Under this agreement, the Company is guaranteed minimum annual production orders beginning in 2004, subject to annual extension of the agreement. No revenue is expected to be recognized under this agreement in 2003.

Through June 30, 2003, Dr. Douglas was on the Board of Directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity. Vijay B. Samant, President and CEO of the Company, serves on the Project Management Subcommittee of the IAVI. In 2002, the Company signed an agreement with the IAVI to provide clinical trial supplies. As of September 30, 2003, the IAVI had issued purchase orders under this agreement totaling approximately $1.1 million. Revenue recognized under this agreement for the three-month and nine-month periods ended September 30, 2003, was $0.7 million and $0.9 million, respectively. For the three-month and nine-month periods ended September 30, 2002, revenue recognized under this agreement was $0.0 million and $0.2 million, respectively.

The above related-party agreements were approved by a majority or more of the disinterested members of the Company’s Board of Directors.

10.                               SHELF REGISTRATION STATEMENT

In August 2003, the Company filed a shelf registration statement with the SEC, which upon being declared effective by the SEC, would allow the Company to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing the Company’s business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

11.                               STOCK INCENTIVE PLAN

The Company has a stock incentive plan, under which 5,200,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company.

12.                               SUBSEQUENT EVENTS

In October 2003, the VRC formally notified the Company of its intention to place potentially material production orders under the bulk DNA vaccine manufacturing agreement, using the equipment being financed by the VRC, beginning in mid-2004. The terms of the agreement have a non-performance clause that could materially affect the Company’s financial results, favorably or unfavorably depending on the non-performing party, in the period(s) affected.

In October 2003, the Company granted a non-exclusive license for Canada to Aqua Health Ltd. of Canada, an affiliate of the Swiss-based company Novartis Animal Health Inc., for use of Vical's patented gene delivery technology in a vaccine against an undisclosed target.  Aqua Health Ltd. is investigating a vaccine based on Vical's DNA technology to combat diseases that affect both wild and farm-raised fish.

In October 2003, the Company obtained an option to secure exclusive commercialization rights for a West Nile Virus vaccine being developed in collaboration with the VRC under a Cooperative Research and Development Agreement.

In October 2003, the Company entered into an agreement with Genetronics Biomedical Corporation giving the Company an option to a worldwide exclusive license to use Genetronics’ proprietary electroporation technology in combination with Vical's DNA delivery technology for undisclosed targets.

Also in October 2003, the Company secured an exclusive license from the Ohio State University to allow use of proprietary technology in the Company's anthrax vaccine.

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

You should read and interpret any forward-looking statements together with the following documents:

•                                          The risk factors contained in this report under the caption “Additional Business Risks,”

•                                          Our Annual Report on Form 10-K for the year ended December 31, 2002, and

•                                          Our other filings with the SEC.

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

For opportunities outside these areas, we plan to continue leveraging our patented technology through licensing and collaborations. In addition, we plan to use our expertise, infrastructure, and financial strength to explore in-licensing or acquisition opportunities. The table below summarizes our independent, collaborative and out-licensed product development programs.

Product Area	Project Target and Indication(s)	Development Status (1)	Development Rights

INFECTIOUS DISEASES
Infectious disease vaccines	Plasmodium falciparum (malaria)	Phase I/II	Vical
	Cytomegalovirus	Preclinical	Vical
	Bacillus anthracis (anthrax)	Preclinical	Vical
	Ebola	Preclinical	Vical/NIH
	West Nile Virus	Research	Vical/NIH
	HIV – preventive	Phase I	Merck & Co., Inc.
	HIV – therapeutic	Phase I	Merck & Co., Inc.
	Hepatitis B virus – preventive	Research	Merck & Co., Inc.
	Hepatitis B virus – therapeutic	Research	Merck & Co., Inc.
	Hepatitis C virus – preventive	Research	Merck & Co., Inc.

CANCER
Immunotherapeutic vaccine	High-dose Allovectin-7® for metastatic melanoma	Phase II	Vical
Tumor-associated antigen	Unspecified cancer(2)	Research	Aventis Pasteur
therapeutic vaccines	Unspecified cancer(2)	Research	Merck & Co., Inc.

CARDIOVASCULAR
Angiogenic growth factors	VEGF-2	Phase II	Corautus
	FGF-1	Phase II	Gencell SA, a subsidiary of Aventis Pharma SA

VETERINARY
Preventive vaccines	Various undisclosed(2)	Research-Clinical	Merial
	Undisclosed(2)	Clinical	Aqua Health Ltd.

(1)          “Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug application. “Phase I” clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug. “Phase II” clinical trials are conducted in order to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase I/II” clinical trial. For non-human indications, “Clinical” indicates testing in the target species.

(2)          Pursuant to our collaborative agreements, we are bound by confidentiality obligations to our collaborators that prevent us from publicly disclosing these targets and indications unless such information has been made generally available to the public. Additionally, some project targets and indications cannot currently be disclosed because they have not yet been selected by our collaborators.

Recent Events

Allovectin-7®

Allovectin-7® is a DNA plasmid/lipid complex containing the DNA sequences encoding HLA-B7 and β2 microglobulin, which together form a Major Histocompatibility Complex, or MHC, Class I antigen. This type of antigen can trigger a potent immune response against foreign tissues, such as that seen in organ transplant rejections. Allovectin-7® is injected directly into tumors, and is designed to make malignant cells more visible to the immune system. The treatment may trigger an immune response against tumor cells, both locally and systemically, by enabling the immune system to recognize other features of tumor cells.

In February 2001, we initiated a Phase II clinical trial evaluating a dose of Allovectin-7® of 2,000 micrograms, or 2 mg., a 200-fold increase compared with our two prior registration trials. The trial also allows for the injection of a total dose of 2 mg. into as many as five tumor lesions. The higher dose, with or without multiple tumor injections, may provide a relevant increase in objective response rate, duration of response, and/or survival.

A total of 133 patients were enrolled in this trial, including six patients in an initial dose-escalation cohort and 127 patients in the high-dose cohort. We presented unaudited data from interim analyses performed in early March 2003 with respect to the first 91 patients in the high-dose cohort at the May 2003 American Society of Clinical Oncology, or ASCO, meeting, including:

•                                          Twelve of the first 91 high-dose patients, or 13 percent, had objective responses; this compares favorably with recently published response rates of 10 percent to 12 percent for dacarbazine in metastatic melanoma;

•                                          Two of the 12 responders had complete responses, and 10 had partial responses; and

•                                          One patient, or 1.1 percent, reported a drug-related Grade 3 adverse event associated with Allovectin-7®.

Based on unaudited data collected in early July 2003 on the same 91 patients:

•                                          Estimated median duration of response was at least 6.4 months, with seven of the 12 responders still progression-free; and

•                                          All 12 of the responders were still alive.

Data from this and our low-dose Phase II trial suggest that Allovectin-7® may offer a well-tolerated alternative for patients with Stage III or IV melanoma, who have few other treatment options. We intend to review key clinical data from the full 127-patient high-dose cohort with the U.S. Food and Drug Administration, or FDA, in the first half of 2004, and evaluate the potential for the high-dose trial to support accelerated marketing approval of Allovectin-7®.

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

The Institute of Medicine, or IOM, of the National Academy of Sciences estimated the cost of treating the consequences of CMV infection in the United States at more than $4 billion per year in a 1999 report, and placed a CMV vaccine in its first priority category on the basis of cost-effectiveness. Our initial focus on the transplantation indication should allow proof of concept that could then lead to the opportunity to develop a CMV vaccine for other high-risk groups such as immunocompromised individuals and women of reproductive age.

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

The initial clinical development plan includes vaccination of both donors and recipients in hematopoietic cell transplants.

Anthrax

In March 2003, we announced our second independent infectious disease DNA vaccine development program, an anthrax DNA vaccine. Results with multiple formulations of the vaccine in mouse and rabbit immunogenicity and challenge models were presented at the American Society for Microbiology meeting, “Future Directions for Biodefense Research:  Development of Countermeasures,” in March 2003, and have been encouraging. We have now completed preclinical safety studies in rabbits, in which the rabbits achieved similar levels of immune response to those achieved in our initial rabbit study. We expect to begin a safety and immunogenicity study in human subjects within the next few months.

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

We believe that the FDA would review this vaccine based on its “Animal Rule,” which allows demonstration of effectiveness in two animal species in addition to safety in humans, and that development costs using this regulatory pathway should be moderate compared with conventional clinical trials.

In July 2003, we were awarded a three-year, $5.7 million Phase II SBIR grant from the NIAID. The grant will partially fund the development of our DNA vaccine against anthrax.

At several scientific conferences during the third quarter of 2003, we presented preclinical data from our anthrax vaccine program, including rabbit data which demonstrated protection against an aerosolized spore inhalation challenge at 7.5 months post-vaccination.

In October 2003, we secured an exclusive license from the Ohio State University to allow use of proprietary technology in our anthrax vaccine.

Our continued development of the anthrax program is dependent on the continued availability of government funding.

NIH Vaccine Research Center

We continue to manufacture HIV, Ebola and West Nile Virus DNA vaccines for the VRC in our existing manufacturing facility under a contract awarded in July 2002 and amended most recently in July 2003. In October 2003, we received an order for clinical-grade supplies of an investigational DNA vaccine against the SARS virus for development planned by the VRC.

In May 2003, we announced a separate contract to manufacture bulk DNA vaccines for the VRC. In support of this contract, the VRC has agreed to finance the purchase of a 500-liter fermenter and related purification equipment in our new manufacturing facility. Under this agreement, we are guaranteed minimum annual production orders beginning in 2004, subject to annual extension of the agreement. In October 2003, the VRC formally notified us of its intention to place production orders under the bulk DNA vaccine manufacturing agreement, using the equipment being financed by the VRC, beginning in mid-2004. Under Federal Acquisition Regulations, the government has the right to terminate this agreement for convenience.

These contracts are issued and managed on behalf of the VRC by SAIC Frederick, Inc. under the umbrella of a federally funded prime contract with the NIH.

In October 2003, we obtained an option to secure exclusive commercialization rights for a West Nile Virus vaccine being developed in collaboration with the VRC under a Cooperative Research and Development Agreement.

Other Recent Events

Also in October 2003, we entered into an agreement with Genetronics Biomedical Corporation giving us an option to a worldwide exclusive license to use Genetronics’ proprietary electroporation technology in combination with our DNA delivery technology for undisclosed targets.

In August 2003, we filed a shelf registration statement with the SEC, which upon being declared effective by the SEC, would allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing our business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

Merck & Co., Inc. In May 1991, we entered into a research collaboration and license agreement with Merck to develop and commercialize vaccines utilizing our DNA delivery technology to prevent infection and disease in humans. In connection with the agreement, we granted Merck a worldwide exclusive license to preventive vaccines using our technology against certain human infectious disease pathogens. In addition, Merck has rights to therapeutic uses of preventive vaccines developed under the agreement. In December 1995 and November 1997, Merck acquired additional rights from us to develop and commercialize certain therapeutic vaccines.

In August 2003, under an amendment to the research collaboration and license agreement, Merck obtained an option license for rights to use our patented non-viral gene delivery technology for three cancer targets. Exercise of the option license for each cancer target would result in an option license fee payment to us, and further development may lead to milestone and royalty payments to us. In addition, we have expanded our infectious disease portfolio by re-acquiring the rights to apply our core vaccine technology for influenza, herpes simplex virus, and human papilloma virus, previously licensed to Merck. Merck will retain rights to use the technology for HIV, hepatitis C virus, and hepatitis B virus.

Centocor, Inc. In February 1998, we entered into an exclusive license and option agreement allowing Centocor, Inc., a company subsequently acquired by Johnson & Johnson, to use our DNA delivery technology to develop and commercialize certain DNA vaccines for the potential treatment of some types of cancer. During the third quarter of 2003, Centocor provided us with notice of termination of the agreement effective in February 2004, at which time all rights granted to Centocor under the agreement will revert to us.

Aqua Health Ltd. In October 2003, we granted a non-exclusive license for Canada to Aqua Health Ltd. of Canada, an affiliate of the Swiss-based company Novartis Animal Health Inc., for use of our patented gene delivery technology in a vaccine against an undisclosed target. Aqua Health Ltd. is investigating a vaccine based on our DNA technology to combat diseases that affect both wild and farm-raised fish.

Patents. During 2003, we announced the issuance of five European patents and one U.S. patent related to our core DNA delivery technology, enhancements of that technology, and applications of that technology.

European Patent EP0737750, entitled “Expression of Exogenous Polynucleotide Sequences in a Vertebrate,” is part of a family of patents based on our discovery that tissues can take up polynucleotides, such as DNA or RNA, without the use of viral delivery vehicles, and subsequently express the proteins encoded by the polynucleotides. The new patent claims medicinal compositions which contain cationic lipids and polynucleotides and which elicit an immune response against the proteins encoded by the polynucleotides. The new patent covers a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others.

European Patent EP1032428, “Treatment of Cancer Using Cytokine-Expressing Polynucleotides and Compositions Therefor,” broadly claims gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells.

European Patent EP0795015, “Plasmids Suitable for IL-2 Expression,” specifically claims the composition, manufacture and application of gene-based cancer treatments delivering the cytokine interleukin-2.

European Patents EP0742820, “Production of Pharmaceutical-Grade Plasmid DNA,” and EP0802975, “Process for Reducing RNA Concentration in a Mixture of Biological Material Using Diatomaceous Earth,” claim specific processes developed by us for the manufacture and purification of DNA.

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

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Changes to the cost estimates are charged to expense in the period that the facts giving rise to the revisions become known.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we may need to make a change in our estimated accrual, which could also affect our results of operations and cash flow.

Revenue Recognition

We earn revenue from licensing our proprietary technology and by performing services under research and development contracts and grants, and service contracts. In general, revenue is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, services have been rendered, the price is fixed or determined, and collection is reasonably assured. Any initial license or option payment received under an agreement under which we also provide research and development services is recognized as revenue over the term of the research and development period. Payments for options on a license to our technology are recognized as revenue over the option period. Fees paid to extend an option are recognized as revenue over the option extension period. Upfront license payments are recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as the milestones are achieved and collection of payment is reasonably assured.

Revenue under research and development contracts and grants, and manufacturing and regulatory service contracts, except for fixed-price contracts, is recognized as the services are performed, provided that all of the revenue recognition criteria noted above have been met. We do not recognize revenue on contract change orders until the service is performed and we have a signed modification for additional funding for the contract. Prior to that time, any costs incurred for change orders on contracts are deferred if it is highly probable that we will receive a signed modification, or if we have received a signed modification, increasing the funding under the contract which will allow us to recover the costs incurred. Otherwise, the costs are expensed as incurred. Once the signed modification for additional funding is received, the deferred costs and any related revenue are both recognized. Advance payments received in excess of amounts earned are classified as deferred revenue.

We also have entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Generally, under these contracts, revenue is recognized when the product is shipped. At that time, the revenue is recognized and any deferred manufacturing costs are recognized as expense.

Recent Accounting Pronouncements

In October 2002, the FASB revised the approach for Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting under arrangements where a company will perform multiple revenue generating activities. EITF Issue No. 00-21 provides guidance on when and how an arrangement should be divided into a separate unit of accounting, and when and how much revenue can be recognized on the different units delivered in particular to license, research and development and contract manufacturing agreements often entered into by companies in the biotechnology industry. We anticipate entering into fixed price manufacturing contracts which we believe would qualify for multiple element accounting under EITF Issue No. 00-21. In certain cases, this might allow us to recognize a portion of the revenue before all of the multiple elements are delivered. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on our financial position or results of operations for the periods ended September 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This statement amends SFAS No. 123 by providing alternative methods for transition to companies who voluntarily change to the fair value method of accounting for stock options. Additionally, the statement requires expanded and more prominent disclosure in both annual and interim financial statements of the method used to account for stock options and the effect of the method used on reported results. We have provided the required disclosure in Note 2 of the Notes to Financial Statements.

Results of Operations

Revenues were $4.9 million and $6.4 million for the three months and nine months ended September 30, 2003, respectively. License/royalty revenue for the three months and nine months ended September 30, 2003, of $0.5 million and $1.5 million, respectively, represented recognition of deferred license fees from Corautus and royalty revenue. Contract revenue of $4.3 million for the three months ended September 30, 2003, was from the NIH, the IAVI, and the VRC, and included $1.9 million of grant revenue for an anthrax SBIR grant. Contract revenue of $4.8 million for the nine months ended September 30, 2003, also included revenue from the Office of Naval Research, or ONR.

Revenues were $2.5 million for the three months ended September 30, 2002, and $6.5 million for the nine months ended September 30, 2002. License/royalty revenue of $0.5 million for the three months ended September 30, 2002, represented recognition of deferred license fees primarily from VGI, now Corautus, and royalty revenue. License/royalty revenue of $3.6 million for the nine months ended September 30, 2002, consisted of recognition of license payments from Merial and Centocor, recognition of deferred license fees primarily from Merial and VGI, and royalty revenue. Contract revenue for the three-month and nine-month periods ended September 30, 2002, of $2.0 million and $2.9 million, respectively, included revenues from the NIH, the VRC and the ONR. Contract revenue for the nine-month period ended September 30, 2002, also included revenue from the IAVI.

Our total operating expenses for the three months ended September 30, 2003, were $8.7 million compared with $13.7 million for the same period in the prior year. Our total operating expenses for the nine months ended September 30, 2003, were $25.3 million compared with $29.8 million for the same period in the prior year. Operating expenses for the nine months ended September 30, 2003, included a $0.5 million write-down of investment, and operating expenses for the three-month and nine-month periods ended September 30, 2002, included a $4.2 million write-down of investment, as more fully explained below.

Research and development expenses decreased to $6.9 million for the three months ended September 30, 2003, from $7.5 million for the same period in 2002 due to lower clinical trial expenses related to the conclusion of cancer product trials and lower personnel-related costs. This decrease in expenses was partially offset by higher facilities and intellectual property-related costs. Research and development expenses decreased to $19.8 million for the nine months ended September 30, 2003, from $19.9 million for the same period in 2002. This decrease in research and development expenses for the nine months ended September 30, 2003, was due to lower clinical trial costs and the deferral of certain contract manufacturing costs until the related revenue is recognized, largely offset by higher facilities costs and personnel-related costs. We expect research and development expenses to increase for the full year 2003 compared with 2002 as a result of our relocation to a new facility, expansion of our preclinical programs to broaden our future pipeline, and recognition of certain deferred manufacturing costs when the related revenue is recognized in the fourth quarter of 2003.

General and administrative expenses were $1.7 million for the three months ended September 30, 2003, and $2.0 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, general and administrative expenses were $5.0 million, compared with $5.7 million for the same period in the prior year. The decrease in general and administrative expenses for the three months ended September 30, 2003, compared with the same period in the prior year, was due to lower professional fees and lower personnel-related costs. For the nine months ended September 30, 2003, the decrease in general and administrative expenses, compared with the same period in the prior year, was due to lower personnel-related costs, including lower incentive-based compensation expense, and lower professional fees.

Operating expenses for the three-month and nine-month periods ended September 30, 2002, included a $4.2 million write-down of investment. In February 2000, we received shares of preferred stock in VGI in exchange for a license to our technology. The shares were recorded as an investment on the balance sheet at an estimated fair value of $5.0 million. In September 2002, we wrote down the investment in VGI to $0.8 million based on objective values established as a result of a proposed merger between VGI and GenStar, a public company listed on the AMEX. The VGI shares continued to be reflected as an investment on the balance sheet at December 31, 2002. Operating expenses for the nine months ended September 30, 2003, also included a write-down of investment of $0.5 million in March 2003. In February 2003, GenStar and VGI completed their merger and created a new entity, Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on the AMEX. The value of our Corautus shares as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million compared with our recorded value of $0.8 million. Based on this market information, we wrote down our investment to $0.3 million in March 2003. The market value of our investment in Corautus at September 30, 2003, was approximately $1.2 million.

Investment income for the three-month period ended September 30, 2003, was $0.3 million and included realized losses on sales of investments of $0.1 million. Investment income for the three months ended September 30, 2002, was $1.0 million and included realized gains on sales of investments of $0.1 million. Investment income for the nine-month period ended September 30, 2003, was $1.7 million and included realized gains on investments of $0.2 million. Investment income for the nine months ended September 30, 2002, was $3.1 million and included realized gains on sales of investments of $0.1 million. The decrease in investment income in the three-month and nine-month periods ended September 30, 2003, compared with the corresponding periods in 2002, was due to lower rates of return and lower investment balances. Some of our investments are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields and interest income are expected to be lower in the full year 2003 than in 2002.

Our net loss was $3.6 million, or $0.18 per common share, for the three months ended September 30, 2003, compared with a net loss of $10.2 million, or $0.51 per common share, for the same period in the prior year. Our net loss was $17.5 million, or $0.87 per common share, for the nine months ended September 30, 2003, compared with a net loss of $20.5 million, or $1.02 per common share, for the same period in the prior year. We expect to incur losses throughout the remainder of 2003 and we expect our net loss for the year ending December 31, 2003, to be between $24 million and $28 million.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, four public offerings of common stock, and revenues from collaborative agreements. Cash, cash equivalents and marketable securities totaled approximately $92.5 million at September 30, 2003, compared with $111.5 million at

December 31, 2002. In August 2003, we filed a shelf registration statement with the SEC, which upon being declared effective by the SEC, would allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing our business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

Cash used in operating activities increased to $15.7 million for the nine months ended September 30, 2003, compared with $13.6 million for the same period in 2002. The increase in cash used in operating activities for the nine months ended September 30, 2003, compared with same period in the prior year is due to cash payments resulting in a decrease in the outstanding balance of accounts payable, and an increase in deferred contract costs, which more than offset the positive cash flow impact of prepayments received on manufacturing contracts. Net loss after deducting noncash charges for depreciation and amortization, write-down of investments, loss on subleases and deferred lease credits, was slightly lower for the nine months ended September 30, 2003, than for the same period in 2002. Cash used to acquire other assets was lower in the nine months ended September 30, 2003, than in the corresponding period in 2002 because of the rent deposit we paid on our new facility in 2002. Net loss for the nine month periods ended September 30, 2003 and 2002, also included noncash write-downs of our investment in VGI, now Corautus, as more fully explained under “Results of Operations” above.

Cash provided from investing activities was $5.9 million for the nine months ended September 30, 2003, compared with cash used in investing activities of $9.7 million for the same period in 2002. In 2003, our net sales and purchases of marketable securities yielded $7.7 million of cash. In 2002, we purchased a net amount of marketable securities of $9.0 million. Capital expenditures for the nine months ended September 30, 2003, increased from the same period in the prior year, and are expected to be higher for the full year as we make additional capital purchases for, and improvements to, our new facility. Additionally, spending for licensed technology and patents increased from the same period in the prior year.

Cash used in financing activities for the nine months ended September 30, 2003, was $2.1 million compared with cash used in financing activities of $1.2 million for the same period in 2002. Reimbursements under our capital lease line provided $10.1 million of cash for the nine months ended September 30, 2003. Payments on capital lease obligations for the nine months ended September 30, 2003, increased by $0.9 million, compared with the same period in 2002, due to greater capital lease obligations.

In November 2002, we entered into a new lease line with our primary lender to provide up to $10.8 million of financing, including approximately $8.0 million of credit for tenant improvements and equipment for our new facility, with drawdowns through November 30, 2003. At September 30, 2003, we had used $10.4 million of this lease line. We intend to pursue additional lease financing of up to $10.0 million for tenant improvements and equipment. In the event we are unable to obtain this additional financing, we will be required to use our existing cash resources to finance these purchases.

In March 2003, we subleased to a third party all of the vacated research space in our older facilities. In May 2003 and September 2003, we subleased a portion of our vacated office space in those facilities. We adjusted our accrual for estimated loss on our leases after each sublease transaction. If we were unable to sublease the remaining vacated office space, the effect on our results of operations or cash flow would not be material.

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

We do not utilize “special purpose entities” for any transactions. Our most significant “off balance sheet”

obligations, which are for operating leases, are disclosed in Note 8 of the Notes to Financial Statements included in our Form 10-K for the year ended December 31, 2002.  We also have commitments under purchase orders and contracts for research and development.

Additional Business Risks

You should carefully consider the risks described below, together with all of the other information included in this report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

None of our products has been approved for sale, and we have only one product candidate in Phase II clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

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

For example, in 2002 we announced that the efficacy data from our low-dose Phase III registration trial with Allovectin-7® in patients with metastatic melanoma would not support a registration submission with the FDA. We also announced in 2002 that further independent development of Allovectin-7® for head and neck cancer, and of Leuvectin® for kidney cancer and prostate cancer, was not justified in light of our other priorities. As a result, our only product candidate currently in clinical trials is high-dose Allovectin-7® for metastatic melanoma, which is currently in Phase II clinical trials.

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

Our revenues partially depend on the development and commercialization of products by others to whom we have licensed our technology. If our collaborators or licensees are not successful or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements.

We have licensed our technology to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the performance by these collaborators and licensees of their responsibilities under these arrangements. Some collaborators or licensees may not succeed in their product development efforts or devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements.

Our collaborators and licensees may breach or terminate their agreements with us, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development and commercialization of products using our technology.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold or received approval to sell any products. We do not expect to sell any products for the next several years. Our net losses were approximately $27.9 million, $9.2 million and $8.5 million for 2002, 2001 and 2000, respectively. As of September 30, 2003, we have incurred cumulative net losses totaling approximately $107.8 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For 2003, we have forecast a net loss of between $24 million and $28 million. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. For example, in August 2003, we filed a shelf registration statement with the SEC seeking to register an aggregate of up to $50 million of common stock or preferred stock. However, we may not be able to raise additional funds on favorable terms, or at all. If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

•                                          The progress of our research and development programs,

•                                          The scope and results of our preclinical studies and clinical trials, and

•                                          The time and costs involved in:  obtaining necessary regulatory approvals; filing, prosecuting and enforcing patent claims; scaling up our manufacturing capabilities; and the commercial arrangements we may establish.

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

We understand that both the FDA and the NIH are considering rules and regulations that would require public disclosure of commercial development data that is presently confidential. This potential disclosure of commercial confidential information, if implemented, may result in loss of advantage of competitive secrets.

A rule published in 2002 by the FDA, known commonly as the “Animal Rule,” attempts to establish requirements for demonstrating effectiveness of drugs and biological products in settings where human clinical trials for efficacy are not feasible or ethical. The rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in up to two appropriate species of animal. We believe that with appropriate guidance from the FDA, we may seek and gain market approval under the Animal Rule for DNA-based products designed to treat or prevent a disease for which clinical efficacy trials in humans are neither feasible nor ethical, such as our DNA vaccine for anthrax. At the moment, however, we cannot guarantee that the Animal Rule will be applied to any of our products, or if applied, that its application would result in expedited development time or regulatory review.

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

As another example, we may administer our investigational CMV vaccine to patients who are at risk of CMV reactivation. Likewise, our investigational anthrax vaccine may eventually be administered to patients who have been exposed to anthrax. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal.

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

As of September 1, 2003, we had 21 patents issued in the U.S., seven patents issued in Europe, one of which was revoked and is under appeal, and two patents issued in Japan, one of which was opposed and maintained in amended form after opposition. We also had two patents issued in the U.S. directed to vaccines for Lyme disease for which we were a co-assignee with Aventis Pasteur, successor to Pasteur Mérieux Sérums & Vaccins, the named assignee, and the University of Texas. We also had 15 patents issued in foreign countries related to influenza vaccines for which we were a co-assignee with Merck & Co., Inc., and one patent issued in a foreign country related to vaccines against Lyme disease for which we were a co-assignee with Aventis Pasteur and the University of Texas. In addition, we had 26 pending patent applications in the U.S. and 41 pending patent applications in foreign venues for which we were the sole assignee. Finally, we had four patent applications pending in the U.S. and 17 patent applications pending in foreign venues related to influenza vaccines for which we were a co-assignee with Merck, as well as five patent applications pending in foreign venues related to applications directed to vaccines against Lyme disease for which we were a co-assignee with Aventis Pasteur and the University of Texas.

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

Once issued, we maintain our patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

For example, our core DNA delivery technology is covered by a patent that has been issued and revoked as a result of an opposition in Europe. We are currently appealing the European revocation, responding to requests for TFIs in Japan, and continuing prosecution in Canada, but if our actions do not succeed, we may lose all or part of our proprietary protection on our product candidates in these countries or regions.

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

We are currently engaged in several legal proceedings involving our intellectual property rights. Our core DNA delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures. This patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the EPO. In April 2002, we filed an appeal, which is still pending, seeking to overturn this initial ruling. Our core DNA delivery technology is also covered by a Canadian patent that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. We have responded to the protests and are continuing prosecution of the application in the Canadian Patent Office.

In addition, our core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the JPO on formal and substantive grounds. We filed a rebuttal response to the revocation. Based on our arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. We have also received notice that four TFI requests against this patent were filed in the JPO by two companies. We intend to file responses to the TFI requests on or before the deadlines for each response.

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002. We have received notice from the EPO that one company filed an opposition in December 2002 alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible in February 2003. We have submitted a rebuttal response to the opposition.

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

Some of our potential products are designed to be injected directly into malignant tumors. There are medical risks inherent in direct tumor injections. For example, in clinical trials of Allovectin-7®, attending physicians have punctured patients’ lungs in less than one percent of procedures, requiring hospitalization. In addition, a physician administering Allovectin-7® in an investigator-sponsored clinical trial inadvertently damaged tissue near the heart of a patient, which may have precipitated the patient’s death. These events are reported as adverse events in our clinical trials. These risks may adversely impact market acceptance of some of our product candidates.

If we lose our key personnel or are unable to attract and retain additional personnel, we may not be able to pursue collaborations or develop our own products.

We are highly dependent on our principal scientific, manufacturing, clinical, regulatory and management personnel, including Vijay B. Samant, our President and Chief Executive Officer, and David C. Kaslow, our Chief

Scientific Officer. The loss of the services of these individuals might significantly delay or prevent the achievement of our objectives. We do not maintain “key person” life insurance on any of our personnel. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. To pursue our product development plans, we may need to hire additional management personnel and additional scientific personnel to perform research and development, as well as personnel with expertise in clinical trials, government regulation and manufacturing. We have not had any problem attracting and retaining key personnel and qualified staff in the recent past. Also, to our knowledge, no key personnel or qualified staff plans to retire or leave us in the near future. However, due to the reasons noted above, we may not be successful in hiring or retaining qualified personnel.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or GMP, regulations. Our experience in manufacturing our product candidates and the products of others has been limited to production of research and clinical trial supplies under less rigorous clinical GMP, or cGMP regulations. We may not be able to comply with the GMP regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. In addition, we must complete the installation and validation of a large-scale fermenter and related purification equipment in order to produce the quantities of product expected to be required under certain contract manufacturing agreements or for commercial purposes. We do not have any experience in manufacturing at this scale. Noncompliance with the GMP regulations, the inability to complete the installation or validation of our large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing arrangements.

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

Our ability to earn sufficient returns on our products will depend in part on how much, if any, reimbursement for our products and related treatments will be available from:

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and minor amounts of low-level radioactive compounds. Our hazardous materials include certain compressed gasses, flammable liquids, acids and bases, and other toxic compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We have insurance that covers our use of hazardous materials with the following coverage limits:  up to $25,000 per occurrence for losses related to the release of bio-contaminants, $10,000 per occurrence for losses from refrigerant contamination and $25,000 per occurrence for losses from radioactive contamination. Any liability could exceed the limits or fall outside the coverage of our insurance. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

We may have significant product liability exposure.

We face an inherent business risk of exposure to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We also have potential liability for products manufactured by us on a contract basis for third parties. These risks are inherent in the development and manufacture of chemical and pharmaceutical products. Although we currently maintain product liability insurance in the amount of $10 million in the aggregate, this insurance coverage may not be sufficient, and we may not be able to obtain sufficient insurance coverage in the future at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products developed by us or our collaborators, or our ability to manufacture products for third parties. To date, no product liability claims have been filed against us. However, if we are sued for any injury caused by our technology or products, or by third-party products that we manufacture, our liability could exceed our insurance coverage and total assets.

Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you paid for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During the three-year period ended October 31, 2003, our stock price has ranged from $2.12 to $25.875. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, we may in the future become subject to this litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources, and could seriously harm our business.

The ability of our investors to seek remedies against Arthur Andersen LLP, who audited some of the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, may be significantly limited.

Our annual financial statements for the years ended December 31, 2001 and 2000, which are included in our Annual Report on Form 10-K for the year ended December 31, 2002, were audited by Arthur Andersen LLP. We dismissed Arthur Andersen as our independent public accountants effective April 16, 2002. After reasonable efforts, we were unable to obtain Arthur Andersen’s written consent to incorporate by reference its report dated February 1, 2002, with respect to these audited financial statements. The absence of this consent may limit the ability of investors to seek remedies against Arthur Andersen for any untrue statement of a material fact contained in these financial statements, or any omission of a material fact required to be stated in these financial statements. In addition, as a practical matter, any claims that may be available under federal securities laws against auditing firms may not be available against Arthur

Andersen due to the diminished amount of assets of Arthur Andersen that are or in the future may be available for claims.

Anti-takeover provisions in our stockholder rights plan, our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Pursuant to the terms of our stockholder rights plan, we have distributed a dividend of one preferred stock purchase right for each outstanding share of common stock. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors. Our certificate of incorporation and bylaws include other anti-takeover provisions, such as a classified board of directors, a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

The issuance of preferred stock could adversely affect our common stockholders.

In August 2003, we filed a shelf registration statement with the SEC, which upon being declared effective by the SEC, would allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Beginning March 31, 2003, marketable securities also included our investment in common stock of Corautus. Any subsequent change in the fair value of the Corautus shares we own, based on the market price of the listed shares, is expected to be reflected as an unrealized gain or loss in the stockholders’ equity section of our balance sheet at the end of each quarter, provided any reduction in value is not due to impairment which is other than temporary. At September 30, 2003, the unrealized gain on this investment was $0.9 million. See Note 5 of the Notes to Financial Statements for further details.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions:  a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.8 million lower than the reported fair value of our non-equity investments at September 30, 2003. At September 30, 2003, our unrealized gain on marketable securities was $1.2 million, including an unrealized gain of $0.9 million on our investment in Corautus.

Some of our investments are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields and investment income are expected to be lower in 2003 than in 2002.

The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk-sensitive instruments outstanding at September 30, 2003, and December 31, 2002, we believe that there were no material market risk exposures to our financial position, results of operations or cash flows as of such dates.

ITEM 4. CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our President and Chief Executive Officer and our Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the date we carried out this evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 29, 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against us in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement we entered into with the WARF in 1991, as well as fees related to our sublicense of certain inventions jointly owned by us and the WARF, the amount of which is unspecified in the WARF’s complaint. We intend to vigorously defend the suit and we have counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. Based on the information presently available to us, we do not believe the WARF’s claims are material to our business.

Our core DNA delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures. This patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the EPO. The Opposition Division ruled that, as a result of amendments to the claims made during the process of obtaining the European patent and during the opposition process, the claims did not comply with European patent laws. In April 2002, we filed an appeal, which is still pending, seeking to overturn this initial ruling. We intend to vigorously defend our patent position in the European opposition proceedings. If we are not successful in the appeal and opposition proceedings, we may lose part or all of our proprietary protection on our product candidates in Europe. However, we may also use additional issued patents and patent applications that are pending in Europe to protect our core DNA delivery technology.

Our core DNA delivery technology is also covered by a Canadian patent that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. We have responded to the protests and are continuing prosecution of the application in the Canadian Patent Office.

In addition, our core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the JPO, on formal and substantive grounds. We filed a rebuttal response to the revocation. Based on our arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. We have also received notice that four TFI requests against this patent were filed in the JPO by two companies. We intend to file responses to the TFI requests on or before the deadlines for each response.

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002. We have received notice from the EPO that one company filed an opposition in December 2002 alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible in February 2003. We have submitted a rebuttal response to the opposition.

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us, except as noted above, and none of which, individually or in the aggregate, is deemed to be material to our financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.
3.1(ii)(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(2)	Rights Agreement dated as of March 20, 1995, between the Company and First Interstate Bank of California.
10.32*	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Martha J. Demski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Martha J. Demski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)                                  Incorporated by reference to the exhibit of the same number to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1994 (No. 000-21088).

*              The Company has requested confidential treatment of certain portions of this agreement which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(b)                                  Reports on Form 8-K

On July 31, 2003, we filed a Form 8-K to disclose our press release of financial results for the three months and six months ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 13, 2003	By:
/s/ MARTHA J. DEMSKI
Martha J. Demski Vice President and Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)