Form 10-K
period 2003-12-31
VICAL INC
filed 2004-03-11
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒           Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

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

Yes ☒   No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the National Association of Securities Dealers Automated Quotation National Market System on June 30, 2003, was approximately $78,930,202. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding as of March 1, 2004, was 20,095,244.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the solicitation of proxies for our 2004 Annual Meeting of Stockholders to be held on May 10, 2004, are hereby incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

The statements incorporated by reference or contained in this report discuss our future expectations, contain projections of our results of operations or financial condition, and include other “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Our actual results may differ materially from those expressed in forward-looking statements made or incorporated by reference in this report. Forward-looking statements that express our beliefs, plans, objectives or assumptions, or that describe future events or performance, may involve estimates, assumptions, risks and uncertainties. Therefore, our actual results and performance may differ materially from those expressed in the forward-looking statements. Forward-looking statements often, although not always, include words or phrases such as the following, or the negative of such words, or other comparable terminology:

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

We have established relationships through licensing our technology to a number of commercial entities, including:

•      Merck & Co., Inc.,

•      Two divisions of Aventis S.A.:

•      Aventis Pasteur, and

•      Aventis Pharma S.A.,

•      Merial,

•      Aqua Health Ltd., an affiliate of Novartis Animal Health Inc.

•      Invitrogen Corporation,

•      Human Genome Sciences, Inc., and

•      Corautus Genetics Inc., formerly Vascular Genetics Inc.

We have also licensed complementary technologies from:

•      The University of Michigan,

•      CytRx Corporation,

•      Genetronics Biomedical Corporation,

•      The National Institutes of Health,

•      The U.S. Centers for Disease Control and Prevention,

•      The Ohio State University, and

•      The City of Hope National Medical Center.

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

Since the initial discovery of our DNA delivery technology, our researchers have improved the design of our plasmids to provide increases in efficiency of gene expression and immunogenicity. In addition, we are developing other formulation and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers, and other approaches, to enhance DNA expression or increase the immune response in DNA vaccine applications. We own broad rights to certain non-viral polynucleotide delivery technologies through our series of core patents. Benefits of our DNA delivery technology may include the following, which may enable us to offer novel treatment alternatives for diseases that are currently poorly addressed:

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

Cancer. In the cancer area, we have focused our resources on the development of Allovectin-7® as a potential treatment for metastatic melanoma, an aggressive form of skin cancer, to best apply the expertise and relationships we have established through prior development and testing in this area. We have no other potential cancer products currently under independent clinical development, but we are exploring additional opportunities.

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

Contract Manufacturing

In addition, we pursue contract manufacturing opportunities to leverage our infrastructure and expertise in plasmid manufacturing, and to provide revenues that contribute to our independent research and development efforts. We currently have contract manufacturing agreements with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, and the International AIDS Vaccine Initiative, or IAVI.

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

Product Area	Project Target and Indication(s)	Development Status(1)	Development Rights(3)

INFECTIOUS DISEASES
Infectious disease vaccines	Plasmodium falciparum (malaria)	Phase 1/2	Vical
	Cytomegalovirus	Preclinical	Vical
	Bacillus anthracis (anthrax)	Preclinical	Vical
	Ebola	Phase 1	Vical/NIH
	West Nile Virus	Preclinical	Vical/NIH
	HIV – preventive	Phase 1	Merck & Co., Inc.
	HIV – therapeutic	Phase 1	Merck & Co., Inc.
	Hepatitis B virus – preventive	Research	Merck & Co., Inc.
	Hepatitis B virus – therapeutic	Research	Merck & Co., Inc.
	Hepatitis C virus – preventive	Research	Merck & Co., Inc.

CANCER
Immunotherapeutic vaccine	High–dose Allovectin–7® for metastatic melanoma	Phase 2	Vical
Tumor-associated antigen	Unspecified cancer(2)	Research	Aventis Pasteur
therapeutic vaccines	Unspecified cancer(2)	Research	Merck & Co., Inc.

CARDIOVASCULAR
Angiogenic growth factors	VEGF-2	Phase 2	Corautus Genetics Inc.
	FGF-1	Phase 2	Gencell S.A., a subsidiary of Aventis Pharma S.A.

VETERINARY
Preventive vaccines	Various undisclosed(2)	Research-Clinical	Merial
	Undisclosed(2)	Clinical	Aqua Health Ltd.

(1)   “Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug, or IND, application. “Phase 1” clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug. “Phase 2” clinical trials are conducted in order to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase 1/2” clinical trial. For non-human indications, “Clinical” indicates testing in the target species.

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

(3)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” for costs associated with Vical independent product development programs.

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

Preclinical studies in animals have demonstrated the safety and potential efficacy of this approach. Subsequently, in human studies, a very low incidence of treatment-related adverse events has been observed. Our lead non-viral cancer immunotherapeutic under development is Allovectin-7®, reviewed below.

Allovectin-7®

Allovectin-7® is a DNA plasmid/lipid complex containing the DNA sequences encoding HLA-B7 and β2 microglobulin, which together form a Class I Major Histocompatibility Complex, or MHC-I antigen. Injection of Allovectin-7® directly into tumors, or intratumoral injection, may augment the immune response to both local and metastatic tumors by one or more mechanisms. In HLA-B7 negative recipients, a T-cell response may be initiated by the introduction of a foreign HLA, similar to that observed in tissue transplant rejections. In HLA-B7 positive recipients, enhanced HLA-B7 and b2 microglobulin surface expression by injected tumor cells could increase antigen presentation to tumor specific T-cells. In any recipient, a pro-inflammatory anti-tumor response may occur following intratumoral injection of the plasmid DNA/lipid complex, as demonstrated in preclinical animal tumor models.

Metastatic Melanoma. The American Cancer Society, estimates approximately 55,100 new diagnoses of, and 7,910 deaths from, melanoma in 2004 in the United States. Currently, there are no consistently effective therapies for advanced cases of malignant melanoma where the cancer has spread to other parts of the body, or metastasized. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with metastatic melanoma, median survival typically ranges from six to eleven months. The toxicity associated with U.S. Food and Drug Administration, or FDA, approved treatments such as IL-2 or IFN-α is often significant, resulting in serious or life-threatening side effects in many of the patients treated.

In February 2001, we began a high-dose Phase 2 trial evaluating the Allovectin-7® gene-based immunotherapeutic for patients with Stage III or IV melanoma, who have few other treatment options. We presented unaudited data at the annual meeting of the American Society of Clinical Oncology, or ASCO, in May 2003 from interim analyses performed in early March 2003 for the first 91 patients in the high-dose cohort, indicating an objective response rate of 13 percent with continued excellent safety and tolerability. An update in July 2003 yielded an estimated median duration of response of at least 6.4 months. Patient enrollment was completed in July 2003 with a total of 133 patients, including 6 in an initial dose-escalation cohort and 127 in the high-dose cohort.

We continue to be encouraged by the results in our high-dose Allovectin-7® program. We assembled a panel of leading melanoma experts with both clinical and regulatory expertise to provide guidance on the Allovectin-7® program. This panel reviewed the safety and efficacy data from our high-dose and low-dose trials, including individual patient histories of the responding high-dose patients. Based on this review, we decided to seek FDA guidance on the potential for accelerated approval of Allovectin-7®.

We have initiated discussions with the FDA regarding whether the results from our high-dose Phase 2 trial could potentially support accelerated approval for marketing Allovectin-7® for use in certain patients with recurrent and/or otherwise treatment-intolerant metastatic melanoma. We expect these discussions will lead to two formal End-of-Phase 2, or EOP2, meetings shortly, but in any event within the next 60 days. The Product EOP2 meeting would focus on manufacturing and other product-related topics. The Clinical EOP2 meeting would focus on clinical and non-clinical data supporting claims of efficacy and safety. In preparation for the Clinical EOP2 meeting, we took a snapshot, in November 2003, of the efficacy data from the complete high-dose cohort after all enrolled patients had an opportunity to complete two cycles of Allovectin-7® therapy.

Based on the outcome of these two meetings, by the end of the second quarter of 2004, we expect to finalize our approach to seeking market approval of Allovectin-7®. Key clinical data on the full high-dose cohort are expected to be presented in a scientific meeting in June 2004.

Out-licensing of Cancer Targets

Details of our collaborations regarding cancer targets with Aventis Pasteur and Merck & Co., Inc., or Merck, can be found in “Collaboration and Licensing Agreements—Corporate Collaborators—Out-licensing.”

DNA Vaccines for Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. This method potentially offers superior safety, ease and reliability of manufacturing, as well as convenient storage and handling characteristics, compared with conventional vaccines that use live, weakened, or dead pathogens to produce an immune response. DNA vaccines have the ability to induce potent T-cell responses against target pathogens as well as to trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans.

Vaccines are generally recognized as the most cost-effective approach for infectious disease healthcare. However, the technical limitations of conventional vaccine approaches have constrained the development of effective vaccines for many diseases. Development of vaccines based on conventional methods requires significant infrastructure in research and manufacturing. In addition, the safety risks associated with conventional vaccines may offset the potential benefits. We believe our potential vaccine products should be simpler to manufacture than vaccines made using chemical conjugation of polysaccharides and protein carriers or protein purification and refolding techniques involving mammalian, avian or insect cell, or egg-based, culture procedures and live viruses. In addition, our DNA delivery technology may accelerate certain aspects of vaccine product development such as nonclinical evaluation and manufacturing, and has demonstrated a favorable safety profile.

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

The Institute of Medicine, or IOM, of the National Academy of Sciences estimated the cost of treating the consequences of CMV infection in the United States at more than $4 billion per year in a 1999 report, and placed a CMV vaccine in its first priority category on the basis of cost-effectiveness. Our initial focus on the transplantation indication should allow proof of concept that could then lead to the opportunity to develop a CMV vaccine for other groups such as immunocompromised individuals and women of reproductive age.

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

The initial clinical development plan includes vaccination of both donors and recipients in hematopoietic cell transplants, including bone marrow transplants. We made significant preclinical progress in 2003 with our CMV vaccine and expect to begin clinical testing in the next few months in support of an initial application in hematopoietic cell transplant patients. The majority of the required preclinical testing has been completed; a bivalent vaccine encoding two known immunogenic CMV proteins has been formulated with a poloxamer; and clinical supplies have been manufactured. We have established working relationships with some of the country’s leading transplant centers, which have contributed to trial design and may participate in upcoming CMV vaccine trials. We also have secured intellectual property rights to the selected gene sequences.

Our lead vaccine configuration consists of two plasmid constructs, one encoding the surface antigen, glycoprotein B, and the other a potent T-cell target, phosphoprotein 65, or pp65. These constructs have been tested individually and in combination in our own laboratories. We have verified in preclinical studies that these immunogens elicit potent immune responses, generating both antibodies and T-cell responses.

Recently we identified a third viable immunogen that can be manufactured and that elicits a potent T-cell response. We are evaluating the benefit of incorporating this third plasmid into a trivalent vaccine to determine how this might further increase the likelihood of success of our CMV immunotherapeutic product, and are exploring the best way to integrate this discovery into our CMV immunotherapeutic program.

In addition, we have received notification of funding of approximately $1 million for research and development related to our CMV vaccine program under two grants from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID. A six-month Phase I Small Business Innovation Research, or SBIR, grant of approximately $300,000 will partially fund preclinical safety and toxicity evaluation of the CMV vaccine in support of our planned Phase 1 human trial. An 18-month research grant of approximately $700,000 will partially fund novel assays to measure and characterize immune responses in volunteers participating in the trial. The trial and immunological assays will be conducted in collaboration with the Fred Hutchinson Cancer Research Center in Seattle, Washington.

About CMV. CMV is a herpes virus, part of the family of viruses that cause genital herpes, cold sores or fever blisters, chicken pox and infectious mononucleosis. Although the body rarely rids itself of CMV, a healthy immune system usually is able to keep the virus in check. As a result, CMV disease rarely occurs in healthy individuals, and reactivation typically occurs only when the immune system is compromised by other disease or drugs. People at greatest risk include bone marrow and solid organ transplant patients who take immunosuppressive drugs, AIDS patients and other immunocompromised individuals, and fetuses and newborns of mothers who become infected during pregnancy.

CMV infection affects an estimated 30 to 60 percent of bone marrow transplant or organ transplant recipients, causing transplant rejection, serious illness and even death if untreated. Transplant patients who develop CMV disease use significantly more healthcare resources, including longer hospitalization, than asymptomatic or uninfected transplant patients. Relatively toxic antiviral drug therapy is used to control the disease, but it does not prevent or eliminate the infection. As a result, many patients require long-term maintenance therapy, and reactivation of the disease often occurs if drug therapy is discontinued or if drug resistance develops. The treatment itself can be costly and, in some forms, inconvenient. Treatment is not effective for all patients and side effects may be severe, including damage to the bone marrow or kidneys.

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

Anthrax

In March 2003, we announced our second independent infectious disease DNA vaccine development program, a next-generation vaccine designed to provide broader protection than any of the other anthrax vaccines either on the market or in development. Where the others target the single anthrax protein called Protective Antigen, or PA, our vaccine also targets the anthrax protein called Lethal Factor, or LF. This second-generation, bivalent, cationic-lipid formulated vaccine is designed to provide broader protection against weaponized forms of anthrax than the currently approved anthrax vaccine.

We believe that we can develop a safe and effective DNA vaccine for anthrax that will validate the potential advantages of our proprietary vaccine technologies while addressing a pressing public need, because:

•      The key anthrax immunogens have been identified, and we have verified in small animal studies that nucleotide sequences encoding certain of these immunogens can be delivered effectively by formulated DNA, resulting in protective immune responses. Our technology allows us to readily produce detoxified forms of PA and LF that together may provide broader protection against weaponized forms of anthrax than the currently licensed anthrax vaccine or proposed single recombinant protein vaccines;

•      Our cationic lipid formulated DNA delivery technology, in which positively charged lipid molecules can interact with the negatively charged DNA molecules, has established an excellent safety profile in previous clinical studies, and an important goal of this program is to extend that safety profile to vaccine applications;

•      DNA vaccines may induce protective antibodies in humans and can do so with fewer injections than the currently licensed anthrax vaccine, offering a potentially shorter time to protection; and

•      The potential stability of plasmid formulations may offer advantages in handling and storage, which would be important considerations for stockpiling.

Our anthrax vaccine team advanced this program from initial concept to evaluation of effectiveness in a stringent challenge model in less than ten months, and held a pre-IND meeting with the FDA in December 2002.

Encouraging results with multiple formulations of the vaccine in mouse and rabbit immunogenicity and challenge models were presented at an American Society for Microbiology meeting in March 2003. At several scientific conferences during the third quarter of 2003, we presented preclinical data from our anthrax vaccine program, including rabbit data which demonstrated protection against an aerosolized spore inhalation challenge at 7.5 months post-vaccination.

This research has been supported, in part, by a one-year Small Business Technology Transfer Research, or STTR, grant from the NIAID, as announced in July 2002. In July 2003, we were awarded a three-year, $5.7 million Phase II SBIR grant from the NIAID. The grant is partially funding the development of our DNA vaccine against anthrax.

In October 2003, we secured an exclusive license from The Ohio State University to allow use of proprietary technology in our anthrax vaccine.

The human clinical testing that was originally expected to start by the end of 2003 has not yet begun for two reasons. First, we are still completing some required preclinical work, which is being supported, in part, under the SBIR grant from the NIAID. An advisory committee meeting may be required before the FDA would allow Phase 1 human clinical testing of our anthrax vaccine to begin. Second, we have not received a commitment for additional government funding to support human studies, and that funding directly depends on the priorities and appropriations for biodefense research and Project BioShield, a biodefense vaccine project adopted by the U.S. government in 2003. Nevertheless, we remain excited about the potential for this vaccine and are continuing to work on non-clinical development supported under our existing grant.

We believe that the Animal Rule, which allows demonstration of effectiveness in two animal species in addition to safety in humans, would apply to the FDA’s review of this vaccine.

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

Inhalation anthrax results in death for 90 percent to 100 percent of those who develop disease, if not treated promptly. Symptoms typically appear within a week of exposure, and may be misdiagnosed as a common cold or flu. Bacterial spores travel from the lungs to the lymph nodes, where they begin to grow. Eventually, they spread into the circulatory system and throughout the body, causing widespread internal bleeding and organ failure. People who work with animals or process animal products are at greatest risk of naturally acquired infection. The greatest potential threat for most people is the inhalation of anthrax spores used in biological warfare or in a bioterrorist attack.

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

NIH Vaccine Research Center

We have an agreement to manufacture HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the VRC in our existing Eastgate manufacturing facility under a subcontract awarded in July 2002 and amended most recently in January 2004 for additional production of one of these vaccines. In November 2003, the VRC began testing an investigational DNA vaccine against Ebola, using clinical supplies provided by us under this agreement, in healthy human volunteers.

In May 2003, we announced a separate subcontract to manufacture bulk DNA vaccines for the VRC, which will be produced in a 500-liter fermenter and related purification equipment being furnished as government equipment, or GFE, in our new Pacific Center Court, or PCC, manufacturing facility. Under this agreement, we are guaranteed minimum annual production orders beginning in 2004, subject to annual extension of the agreement. In October 2003, the VRC formally notified us of its intention to place production orders under the bulk DNA vaccine manufacturing agreement, using the equipment being furnished by the VRC, beginning in mid-2004.

In February 2004, we received orders under the two subcontracts totaling approximately $6 million. Production will begin in the first half of 2004 in our Eastgate manufacturing facility, but the majority will be completed beginning in the second half of 2004 in our PCC facility. Additional orders may be placed under both subcontracts. Revenue from these orders will be recognized as product is shipped. This should substantially increase our contract revenues to more than $10 million in future years, subject to annual renewal. We are on track to begin production as scheduled and we fully intend to meet the VRC’s requirements, including vaccines for HIV, Ebola, West Nile Virus and SARS. Under Federal Acquisition Regulations, the government has the right to terminate these agreements for convenience.

If we fail to satisfy our contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected.

These contracts are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded prime contract with the NIH.

In October 2003, we obtained an option to secure exclusive commercialization rights for a West Nile Virus vaccine being developed in collaboration with the VRC under a Cooperative Research and Development Agreement, or CRADA. In January 2004, we secured a license from the CDC for technology used in a similar DNA vaccine, which was shown in independent tests at the CDC to protect horses from West Nile Virus after a single injection.

International AIDS Vaccine Initiative

In January 2002, we signed a contract with the IAVI, a not-for-profit entity, to provide clinical trial supplies. The initial term of this contract extended to December 31, 2002, but was renewed through December 31, 2004. Thereafter, the term shall be renewed automatically for successive one-year periods unless either party gives at least 90 days prior notice to terminate. In December 2003, the IAVI began testing an investigational DNA vaccine against HIV, using clinical supplies provided by us, in healthy human volunteers. In 2003, we recognized $0.9 million of revenue from the IAVI. Dr. Douglas, our Chairman, served on the Board of Directors of the IAVI until June 30,2003. Our President and Chief Executive Officer, Vijay B. Samant, serves on the Project Management Subcommittee of the IAVI.

Other Infectious Diseases

To supplement our independent vaccine development programs, we have licensed our technology to Merck for the development of vaccines against certain infectious disease targets. We have collaborated with the U.S. Navy toward the development of a vaccine against malaria. We also have provided contract manufacturing and contract regulatory support for the VRC and the IAVI. Details on these and other relationships can be found in “Collaboration and Licensing Agreements—Corporate Collaborators—Out-licensing,” and “—Research Institutions,” and “—Biodefense Efforts.”

Cardiovascular Programs

Our DNA delivery technology may allow the targeted delivery of certain proteins with potential therapeutic value in the emerging field of angiogenesis, the goal of which is inducing the growth of blood vessels to replace those blocked by disease. Angiogenesis has been shown to occur by the exogenous administration of angiogenic growth factors. We believe that the localized and sustained delivery of these growth factors will be both safe and effective. Thus, although several attempts by others to intermittently deliver recombinant specific angiogenic growth factors directly have been unsuccessful, we believe our approach to deliver locally DNA segments that encode the desired growth factors is quite promising. Local delivery of angiogenic growth factor genes using our technology is in human trials. See “—Collaboration and Licensing Agreements—Corporate Collaborators—Out-licensing.”

Veterinary Applications

Prior to its development for human therapy, our DNA delivery technology was extensively tested in animals. Research scientists have published numerous papers detailing favorable results in many species and covering a broad range of disease indications. Animal health encompasses two distinct market segments:  livestock, or animals bred and raised for food or other products; and companion animals, or pets. Serving the animal health markets requires highly efficient manufacturing and specialized distribution channels. Consequently, we have licensed certain rights to utilize our DNA delivery technology for development and commercialization for specific vaccine candidates to Merial and Aqua Health Ltd. See “—Collaboration and Licensing Agreements—Corporate Collaborators—Out-licensing.”

Collaboration and Licensing Agreements

We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees, and others. In addition to the agreements summarized below, we conduct ongoing discussions with potential collaborators, licensors and licensees.

Corporate Collaborators—Out-licensing

Invitrogen Corporation. In April 1991, we licensed the use of certain proprietary lipids for research products applications to Life Technologies, Inc., or Life Technologies, which was subsequently acquired by Invitrogen Corporation, or Invitrogen, in September 2000. Invitrogen manufactures and markets these lipid compounds, and pays royalties to us on the sales of the lipids. Through December 31, 2003, we had received approximately $7.1 million in royalty revenues under the Invitrogen/Life Technologies agreement.

Merck & Co., Inc. We are a party to an agreement with Merck which provides Merck with certain exclusive rights to develop and commercialize vaccines using our DNA delivery technology for certain human diseases. Under the original and amended agreement, Merck licensed preventive and therapeutic human infectious disease vaccines using our DNA delivery technology. In August 2003, under an additional amendment to the agreement, Merck obtained options for rights to use our DNA delivery technology for three cancer targets. Exercise of the option for each cancer target would result in a license fee payment to us, and further development may lead to milestone and royalty payments to us. In addition, Merck returned rights to us for certain preventive vaccines. Merck has retained rights to use the technology for HIV, hepatitis C virus, and hepatitis B virus.

In connection with its agreements with us, Merck had paid us approximately $25.1 million, including a $5.0 million investment in our common stock, through December 31, 2003. Merck is obligated to pay additional fees if certain research milestones are achieved, and royalties on net sales if any covered products are developed and commercialized. For some indications, we may have an opportunity to co-promote product sales. Merck has the right to terminate this agreement without cause on 90 days written notice.

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

Aventis. In December 2001 and December 2002, we restructured agreements with Aventis Pasteur, a division of Aventis S.A., granting Aventis Pasteur rights to use our patented DNA delivery technology for specific oncology applications. In exchange, Aventis Pasteur gave up rights to develop and commercialize certain infectious disease DNA vaccines which we had licensed to Aventis Pasteur under a September 1994 agreement. Aventis Pasteur has the right to terminate this restructured agreement without cause on six months written notice.

In 1999, Aventis Pharma began testing the DNA delivery of a gene encoding FGF-1, an angiogenic growth factor, in patients with peripheral vascular disease, a severe condition caused by blockage of arteries feeding the foot and lower leg. Aventis Pharma licensed the rights to our DNA delivery technology for cardiovascular applications using FGF-1 in June 2000. The angiogenic growth factor agreement could generate milestone payments plus royalties if products advance through commercialization. Aventis Pharma has the right to terminate this agreement without cause on 60 days written notice.

Through December 31, 2003, we had received approximately $9.4 million under these two Aventis agreements. The restructured agreement provides for us to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Merial. We entered into a corporate collaboration in March 1995 relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has options to take exclusive licenses to our DNA delivery technology to develop and commercialize DNA vaccines to prevent infectious diseases in livestock and companion animals. Through December 31, 2003, we had received $7.0 million under this agreement. If Merial markets these vaccines, cash payments and royalties on sales would be due to us. Merial has the right to terminate this agreement without cause on 30 days written notice.

Human Genome Sciences, Inc. In February 2000, we signed a reciprocal, royalty-bearing license agreement with Human Genome Sciences, Inc., or HGS. Under the agreement, we have the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license our DNA delivery technology for use in up to three gene-based products. Each party has until September 30, 2004, to exercise its respective options. As of December 31, 2003, neither party had exercised any of its options.

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

Prior to the merger, VGI had conducted Phase 1 and Phase 2 clinical trials using DNA delivery of the VEGF-2 gene to promote the growth of blood vessels in patients with coronary artery disease. Corautus has announced that it is planning to start a Phase 2b trial.

Aqua Health Ltd. In October 2003, we granted a non-exclusive license for Canada to Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of the Swiss-based company Novartis Animal Health Inc., for use of our patented DNA delivery technology in a vaccine against an undisclosed target. Aqua Health is investigating a vaccine based on our DNA technology to combat a disease that affects both wild and farm-raised fish.

Centocor, Inc. In February 1998, we entered into an exclusive license and option agreement allowing Centocor, Inc., a company subsequently acquired by Johnson & Johnson, to use our DNA delivery technology to develop and commercialize certain DNA vaccines for the potential treatment of some types of cancer. During the third quarter of 2003, Centocor provided us with notice of termination of the agreement effective February 9, 2004, at which time all rights granted to Centocor under the agreement reverted to us.

Corporate Collaborators—In-licensing

Genetronics Biomedical Corporation. In October 2003, we entered into an agreement with Genetronics Biomedical Corporation giving us an option to a worldwide exclusive license to use Genetronics’ proprietary electroporation technology in combination with our DNA delivery technology for undisclosed targets. We are preparing to advance into clinical testing with a new program involving solid tumors. We intend to announce a new product development program in solid tumors as an initial application of electroporation technology by year-end 2004.

CytRx Corporation. In December 2001, we entered into an exclusive agreement with CytRx Corporation which grants to us the rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is being amortized over the estimated ten-year average useful life of the technology.

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

The agreement with the ONR, as amended, expired in September 2002. Through December 31, 2003, we had recognized revenue of $5.5 million under the agreement. In 2003, we signed an agreement with the ONR under which the ONR agreed to provide funding to us if we performed further research and development on a malaria vaccine. No significant work was performed under this agreement in 2003 or to date in 2004. Both parties are discussing future work, if any, under this agreement. We do not plan to pursue this program independently.

Wisconsin Alumni Research Foundation. Under a 1989 research agreement, scientists at the University of Wisconsin, Madison, and our scientists co-invented a core technology related to intramuscular DNA administration. In 1991, we licensed from the Wisconsin Alumni Research Foundation, or WARF, its interest in that technology. We paid the WARF an initial license fee and agreed to pay the WARF a percentage of certain initial upfront monetary payments and a small percentage of some royalty payments received from third parties under sublicense agreements. A lawsuit was filed against us in July 2003 by the WARF in the United States District Court for the Western District of Wisconsin. This lawsuit concerns the interpretation of payment provisions of a license agreement that we entered into with the WARF in 1991, and payments made under this agreement. The WARF seeks a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and additional compensation from us, the amount of which is unspecified in the WARF’s complaint. We have counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million.

Payments to Others

Under the Merck, Aventis Pasteur, Merial, Aventis Pharma, HGS, Corautus and Aqua Health agreements, we would be required to pay up to 10 percent of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx agreement would require us to make payments to CytRx if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

CRADAs

We have entered into several CRADAs with the NIH and the Naval Medical Research Center to promote the development and use of our technology in DNA vaccine candidates. Specific disease targets for which we currently support

DNA vaccine development under one or more CRADAs include HIV, West Nile Virus, malaria, anthrax, and Ebola. Our general responsibility under each CRADA includes providing materials and/or expertise to the government agency in return for an option to obtain an exclusive license for rights to any intellectual property that results from the CRADA.

Intellectual Property

Patents and other proprietary rights are essential to our business. We file patent applications to protect our technology, inventions, and improvements to our inventions that we consider important to the development of our business. We believe we have a comprehensive patent portfolio. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We are the assignee of 31 issued U.S. and foreign patents having remaining lives of 5 to 15 years, which are listed below:

Patent No.	Description
U.S. PATENTS
6,696,424	Cytofectin dimers and methods of use therof
6,673,776	Expression of exogenous polynucleotide sequences in a vertebrate, mammal, fish, bird or human
6,670,322	Complex cationic lipids having quaternary nitrogens therein
6,586,409	Adjuvant compositions and methods for enhancing immune responses to polynucleotide-based vaccines
6,413,942	Methods of delivering a physiologically active polypeptide to a mammal
6,399,588	Cancer treatment method utilizing plasmids suitable for IL-2 expression
6,228,844	Stimulating vascular growth by administration of DNA sequences encoding VEGF
6,214,804	Induction of a protective immune response in a mammal by injecting a DNA sequence
6,147,055	Cancer treatment method utilizing plasmids suitable for IL-2 expression
6,022,874	Piperazine based cytofectins
5,994,317	Quaternary cytofectins
5,910,488	Plasmids suitable for gene therapy
5,891,718	Tetracycline inducible/repressible systems
5,861,397	Piperazine based cytofectins
5,707,812	Purification of plasmid DNA during column chromatography
5,703,055	Generation of antibodies through lipid mediated DNA delivery
5,693,622	Expression of exogenous polynucleotide sequences cardiac muscle of a mammal
5,641,665	Plasmids suitable for IL-2 expression
5,589,466	Induction of a protective immune response in a mammal by injecting a DNA sequence
5,580,859	Delivery of exogenous DNA sequences in a mammal
5,576,196	Process for reducing RNA concentration in a mixture of biological material using diatomaceous earth
5,561,064	Production of pharmaceutical-grade plasmid DNA
5,459,127	Cationic lipids for intracellular delivery of biologically active molecules
5,264,618	Cationic lipids for intracellular delivery of biologically active molecules

FOREIGN PATENTS
EP0523189	Cationic lipids for intracellular delivery of biologically active molecules
EP0737750	Expression of exogenous polynucleotide sequences in a vertebrate
EP0742820	Production of pharmaceutical-grade plasmid DNA
EP0802975	Process for reducing RNA concentration in a mixture of biological material using diatomaceous earth
EP0902780	Quaternary cytofectins
EP1032428	Treatment of cancer using cytokine-expressing polynucleotides and compositions therefor
JP2538474	Cationic lipids for intracellular delivery of biologically active molecules

We are also co-assignee, together with Pasteur Mérieux Sérums et Vaccins, subsequently Aventis Pasteur, and the University of Texas Health Science Center of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core gene delivery technology that was maintained after an opposition proceeding but is subject to requests for four Trials for Invalidation, or TFIs, and a patent in Europe related to our core gene delivery technology that was revoked as a result of an opposition and is currently under appeal.

We are also prosecuting 70 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technology, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Four of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, or PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•      Core DNA Delivery Technology. We own rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses. Other issued patents specifically cover the administration of DNA sequences into blood vessels and the heart. We are also an exclusive licensee of a broad patent covering methods for the non-viral, gene-based delivery of physiologically active polypeptides or proteins. Among the most advanced applications that would be covered by this patent are the clinical programs being run by our partners Aventis Pharma and Corautus Genetics in the field of angiogenesis;

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

•      Our core DNA delivery technology is also covered by patent applications filed in Canada. A Canadian patent was allowed and then withdrawn and returned to the examiner for further consideration after protests against the issuance of the patent were filed on behalf of an undisclosed party or parties on August 10 and December 5, 2001. We have responded to the protests and are awaiting further action by the Canadian Patent Office;

•      Our core DNA delivery technology is also covered by patent applications filed in Japan. On January 2, 2002, Japanese Patent 3250802 was published, and simultaneously opened for third party opposition. We subsequently received an Office Action from the Japanese Patent Office, or JPO, notifying us that the patent had been revoked by the examining panel at the JPO. Both formal and substantive grounds for the revocation were given. We filed a rebuttal response to the revocation in a timely manner and the patent was maintained. In addition to the opposition proceedings, we received notice that four TFI requests against the patent were filed in the JPO by two companies alleging both substantive and formal grounds for invalidation. We filed responses to the TFI requests in a timely manner and are awaiting further action by the JPO;

•      Core Lipid Technology. We have received issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. These patented compounds include the lipids contained in some of our product candidates. Patent protection of these key lipids also has been obtained in Europe and Japan;

•      Specific DNA Therapeutics. We have supplemented the broad patent coverage described above with patents covering specific product applications of our technology. To date, we have received patents issued in the United States covering Allovectin-7® and other patents related to gene delivery to the heart, including delivery of a vascular endothelial growth factor, or VEGF, and the gene-based delivery of IL-2 for the treatment of cancer;

•      DNA Process Technology. As a result of our pioneering efforts to develop the use of pure DNA as a therapeutic agent, we have also developed manufacturing processes for producing pharmaceutical-grade DNA. We have received issued U.S. patents covering various steps involved in the process of economically producing pure plasmids for pharmaceutical use; and

•      Licensed DNA Delivery Technology. We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7®. Included in this license is European Patent Number 0591385, which was granted, and simultaneously opened for opposition, on March 20, 2002. We have received notice from the EPO that one company filed an opposition on December 19, 2002, alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible on February 13, 2003. We filed a rebuttal response in a timely manner and are awaiting further action by the EPO.

During 2003 and early 2004, we announced the issuance of five European patents and three U.S. patents related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•      European Patent EP0737750, entitled “Expression of Exogenous Polynucleotide Sequences in a Vertebrate,” is part of a family of patents based on our discovery that tissues can take up polynucleotides, such as DNA or RNA, without the use of viral delivery vehicles, and subsequently express the proteins encoded by the polynucleotides. The new patent claims medicinal compositions which contain cationic lipids and polynucleotides and which elicit an immune response against the proteins encoded by the polynucleotides. The new patent covers a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. Through the EPO web site, we understand that this patent has been opposed, although we are awaiting formal notification by the EPO. We intend to respond in a timely manner.

•      European Patent EP1032428, “Treatment of Cancer Using Cytokine-Expressing Polynucleotides and Compositions Therefor,” broadly claims gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells.

•      European Patent EP0795015, “Plasmids Suitable for IL-2 Expression,” specifically claims the composition, manufacture and application of gene-based cancer treatments delivering the cytokine interleukin-2.

•      European Patents EP0742820, “Production of Pharmaceutical-Grade Plasmid DNA,” and EP0802975, “Process for Reducing RNA Concentration in a Mixture of Biological Material Using Diatomaceous Earth,” claim specific processes developed by us for the manufacture and purification of DNA.

•      U.S. Patent No. 6,586,409 covers DNA vaccination with a novel adjuvant, Vaxfectin™. Specific claims include compositions and methods for gene-based vaccination using immunogen-encoding polynucleotides plus the Vaxfectin™ cationic lipid/co-lipid formulation.

•      U.S. Patent No. 6,673,776 covers novel methods of using DNA to deliver biologically active proteins in any tissue. Examples of biologically active proteins of medical importance include angiogenic growth factors such as VEGFs or FGFs, growth hormones such as hGH or bGH, other regulatory hormones such as insulin or erythropoeitin, and cytokines such as GM-CSF or interferon alpha, among others.

•      U.S. Patent No. 6,670,332 and U.S. Patent No. 6,696,424 cover new classes of cationic lipids useful in gene delivery applications. This patent expands on our existing coverage within a broad structural class of cationic lipids which can be used in formulations with DNA to improve gene delivery efficiency and cell targeting.

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

We produce and supply our own plasmids for all of our research needs and clinical trials and intend to produce sufficient supplies for all foreseeable clinical investigations. In January 2002, we signed a 15-year lease on the PCC facility that we believe will be sufficient for foreseeable commercial manufacturing requirements. Construction was completed, and we have begun the validation process. We expect the PCC facility to begin production in the second half of 2004. We also engage in contract manufacturing of plasmid investigational products for selected clients. If we become capacity constrained, we may use outside organizations to manufacture our products.

Competition

Technological development could result in our product candidates or technologies becoming obsolete before we recover a significant portion of our related research, development, and capital expenditures. We may experience competition both from other companies in our field and from companies which have other forms of treatment for the diseases we are targeting.

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include Acambis plc, Avant Immunotherapeutics, Aventis, Baxter International Inc., Chiron Corporation, Crucell N.V., DynPort Vaccine Company LLP, GlaxoSmithKline plc, ID Biomedical Corporation, MedImmune, Inc., Merck, Solvay S.A., VaxGen Inc., and Wyeth among others. We may also experience competition from companies that have acquired or may acquire technology from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, AVAX Technologies, Inc., Antigenics, Inc., CancerVax Corporation, Genta, Inc., Maxim Pharmaceuticals, Inc., Novartis A.G. and Transgene S.A., among others, are conducting clinical trials for the treatment of melanoma. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

We will be impacted if the FDA-proposed rule on “Safety Reporting Requirements for Human Drug and Biological Products,” published March 23, 2003, in the Federal Register, is implemented. This rule would change the reporting requirements for drugs and biological products, such that any serious adverse event that cannot be definitely excluded as related to the product will be reported in an expedited manner. At present, sponsors of clinical research typically report on an annual basis all serious adverse event reports that have been deemed to be “unlikely” or “improbable.” The effect of this proposed rule will likely be to increase the number of expedited reports of serious adverse events reported to the FDA, which may create a perception of increased adverse events and higher risk profiles, despite no change in the actual severity or the actual number of adverse events that occur in the course of a product’s development.

To obtain FDA approval prior to marketing a pharmaceutical product in the United States typically requires clinical trials to demonstrate the safety, efficacy and potency of the product candidate. Clinical trials are the means by which experimental drugs or treatments are tested in humans. New therapeutics typically advance from research through preclinical testing, and finally through several phases of clinical trials, or human testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its counterparts in the other countries. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

Clinical trials for therapeutic products are normally done in three phases. Phase 1 clinical trials are typically conducted with a small number of patients or healthy volunteers to determine the safety profile, the pattern of drug distribution and metabolism and early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients afflicted with a target disease in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease in order to provide enough data for the statistical proof of safety, efficacy, and potency required by the FDA and other regulatory authorities. For life-threatening diseases, initial human testing generally is done in patients afflicted with the target disease rather than healthy volunteers. These studies may provide results traditionally obtained in Phase 2 trials and are referred to as “Phase 1/2” trials. In some special cases where the efficacy testing of a product may present a special challenge to testing in humans, such as in the case of a vaccine to protect healthy humans from a life-threatening disease that is not a naturally occurring threat, effectiveness testing may be required in animals.

Obtaining FDA approval is a costly and time-consuming process. Generally, in order to gain FDA pre-market approval, preclinical studies must be conducted in the laboratory and in animal model systems to gain preliminary information on efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an application for an IND which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the proposed clinical investigations.

A company must sponsor and file an IND for each proposed product and must conduct clinical studies to demonstrate the safety, efficacy, and potency that are necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and it may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients. Human DNA vaccines and therapeutics are a new category of products and the clinical trial period may be lengthy or the number of patients or human volunteers may be numerous in order to establish safety, efficacy, and potency.

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

A new rule recently published by the FDA, known commonly as the “Animal Rule,” attempts to establish requirements for demonstrating effectiveness of drugs and biological products in settings where clinical trials for efficacy are not feasible or ethical. The rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in two appropriate species of animal. We believe that with appropriate guidance from the FDA, the Animal Rule will be the rule under which we may seek and win market approval for a gene-based product designed to treat or prevent a disease for which clinical efficacy trials are neither feasible nor ethical, such as our DNA vaccine for anthrax. At the moment, it is not clear whether the application of the Animal Rule would result in expedited or protracted development time or regulatory review of a market application.

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

Before marketing clearance is secured, the manufacturing facility will be inspected for compliance with current Good Manufacturing Practices, or cGMP, by FDA inspectors. The manufacturing facility must satisfy cGMP requirements prior to marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for cGMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

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

Human Resources

As of March 1, 2004, we had 161 full-time employees, including 27 with doctorate degrees. Of these full-time employees, 129 are engaged in, or directly support, research and development activities, and 32 are in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available on our website at http://www.vical.com as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC.

Executive Officers

The executive officers of Vical are elected annually by the Board of Directors. Our executive officers are as follows:

Name	Age(1)	Position
Vijay B. Samant	51	President, Chief Executive Officer and Director
David C. Kaslow, M.D.	45	Chief Scientific Officer
Martha J. Demski	51	Vice President, Chief Financial Officer, Treasurer and Secretary
Alan E. Dow, J.D., Ph.D.	48	Vice President and General Counsel

(1)As of December 31, 2003.

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

David C. Kaslow, M.D., joined us as Chief Scientific Officer in October 2001. Dr. Kaslow has more than 15 years of vaccine research experience. Dr. Kaslow joined Merck in February 1999 as Senior Director, Vaccine Research, and was employed by Merck, most recently as Head of the Department of Vaccine Research and Technology, until he joined Vical. From 1986 to 1999, he held various senior research positions at the NIH, including Head of the Recombinant Protein Development Unit and the Malaria Vaccine Development Unit at the Laboratory of Parasitic Diseases. Dr. Kaslow has been awarded numerous professional honors, including the U.S. Public Health Service Outstanding Service Medal. He has published more than 120 scientific papers, and authored more than 20 review articles and book chapters. He holds or co-holds 13 patents. Dr. Kaslow received his M.D. from the School of Medicine at the University of California, San Francisco, in 1983 and his bachelor’s degree from the University of California, Davis, in 1979.

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

Alan E. Dow, J.D., Ph.D., joined us in June 2001 as Vice President and General Counsel. Dr. Dow came to Vical from Pillsbury Winthrop LLP, where he was a Senior Attorney practicing general corporate and intellectual property law for clients in the United States and abroad from 2000 until he joined Vical. His focus was in the areas of biotechnology, genomics, pharmaceuticals, agricultural biotechnology and chemistry. From 1998 to 2000, Dr. Dow was Corporate Counsel, Intellectual Property, for Pharmacia Corporation, and from 1994 to 1998 he was an Associate Attorney with Klarquist, Sparkman, Campbell, Leigh & Whinston of Portland, Oregon. Dr. Dow earned his J.D. from Stanford Law School in 1994, his Ph.D. from Harvard University in 1992, and his B.S. degree in chemistry, with high distinction, from the University of Maine at Orono in 1977.

Additional Business Risks

You should consider carefully the risks described below, together with all of the other information included in this report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

None of our products has been approved for sale, and we have only one product candidate in Phase 2 clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

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

For example, in 2002 we announced that the efficacy data from our low-dose Phase 3 registration trial with Allovectin-7® in patients with metastatic melanoma would not support a registration submission with the FDA. We also announced in 2002 that further independent development of Allovectin-7® for head and neck cancer, and of Leuvectin® for kidney cancer and prostate cancer, was not justified in light of our other priorities. As a result, our only product candidate currently in clinical trials is high-dose Allovectin-7® for metastatic melanoma, which is currently in Phase 2 clinical trials.

Additionally, we are in preclinical stages of research and development of vaccine candidates for infectious diseases such as CMV and anthrax. These vaccine candidates will require significant costs to advance through the development stages. If such vaccine candidates are advanced to clinical trials, the results of such trials may not support FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

To date, we have not sold or received approval to sell any products. We do not expect to sell any products for the next several years. Our net losses were approximately $24.4 million, $27.9 million and $9.2 million for 2003, 2002 and 2001, respectively. As of December 31, 2003, we have incurred cumulative net losses totaling approximately $114.8 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For 2004, we have forecast a net loss of between $26 million and $29 million. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. For example, we currently have on file an effective shelf registration statement with the SEC seeking to register an aggregate of up to $50 million of common stock or preferred stock. However, we may not be able to raise additional funds on favorable terms, or at all. In December 2003, we received a commitment letter from the leasing division of a bank to provide us with up to $8.5 million of financing for tenant improvements and equipment. We have accepted the terms of this commitment letter subject to completing final  lease documentation. The financial covenants of the proposed agreement would require us to maintain cash collateral equal to the amount of outstanding borrowings. The bank would have a secured interest in any equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, are less than $45 million, we would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, we would expect that our restricted cash deposits securing the lease would be returned to us, but we would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

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

Our product candidates under development and those of our collaborators and licensees are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example:

•                  The FDA has not established guidelines concerning the scope of clinical trials required for gene-based therapeutic and vaccine products,

•                  The FDA has provided only limited guidance on how many subjects it will require to be enrolled in clinical trials to establish the safety and efficacy of gene-based products, and

•                  Current regulations and guidances are subject to substantial review by various governmental agencies.

Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our ability to develop and commercialize our products. Delays could:

•                  Impose costly procedures on our activities,

•                  Diminish any competitive advantages that we attain, or

•                  Negatively affect our results of operations and cash flows.

We believe that the FDA and comparable foreign regulatory bodies will regulate separately each product containing a particular gene depending on its intended use. For example, an advisory committee meeting may be required before the FDA would allow Phase 1 human clinical testing of our anthrax vaccine to begin. Presently, to commercialize any product we must sponsor and file a regulatory application for each proposed use. We then must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The results obtained so far in our clinical trials may not be replicated in our ongoing or future trials. This may prevent any of our potential products from receiving FDA approval.

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

In March 2003, the FDA proposed a new rule on “Safety Reporting Requirements for Human Drug and Biological Products” that would change the reporting requirements for drugs and biological products, such that any serious adverse event that cannot be definitely excluded as related to the product will be reported in an expedited manner. At present, sponsors of clinical research typically report on an annual basis all serious adverse event reports that have been deemed to be “unlikely” or “improbable.” The effect of this proposed rule will likely be to increase the number of expedited reports of serious adverse events reported to the FDA, which may create a perception of increased adverse events and higher risk profiles, despite no change in the actual severity or the actual number of adverse events that occur in the course of a product’s development.

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, diseases which can themselves be life-threatening. For example, one patient who had undergone treatment with Allovectin-7® for advanced metastatic melanoma died more than two months later of progressive disease and numerous other factors after receiving multiple other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient’s death.

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

We are the assignee of 31 issued U.S. and foreign patents. We are also co-assignee, together with Pasteur Mérieux Sérums et Vaccins, subsequently Aventis Pasteur, and the University of Texas Health Science Center of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core gene delivery technology that was maintained after an opposition proceeding but is subject to requests for four TFIs, and a patent in Europe related to our core gene delivery technology that was revoked as a result of an opposition and is currently under appeal.

We are also prosecuting 70 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technology, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Four of the pending foreign patent applications are international patent applications under the PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

For example, our core DNA delivery technology is covered by a European patent that has been issued and revoked as a result of an opposition in Europe, and a Japanese patent that was originally revoked but subsequently reinstated in Japan. In addition, our core DNA delivery technology is covered by a patent that was allowed and then withdrawn as a result of a protest procedure in Canada. We are currently appealing the European revocation, have responded to TFI requests in Japan, and are continuing prosecution of the patent that was opposed in Canada, but if our actions do not succeed, we may lose all or part of our proprietary protection on our product candidates in these countries or regions.

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

We are currently involved in several legal proceedings involving our intellectual property rights. Our core DNA delivery technology was covered by a patent issued in Europe in 1998, which was subsequently opposed by seven companies under European patent procedures. This patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the EPO. In April 2002, we filed an appeal, which is still pending, seeking to overturn this initial ruling. Our core DNA delivery technology is also covered by a Canadian patent that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. We have responded to the protests and are continuing prosecution of the application in the Canadian Patent Office.

In addition, our core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the JPO on formal and substantive grounds. We filed a rebuttal response to the revocation which resulted in the maintenance of the patent. Based on our arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. We also received notice that four TFI requests against this patent were filed in the JPO by two companies. We filed responses to the TFI requests in a timely manner and are awaiting further action by the JPO.

A European patent issued in 2003, covers a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. Through the EPO web site, we understand that this patent has been opposed, although we are awaiting formal notification by the EPO. We intend to respond in a timely manner.

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002. We have received notice from the EPO that one company filed an opposition in December 2002 alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible in February 2003. We filed a rebuttal response to the opposition in a timely manner and are awaiting further action by the EPO.

A lawsuit was filed against us in July 2003 by the WARF in the United States District Court for the Western District of Wisconsin. This lawsuit concerns the interpretation of payment provisions of a license agreement that we entered into with the WARF in 1991, and payments made under this agreement. The WARF seeks a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and additional compensation from us, the amount of which is unspecified in the WARF’s complaint. We have counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we have entered into an agreement to manufacture bulk DNA vaccines for the VRC. In connection with this agreement, the VRC has agreed to provide a 500-liter fermenter and related purification equipment being furnished as GFE in our PCC manufacturing facility. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies. In addition, we may fail to perform our responsibilities under these agreements. We may also be unsuccessful in entering into additional agreements with government agencies.

There are only a limited number of other contractors that could perform under the bulk DNA vaccines manufacturing contract in the unlikely event that we were unable to perform. The price they might charge could be more than what we would charge based on their capacity, utilization, size of order and other factors. Accordingly, we are unable to estimate a range of potential cost that we could be required to pay if the VRC were to engage a substitute contractor to meet any performance obligations that we were unable to meet.

We have limited experience in manufacturing our product candidates in commercial quantities. We may not be able to comply with applicable manufacturing regulations or produce sufficient product for contract or commercial purposes.

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s cGMP regulations. We may not be able to comply with the cGMP regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. In addition, we must complete the installation and validation of a large-scale fermenter and related purification equipment in order to produce the quantities of product expected to be required under certain contract manufacturing agreements or for commercial purposes. We do not have any experience in manufacturing at this scale. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of our large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing arrangements.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and minor amounts of low-level radioactive compounds. Our hazardous materials include certain compressed gases, flammable liquids, acids and bases, and other toxic compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We have insurance that covers our use of hazardous materials with the following coverage limits:  up to $25,000 per occurrence for losses related to the release of bio-contaminants, $1,000,000 per occurrence for losses from refrigerant contamination and $25,000 per occurrence for losses from radioactive contamination. Any liability could exceed the limits or fall outside the coverage of our insurance. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

We may have significant product liability exposure.

We face an inherent business risk of exposure to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We also have potential liability for products manufactured by us on a contract basis for third parties. These risks are inherent in the development and manufacture of chemical and pharmaceutical products. Although we currently maintain product liability insurance in the amount of $10 million in the aggregate, this insurance coverage may not be sufficient, and we may not be able to obtain sufficient coverage in the future at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products developed by us or our collaborators, or our ability to manufacture products for third parties. To date, no product liability claims have been filed against us. However, if we are sued for any injury caused by our technology or products, or by third-party products that we manufacture, our liability could exceed our insurance coverage and total assets.

Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During the three-year period ended December 31, 2003, our stock price has ranged from $2.12 to $20.50. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, we may in the future be the target of this litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources, and could seriously harm our business.

The ability of our investors to seek remedies against Arthur Andersen LLP, who audited some of the financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2002 and 2001, and this Annual Report on Form 10-K, may be significantly limited.

Our annual financial statements for the year ended December 31, 2001, which were included in our Annual Reports on Form 10-K for the years ended December 31, 2002 and 2001, and are included in this Annual Report, were audited by Arthur Andersen LLP. We dismissed Arthur Andersen as our independent public accountants effective April 16, 2002. After reasonable efforts, we were unable to obtain Arthur Andersen’s written consent to incorporate by reference its report dated February 1, 2002, with respect to these audited financial statements. The absence of this consent may limit the ability of investors to seek remedies against Arthur Andersen for any untrue statement of a material fact contained in these financial statements, or any omission of a material fact required to be stated in these financial statements. In addition, as a practical matter, any claims that may be available under federal securities laws against auditing firms may not be available against Arthur Andersen due to the diminished amount of assets of Arthur Andersen that are or in the future may be available for claims.

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

In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 2.	PROPERTIES

We lease approximately 120,000 square feet of manufacturing, research laboratory and office space in northern San Diego, California, at four sites and with four leases. Our newest leased facility, known as PCC, has approximately 68,400 square feet of manufacturing, research laboratory and office space. This site allowed us to consolidate most of our operations and offices while increasing our manufacturing capacity for both clinical and commercial production, with the addition of a 500-liter fermenter and associated processing equipment being furnished by the government as GFE. We began occupying PCC in March 2003. This lease terminates in 2017. We have the option to renew this lease for three additional five-year periods beyond the expiration, and we have a one-time purchase option at 110 percent of fair market value which we can exercise in year nine of the lease.

We currently hold three leases at three sites for our older manufacturing, research laboratories and offices, which do not terminate until the fourth quarter of 2004. In 2002, we initiated activities to sublease space that we intended to vacate after moving most of our employees to our new facility in 2003. We recorded an expense of $0.7 million in 2002 for the difference between our remaining lease obligations and the amounts we expect to recover by subleasing the vacated space, including a $0.2 million write-down of the unamortized balance of leasehold improvements. In 2003, we subleased the majority of the vacated space. We are negotiating to renew our lease on approximately 15,000 square feet in one facility for one year and approximately 10,000 square feet in another facility for five years. The lease on the third facility will not be renewed at termination.

We recognize level monthly rent expense over the entire lease period. The projected level monthly rental on PCC, excluding estimated common area maintenance costs, is approximately $231,000. The total current monthly rent on our older facilities, net of rental payments to be received pursuant to subleases, and excluding common area maintenance costs, is approximately $101,000.

Within our older facilities, we have manufactured sufficient quantities of pharmaceutical-grade product to supply our previous and ongoing clinical trials. In addition, we have manufactured preclinical and clinical supplies of DNA for our corporate collaborators, government agencies and numerous academic researchers. We expect our new facility to begin production in the second half of 2004.

ITEM 3.	LEGAL PROCEEDINGS

On July 29, 2003, the WARF filed a complaint against us in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement we entered into with the WARF in 1991, as well as fees related to our sublicense of certain inventions jointly owned by us and the WARF, the amount of which is unspecified in the WARF’s complaint. We intend to vigorously defend the suit and we have counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. Based on the information presently available to us, we do not believe the WARF’s claims are material to our business.

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

In addition, our core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the JPO, on formal and substantive grounds. We filed a rebuttal response to the revocation. Based on our arguments and supporting evidence in that response, the JPO decided to reinstate the patent in

July 2003. We also received notice that four TFI requests against this patent were filed in the JPO by two companies. We filed responses to the TFI requests in a timely manner and are awaiting further action by the JPO.

A European patent issued in 2003, covers a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. Through the EPO web site, we understand that this patent has been opposed, although we are awaiting formal notification by the EPO. We intend to respond in a timely manner.

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002. We have received notice from the EPO that one company filed an opposition in December 2002 alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible in February 2003. We filed a rebuttal response to the opposition in a timely manner and are awaiting further action by the EPO.

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us, except as noted above, and none of which, individually or in the aggregate, is deemed to be material to our financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq National Market under the symbol “VICL.” The following table presents quarterly information on the price range of high and low sales prices for our common stock on the Nasdaq National Market for the periods indicated since January 1, 2002.

	High	Low
2003
First Quarter	$3.69	$2.12
Second Quarter	5.12	2.45
Third Quarter	7.80	4.07
Fourth Quarter	6.39	4.45

2002
First Quarter	$12.48	$7.75
Second Quarter	10.14	4.60
Third Quarter	7.30	2.31
Fourth Quarter	4.24	2.56

As of March 1, 2004, there were approximately 443 stockholders of record of our common stock with 20,095,244 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any securities of the Company in the fourth quarter of 2003.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2003 with respect to both of our equity compensation plans in effect on that date.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders (1)	3,333,693	$10.74	1,210,077

(1)   Includes the Amended and Restated Stock Incentive Plan and the 1992 Directors Stock Option plan. As of December 31, 2003, we did not have any equity compensation plans that were not approved by our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data for each of the five years ended December 31, 2003. The information presented should be read in conjunction with the financial statements and notes included elsewhere in this report.

	Year ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statements of Operations Data:
Revenues(1):
License and royalty revenue	$2,066	$3,999	$7,572	$5,027	$8,294
Contract revenue	6,012	3,008	3,794	2,593	2,417
	8,078	7,007	11,366	7,620	10,711
Operating expenses:
Research and development	26,777	26,374	22,094	18,514	15,344
General and administrative	6,923	8,061	6,501	5,265	4,376
Write-down of investment(2)	482	4,200	—	—	—
Total operating expenses	34,182	38,635	28,595	23,779	19,720
Loss from operations	(26,104)	(31,628)	(17,229)	(16,159)	(9,009)
Investment income(3), (4)	2,067	3,984	8,286	9,357	2,229
Interest expense	(413)	(288)	(297)	(205)	(129)
Net loss before cumulative effect of accounting change	(24,450)	(27,932)	(9,240)	(7,007)	(6,909)
Cumulative effect of accounting change(1)	—	—	—	(1,510)	—
Net loss	$(24,450)	$(27,932)	$(9,240)	$(8,517)	$(6,909)
Net loss per common share (basic and diluted)	$(1.22)	$(1.39)	$(0.46)	$(0.43)	$(0.43)
Weighted average shares used in per share calculation(3)	20,091	20,079	20,032	19,689	16,136

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and marketable securities, including restricted(3)	$84,517	$111,513	$134,087	$148,144	$37,675
Working capital(3)	77,681	106,608	130,933	145,569	35,996
Total assets(3)	110,707	129,426	154,495	162,903	45,059
Long-term obligations	8,662	4,319	4,545	5,121	740
Stockholders’ equity(3)	89,822	114,307	142,159	150,794	38,669

(1)          In the fourth quarter of 2000, we changed our revenue recognition accounting policy to conform to the requirements of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” SAB 101, and reflected this change as a cumulative accounting change in the statement of operations.

(2)          In the first quarter of 2003 and in the third quarter of 2002, we recorded write-downs of $0.5 million and $4.2 million, respectively, to our investment in Corautus/VGI, as more fully described in Note 2 of the Notes to Financial Statements.

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

We have established relationships through licensing our technology to a number of commercial entities, including:

•                  Merck & Co., Inc.,

•                  Two divisions of Aventis S.A.:

•                  Aventis Pasteur, and

•                  Aventis Pharma S.A.,

•                  Merial,

•                  Aqua Health Ltd., an affiliate of Novartis Animal Health Inc.

•                  Invitrogen Corporation,

•                  Human Genome Sciences, Inc., and

•                  Corautus Genetics Inc., formerly Vascular Genetics Inc.

We have also licensed complementary technologies from:

•                  The University of Michigan,

•                  CytRx Corporation,

•                  Genetronics Biomedical Corporation,

•                  The National Institutes of Health,

•                  The U.S. Centers for Disease Control and Prevention,

•                  The Ohio State University, and

•                  The City of Hope National Medical Center.

To date, we have not received revenues from the sale of our products. We earn revenue from licensing access to our proprietary technology, and by performing services under research and development contracts and grants, and manufacturing contracts. We expect to incur substantial operating losses for at least the next several years, due primarily to the expansion of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs due to increased contract manufacturing activities, increased costs of our PCC facility, and possible advancement toward commercialization activities.

Losses may fluctuate from quarter to quarter as a result of differences in the levels of expenses incurred and the amounts of revenues received from various sources. Such fluctuations may be significant. As of December 31, 2003, our accumulated deficit was approximately $114.8 million. We expect our net loss for 2004 to be between $26 million and $29 million.

Results of Operations

Revenues were $8.1 million for the year ended December 31, 2003. License and royalty revenue for 2003 was $2.1 million and represented recognition of deferred license fees from Corautus, a license payment from Aqua Health Ltd. and royalty revenue. Contract revenue of $6.0 million for 2003, was from the NIH, the IAVI, the VRC and the ONR, and included $1.9 million of grant revenue for an anthrax SBIR grant.

Revenues for the year ended December 31, 2002, were $7.0 million, compared with revenues of $11.4 million for the year ended December 31, 2001. License and royalty revenue in 2002 was $4.0 million and consisted of recognition of license payments from Merial and Centocor totaling $1.5 million, recognition of deferred license fees primarily from Merial and VGI totaling $1.5 million, and royalty revenue of $1.0 million on the sale of proprietary lipids by Invitrogen. Contract revenue in 2002 was $3.0 million and included revenues from the NIH, the IAVI and the ONR. License and royalty revenue of $7.6 million in 2001 included scheduled milestone payments of $3.0 million from Merck and $1.0 million from Centocor, and royalty and other revenue of $1.0 million. License revenue in 2001 also included recognition of deferred license fees of $1.8 million from Merial and VGI, and of $0.8 million primarily from our agreement with Pfizer as a result of applying a change in accounting principle to conform to the requirements of SEC Staff Accounting Bulletin No. 101, or SAB 101. Contract revenue of $3.8 million for 2001 included $1.5 million of revenues from the contract with the ONR, revenue from contracts and grants with the NIH, and revenue from Pfizer and other agreements.

Our total operating expenses for the year ended December 31, 2003, were $34.2 million compared with $38.6 million for the same period in the prior year. Operating expenses for the years ended December 31, 2003 and 2002, included write-downs of investment of $0.5 million and $4.2 million, respectively, as more fully explained below.

Research and development expenses were $26.8 million for the year ended December 31, 2003, compared with $26.4 million in the comparable period in 2002. The increase in 2003 was due to higher facilities costs and personnel-related costs largely offset by lower clinical trial costs and the deferral of certain contract manufacturing costs which are not expensed until the related revenue is recognized upon product shipment. Research and development expenses increased to $26.4 million in 2002 compared with $22.1 million in 2001. This increase primarily was due to increased personnel costs, and higher facilities-related and preclinical costs. Clinical trial costs were $0.5 million in 2003 compared with $1.7 million in 2002. The decrease was due to completion of enrollment of the high-dose Allovectin-7® trial in July 2003. Clinical trial costs decreased to $1.7 million in 2002 compared with $3.2 million in 2001 due to completion of the low dose Allovectin-7® registration trials in 2002 and discontinuing the Leuvectin® kidney cancer trial.

In 2004, we expect research and development expense to increase as we expand our preclinical and clinical programs to broaden our future pipeline. We further expect these efforts to drive increases in spending for outside services, and costs related to intellectual property. We also expect to incur increased costs as a result of a full year of occupancy in PCC, increased contract manufacturing activities and possible preparation for commercialization activities associated with Allovectin-7®.

General and administrative expenses decreased to $6.9 million in 2003 compared with $8.1 million in 2002. The decrease in 2003 compared with 2002 was due to lower personnel-related costs, including lower incentive-based compensation expense, lower professional fees and lower facilities costs due to sublease loss accruals recorded in 2002. General and administrative expenses increased to $8.1 million in 2002 compared with $6.5 million in 2001. General and administrative expenses increased in 2002 compared with 2001 primarily due to increased personnel-related costs and increased facilities costs.

Operating expenses in 2003 and 2002 also included write-downs of our investment in VGI, now Corautus. In February 2000, we received shares of preferred stock in VGI in exchange for a license to our technology. The shares were recorded as an investment on the balance sheet at an estimated fair value of $5.0 million. No cash was received or paid by either party to this transaction. In September 2002, we wrote down the investment in VGI to $0.8 million based on objective values established as a result of a proposed merger between VGI and GenStar, a public company listed on the AMEX. The VGI shares continued to be reflected as an investment on the balance sheet at December 31, 2002. Operating expenses for the year ended December 31, 2003, also included a write-down of investment of $0.5 million in March 2003. In February 2003, GenStar and VGI completed their merger and created a new entity, Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on the AMEX. The value of our Corautus shares as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million compared with our recorded value of $0.8 million. Based on this market information, we wrote down our investment to $0.3 million in March 2003. The market value of our investment in Corautus at December 31, 2003, was approximately $1.0 million.

In the fourth quarter of 2002, we recorded an expense of $0.7 million for the expected loss on vacant leased space that was expected to be subleased at rental rates less than those incurred by us and on the unamortized balance of leasehold improvements. Of this amount, $0.5 million was reflected in general and administrative expense and $0.2 million was recorded in research and development expense. In 2003, we subleased the majority of the vacated space and recorded additional losses of $0.2 million, allocated equally between general and administrative and research and development expense, on subleases to provide for the loss on the sublease rentals and vacant space.

Investment income decreased to $2.1 million in 2003, compared with $4.0 million in 2002 and $8.3 million in 2001. Investment income included realized gains on sales of marketable securities of $0.2 million, $0.2 million and $1.1 million in 2003, 2002 and 2001, respectively. Investment income, excluding the gains on the sale of investments, decreased in these years primarily due to significantly lower investment rates of return. We expect lower investment income in 2004 compared with 2003 due to lower investment balances.

Interest expense was $0.4 million in 2003, compared with $0.3 million in 2002 and 2001. Indebtedness for capital leases was higher in each year compared to the prior year, however, in 2002 lower outstanding balances on bank debt and lower interest rates offset this increase compared with 2001. Interest expense is expected to increase in 2004 due to higher capital lease obligations incurred mostly in 2003 related to the increased capital spending principally for PCC.

For 2003, we reported a net loss of $24.4 million, or $1.22 per share, compared with a net loss of $27.9 million, or $1.39 per share, for 2002. Net loss for 2003 included a $0.5 million write-down of our investment in VGI, and net loss for 2002 included a $4.2 million write-down of this investment. Excluding the impact of these write-downs, the 2003 loss was higher primarily because the decline in investment income more than offset the increase in revenues in 2003. Net loss for 2001 was $9.2 million or $0.46 per share. Net loss for 2002 was higher than for 2001 due to lower revenues, higher expenses, the write-down of our VGI investment and lower investment income, as explained above.

Other Matters

Since inception, we estimate that we have spent approximately $183 million on research and development. Approximately $69 million of this amount was for our two cancer programs, Allovectin-7®, which is currently in a high-dose Phase 2 trial in melanoma, but for which we have elected not to proceed with a BLA filing for a low dose based on low-dose clinical trial results, and Leuvectin®, for which development was discontinued in September 2002 due to other priorities. We expect the high-dose Phase 2 trial to determine whether higher dosing will provide the level of efficacy needed to support further development. From inception, we have spent about $51 million in our Allovectin-7® program. If future trials are needed, this would add to the time and cost of development. From inception, we have spent approximately $18 million in our Leuvectin® program. From inception, we have spent approximately $4 million on our malaria program.

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

Costs incurred by major program for each of the three years in the period ended December 31, 2003, were as follows (in thousands):

	2003	2002	2001
Allovectin-7®	$5,152	$8,704	$8,829
Leuvectin®	190	1,319	1,987
Anthrax	6,641	1,582	—
CMV	7,208	1,319	—
Malaria	308	527	1,324
Other research and development, and technology enhancements	7,278	12,923	9,954
Total R&D spending	$26,777	$26,374	$22,094

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of common stock and preferred stock, public offerings of common stock, and revenues from collaborative agreements. As of December 31, 2003, we had working capital of approximately $77.7 million, compared with $106.6 million at December 31, 2002. Cash and marketable securities, including restricted securities, totaled approximately $84.5 million at December 31, 2003, compared with $111.5 million at December 31, 2002.

Cash used in operating activities increased to $21.3 million for 2003, compared with $19.7 million in 2002 due to cash payments resulting in a decrease in the outstanding balance of accounts payable primarily related to construction payments, and increased prepayments on manufacturing contracts, partially offset by reimbursement of certain construction costs by our landlord and collection of interest receivable. Cash used to acquire other assets was lower in 2003 than in the corresponding period in 2002 because of the rent deposit we paid on our new facility in 2002. Net loss for both 2003 and 2002, also included noncash write-downs of our investment in VGI, now Corautus, as more fully explained under “Results of Operations” above.

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

Cash provided from investing activities was $8.5 million for 2003, compared with $10.3 million in 2002. In 2003, our net sales of marketable securities yielded $13.5 million of cash compared with net sales of $11.5 million in 2002. In 2003, we also sold restricted marketable securities and purchased restricted cash equivalents that are used as collateral to support a letter of credit. Capital expenditures for 2003 increased from the same period in the prior year due to capital purchases for, and improvements to, our new facility. Additionally, spending for licensed technology and patents increased from the same period in the prior year. Cash provided from investing activities was $10.3 million in 2002 compared with $35.5 million in 2001. Net sales of securities were lower in 2002 because in 2001 we sold marketable securities and invested in cash equivalents of a shorter term. In 2001, we also paid $3.8 million for a license to certain technology. Capital expenditures were higher in 2001 because we borrowed under a financing agreement to expand the research facility. In 2002, most of the cash expenditures for PCC were funded by the landlord as part of the tenant improvement allowance provided in the lease agreement.

Cash used in financing activities in 2003 was $3.2 million compared with $1.7 million for the same period in 2002. Payments on capital lease obligations for 2003 increased compared with 2002 due to higher balances of capital lease obligations. Cash used in financing activities in 2002 was $1.7 million compared with cash provided from financing activities of $0.1 million in 2001. The increased use of cash in 2002 compared with 2001 was primarily a result of having no proceeds from notes payable in 2002 compared with $1.1 million of proceeds from notes payable in 2001. An increase in payments on notes payable and capital lease obligations in 2002 compared with 2001 also contributed to the increase in cash used in financing activities. To finance certain leasehold improvements we borrowed from a bank $1.1 million in 2001. This borrowing converted to a term loan payable over 42 months in June 2001. The term loan bears interest approximating the bank’s prime rate. At December 31, 2003, outstanding borrowings under the term loan were $0.3 million, at an interest rate of 4.0 percent.

In 2004, we expect that our total net cash used may differ from our projected net loss principally because of timing of cash receipts on certain contract work.

Capital equipment spending, including amounts financed under capital leases, is expected to be lower in 2004 compared with 2003 because we completed most of our capital improvements to the PCC facility in 2003. In December 2003, we received a commitment letter from the leasing division of a bank to provide us with up to $8.5 million of financing for tenant improvements and equipment. We have accepted the terms of this commitment letter subject to completing final lease documentation.

We expect to incur substantial additional research and development expenses and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. We cannot assure that additional financing will be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2005.

We do not utilize “special purpose entities” for any transactions.

Contractual Obligations

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt	$340	$340	$—	$—	$—
Capital Lease Obligations	12,384	4,591	6,615	1,178	—
Operating Leases	44,213	4,349	5,460	5,740	28,664
Unconditional Purchase Obligations	889	889	—	—	—
Other Long-Term Obligations(1)	—	—	—	—	—
Total Contractual Cash Obligations	$57,826	$10,169	$12,075	$6,918	$28,664

(1) Certain long-term liabilities reflected on our balance sheet are not presented in this table because they are already reflected in operating lease commitments, or do not require cash settlement in the future.

In addition, we have undertaken certain commitments under agreements with collaborators, and our officers and directors. Under the license agreements with our collaborators, we have agreed to continue to maintain and defend the patent rights licensed to the collaborators. In addition, we have entered into indemnification agreements with each of our officers and directors which would indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

Under employment agreements with four of our officers, we are also obligated to pay salary continuation if we terminate an officer’s employment without “cause,” or if an officer resigns for “good reason,” as defined in the agreements. We would continue to pay at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. Total payments due under these employment agreements would have been $1.0 million at December 31, 2003.

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

Intangible assets. We capitalize the license fees we pay to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated average useful life of the technology, which is generally ten years. We also capitalize certain costs related to patent applications. Accumulated costs are amortized over the estimated economic life of the patent, which is generally 20 years and usually commences at the time the patent application is filed. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are amortized using the straight-line method. We review long-lived assets and intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If assets are to be disposed of, they are reported at the lower of the carrying amount or fair value less costs to sell. Loss of legal ownership or rights to patents or licensed technology, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

Deferred tax assets. Deferred tax assets are recorded net of a 100% valuation allowance. This valuation allowance reduces the gross deferred tax assets to the amount that we believe is more likely than not realizable. We considered projections of future taxable income, past operating results and tax planning strategies in making this determination.

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.5 million, $1.7 million, and $3.2 million for 2003, 2002 and 2001, respectively. No material revisions to the estimates were made in the periods presented.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.6 million at December 31, 2003, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we may need to make a change in our estimated accrual, which could also affect our results of operations and cash flow. No material adjustments were made to the accruals in the periods presented.

Revenue recognition

We earn revenue from licensing our proprietary technology and by performing services under research and development contracts and grants, and service contracts. In general, revenue is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determined, and collection is reasonably assured. Any initial license or option payment received under an agreement under which we also provide research and development services is recognized as revenue over the term of the research and development period. Payments for options on a license to our technology are recognized as revenue over the option period. Fees paid to extend an option are recognized as revenue over the option extension period. Upfront license payments are recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as agreed-upon events representing the achievement of substantive steps in the development process are achieved, or the passage of time, and where the amount of the milestone payment approximates the value of achieving the milestone, and collection of payment is reasonably assured. Royalty revenue is recognized as the cash is received from the licensee.

Revenue under research and development contracts and grants, and manufacturing and regulatory service contracts, except for fixed-price contracts, is recognized as the research and development expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met. We do not recognize revenue on contract change orders until the service is performed and we have a signed modification for additional funding for the contract. Prior to that time, any costs incurred for change orders on contracts are deferred if it is highly probable that we will receive a signed modification, or if we have received a signed modification, increasing the funding under the contract which will allow us to recover the costs incurred. Otherwise, the costs are expensed as incurred. Once the signed modification for additional funding is received, the deferred costs and any related revenue are both recognized. Advance payments received in excess of amounts earned are classified as deferred revenue.

We also have entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Under these contracts, revenue is recognized when the product is shipped, and any deferred manufacturing costs are recognized as expense at that time.

Recent Accounting Pronouncements

In October 2002, the FASB revised the approach for Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses certain aspects of the accounting under arrangements where a company will perform multiple revenue generating activities. EITF Issue No. 00-21 provides guidance on when and how an arrangement should be divided into a separate unit of accounting, and when and how much revenue can be recognized on the different units delivered in particular to license, research and development and contract manufacturing agreements often entered into by companies in the biotechnology industry. We have entered into fixed price manufacturing contracts which we believe would qualify for multiple element accounting under EITF Issue No. 00-21. In certain cases, this might allow us to recognize a portion of the revenue before all of the multiple elements are delivered. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on our financial position or results of operations for the year ended December 31, 2003.

In December 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104, or SAB 104, “Revenue Recognition”, which superseded SAB 101, “Revenue Recognition in Financial Statements,” and became effective upon issuance. SAB 104 rescinded the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of the aforementioned EITF 00-21. SAB 104 also rescinded the SEC’s related “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” issued with SAB 101 that had been codified in SEC Topic 13, “Revenue Recognition.” SAB 104 incorporates the guidance on revenue recognition under EITF 00-21, however, the basic revenue recognition principles of SAB 101 remain substantially the same under SAB 104, which was effective upon issuance. Our adoption of SAB 104 did not have a material effect on our financial position or results of operations.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” or FIN 46. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. FIN 46 applies immediately to variable interest in variable interest entities created after January 31, 2003, and to variable interest in variable interest entities obtained after January 21, 2003. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003, if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective. The application of this interpretation did not have a material effect on our consolidated financial statements.

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Interest Entities,” which supercedes FIN 46. The application of the revised interpretation is required in the financial statements of companies that have interests in special purpose entities for periods after December 15, 2003. The application of this interpretation did not have a material effect on our consolidated financial statements.

We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. We have provided the required disclosure in Note 1 of the Notes to Financial Statements.

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

Beginning March 31, 2003, marketable securities also included our investment in common stock of Corautus. Any subsequent change in the fair value of the Corautus shares we own, based on the market price of the listed shares, is reflected as an unrealized gain or loss in the stockholders’ equity section of our balance sheet at the end of each quarter, provided any reduction in value is not due to impairment which is other than temporary. See Note 2 of the Notes to Financial Statements for further details.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions:  a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.5 million lower than the reported fair value of our non-equity investments at December 31, 2003. At December 31, 2003, our unrealized gain on marketable securities was $0.8 million, including an unrealized gain of $0.7 million on our investment in Corautus. We expect lower investment income in 2004 compared with 2003 due to lower investment balances.

The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk-sensitive instruments outstanding at December 31, 2003, and December 31, 2002, we believe that there were no material market risk exposures to our financial position, results of operations or cash flows as of such dates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 16, 2002, we terminated the engagement of Arthur Andersen LLP, or Andersen, as our independent auditor. The decision to terminate the engagement of Andersen was recommended by the Audit Committee of our Board of

Directors. Andersen did not prepare a report on our financial statements for the fiscal years ended December 31, 2003 or 2002.

During the interim period between December 31, 2001, and April 16, 2002, there was no disagreement between Andersen and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter of the disagreement in connection with a report on our financial statements; and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

Effective April 30, 2002, we engaged KPMG LLP, or KPMG, as our independent auditor for the fiscal year ended December 31, 2002. During the fiscal years ended December 31, 2003 and 2002, neither we nor anyone acting on our behalf consulted with KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on our financial statements, or any matters or reportable events as defined in Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting during the three months ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Information required by this item regarding our directors is incorporated by reference from the information under the caption “Election of Directors” in our Proxy Statement. Information required by this item concerning compliance with Section 16(a) of the Securities Act is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, and is incorporated herein by reference. Additional required information concerning our executive officers is contained in Part I of this report.

The information required by this item concerning our Code of Business Conduct and Ethics is set forth under the caption “Code of Business Conduct and Ethics” in our Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our Proxy Statement.

The equity compensation plan information required by this item will be set forth under the caption “AMENDMENT OF THE STOCK INCENTIVE PLAN—Equity Compensation Plan Information” in our Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information contained under the caption “Certain Transactions” contained in our 2004 Definitive Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth under the caption “RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS—Fees of Former and Current Principal Accounting Firm” in our Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)                                  (1)                                 Financial Statements

The independent auditors’ reports and financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

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

(b)                                  Reports on Form 8-K

On November 5, 2003, we filed a Current Report on Form 8-K to disclose a press release announcing our financial results for the three months and nine months ended September 30, 2003.

(c)                                  Exhibits

Exhibit Number	Description of Document
3.1(i)(9)	Restated Certificate of Incorporation.
3.1(ii)(9)	Amended and Restated Bylaws of the Company.
4.1(9)	Specimen Common Stock Certificate.
4.2(2)	Rights Agreement dated as of March 20, 1995, between the Company and First Interstate Bank of California.
4.3(10)	Stock Purchase Agreement dated November 3, 1997, between the Company and Merck & Co., Inc.
4.4(11)	Stock Purchase Agreement dated as of January 22, 1999, between the Company and Pfizer Inc.
10.1(4)(a)	Amended and Restated Stock Incentive Plan of Vical Incorporated.
10.2(5)(a)	1992 Directors’ Stock Option Plan of Vical Incorporated.
10.3(19)(a)	Form of Indemnity Agreement between the Company and its directors and officers.
10.7(3)	Stock Purchase Agreement dated February 20, 1992.
10.8(3)	Lease dated December 4, 1987, between the Company and Nexus/GADCo.—UTC, a California Joint Venture, as amended.
10.9(6)(b)	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)(b)	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.
10.14(1)(b)	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.
10.16(7)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Aventis Pasteur).
10.17(8)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.19(10)(b)	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.20(12)	Amendment No. 4 to the Lease dated December 4, 1987, between the Company and Nippon Landic (U.S.A.), Inc., a Delaware Corporation (as successor in interest to Nexus/GADCo.-UTC).
10.21(13)(b)	License Agreement dated February 24, 2000, between the Company and Human Genome Sciences, Inc.
10.22(13)(b)	License Agreement dated February 24, 2000, between the Company and Vascular Genetics Inc.
10.23(14)(a)	Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.
10.24(15)(a)	Employment Agreement dated May 30, 2001, between the Company and Alan E. Dow.
10.25(16)(a)	Employment Agreement dated September 13, 2001, between the Company and David C. Kaslow.
10.26(18)(b)	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Aventis Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).
10.27(18)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.
10.28(18)(a)	Amendment dated February 5, 2002, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.
10.29(17)(a)	Employment Agreement dated June 17, 2002, between the Company and Alain P. Rolland.
10.30(19)(b)	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Aventis Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).
10.31(19)(a)	Amendment dated March 10, 2003, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.
10.32(20)(b)	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.33(c)	Agreement dated May 6, 2003, between the Company and SAIC-Frederick, Inc.
23.1	Consent of KPMG LLP.
23.2	Consent of Arthur Andersen LLP.
31.1

Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Martha J. Demski, Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Martha J. Demski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to the exhibit of the same number to the Company’s Report on Form 10-K for the fiscal year ended December 31, 1994 (No. 0-21088).
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.

(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (file No. 333-97019) filed on July 24, 2002.
(5)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-30181) filed on June 27, 1997.
(6)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(7)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(8)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(9)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(13)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(15)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(16)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
(17)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(18)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(19)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(20)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(a) Indicates management contract or compensatory plan or arrangement.

(b)         The Company has received confidential treatment of certain portions of this agreement which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(c)          The Company has requested confidential treatment of certain portions of this agreement which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(d)                                  Financial Statement Schedules

The financial statement schedules required by this item are set forth at the pages indicated in Item 15(a)(2) above.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2004.

VICAL INCORPORATED

By:	/s/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ VIJAY B. SAMANT	President,	March 11, 2004
Vijay B. Samant	Chief Executive Officer
and Director

/s/ MARTHA J. DEMSKI	Vice President,	March 11, 2004
Martha J. Demski	Chief Financial Officer,
Treasurer and Secretary

/s/ R. GORDON DOUGLAS, M.D.	Chairman of the Board of Directors	March 11 2004
R. Gordon Douglas, M.D.

/s/ ROBERT H. CAMPBELL	Director	March 11, 2004
Robert H. Campbell

/s/ M. BLAKE INGLE, PH.D.	Director	March 11, 2004
M. Blake Ingle, Ph.D.

/s/ PATRICK F. LATTERELL	Director	March 11, 2004
Patrick F. Latterell

/s/ GARY A. LYONS	Director	March 11, 2004
Gary A. Lyons

/s/ ROBERT C. MERTON, PH.D.	Director	March 11, 2004
Robert C. Merton, Ph.D.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of

Vical Incorporated:

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2003 and 2002 and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 1, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
San Diego, California
February 6, 2004, except as to the third paragraph of Note 13, which is as of March 4, 2004.

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

/s/ ARTHUR ANDERSEN LLP
San Diego, California
February 1, 2002

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ANDERSEN”) IN CONNECTION WITH VICAL INCORPORATED’S FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE U.S. SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING FINANCIAL STATEMENTS AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE EXHIBIT 23.2 FOR FURTHER DISCUSSION.

VICAL INCORPORATED

BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current Assets:
Cash and cash equivalents	$16,573,912	$32,608,954
Cash equivalents—restricted	2,355,700	—
Marketable securities—available-for-sale	65,588,091	76,606,286
Marketable security—restricted	—	2,298,240
Receivables and other	5,386,211	5,893,491
Total current assets	89,903,914	117,406,971

Investment	—	800,000
Property and Equipment:
Equipment	17,922,355	10,180,279
Leasehold improvements	8,426,848	4,687,877
	26,349,203	14,868,156
Less—accumulated depreciation and amortization	(12,013,962)	(9,925,642)
	14,335,241	4,942,514
Intangible assets, net	5,870,123	5,642,372
Other assets	597,912	634,091
	$110,707,190	$129,425,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,626,914	$7,369,546
Current portion of capital lease obligations	3,918,118	1,267,974
Current portion of notes payable	340,476	633,333
Current portion of deferred revenue	2,337,019	1,528,409
Total current liabilities	12,222,527	10,799,262

Long-Term Obligations:
Long-term obligations under capital leases	7,196,376	1,976,920
Notes payable	—	340,476
Deferred revenue	131,130	949,315
Deferred lease credits	1,334,880	1,052,726
Total long-term obligations	8,662,386	4,319,437

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized— none outstanding	—	—
Common stock, $0.01 par value—40,000,000 shares authorized— 20,092,594 and 20,091,344 shares issued and outstanding at December 31, 2003, and December 31, 2002, respectively	200,926	200,913
Additional paid-in capital	203,607,418	203,554,007
Accumulated other comprehensive income	798,223	887,068
Accumulated deficit	(114,784,290)	(90,334,739)
Total stockholders’ equity	89,822,277	114,307,249
	$110,707,190	$129,425,948

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001

Revenues:
License and royalty revenue	$2,066,029	$3,999,363	$7,572,190
Contract revenue	6,012,400	3,007,848	3,793,900
	8,078,429	7,007,211	11,366,090

Operating expenses:
Research and development	26,777,241	26,374,443	22,094,460
General and administrative	6,922,310	8,060,610	6,500,933
Write-down of investment	482,217	4,200,000	—
	34,181,768	38,635,053	28,595,393

Loss from operations	(26,103,339)	(31,627,842)	(17,229,303)

Other income (expense):
Investment income	2,066,608	3,983,594	8,285,889
Interest expense	(412,820)	(288,246)	(296,577)
Net loss	$(24,449,551)	$(27,932,494)	$(9,239,991)

Net loss per common share (basic and diluted)	$(1.22)	$(1.39)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per common share	20,091,436	20,078,591	20,032,360

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2003

			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Total Comprehensive Loss

	Common Stock
	Shares	Amount
BALANCE, December 31, 2000	20,011,244	$200,112	$203,106,680	$649,658	$(53,162,254)	$150,794,196	$(7,726,414)
Stock option exercises	45,100	451	281,889	—	—	282,340
Non-cash compensation expense related to grant of stock options	—	—	155,416	—	—	155,416
Unrealized gain on marketable securities arising during holding period							$1,250,651
Reclassification of realized gain included in net loss							(1,083,644)
Unrealized gain on marketable securities	—	—	—	167,007	—	167,007	167,007
Net loss	—	—	—	—	(9,239,991)	(9,239,991)	(9,239,991)
BALANCE, December 31, 2001	20,056,344	200,563	203,543,985	816,665	(62,402,245)	142,158,968	$(9,072,984)
Stock option exercises	35,000	350	8,451	—	—	8,801
Non-cash compensation expense related to grant of stock options	—	—	1,571	—	—	1,571
Unrealized gain on marketable securities arising during holding period							$282,790
Reclassification of realized gain included in net loss							(212,387)
Unrealized gain on marketable securities	—	—	—	70,403	—	70,403	70,403
Net loss	—	—	—	—	(27,932,494)	(27,932,494)	(27,932,494)
BALANCE, December 31, 2002	20,091,344	200,913	203,554,007	887,068	(90,334,739)	114,307,249	$(27,862,091)
Stock option exercises	1,250	13	2,874	—	—	2,887
Non-cash compensation expense related to grant of stock options	—	—	50,537	—	—	50,537
Unrealized gain on marketable securities arising during holding period							$100,699
Reclassification of realized gain included in net loss							(189,544)
Unrealized loss on marketable securities	—	—	—	(88,845)	—	(88,845)	(88,845)
Net loss	—	—	—	—	(24,449,551)	(24,449,551)	(24,449,551)
BALANCE, December 31, 2003	20,092,594	$200,926	$203,607,418	$798,223	$(114,784,290)	$89,822,277	$(24,538,396)

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001

OPERATING ACTIVITIES:
Net loss	$(24,449,551)	$(27,932,494)	$(9,239,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,542,821	2,736,305	1,882,877
Write-down of investment	482,217	4,200,000	—
Loss on sublease	249,140	720,000	—
Compensation expense related to grant of stock options	50,537	1,571	155,416
Deferred lease credits	282,154	1,052,726	—
Change in operating assets and liabilities:
Receivables and other	507,280	(1,257,957)	(222,457)
Other assets	36,179	(328,746)	(135,043)
Accounts payable and accrued expenses	(1,991,772)	2,360,541	596,474
Deferred revenue	(9,575)	(1,272,059)	(1,412,692)
Net cash used in operating activities	(21,300,570)	(19,720,113)	(8,375,416)

INVESTING ACTIVITIES:
Sales of marketable securities	123,371,186	101,610,544	188,382,838
Purchases of marketable securities	(109,825,814)	(90,093,258)	(146,903,472)
Purchase of restricted cash equivalents	(2,355,700)	—	—
Capital expenditures	(1,856,797)	(497,657)	(2,004,907)
Licensed technology expenditures	(80,000)	—	(3,750,000)
Patent expenditures	(744,443)	(762,562)	(188,140)
Net cash provided from investing activities	8,508,432	10,257,067	35,536,319

FINANCING ACTIVITIES:
Issuance of common stock, net	2,887	8,801	282,340
Proceeds from notes payable	—	—	1,107,700
Payments on notes payable	(633,333)	(657,144)	(502,380)
Principal payments under capital lease obligations	(2,612,458)	(1,015,725)	(792,582)
Net cash (used in) provided from financing activities	(3,242,904)	(1,664,068)	95,078

Net (decrease) increase in cash and cash equivalents	(16,035,042)	(11,127,114)	27,255,981

Cash and cash equivalents at beginning of year	32,608,954	43,736,068	16,480,087

Cash and cash equivalents at end of year	$16,573,912	$32,608,954	$43,736,068

Supplemental Disclosure of Cash Flow Information:

Cash paid during the year for interest	$458,630	$291,425	$326,704

Non-Cash Investing and Financing Activities:
Investment accounted for on the cost method, subsequently reclassified to marketable securities available-for-sale, at quoted market value	$317,783	$—	$—

Property and equipment financed under capital lease financing	$10,482,059	$1,797,594	$1,230,230

See accompanying notes to financial statements.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from licensing access to its proprietary technology, and by performing services under research and development contracts, grants and manufacturing contracts. The Company is currently dependent on collaborative license arrangements, and contract arrangements with government entities, including the National Institutes of Health, or NIH, for generating revenue. The product candidates currently under development by the Company are in various stages of development. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful and that any of the Company’s or its collaborators’ potential products will prove to be safe and effective in clinical trials. Even if developed, these products may not receive regulatory approval or be successfully introduced and marketed at prices that would permit the Company to operate profitably. The Company expects to continue to incur substantial losses and not generate positive cash flow from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flow from operations at all or on a sustained basis.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management of the Company must make estimates in assessing the recoverability and useful life of intangible assets, the valuation allowance of deferred tax assets, accruals for clinical trial expenses and accruals for potential disallowed costs on government contracts.

Property and Equipment

Equipment is recorded at cost and depreciated over the estimated useful lives of the assets, 3 to 5 years, using the straight-line method. Leasehold improvements are recorded at cost and amortized over the shorter of the life of the remaining lease term or the remaining useful life of the asset using the straight-line method.

Intangible Assets

The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated ten-year useful life of the technology. The Company capitalizes certain costs related to patent applications. Accumulated costs are amortized over the estimated economic lives of the patents, which is generally 20 years and commences at the time the patent application is filed. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are amortized using the straight-line method.

Asset Impairment

The Company reviews long-lived assets and intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If assets are to be disposed of, they are reported at the lower of the carrying amount or fair value less costs to sell. Loss of legal ownership or rights to patents or licensed technology, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

Research and Development Costs

Research and development costs are expensed as incurred, including costs incurred to perform research and manufacturing service contracts. Research and development costs include salaries and personnel-related costs, supplies and materials, outside services, costs of conducting clinical trials, facilities costs and amortization of intangible assets consisting of intellectual property and licensed technology rights. The Company accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial, and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the site conducting the trial, and patient-related lab and other costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments that a patient receives. Treatment periods vary depending on the clinical trial. The company makes revisions to the clinical trial cost estimates as clinical trials progress.

Revenue Recognition

The Company earns revenue from licensing its proprietary technology and by performing services under research and development contracts and grants, and service contracts. In general, revenue is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determined, and collection is reasonably assured. Any initial license or option payment received under an agreement under which the Company also provides research and development services is recognized as revenue over the term of the research and development period. Payments for options on a license to the Company’s technology are recognized as revenue over the option period. Fees paid to extend an option are recognized as revenue over the option extension period. Upfront license payments are recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as agreed-upon events representing the achievement of substantive steps in the development process are achieved, or the passage of time, and where the amount of the milestone payment approximates the value of achieving the milestone, and collection of payment is reasonably assured. Royalty revenue is recognized as the cash is received from the licensee.

Revenue under research and development contracts and grants, and manufacturing and regulatory service contracts, except for fixed-price contracts, is recognized as the research and development expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met. The Company does not recognize revenue on contract change orders until the service is performed and it has a signed modification for additional funding for the contract. Prior to that time, any costs incurred for change orders on contracts are deferred if it is highly probable that the Company will receive a signed modification, or if the Company has received a signed modification, increasing the funding under the contract which will allow it to recover the costs incurred. Otherwise, the costs are expensed as incurred. Once the signed modification for additional funding is received, the deferred costs and any related revenue are both recognized. Advance payments received in excess of amounts earned are classified as deferred revenue.

The Company also has entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Under these contracts revenue is recognized when the product is shipped.

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with agencies of the U.S. government under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. The Company has established accruals of approximately $0.6 million at December 31, 2003 to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow. No material adjustments were made to the accruals in the periods presented.

Net Loss Per Common Share

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during each of the three years ended December 31, 2003, 2002 and 2001. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, as the effect would be antidilutive. The number of shares so excluded was 3,333,693, 2,910,347 and 2,638,069, for the years ended December 31, 2003, 2002 and 2001, respectively. See Note 9 for average exercise prices of options outstanding.

Accounting for Stock Options

The Company accounts for stock options issued to its employees and non-employee directors using the intrinsic value method. Under this method, no compensation expense is recorded for the fair value of options issued to employees and non-employee directors since the exercise price of the option is equal to the fair market value of a share of common stock on the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated below:

	2003	2002	2001
Net loss - as reported	$(24,449,551)	$(27,932,494)	$(9,239,991)
Add stock-based compensation expense included in reported net loss	50,537	1,571	155,416
Less stock-based compensation expense determined under fair value based method for all awards	(3,570,033)	(4,848,193)	(6,362,333)
Net loss - pro forma	$(27,969,047)	$(32,779,116)	$(15,446,908)

Net loss per common share (basic and diluted) - as reported	$(1.22)	$(1.39)	$(0.46)
Net loss per common share (basic and diluted) - pro forma	$(1.39)	$(1.63)	$(0.77)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:  risk free interest rates of 2.55% for 2003, 3.86% for 2002 and 4.24% for 2001; and expected volatility of 80% for 2003, 82% for 2002 and 81% for 2001. An expected option life of four years and a dividend rate of zero are assumed for the years presented.

The Company accounts for stock options granted to consultants in accordance with Emerging Issues Task Force, or EITF, Issue 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” In September 2001, the Company created a Scientific Advisory Board, or SAB, composed of non-employee advisors. These advisors were issued 60,000 options under the Company’s stock incentive plan at an exercise price of $11.63. The options expire on September 4, 2011. In accordance with EITF Issue 96-18, the estimated fair value of these options is being amortized to expense over the four-year vesting period of the options. Compensation expense is reflected in research and development expense in the accompanying statement of operations and was $0.1 million, $0.0 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated fair value of the options is remeasured at each quarter end during the vesting period and compensation expense is recognized based on the remeasured fair value.

In September 2003, the SAB was dissolved. The option agreements were amended to provide for continued vesting over the original four-year vesting period as it is expected that the advisors will continue to provide services to the Company on a periodic basis. The estimated fair value of the options continues to be remeasured at the end of each quarter during the vesting period and compensation expense is recognized based on the remeasured fair value.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments such as receivables, other assets, accounts payable and accrued expenses reasonably approximate fair value because of the short maturity of these items. The Company believes the carrying amounts of the Company’s notes payable and obligations under capital leases approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates. See Note 3 for fair value of cash equivalents and marketable securities. For each of the years 2003, 2002 and 2001, the Company did not hold derivative financial instruments and did not engage in hedging activities.

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

In February 2003, the merger closed, resulting in the creation of a new entity, Corautus Genetics, Inc., or Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on the AMEX. The Company is restricted in the number of Corautus shares it can sell over a period of time. The value of the Company’s Corautus shares, as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million. Based on this market information, on March 31, 2003, the Company wrote down its investment to $0.3 million and reclassified the investment as an available-for-sale security.

3.             Cash Equivalents and Marketable Securities

The Company invests its excess cash in debt instruments of financial institutions and of corporations with strong credit ratings, in U.S. government obligations, and in money market funds and certificates of deposit in financial institutions. The Company has established guidelines relative to investment ratings, diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities at time of purchase of less than three months. Cash equivalents of $15.3 million and $29.3 million at December 31, 2003 and 2002, respectively, consist primarily of commercial paper, corporate asset backed securities, federal agency discount notes and money market funds.

The Company classifies its marketable securities as available-for-sale or restricted. The restricted cash equivalents in 2003 and the restricted marketable security in 2002 represent securities pledged as collateral for a standby letter of credit in the amount of $2.4 million. Unrealized holding gains or losses, net of related tax effect, are recorded as a separate component of stockholders’ equity. Realized gains or losses are calculated based on the specific identification method. Net investment income in 2001 included realized gains on the sale of marketable securities of $1.1 million. Realized gains were $0.2 million in 2003 and 2002. A decline in the market value below cost that is deemed to be other than temporary would result in a charge to earnings in the period the decline occurs. At December 31, 2003, marketable securities, with market value determined based on quoted market prices, consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. government obligations	$46,911,750	$123,554	$(11,975)	$47,023,329
Corporate bonds	11,229,884	35,411	(2,806)	11,262,489
Corporate asset backed securities	5,564,371	10,927	(9,631)	5,565,667
International bond	766,080	—	(2,280)	763,800
Investment in common stock of Corautus	317,783	655,023	—	972,806
	$64,789,868	$824,915	$(26,692)	$65,588,091

At December 31, 2003, approximately 69 percent of these securities mature within one year, an additional 18 percent mature within two years, an additional 9 percent mature within three years, and the remaining 4 percent mature thereafter.

At December 31, 2002, marketable securities consisted of the following:

	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. government obligations	$59,528,227	$775,282	$—	$60,303,509
Corporate bonds	10,119,388	59,308	(1,879)	10,176,817
Corporate asset backed securities	7,368,710	51,883	(913)	7,419,680
International bond	1,001,133	3,387	—	1,004,520
	$78,017,458	$889,860	$(2,792)	$78,904,526

4.             Intangible Assets

At December 31 of each year shown, intangible assets consisted of the following:

	2003		2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents and patent applications	$3,660,337	$834,003	$2,915,894	$617,272
Licensed technology rights	3,830,000	786,211	3,750,000	406,250
	$7,490,337	$1,620,214	$6,665,894	$1,023,522

Certain accumulated costs related to patent applications are amortized over the estimated economic lives of the patents, which currently is 20 years from the date the patent application is filed. The cost of licensed technology rights is amortized to expense over the estimated useful life of the technology, 10 years.

Amortization expense for patents and technology rights is included in research and development expense in the accompanying statements of operations. Aggregate amortization expense was $0.6 million, $0.5 million and $0.2 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Assuming no change in the gross carrying amounts of intangible assets, the Company expects the aggregate amortization expense for each of the years ending December 31, 2004 through 2008, to be approximately $0.6 million.

5.             Significant Contracts and License Agreements

Merck & Co., Inc.

The Company is a party to an agreement with Merck & Co., Inc., or Merck, which provides Merck with certain exclusive rights to develop and commercialize vaccines using the Company’s DNA delivery technology for certain human diseases. Under the original and amended agreement, Merck licensed preventive and therapeutic human infectious disease vaccines using the Company’s DNA delivery technology. In August 2003, under an additional amendment to the agreement,

Merck obtained options for rights to use the Company’s DNA delivery technology for three cancer targets. Exercise of the option  for each cancer target would result in a license fee payment to the Company, and further development may lead to milestone and royalty payments to the Company. In addition, Merck returned rights to the Company for certain preventive vaccines. Merck has retained rights to use the technology for HIV, hepatitis C virus, and hepatitis B virus.

In November 2001, the Company received a $3.0 million payment from Merck in accordance with its licensing agreement. The payment extended the term of Merck’s worldwide rights to use the Company’s DNA delivery technology to develop and market therapeutic vaccines against both HIV and HBV. Through December 31, 2003, the Company had received a total of $25.1 million under these agreements, including a $5.0 million investment in the Company’s common stock in 1997. License revenues recognized under these agreements were $3.0 million in 2001. No revenue was recognized in 2003 or 2002. These two agreements provide for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Merial

The Company has a corporate alliance relating to DNA vaccines in the animal health area with Merial, a joint venture between Merck and Aventis S.A. Merial has exclusive licenses to the Company’s DNA delivery technology to develop and commercialize DNA vaccines to prevent certain infectious diseases in livestock and companion animals. In 2001, Merial paid $1.0 million to extend the options to March 31, 2002. In April 2002, Merial paid the Company $1.0 million to exercise options for selected targets. This payment was recognized as revenue in 2002. Through December 31, 2003, the Company had received a total of $7.0 million under this agreement. License revenue recognized under this agreement was $0.0 million, $1.5 million and $0.7 million in 2003, 2002 and 2001, respectively. If Merial markets these vaccines, cash payments and royalties on net product sales would be due to the Company.

Aventis Pharma

The Company and Aventis Pharma S.A., a division of Aventis S.A., have an agreement that originally granted Aventis Pharma an exclusive worldwide license to use the Company’s DNA delivery technology to develop certain potential treatments for neurodegenerative diseases. Simultaneously with the restructuring of the Aventis Pasteur agreement in December 2001, the Company reacquired rights to treatments for neurodegenerative diseases from Aventis Pharma. In June 2000, the Company and Aventis Pharma entered into a license agreement granting Aventis Pharma rights to use the Company’s technology to deliver a growth factor gene for which Aventis Pharma holds rights. Under this agreement the Company received $1.5 million, which was recognized as revenue in 2000. This agreement provides for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Aventis Pasteur

In December 2001 and December 2002, the Company restructured agreements with Aventis Pasteur, a division of Aventis S.A., in which Aventis Pasteur obtained rights to use the Company’s patented DNA delivery technology for specific oncology applications. In exchange, Aventis Pasteur gave up rights to develop and commercialize certain infectious disease DNA vaccines which had been licensed under the Company’s original September 1994 agreement with Pasteur Mérieux Sérums & Vaccins, the predecessor of Aventis Pasteur. Through December 31, 2003, the Company had received $7.9 million under this agreement. The restructured agreement provides for the Company to receive additional payments based upon achievement of certain defined milestones and royalty payments based on net product sales.

Centocor, Inc.

In February 1998, the Company entered into an exclusive license and option agreement allowing Centocor, Inc., a company subsequently acquired by Johnson & Johnson, to use the Company’s DNA delivery technology to develop and commercialize certain DNA vaccines for the potential treatment of some types of cancer. In 2001, the Company recognized license revenue of $1.0 million from scheduled milestone payments from Centocor. In 2002, the parties expanded the agreement and Centocor paid $0.5 million, which was recognized as revenue in 2002. Through December 31, 2003, the Company had received $3.7 million under this agreement. During the third quarter of 2003, Centocor provided the Company with notice of termination of the agreement effective February 9, 2004, at which time all rights granted to Centocor under the agreement reverted to the Company.

Invitrogen Corporation

In April 1991, the Company licensed the use of certain proprietary lipids for research products applications to Life Technologies, Inc., or Life Technologies, which was subsequently acquired by Invitrogen Corporation, or Invitrogen, in September 2000. Invitrogen manufactures and markets these lipid compounds, and pays royalties to the Company on the sales of the lipids. Through December 31, 2003, the Company had received approximately $7.1 million in royalty revenues under the Invitrogen/Life Technologies agreement and had recognized royalty revenue of $0.9 million in 2003 and $1.0 million in each of the years 2002 and 2001.

Human Genome Sciences, Inc.

In February 2000, the Company and Human Genome Sciences, Inc., or HGS, entered into a reciprocal royalty-bearing license agreement. Under the agreement, the Company has the option to exclusively license up to three genes from HGS for gene-based product development. HGS has the option to license the Company’s DNA delivery technology for use in up to three gene-based products. Each party has until September 30, 2004, to exercise its respective options. At December 31, 2003, neither party had selected a gene for an initial option exercise.

Vascular Genetics Inc.

Under a February 2000 license agreement, the Company granted an exclusive, royalty-bearing license to VGI for DNA delivery of a gene with potential use for revascularization. In exchange, the Company received VGI preferred stock which was exchanged for common stock of Corautus. See also Note 2. The Company recorded deferred revenue of $5.0 million at the date of investment. The deferred revenue balance at December 31, 2003, of $0.8 million from this agreement is being recognized ratably each month through September 30, 2004. License revenue recognized under this agreement was $1.1 million in each of the years 2003, 2002 and 2001.

SBIR Grant

In July 2003, the Company was awarded a three-year, $5.7 million Phase II SBIR grant from the National Institute of Allergy and Infectious Diseases, or NIAID, for the development of a DNA vaccine against anthrax. Through December 31, 2003, the Company had recognized $1.9 million of revenue under this grant.

Aqua Health Ltd.

In October 2003, the Company granted a non-exclusive license for Canada to Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of the Swiss-based company Novartis Animal Health Inc., for use of the Company’s patented DNA delivery technology in a vaccine against an undisclosed target. Aqua Health is investigating a vaccine based on the Company’s DNA technology to combat diseases that affect both wild and farm-raised fish. The Company recognized license fees of $50,000 related to this agreement in 2003.

Office of Naval Research

The Company had a cooperative agreement with the Office of Naval Research to develop a multi-gene malaria DNA vaccine and test its ability to protect humans against malaria. This agreement, as amended, expired in September 2002, and provided approximately $5.5 million of funding to the Company, of which $0.2 million, $0.3 million and $1.5 million of contract revenue was recognized in 2003, 2002 and 2001, respectively. In 2003, Vical and ONR signed an agreement under which ONR agreed to provide funding to the Company if it performed further research and development on a malaria vaccine. No significant work was performed under this agreement in 2003 or to date in 2004. Both parties are discussing future work, if any, under this agreement. The Company does not plan to pursue this program independently.

Pfizer Inc

The Company was a party to a collaborative and option agreement and a stock purchase agreement with Pfizer Inc, or Pfizer. Under the agreement, Pfizer paid the Company $1.0 million in option fees and funded $0.5 million of research and development expenses annually for three years, beginning in January 1999. Under the terms of the stock purchase agreement, Pfizer invested $6.0 million in the Company’s common stock. The collaborative and option agreement expired in January 2002.

Other Research and Licensing Agreements

The Company also received revenue under research and licensing agreements and contract service agreements with other entities, including the U.S. government, of which approximately $3.9 million, $2.7 million and $1.8 million was recognized as revenue in 2003, 2002 and 2001, respectively. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties. See also Note 10 for related party agreements.

CytRx Corporation. In December 2001, the Company entered into an exclusive agreement with CytRx Corporation granting the Company rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the license agreement permits the Company’s use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment in December 2001, and will potentially make future milestone and royalty payments. The fees paid for the licensed technology rights are being amortized to expense over the estimated ten-year average useful life of the technology.

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

The Company is required to pay the WARF up to 10 percent of certain initial upfront monetary payments and a small percentage of some royalty payments received under the Merck, Aventis Pasteur, Merial, Aventis Pharma, HGS, Corautus and Aqua Health agreements. The CytRx agreement would require the Company to make payments to CytRx if it or its sublicensees advance products through clinical development. Royalty expense for these agreements was $0.0 million, $0.2 and $0.4 million in 2003, 2002 and 2001, respectively. See also Note 8.

Potential Future Milestone Payments

The Company may be entitled to receive future payments from its collaborators based on the achievement of milestones set forth in the various collaborative agreements. In some cases, the triggering event for the milestone payments is the earlier to occur of the actual achievement of the milestones or the elapse of a certain amount of time under the agreements. In other cases, the milestone payments are based on the achievement of development or regulatory milestones, including the exercise of options to develop specific disease targets, commencement of various phases of clinical trials, filing of product license applications and approval of product licenses from the FDA or a foreign regulatory agency. In the case of veterinary applications, milestone payments are tied to the approval of field trials or product licenses by the United States Department of Agriculture. Receipt of any future milestone payments under the collaborative agreements is highly speculative and subject to a number of contingencies. In addition, for each of the collaborative agreements the rights to develop the indications covered by the agreements have been assigned to the Company’s collaborators who may not be successful in their development efforts or in obtaining required regulatory approval. Additionally, a collaborator may exercise its right to terminate an agreement or alternatively seek to renegotiate the agreement milestones or the amount of milestone payments.

The aggregate amount of additional milestone payments that the Company could receive under all of its collaborative agreements in place at December 31, 2003, is approximately $78.3 million. This amount assumes that all remaining milestones contained in these agreements are met. In the event that product license approval for any of the collaborators’ products is obtained, the Company may be entitled to receive royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its collaborative agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and the Company has such limited control over whether the development and regulatory milestones will be achieved, the Company is not in a position to accurately estimate how much, if any, of the potential milestone payments will ultimately be realized. Additionally, under the collaborative agreements, many of the milestone events cannot occur for several years. The Company has not relied on prior milestone payments received under its collaborative agreements to finance its operations in the past and does not anticipate that these payments will constitute a material source of its financing in the near future.

6.             Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following at December 31:

	2003	2002
Employee compensation	$1,740,893	$1,843,404
Accrued contract liabilities	642,318	630,720
Accrued construction liabilities	555,539	1,696,332
Accounts payable	406,289	393,333
Accrued sub-lease liabilities	275,245	517,000
Accrued clinical trials cost	241,463	776,273
Other accrued liabilities	1,765,167	1,512,484
	$5,626,914	$7,369,546

7.             Leases and Notes Payable

The Company leases its office, research and development, and manufacturing facilities, as well as certain equipment, under operating and capital leases. The minimum annual rents on the facilities are subject to increases specified in the lease or based on changes in the Consumer Price Index subject to certain minimum and maximum annual increases also specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facilities leases. The Company recognizes level monthly rent for all facility leases over the entire lease period. This level monthly rent expense is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. Accordingly, this level rent per square foot will vary from the actual base rent per square foot that the Company pays monthly. The difference between the base rent paid and the level rent expensed of $1.3 million through December 31, 2003, is recorded as “deferred lease credits” in the balance sheet.

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

The Company also holds three leases, which terminate in late 2004, at three sites for manufacturing, research and office space. In March 2003, the Company relocated most of its employees to the new PCC facility. In March 2003, the Company subleased to a third party all of the vacated research space. In May 2003 and September 2003, the Company subleased portions of the vacated office space. The Company adjusted its accrual for estimated loss on the leases after each sublease transaction. The Company is negotiating to renew its lease on approximately 15,000 square feet in one facility for one year and approximately 10,000 square feet in another facility for five years. The lease on the third facility will not be renewed at termination.

The equipment capital leases are secured by substantially all equipment of the Company. Information about operating and capital leases at December 31, 2003, is set forth below.

	Operating Leases	Capital Leases
Years ending December 31,
2004	$4,348,586	$4,591,326
2005	2,700,341	4,018,698
2006	2,759,905	2,596,403
2007	2,827,695	1,177,619
2008	2,912,526	—
Thereafter	28,664,267	—
Total minimum lease payments	$44,213,320	12,384,046
Less amount representing interest		(1,269,552)
Present value of capital lease payments		11,114,494
Less current portion		(3,918,118)
Long-term obligations under capital leases		$7,196,376

Rent expense for the years ended December 31, 2003, 2002 and 2001, was $4.0 million, $3.7 million and $1.6 million, respectively. Rent expense for 2003 and 2002 included $0.2 million and $0.5 million, respectively, for the expected loss on space in the Company’s older facilities that is vacant or sublet at rental rates less than those incurred by the Company. See also Note 6. In 2002 the Company also recorded a $0.2 million write-down of the unamortized balance of leasehold improvements at the Company’s older facilities. Income from subleases expected to be recognized in 2004 is approximately $0.4 million. Total sublease rental income was approximately $0.2 million in 2003.

Cost and accumulated depreciation of equipment, software and other assets under capital leases were as follows:

	Cost	Accumulated Depreciation	Net
December 31, 2003	$14,785,783	$3,158,572	$11,627,211
December 31, 2002	$5,163,418	$2,216,340	$2,947,078

In November 2002, the Company entered into a new lease line with its primary lender to provide up to $10.8 million of financing through November 30, 2003. This lease line included approximately $8.0 million of credit for tenant improvements and equipment for the new leased facility. At December 31, 2003, $10.8 million of borrowings were made against this lease line. The financial covenants of this lease line require maintaining an unrestricted cash balance of greater than $45 million or twelve months cash burn, each as defined in the lease agreement.

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

Notes payable consisted of the following at December 31:

	2003	2002
Note payable to bank, payable in monthly installments of $30,952 through 2004, plus interest at the bank’s prime rate (4.0% and 4.25% at December 31, 2003 and 2002, respectively)	$340,476	$711,904

Note payable to bank, payable in monthly installments of $23,810 through 2003, plus interest at the bank’s prime rate less 0.25% (4.0% at December 31, 2002)	—	261,905
	340,476	973,809
Less current portion	(340,476)	(633,333)

Notes payable, long-term	$—	$340,476

Financial covenants under the agreement require, among other things, that the ratio of liabilities to tangible net worth not exceed 0.3 to 1.0, and that the Company maintain liquid assets such as cash and certificates of deposit, U.S. treasury bills and other obligations of the federal government, and readily marketable securities of at least $20 million. In addition, the agreement limits the outstanding borrowings from other lenders to $13 million.

8.             Commitments and Contingencies

On July 29, 2003, the WARF filed a complaint against the Company in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991, as well as fees related to the Company’s sublicense of certain inventions jointly owned by the Company and the WARF, the amount of which is unspecified in the WARF’s complaint. The Company intends to vigorously defend the suit and has counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. Based on the information presently available, the Company does not believe the WARF’s claims are material to its business.

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

In addition, the Company’s core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. The Company filed a rebuttal response to the revocation. Based on the Company’s arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. The Company also has received notice that four Trial for Invalidation, or TFI, requests against this patent were filed in the JPO by two companies. The Company filed responses to the TFI requests in a timely manner and is awaiting further action by the JPO.

A European patent issued in 2003, covers a range of applications of the Company's core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as its clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as its investigational anthrax vaccine, and similar pharmaceutical products under development by others. Through the EPO web site, the Company understands that this patent has been opposed, although it is awaiting formal notification by the EPO. The Company intends to respond in a timely manner.

The Company has licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002. The Company has received notice from the EPO that one company filed an opposition in December 2002 alleging both formal and substantive grounds for revocation, and that the opposition was declared admissible in February 2003. The Company has submitted a rebuttal response to the opposition in a timely manner and is awaiting further action by the EPO.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it, except as noted above, and none of which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

In addition, the Company has undertaken certain commitments under agreements with its collaborators, and its officers and directors. Under license agreements with its collaborators, the Company has agreed to continue to maintain and defend the patent rights licensed to the collaborators. In addition, the Company has entered into indemnification agreements with each officer and director of the Company which would indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding. The Company is also obligated to pay salary continuation to four officers under certain circumstances as more fully explained in Note 10.

9.             Stockholders’ Equity

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock. The Board of Directors is authorized to fix the number of shares of any series of preferred stock and to determine the designation of such shares. However, the amended certificate of incorporation specifies the initial series and the rights of that series. No shares of preferred stock were outstanding at December 31, 2003 or 2002.

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the issuance of up to 40,000,000 shares of common stock.

In December 2003, a shelf registration statement that the Company filed with the SEC was declared effective, which will allow the Company to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing the Company’s business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

Stock Plan and Directors Option Plan

The Company has a stock incentive plan, under which 5,200,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25 percent on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan has also limited the number of options that may be granted to any plan participant in a single calendar year to 300,000 shares.

The Company also has a directors’ stock option plan that provides for the issuance to non-employee directors of up to 210,000 shares of common stock, of which options for 202,500 shares have been granted through December 31, 2003. It is not anticipated that there will be any future grants under the directors’ plan.

The following table summarizes stock option transactions for the Company’s stock option plans for the years ended December 31, 2003, 2002 and 2001:

	Shares	Weighted Average Exercise Price	Weighted Average Fair Value of Grants

Outstanding December 31, 2000	2,459,407	$16.77
Granted	662,800	$12.23	$8.89
Exercised	(45,100)	$6.26
Forfeited	(439,038)	$17.09
Outstanding December 31, 2001	2,638,069	$15.76

Granted	814,350	$8.02	$5.87
Exercised	(35,000)	$0.25
Forfeited	(507,072)	$17.06
Outstanding December 31, 2002	2,910,347	$13.55

Granted	929,508	$3.44	$2.45
Exercised	(1,250)	$2.31
Forfeited	(504,912)	$13.47
Outstanding December 31, 2003	3,333,693	$10.74

The following table summarizes information about stock options outstanding under the Company’s stock option plans at December 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 2.31 - $3.59	773,333	9.1	$3.13	7,238	$3.17
$ 3.65 - $9.40	844,015	8.1	$7.60	347,253	$8.20
$ 9.60 - $15.19	801,619	6.0	$12.51	628,342	$12.91
$ 15.25 - $20.69	682,076	6.0	$17.39	582,055	$17.31
$ 20.75 - $39.25	232,650	6.1	$21.89	229,829	$21.84

$ 2.31 - $39.25	3,333,693	7.3	$10.74	1,794,717	$14.53

The number of shares and weighted average price of options exercisable at December 31, 2003, 2002 and 2001, were 1,794,717 shares at $14.53, 1,594,837 shares at $15.71 and 1,440,071 shares at $15.79, respectively. At December 31, 2003, shares available for grant under the Company’s stock option plans were 1,210,077.

10.          Related Parties

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is also the Director of Strategic Planning at the NIH Dale and Betty Bumpers Vaccine Research Center, or VRC. For varying periods beginning from November 2000, the VRC has contracted with Vical for providing regulatory support, manufacturing services, and the production of research and clinical trial supplies. Revenue recognized under these contracts was $3.0 million, $1.9 million and $1.3 million, for the years ended December 31, 2003, 2002 and 2001, respectively. In May 2003, the Company announced a contract to manufacture bulk DNA vaccines for the VRC. In support of this contract, the VRC has agreed to provide a 500-liter fermenter and related purification equipment in the Company’s new manufacturing facility during the term of the contract. Under this agreement, the Company is guaranteed minimum annual production orders beginning in 2004, subject to annual extension of the agreement.

If the Company fails to satisfy its contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and the Company may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or government property in its possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected. There are only a limited number of other contractors that could perform under this contract in the unlikely event that Vical was unable to perform. The price they might charge could be more than what Vical would charge based on their capacity, utilization, size of order and other factors. Accordingly, the Company is unable to estimate a range of potential cost it could be required to pay if the VRC were to engage a substitute contractor to meet any performance obligations that the Company was unable to meet.

No revenue was recognized under this agreement in 2003. Included in “receivables and other” at December 31, 2003, is a receivable from the VRC in the amount of $0.9 million, of which $0.6 million pertains to equipment reimbursements.

Dr. Douglas was on the board of directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity, until June 30, 2003. Vijay B. Samant, President and CEO of the Company, serves on the Project Management Subcommittee of the IAVI. In 2002, the Company signed an agreement with the IAVI to provide clinical trial supplies. Revenue recognized under this agreement for the years ended December 31, 2003 and 2002, was $0.9 million and $0.2 million, respectively.

The above related-party agreements were approved by a majority or more of the disinterested members of the Company’s Board of Directors.

Included in “other assets” at December 31, 2003 and 2002, is the long-term portion of notes receivable, representing amounts due from officers and employees of the Company. The loan agreements allow for the notes to be forgiven under certain circumstances over the next three or four years. Imputed interest is applied at the applicable federal rate. The long-term portion was $0.3 million and $0.4 million at December 31, 2003 and 2002, respectively. The current portion, included in “receivables and other,” was $0.2 million and $0.1 million at December 31, 2003 and 2002, respectively.

The Company has employment agreements under which salary continuation payments could be required under certain circumstances for four officers. Under the terms of these agreements, if the Company terminates the officer’s employment without “cause,” or the officer resigns for “good reason,” as defined in the agreements, the Company will continue to pay at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from the Company.

Three of the officer agreements also provide for certain relocation payments, for temporary living expenses and housing differentials to be paid for specified periods of time. These payments totaled $0.1 million in 2003 and $0.3 million in 2002, including payroll taxes paid by the Company on the officers’ behalf. In August 2002 the Company purchased and resold an officer’s home and incurred a loss of $0.1 million. In 2001, the Company made a $0.3 million, interest free loan to one of the officers. This loan is forgivable over four years and interest is imputed at the applicable federal rate. In January 2002, the Company entered into another loan agreement with the same officer. The agreement provides for the loan in the amount of $0.2 million to be repaid after four years and to be secured by a second deed of trust on the residence. Interest, at the applicable federal rate, is due and payable monthly.

11.          Income Taxes

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31:

	2003	2002	2001
Computed “expected” tax benefit	$(8,312,847)	$(9,496,776)	$(3,141,324)
State income taxes, net of federal benefit	(2,161,340)	(1,675,902)	(554,351)
Tax effect of:
Change in valuation allowance	12,864,852	15,421,675	12,640,270
Adjustment to prior year credits and deferred taxes	(1,404,623)	(3,031,156)	(8,973,449)
Various tax credits	(1,048,500)	(1,234,474)	—
Other	62,458	16,633	28,854
Provision for income taxes	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 are as follows:

	2003	2002	2001
Deferred Tax Assets
Net operating losses	$37,440,700	$29,168,043	$21,021,654
Various tax credits	14,626,050	12,166,687	6,768,613
Depreciation and amortization	8,304,834	5,557,016	5,509,838
Other	2,025,616	1,913,665	—
Accruals and reserves	1,151,705	2,146,884	531,511
Deferred revenue	1,057,355	789,113	2,492,049
Total gross deferred tax assets	64,606,260	51,741,408	36,323,665
Less valuation allowance	(64,606,260)	(51,741,408)	(36,323,665)
Net deferred tax assets	$—	$—	$—

As of December 31, 2003 and 2002, the Company had available federal net operating loss carryforwards of approximately $107.2 million and $82.8 million, respectively. In addition, the Company had research and development credit and orphan drug credit carryforwards of $10.6 million as of December 31, 2003, and $8.9 million as of December 31, 2002, to reduce future federal income taxes, if any. These carryforwards expire from 2004 through 2023 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $11.1 million which expire from 2010 to 2013.

The Company had deferred tax assets of approximately $64.6 million and $51.7 million as of December 31, 2003 and 2002, respectively, related primarily to its net operating loss and tax credit carryforwards. A valuation allowance has been recognized to offset the entire amount of the deferred tax asset as it is more likely than not that some or all of the deferred tax asset will not be realized.

The tax benefit associated with the Company’s stock incentive plan was $5.0 million as of December 31, 2003 and 2002, which benefit will be reflected in additional paid-in capital, if realized.

The Tax Reform Act of 1986 limits a company’s ability to utilize certain net operating loss and tax credit carryforwards in the event of a cumulative change in ownership in excess of 50 percent, as defined in the Act. The Company has completed numerous financings that have cumulatively resulted in a change in ownership in excess of 50 percent, as so defined. The utilization of net operating loss and tax credit carryforwards may be limited due to these ownership changes. The amount of these limitations, if any, is unknown, and net operating and tax credit carryforwards may expire unused.

In 1999, one of the Company’s product candidates, Allovectin-7®, was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses. In 2000, another of the Company’s product candidates, Leuvectin®, was granted orphan drug designation for treatment of renal cell carcinoma. The Company is continuing development of high-dose Allovectin-7® for melanoma, but discontinued development of Leuvectin® for kidney cancer and prostate cancer and low-dose applications of Allovectin-7®.

12.          Employee Benefit Plans

The Company has a net defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million in 2003 and 2002, and $0.1 million in 2001.

13.          Subsequent Events

In December 2003, the Company received a commitment letter from the leasing division of a bank to provide the Company with up to $8.5 million of financing for tenant improvements and equipment. The Company has accepted the terms of this commitment letter subject to completing final lease documentation. The financial covenants of the proposed agreement would require the Company to maintain cash collateral equal to the amount of outstanding borrowings. The bank would have a secured interest in any equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, are less than $45 million, the Company would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, the Company would expect that its restricted cash deposits securing the lease would be returned, but the Company would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit.

In January 2004, the Company secured a license from the U.S. Centers for Disease Control and Prevention, or CDC, for technology used in a DNA vaccine, which was shown in independent tests at the CDC to protect horses from West Nile Virus after a single injection.

In addition, we have received notification of funding of approximately $1 million for research and development related to our CMV vaccine program under two grants from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID. A six-month Phase I Small Business Innovation Research, or SBIR, grant of approximately $0.3 million will partially fund preclinical safety and toxicity evaluation of the CMV vaccine in support of the company’s planned Phase I human trial. An 18-month research grant of approximately $0.7 million will partially fund novel assays to measure and characterize immune responses in volunteers participating in the trial. The trial and immunological assays will be conducted in collaboration with the Fred Hutchinson Cancer Research Center in Seattle, Washington.

14.          Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 (in thousands, except per share amounts):

2003	March 31,	June 30,	September 30,	December 31,
Revenues	$908	$602	$4,873	$1,695
Research and development costs	6,584	6,318	6,923	6,952
Total operating expenses	8,606	8,069	8,661	8,846
Net loss	$(7,025)	$(6,922)	$(3,557)	$(6,946)
Net loss per common share (basic and diluted)	$(.35)	$(.34)	$(.18)	$(.35)
Weighted average shares used in per share calculation	20,091	20,091	20,091	20,092

2002	March 31,	June 30,	September 30,	December 31,
Revenues	$1,511	$2,448	$2,520	$528
Research and development costs	6,000	6,368	7,516	6,490
Total operating expenses	7,720	8,420	13,691	8,804
Net loss	$(5,224)	$(5,019)	$(10,216)	$(7,473)
Net loss per common share (basic and diluted)	$(.26)	$(.25)	$(.51)	$(.37)
Weighted average shares used in per share calculation	20,059	20,077	20,083	20,091

As more fully explained in Note 2, the results of operations for the three months ended March 31, 2003, and September 30, 2002, included $0.5 million and $4.2 million write-downs, respectively, of the Company’s investment in VGI, now Corautus Genetics, Inc. Also, in the fourth quarter of 2002, the Company recorded a loss of $0.7 million for the expected loss on vacant leased space that was subleased at rental rates less than those incurred by the Company, and on the unamortized balance of leasehold improvements when the Company vacated its older facilities.