Form 10-Q
period 2004-03-31
VICAL INC
filed 2004-05-10
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at May 3, 2004:  23,475,016

VICAL INCORPORATED

FORM 10-Q

Part I.  Financial Information

Item 1. Financial Statements

VICAL INCORPORATED

BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$21,526,823	$16,573,912
Cash equivalents—restricted	—	2,355,700
Marketable securities—available-for-sale	68,733,423	65,588,091
Marketable securities—restricted	3,813,859	—
Receivables and other	5,269,331	5,386,211
Total current assets	99,343,436	89,903,914

Property and Equipment:
Equipment	15,886,483	17,922,355
Leasehold improvements	11,469,184	8,426,848
	27,355,667	26,349,203
Less—accumulated depreciation and amortization	(12,758,849)	(12,013,962)
	14,596,818	14,335,241
Intangible Assets, net	5,851,966	5,870,123
Other Assets	539,499	597,912
	$120,331,719	$110,707,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,164,186	$5,626,914
Current portion of capital lease obligations	4,332,570	3,918,118
Current portion of notes payable	247,619	340,476
Current portion of deferred revenue	2,315,734	2,337,019
Total current liabilities	12,060,109	12,222,527

Long-Term Obligations:
Long-term obligations under capital leases	7,269,330	7,196,376
Deferred revenue	—	131,130
Deferred lease credits	2,401,830	1,334,880
Total long-term obligations	9,671,160	8,662,386

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized— none outstanding	—	—
Common stock, $0.01 par value—40,000,000 shares authorized— 23,474,244 and 20,092,594 shares issued and outstanding at March 31, 2004, and December 31, 2003, respectively	234,742	200,926
Additional paid-in capital	220,955,271	203,607,418
Accumulated other comprehensive income	1,269,300	798,223
Accumulated deficit	(123,858,863)	(114,784,290)
Total stockholders’ equity	98,600,450	89,822,277
	$120,331,719	$110,707,190

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2004	2003

Revenues:
License and royalty revenue	$622,120	$495,982
Contract revenue	287,063	412,352
	909,183	908,334

Operating expenses:
Research and development	8,175,248	6,583,390
General and administrative	1,946,261	1,540,363
Write-down of investment	—	482,217
	10,121,509	8,605,970

Loss from operations	(9,212,326)	(7,697,636)

Other income (expense):
Investment income	300,344	743,740
Interest expense	(162,591)	(71,001)
Net loss	$(9,074,573)	$(7,024,897)

Net loss per common share (basic and diluted-Note 4)	$(0.45)	$(0.35)

Weighted average shares used in computing net loss per common share (Note 4)	20,316,597	20,091,344

See accompanying notes to financial statements.

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003

OPERATING ACTIVITIES:
Net loss	$(9,074,573)	$(7,024,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	912,414	973,633
Write-down of investment	—	482,217
Loss on sublease	—	32,000
Compensation expense related to grant of stock options	33,814	(11,133)
Compensation expense related to restricted stock awards	43,588	—
Deferred lease credits	66,950	90,956
Change in operating assets and liabilities:
Receivables and other	116,880	(326,053)
Other assets	58,413	(129,142)
Accounts payable and accrued expenses	537,272	(528,221)
Deferred revenue	(152,415)	(11,227)
Net cash used in operating activities	(7,457,657)	(6,451,867)

INVESTING ACTIVITIES:
Sales of marketable securities	15,623,769	29,399,897
Sales of restricted cash equivalents	2,355,700	—
Purchases of marketable securities	(18,298,024)	(37,300,917)
Purchases of restricted marketable securities	(3,813,859)	—
Capital expenditures	443,637	(2,750,932)
Licensed technology expenditures	—	(80,000)
Patent expenditures	(141,311)	(227,617)
Net cash used in investing activities	(3,830,088)	(10,959,569)

FINANCING ACTIVITIES:
Issuance of common stock, net	17,304,267	—
Payments on notes payable	(92,857)	(164,285)
Principal payments under capital lease obligations	(970,754)	(309,978)
Net cash provided from (used in) financing activities	16,240,656	(474,263)

Net increase (decrease) in cash and cash equivalents	4,952,911	(17,885,699)

Cash and cash equivalents at beginning of period	16,573,912	32,608,954

Cash and cash equivalents at end of period	$21,526,823	$14,723,255

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$199,087	$71,580

Non-Cash Investing and Financing Activities:
Investment accounted for on the cost method, subsequently reclassified to marketable securities available-for-sale, at quoted market value	$—	$317,783

Property and equipment acquired under capital lease financing	$1,458,159	$123,604

See accompanying notes to financial statements.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2004

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

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, included in its Form 10-K filed with the Securities and Exchange Commission, or SEC.

2.                                      CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company invests its excess cash in debt instruments of financial institutions and of corporations with strong credit ratings, in U.S. government obligations, and in money market funds and certificates of deposit in financial institutions. The Company has established guidelines relative to investment ratings, diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly liquid investments with original maturities at time of purchase of less than three months. Cash equivalents consist primarily of commercial paper, corporate asset backed securities, federal agency discount notes and money market funds.

The Company classifies its cash equivalents and marketable securities as available-for-sale or restricted. Unrealized holding gains or losses, net of related tax effect, are recorded as a separate component of stockholders’ equity. Realized gains or losses are calculated based on the specific identification method. A decline in the market value below cost that is deemed to be other than temporary would result in a charge to earnings in the period the decline occurs.

3.                                      ACCOUNTING FOR STOCK OPTIONS AND AWARDS

The Company accounts for stock options issued to its employees and non-employee directors using the intrinsic value method. Under this method, no compensation expense is recorded for the fair value of options issued to employees and non-employee directors because the exercise price of the option is equal to the fair market value of a share of common stock on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated below:

	Three months ended March 31,
	2004	2003

Net loss, as reported	$(9,074,573)	$(7,024,897)
Add stock-based compensation expense included in reported net loss	77,401	(11,133)
Less stock-based compensation expense determined under fair value based method for all awards	(837,605)	(1,003,662)

Pro forma net loss	$(9,834,777)	$(8,039,692)

Net loss per common share (basic and diluted), as reported	$(0.45)	$(0.35)
Pro forma net loss per common share (basic and diluted)	$(0.48)	$(0.40)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:  risk-free interest rates of 2.81% for the three-month period ended March 31, 2004, and 2.58% for the three-month period ended March 31, 2003. Expected volatility was 81% for the three-month periods ended March 31, 2004 and 2003. An expected option life of four years and a dividend rate of zero were assumed for the periods presented.

In February 2004, the Company granted 82,500 shares of restricted stock to certain officers. These shares vest in equal quarterly installments over a two-year period. The participants are not entitled to vote, sell or transfer any unvested shares. Additionally, granted but unvested shares are forfeited at termination of employment. Compensation expense related to these grants for the three months ended March 31, 2004, was approximately $44,000.

4.                                      NET LOSS PER SHARE

Basic and diluted net loss per common share has been computed using the weighted average number of shares of common stock outstanding during each of the three-month periods ended March 31, 2004 and 2003. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, as the effect would be antidilutive. The number of shares so excluded was 3,841,539 and 3,464,478 for the three-month periods ended March 31, 2004 and 2003, respectively.

5.                                      COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income. Accumulated other comprehensive income represents net unrealized gains on marketable securities. For the three-month periods ended March 31, 2004 and 2003, marketable securities consisted of investments in debt instruments of financial institutions and corporations with strong credit ratings, and in U.S. government obligations. Beginning March 31, 2003, marketable securities also included the Company’s investment in common stock of Corautus Genetics Inc., or Corautus. See also Note 6 below. For the three-month periods ended March 31, 2004 and 2003, other comprehensive income and loss was $0.5 million and $0.2 million, respectively, and total comprehensive losses were $8.6 million and $7.3 million, respectively.

6.                                      INVESTMENT IN CORAUTUS GENETICS INC.

In February 2000, the Company received shares of preferred stock in Vascular Genetics Inc., or VGI, a privately held company, in exchange for a license to Vical technology. In February 2003, VGI and GenStar Therapeutics Corporation merged, resulting in the creation of a new entity, Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on the American Stock Exchange, or AMEX. The Company is restricted in the number of Corautus shares it can sell over a period of time. The value of the Company’s Corautus shares, as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million. Based on this market information, on March 31, 2003, the Company wrote down its investment to $0.3 million. The market value of the Company’s investment in Corautus at March 31, 2004, was approximately $1.4 million.

7.                                      LEASED FACILITY; LEASE LINE

In addition to its lease of the Pacific Center Court facility, or PCC, which terminates in 2017, the Company also holds leases, which terminate in late 2004, at three facilities for manufacturing, research and office space. The Company is negotiating to renew its lease on approximately 15,000 square feet in one of these facilities for at least one year and on approximately 10,000 square feet in another of these facilities for five years. The lease on the third facility will not be renewed at termination.

In March 2004, the Company signed a leasing agreement with the leasing division of a bank to provide the Company with up to $8.5 million of financing for tenant improvements and equipment, with drawdowns available through December 15, 2004. The financial covenants of the agreement require the Company to maintain cash collateral equal to the amount of outstanding borrowings. The bank has a secured interest in the equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, are less than $45 million, the Company would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, the Company expects that its restricted cash deposits securing the lease would be returned, but the Company would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. At March 31, 2004, $1.5 million of borrowings were outstanding against this lease line, and an equivalent amount of marketable securities were pledged as collateral and are included as marketable securities—restricted in the balance sheet. At March 31, 2004, marketable securities—restricted also included $2.4 million of securities pledged as collateral for a standby letter of credit.

8.                                      RECENT CONTRACT ACTIVITIES

The Company has an agreement to manufacture DNA vaccines for HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, for the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH. The Company manufactures these vaccines in its Eastgate manufacturing facility under a subcontract awarded in July 2002, which was amended most recently in January 2004 for additional production of one of these vaccines. In November 2003, the VRC began testing an investigational DNA vaccine against Ebola in healthy human volunteers, using clinical supplies provided by the Company under this agreement.

In May 2003, the Company announced a separate subcontract to manufacture bulk DNA vaccines for the VRC, which will be produced in a 500-liter fermenter and related purification equipment being furnished as government equipment, or GFE, in the Company’s PCC manufacturing facility.

In February 2004, the Company received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004 in the Company’s Eastgate manufacturing facility, and will expand in the second half of 2004 to the Company’s PCC facility.

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

In addition, the Company has received notification of funding of approximately $1 million for research and development related to its CMV vaccine program under two grants from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID. A six-month Phase I Small Business Innovation Research, or SBIR, grant of approximately $0.3 million will partially fund preclinical safety and toxicity evaluation of the CMV vaccine in support of the Company’s planned Phase 1 human trial. An 18-month research grant of approximately $0.7 million will partially fund novel assays to measure and characterize immune responses in volunteers participating in the trial.

9.                                      CONTINGENCIES

On July 29, 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against the Company in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991, as well as fees related to the Company’s sublicense of certain inventions jointly owned by the Company and the WARF, the amount of which is unspecified in the WARF’s complaint. The Company counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. In the first quarter of 2004, the Company accrued $1.5 million for settlement of this matter.

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

The Company’s core DNA delivery technology is also covered by a Canadian patent application that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. The Company has responded to the protests and is continuing prosecution of the application in the Canadian Patent Office.

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

A European patent issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as its clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as its investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent has been opposed by two companies. The Company intends to respond to the oppositions in a timely manner.

A European patent issued to the Company in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies have opposed this patent. The Company intends to respond to the oppositions in a timely manner.

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

In addition, the Company has undertaken certain commitments under agreements with its collaborators, and its officers and directors. Under license agreements with its collaborators, the Company has agreed to continue to maintain and defend the patent rights licensed to the collaborators. In addition, the Company has entered into indemnification agreements with each officer and director of the Company which would indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding. At March 31, 2004, the Company was also obligated to pay salary continuation to four officers under certain circumstances.

10.                               RELATED-PARTY TRANSACTIONS

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is also the Director of Strategic Planning at the VRC. For varying periods beginning from November 2000, the VRC has contracted with Vical for providing regulatory support, manufacturing services, and the production of research and clinical trial supplies. In May 2003, the Company announced a separate subcontract to manufacture bulk DNA vaccines for the VRC, which will be produced in a 500-liter fermenter and related purification equipment being furnished as GFE in the Company’s new PCC manufacturing facility. Under this agreement, the Company is guaranteed minimum annual production orders beginning in 2004, subject to annual extension of the agreement. In February 2004, the Company received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004 in the Company’s Eastgate manufacturing facility, and will expand in the second half of 2004 to the Company’s PCC facility.

Revenue recognized under these subcontracts was $0.0 million, for the three-month periods ended March 31, 2004 and 2003. Included in “receivables and other” at March 31, 2004, is a receivable from the VRC in the amount of $0.6 million, of which $0.4 million pertains to equipment reimbursements.

Dr. Douglas was on the board of directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity, until June 30, 2003. Vijay B. Samant, President and CEO of the Company, serves on the Project Management Subcommittee of the IAVI. In 2002, the Company signed an agreement with the IAVI to provide clinical trial supplies. Revenue recognized under this agreement for the three-month periods ended March 31, 2004 and 2003, was $0.0 million and $0.2 million, respectively.

The above related-party agreements were approved by a majority or more of the disinterested members of the Company’s Board of Directors.

11.                               SHELF REGISTRATION STATEMENT

In December 2003, a shelf registration statement that the Company filed with the SEC was declared effective, which will allow the Company to issue from time to time an aggregate of up to $50 million, less amounts raised to date, of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing the Company’s business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

In March 2004, the Company raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of its common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. All of the shares of common stock were offered by the Company pursuant to the effective shelf registration statement previously filed with the SEC.

12.                               STOCK INCENTIVE PLAN

The Company has a stock incentive plan, under which 5,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company.

13.                               SUBSEQUENT EVENTS

In April 2004, the Company announced that Martha J. Demski had decided for personal reasons to resign from her position as Vice President, Chief Financial Officer, Treasurer, and Secretary, effective June 1.

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

•                  Progress of our preclinical and clinical product development programs,

•                  Clinical trial results,

•                  Obtaining and maintaining regulatory approval,

•                  The attainment and defense of patent protection for any of these products,

•                  Market acceptance of and continuing demand for our products,

•                  The impact of competitive products, pricing and reimbursement policies,

•                  The continuation of our corporate collaborations and licenses,

•                  Our ability to enter into new corporate collaborations and licenses,

•                  Our ability to obtain additional financing to support our operations,

•                  Changing market conditions, and

•                  Other risks detailed below.

You should read and interpret any forward-looking statements together with the following documents:

•                  The risk factors contained in this report under the caption “Additional Business Risks,”

•                  Our Annual Report on Form 10-K for the year ended December 31, 2003, and

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

Product Area	Project Target and Indication(s)	Development Status(1)	Development Rights(3)

INFECTIOUS DISEASES
Infectious disease vaccines	Plasmodium falciparum (malaria)	Phase 1/2	Vical
	Cytomegalovirus	Phase 1	Vical
	Bacillus anthracis (anthrax)	Preclinical	Vical
	Ebola	Phase 1	Vical/NIH
	West Nile Virus	Preclinical	Vical/NIH
	HIV – preventive	Phase 1	Merck & Co., Inc.
	HIV – therapeutic	Phase 1	Merck & Co., Inc.
	Hepatitis B virus – preventive	Research	Merck & Co., Inc.
	Hepatitis B virus – therapeutic	Research	Merck & Co., Inc.
	Hepatitis C virus – preventive	Research	Merck & Co., Inc.

CANCER
Immunotherapeutic vaccine	High-dose Allovectin-7® for metastatic melanoma	Phase 2	Vical
Tumor-associated antigen	Unspecified cancer(2)	Research	Aventis Pasteur
therapeutic vaccines	Unspecified cancer(2)	Research	Merck & Co., Inc.

CARDIOVASCULAR
Angiogenic growth factors	VEGF-2	Phase 2	Corautus Genetics Inc.
	FGF-1	Phase 2	Gencell S.A., a subsidiary of Aventis Pharma S.A.

VETERINARY
Preventive vaccines	Various undisclosed(2)	Research-Clinical	Merial
	Undisclosed (2)	Clinical	Aqua Health Ltd.

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

In February 2001, we began a high-dose Phase 2 trial evaluating the Allovectin-7® gene-based immunotherapeutic for patients with Stage III or IV melanoma, who have few other treatment options. Patient enrollment was completed in July 2003. We continue to be encouraged by the results in our high-dose Allovectin-7® program. We assembled a panel of leading melanoma experts with both clinical and regulatory expertise to provide guidance on the Allovectin-7® program. This panel reviewed the safety and efficacy data from our high-dose and low-dose trials. Based on this review, we decided to seek guidance from the U.S. Food and Drug Administration, or FDA, in two formal End-of-Phase 2, or EOP2, meetings on the potential for the results from our high-dose Phase 2 trial to support accelerated approval for marketing Allovectin-7® for use in certain patients with recurrent and/or otherwise treatment-intolerant metastatic melanoma.

We have completed our scheduled EOP2 meetings with the FDA for Allovectin-7®, and have received detailed guidance from those meetings. Based on those meetings, we believe that:

•                  although Allovectin-7® appears to be safe in patients who received different doses of the product, the safety database would need to be expanded to determine the safety profile required for licensure of the high dose product;

•                  a meaningful response rate with a reasonable duration of response could be acceptable as the surrogate endpoint for efficacy;

•                  for efficacy, approval would require at least 25 responders in the Allovectin-7® arm of a new registration trial; and

•                  no major issues were identified with our commercial lot release or product characterization plans.

As a result, we are designing a registration trial with high-dose Allovectin-7® for certain patients with metastatic melanoma. The trial design would include an interim analysis that could provide the basis for seeking approval before trial completion. We intend to review the design of the new registration trial with the FDA through a Special Protocol Assessment (SPA), which we intend to complete in the second half of 2004.

Summary safety and efficacy data from the high-dose Phase 2 study, which provided the basis for the EOP2 meeting, will be reported in June 2004 at meetings of the American Society of Clinical Oncology and the American Society of Gene Therapy.

Cytomegalovirus

In February 2003, we announced our first independent development program focused on infectious diseases, a DNA-based immunotherapeutic vaccine against cytomegalovirus, or CMV. We announced the initiation of a Phase 1 clinical trial with our CMV immunotherapeutic vaccine in March 2004. Enrollment of eight healthy volunteers in the first dose-escalation stage of the trial has now been completed. The initial trial will test the vaccine for safety and immune responses in healthy volunteers, in preparation for planned trials in hematopoietic cell transplant, or HCT, patients.

The multi-center, randomized, open-label clinical trial will evaluate the safety and immunogenicity of Vical’s CMV immunotherapeutic vaccine in up to 34 healthy subjects. Each subject will receive three doses of the vaccine at either a 1 mg or 5 mg dose. All subjects will be followed for six months after the last immunization. Subjects will be monitored primarily for safety. Secondary endpoints in this trial will include the immunogenicity of the vaccine in CMV seronegative and CMV seropositive healthy subjects.

CMV infection is a life-long complication for transplant patients, who are tied to the clinic because of frequent testing for viral reactivation, and who must rely on expensive and toxic antiviral therapy. Currently, there is no approved vaccine or even a late-stage vaccine development program for CMV. CMV infection is the leading infectious disease cause of birth defects in the United States.

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

The initial clinical development plan includes vaccination of both HCT donors and recipients. We have established working relationships with some of the country’s leading transplant centers, which have contributed to trial design and may participate in upcoming CMV vaccine trials. We also have secured intellectual property rights to the selected CMV gene sequences.

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

Encouraging results with multiple formulations of the vaccine in mouse and rabbit immunogenicity and challenge models were presented at an American Society for Microbiology, or ASM, meeting in March 2003. At several scientific conferences during the third quarter of 2003, we presented preclinical data from our anthrax vaccine program, including rabbit data which demonstrated protection against an aerosolized spore inhalation challenge at 7.5 months post-vaccination. Additional rabbit data presented at an ASM meeting in March 2004 suggested production of sterile immunity with our anthrax vaccine.

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

We have now completed all required preclinical work, which was supported, in part, under the SBIR grant from the NIAID. We have not, however, received a commitment for additional government funding to support human studies. Nevertheless, we remain excited about the potential for this vaccine and are continuing to work on non-clinical development supported under our existing grant.

We believe that the Animal Rule, which allows demonstration of effectiveness in two animal species in addition to safety in humans, would apply to the FDA’s review of this vaccine.

NIH Vaccine Research Center

We have an agreement to manufacture HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the VRC in our Eastgate manufacturing facility under a subcontract awarded in July 2002 and amended most recently in January 2004 for additional production of one of these vaccines. In November 2003, the VRC began testing an investigational DNA vaccine against Ebola, using clinical supplies provided by us under this agreement, in healthy human volunteers.

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

In February 2004, we received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004 in our Eastgate manufacturing facility, and will expand in the second half of 2004 to our PCC facility. Additional orders may be placed under both subcontracts. Revenue from these orders will be recognized as product is shipped. This should substantially increase our contract revenues to more than $10 million in future years, subject to annual renewal. We are on track to begin production as scheduled and we fully intend to meet the VRC’s requirements, including vaccines for HIV, Ebola, West Nile Virus and SARS. Under Federal Acquisition Regulations, or FARs, the government has the right to terminate these agreements for convenience.

If we fail to satisfy our contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable FARs allow the VRC to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected.

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

Other Recent Events

Shelf Registration. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million, less amounts raised to date, of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing our business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

In March 2004, we raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of our common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. All of the shares of common stock were offered by us pursuant to the effective registration statement previously filed with the SEC.

Patents. During the first quarter of 2004, we were issued U.S. Patent No. 6,670,332, covering a class of cationic lipids useful in gene delivery applications, U.S. Patent No. 6,673,776, covering novel methods of using DNA to deliver biologically active proteins, U.S. Patent No. 6,696,424 covering a class of cationic lipids useful in gene delivery applications, U.S. Patent No. 6,710,035, covering administration of plasmid DNA encoding pathogen-specific antigens to generate immune responses, with or without adjuvants, and U.S. Patent No. 6,706,694, covering delivery to the heart of DNA encoding biologically active proteins. In addition, in the first quarter of 2004, we were issued European Patent EP0795015 specifically claiming the composition, manufacture and application of gene-based cancer treatments delivering the cytokine interleukin-2, or IL-2.

Also during the first quarter of 2004, European Patent 0737750, issued in 2003, was opposed by two companies, and European Patent 1032428, also issued in 2003, was opposed by three companies. We intend to respond to the oppositions in a timely manner.

We are the assignee of 32 issued U.S. and foreign patents having remaining lives of 5 to 15 years, which are listed below:

Patent No.	Description
U.S. PATENTS
6,710,035	Generation of an immune response to a pathogen
6,706,694	Expression of exogenous polynucleotide sequences in a vertebrate
6,696,424	Cytofectin dimers and methods of use thereof
6,673,776	Expression of exogenous polynucleotide sequences in a vertebrate, mammal, fish, bird or human
6,670,332	Complex cationic lipids having quaternary nitrogens therein
6,586,409	Adjuvant compositions and methods for enhancing immune responses to polynucleotide-based vaccines
6,413,942	Methods of delivering a physiologically active polypeptide to a mammal
6,399,588	Cancer treatment method utilizing plasmids suitable for IL-2 expression
6,228,844	Stimulating vascular growth by administration of DNA sequences encoding VEGF
6,214,804	Induction of a protective immune response in a mammal by injecting a DNA sequence
6,147,055	Cancer treatment method utilizing plasmids suitable for IL-2 expression
6,022,874	Piperazine based cytofectins
5,994,317	Quaternary cytofectins
5,910,488	Plasmids suitable for gene therapy
5,891,718	Tetracycline inducible/repressible systems
5,861,397	Piperazine based cytofectins
5,707,812	Purification of plasmid DNA during column chromatography
5,703,055	Generation of antibodies through lipid mediated DNA delivery
5,693,622	Expression of exogenous polynucleotide sequences cardiac muscle of a mammal
5,641,665	Plasmids suitable for IL-2 expression
5,589,466	Induction of a protective immune response in a mammal by injecting a DNA sequence
5,580,859	Delivery of exogenous DNA sequences in a mammal
5,576,196	Process for reducing RNA concentration in a mixture of biological material using diatomaceous earth
5,561,064	Production of pharmaceutical-grade plasmid DNA
5,459,127	Cationic lipids for intracellular delivery of biologically active molecules
5,264,618	Cationic lipids for intracellular delivery of biologically active molecules

FOREIGN PATENTS
EP0523189	Cationic lipids for intracellular delivery of biologically active molecules
EP0742820	Production of pharmaceutical-grade plasmid DNA
EP0795015	Plasmids suitable for IL-2 expression
EP0802975	Process for reducing RNA concentration in a mixture of biological material using diatomaceous earth
EP0902780	Quaternary cytofectins

JP2538474	Cationic lipids for intracellular delivery of biologically active molecules

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

Intangible assets. We capitalize the license fees we pay to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized to expense over the estimated average useful life of the technology, which is generally ten years. We also capitalize certain costs related to patent applications which have alternative future use in multiple research and development projects. Accumulated costs are amortized over the estimated economic life of the patent, which is generally 20 years and usually commences at the time the patent application is filed. Costs related to patent applications are written off to expense at the time such costs are deemed to have no continuing value. Intangible assets are amortized using the straight-line method. We review long-lived assets and intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If assets are to be disposed of, they are reported at the lower of the carrying amount or fair value less costs to sell. Loss of legal ownership or rights to patents or licensed technology, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

Deferred tax assets. Deferred tax assets are recorded net of a 100% valuation allowance. This valuation allowance reduces the gross deferred tax assets to the amount that we believe is more likely than not realizable. We considered projections of future taxable income, past operating results and tax planning strategies in making this determination.

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.1 million and $0.2 million for the three-month periods ended March 31, 2004 and 2003, respectively. No material revisions to the estimates were made in the periods presented.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.6 million at March 31, 2004, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we may need to make a change in our estimated accrual, which could also affect our results of operations and cash flow. No material adjustments were made to the accruals in the periods presented.

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

Results of Operations

We recorded revenues of $0.9 million for the three months ended March 31, 2004. License/royalty revenue of $0.6 million for the three months ended March 31, 2004, represented recognition of deferred license fees from Corautus and royalty revenue. Contract revenue of $0.3 million for the three months ended March 31, 2004, was primarily from the NIH, and included $0.3 million of grant revenue for a CMV SBIR grant.

We recorded revenues of $0.9 million for the three months ended March 31, 2003. License/royalty revenue of $0.5 million for the three months ended March 31, 2003, represented recognition of deferred license fees from Corautus and royalty revenue. Contract revenue for the three months ended March 31, 2003, was $0.4 million and included revenues from IAVI for production of clinical trial supplies, and from the Office of Naval Research, or ONR, for development work on an investigational DNA vaccine to prevent malaria.

Our total operating expenses for the three months ended March 31, 2004, were $10.1 million compared with $8.6 million for the same period in the prior year. Operating expenses for the three months ended March 31, 2003, included a write-down of investment of $0.5 million, as more fully explained below.

Research and development expenses increased to $8.2 million for the three months ended March 31, 2004, from $6.6 million for the same period in 2003. This increase in research and development expenses was due to increased royalty expense due to an accrual for settlement of the WARF litigation, personnel-related costs, and facilities costs, and was partially offset by the deferral of certain contract manufacturing costs until the related revenue is recognized and lower clinical trial expenses related to the reduced cancer product trial activities.

General and administrative expenses were $1.9 million for the three months ended March 31, 2004, and $1.5 million for the same period in 2003. The increase in general and administrative expenses for the three months ended March 31, 2004, compared with the same period in the prior year, was due to increased legal fees associated with the WARF litigation and higher personnel-related costs.

Operating expenses for the three months ended March 31, 2003, also included a write-down of investment of $0.5 million. In February 2003, GenStar Therapeutics Corporation, a public company listed on AMEX, and VGI, a private company in which we received shares of preferred stock when we licensed our technology to VGI, completed their previously announced merger and created a new entity, known as Corautus. Subsequent to the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on AMEX. The value of our shares as measured by the quoted price on AMEX on March 31, 2003, was $0.3 million compared with our recorded value of $0.8 million. Based on this market information, we wrote down our investment to $0.3 million as of that date.

We expect research and development expense to increase for the full year 2004 compared with 2003 as a result of relocation to a new facility and expansion of our preclinical programs to broaden our future pipeline.

Investment income for the three-month period ended March 31, 2004, was $0.3 million. Investment income for the three months ended March 31, 2003, was $0.7 million and included realized gains on sales of investments of $0.1 million. The decrease in investment income in 2004 compared with 2003 is due to lower rates of return and lower investment balances. Some of our investments currently are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields are expected to be lower in the full year 2004 than in 2003.

Our net loss was $9.1 million, or $0.45 per common share, for the three months ended March 31, 2004, compared with a net loss of $7.0 million, or $0.35 per common share, for the same period in the prior year. We expect to incur losses throughout the remainder of 2004 and we expect our net loss for the year ending December 31, 2004, to be between $26 million and $29 million.

Other Matters

Since inception, we estimate that we have spent approximately $191 million on research and development. Approximately $71 million of this amount was for our two cancer programs, Allovectin-7®, which is currently in a high-dose Phase 2 trial in melanoma, but for which we have elected not to proceed with a Biologics License Application, or BLA, filing for a low dose based on low-dose clinical trial results, and Leuvectin®, for which development was discontinued in September 2002 due to other priorities. We expect the high-dose Phase 2 trial to determine whether higher dosing will provide the level of efficacy needed to support further development. From inception, we have spent about $53 million in our Allovectin-7® program. If future trials are needed, this would add to the time and cost of development. From inception, we have spent approximately $18 million in our Leuvectin® program. From inception, we have spent approximately $4 million on our malaria program.

 Additionally, we are in the early stages of research and development of vaccine candidates for infectious diseases such as CMV and anthrax. These infectious disease candidates will require significant costs to advance through the development stages. From inception, we have spent approximately $11 million on our CMV program. See “Recent Events—Allovectin-7®” for a more detailed explanation of the status of Allovectin-7®. See also “Recent Events—Cytomegalovirus” and “—Anthrax” for more detailed discussions of our CMV and anthrax vaccine programs.

Costs incurred by major program, as well as other expenses for research and development and technology enhancements, for the three-month periods ended March 31, 2004 and 2003 , were as follows (in thousands):

	2004	2003
Allovectin-7®	$2,126	$1,645
Leuvectin®	0	46
Anthrax	1,472	1,350
CMV	2,126	1,433
Malaria	0	26
Other research and development, and technology enhancements	2,452	2,084
Total R&D spending	$8,176	$6,584

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, five public offerings of common stock, and revenues from collaborative agreements. Cash, cash equivalents and marketable securities totaled approximately $94.1 million at March 31, 2004, compared with $84.5 million at December 31, 2003. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million, less amounts raised to date, of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing our business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

In March 2004, we raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of Vical common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. All of the shares of common stock were offered by us pursuant to the effective shelf registration statement previously filed with the SEC.

Cash used in operating activities increased to $7.5 million for the three months ended March 31, 2004, compared with $6.5 million for the same period in 2003. The increase in cash used in operating activities for the three months ended March 31, 2004, compared with same period in the prior year, is due to a higher net loss for the three months ended March 31, 2004 compared to the same period in the prior year combined with an increase in deferred contract costs. The increased net loss was offset by an increase in the outstanding balance of accounts payable and cash provided from collection of receivables. Net loss for the three month period ended March 31, 2003, also included a noncash write-down of our investment in Corautus, as more fully explained under “Results of Operations” above.

Cash used in investing activities was $3.8 million for the three months ended March 31, 2004, compared with $11.0 million for the same period in 2003. Capital expenditures for the three months ended March 31, 2004, decreased $3.2 million from the same period in the prior year, and are expected to be lower for the full year 2004 compared with 2003 as the purchases for, and improvements to, our new facility near completion. Additionally, spending for licensed technology and patents decreased from the same period in the prior year.

Cash provided from financing activities for the three months ended March 31, 2004, was $16.2 million compared with cash used in financing activities of $0.5 million for the same period in 2003. Net proceeds from the registered direct stock offering in the first quarter of 2004 provided $17.3 million of cash. Reimbursements under our capital lease line provided $1.5 million of cash for the three months ended March 31, 2004. Payments on capital lease obligations for the three months ended March 31, 2004, increased by $0.7 million, compared with the same period in 2003, due to greater capital lease obligations.

In March 2004, we entered into a new lease line with the leasing division of a bank to provide up to $8.5 million of financing for tenant improvements and equipment, with drawdowns available through December 15, 2004. At March 31, 2004, we had used $1.5 million of this lease line, and an equivalent amount of marketable securities were pledged as collateral and are included as marketable securities—restricted in the balance sheet. At March 31, 2004, marketable securities—restricted also included $2.4 million of securities pledged as collateral for a standby letter of credit. We intend to pursue additional lease financing at the expiration of the drawdown period under this agreement. In the event we are unable to obtain additional financing, we will be required to use our existing cash resources to finance additional purchases.

In addition to our lease of PCC, which terminates in 2017, we also hold leases, which terminate in late 2004, at three facilities for manufacturing, research and office space. We are negotiating to renew our lease on approximately 15,000 square feet in one of these three older facilities for at least one year and on approximately 10,000 square feet in another of these facilities for five years.

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

We do not utilize “special purpose entities” for any transactions. Our most significant “off balance sheet” obligations, which are for operating leases, are disclosed in Note 7 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003. We also have other contractual obligations as described in such Annual Report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations.”

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

None of our products has been approved for sale, and we have only two product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

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

For example, our only product candidates currently in clinical trials are high-dose Allovectin-7® for metastatic melanoma, which is currently in Phase 2 clinical testing, and our immunotherapeutic CMV vaccine, which is currently in Phase 1 clinical testing. We may not be able to establish with the FDA, by the second half of 2004, if at all, the design of a high-dose Allovectin-7® registration trial adequate to support clinical and regulatory requirements for approval of Allovectin-7®. We may not have the resources to conduct such a trial independently, if at all. Results of such a registration trial may not demonstrate sufficient efficacy to support approval before trial completion, if at all. We may not conduct additional CMV vaccine trials, and leading transplant centers may not participate in our CMV vaccine trials.

Additionally, we are in preclinical stages of research and development with product candidates including an anthrax vaccine, a solid tumor application of our in-licensed electroporation technology, and others. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we have entered into an agreement to manufacture bulk DNA vaccines for the VRC. In connection with this agreement, the VRC has agreed to provide a 500-liter fermenter and related purification equipment being furnished as GFE in our PCC manufacturing facility. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or GFE or other government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies. In addition, we may fail to perform our responsibilities under these agreements. We may also be unsuccessful in entering into additional agreements with government agencies.

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

To date, we have not sold or received approval to sell any products. We do not expect to sell any products for the next several years. Our net losses were approximately $24.4 million, $27.9 million and $9.2 million for 2003, 2002 and 2001, respectively. As of March 31, 2004, we have incurred cumulative net losses totaling approximately $123.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For 2004, we have forecast a net loss of between $26 million and $29 million. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. For example, we currently have on file an effective shelf registration statement with the SEC seeking to register an aggregate of up to $50 million of common stock or preferred stock. In March 2004, we raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of Vical common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. However, we may not be able to raise additional funds on favorable terms, or at all. In March 2004, we signed a leasing agreement with the leasing division of a bank to provide us with up to $8.5 million of financing for tenant improvements and equipment with drawdowns available through December 15, 2004. The financial covenants of the agreement require us to maintain cash collateral equal to the amount of outstanding borrowings. The bank has a secured interest in the equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, are less than $45 million, we would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, we expect that our restricted cash deposits securing the lease would be returned to us, but we would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

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

We understand that both the FDA and the NIH are considering rules and regulations that would require public disclosure of commercial development data that is presently confidential. This potential disclosure of confidential commercial information, if implemented, may result in loss of advantage of competitive secrets. In March 2004, the NIH Office of Biotechnology Activities and the FDA Center for Biologics Evaluation and Research launched the jointly developed Genetic Modification Clinical Research Information System, or GeMCRIS, an Internet-based database of human gene transfer trials. In its current form, GeMCRIS enables individuals to easily view information on particular characteristics of clinical gene transfer trials, and includes special security features to protect patient privacy and confidential commercial information.

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

We are the assignee of 32 issued U.S. and foreign patents. We are also co-assignee, together with Pasteur Mérieux Sérums et Vaccins, subsequently Aventis Pasteur, and the University of Texas Health Science Center of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core gene delivery technology that was maintained after an opposition proceeding but is subject to requests for four TFIs, a patent in Europe related to our core gene delivery technology that was revoked as a result of an opposition is currently under appeal, a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations has been opposed, and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 66 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technology, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Five of the pending foreign patent applications are international patent applications under the PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

For example, our core DNA delivery technology is covered by a European patent that has been issued and revoked as a result of an opposition in Europe, and a Japanese patent that was originally revoked but subsequently reinstated in Japan. Furthermore, two European patents issued in 2003, one covering a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based pharmaceuticals, and the second patent broadly claiming gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer, have both been opposed. In addition, our core DNA delivery technology is covered by a patent application that was allowed and then withdrawn as a result of a protest procedure in Canada. We are currently appealing the European revocation, have responded to TFI requests in Japan, are preparing responses to the two new European oppositions, and are continuing prosecution of the patent application that was protested in Canada, but if our actions do not succeed, we may lose all or part of our proprietary protection on our product candidates in these countries or regions.

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

A European patent issued in 2003, covers a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent has been opposed by two companies. We intend to respond to the oppositions in a timely manner.

A European patent issued to us in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies have opposed this patent. We intend to respond to the oppositions in a timely manner.

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

A lawsuit was filed against us in July 2003 by the WARF in the United States District Court for the Western District of Wisconsin. This lawsuit concerns the interpretation of payment provisions of a license agreement that we entered into with the WARF in 1991, and payments made under this agreement. The WARF seeks a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and additional compensation from us, the amount of which is unspecified in the WARF’s complaint. We counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. In the first quarter of 2004, we accrued $1.5 million for settlement of this matter.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. We may not be able to comply with the cGMP regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. In addition, we must complete the installation and validation of a large-scale fermenter and related purification equipment in order to produce the quantities of product expected to be required under certain contract manufacturing agreements or for commercial purposes. We do not have any experience in manufacturing at this scale. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of our large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing arrangements.

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

Certain portions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, have become effective and may complicate the process by which clinical trials may be initiated, however the specific nature and degree of impact are not yet known.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological hazardous materials and minor amounts of low-level radioactive compounds. Our hazardous materials include certain compressed gases, flammable liquids, acids and bases, and other toxic compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We have insurance that covers our use of hazardous materials with the following coverage limits:  up to $25,000 per occurrence for losses related to the release of bio-contaminants, $1 million per occurrence for losses from refrigerant contamination and $25,000 per occurrence for losses from radioactive contamination. Any liability could exceed the limits or fall outside the coverage of our insurance. We could be required to incur significant costs to comply with current or future environmental laws and regulations.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During the three-year period ended March 31, 2004, our stock price has ranged from $2.12 to $18.00. The following factors, among others, could have a significant impact on the market price of our common stock:

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

The ability of our investors to seek remedies against Arthur Andersen LLP, who audited some of the financial statements included in our Annual Reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001, may be significantly limited.

Our annual financial statements for the year ended December 31, 2001, which were included in our Annual Reports on Form 10-K for the years ended December 31, 2003, 2002 and 2001, were audited by Arthur Andersen LLP. We dismissed Arthur Andersen as our independent public accountants effective April 16, 2002. After reasonable efforts, we were unable to obtain Arthur Andersen’s written consent to incorporate by reference its report dated February 1, 2002, with respect to these audited financial statements. The absence of this consent may limit the ability of investors to seek remedies against Arthur Andersen for any untrue statement of a material fact contained in these financial statements, or any omission of a material fact required to be stated in these financial statements. In addition, as a practical matter, any claims that may be available under federal securities laws against auditing firms may not be available against Arthur Andersen due to the diminished amount of assets of Arthur Andersen that are or in the future may be available for claims.

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

In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock, of which to date we have issued approximately $18.6 million of common stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities. The average maturity of our non-equity investments is approximately nine months. Our investments are classified as available-for-sale securities, or restricted securities in the case of securities used to secure lease financing or a standby letter of credit.

Marketable securities also include our investment in common stock of Corautus. Any subsequent change in the fair value of the Corautus shares we own, based on the market price of the listed shares, is reflected as an unrealized gain or loss in the stockholders’ equity section of our balance sheet at the end of each quarter, provided any reduction in value is not due to impairment which is other than temporary.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions:  a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.7 million lower than the reported fair value of our non-equity investments at March 31, 2004. At March 31, 2004, our unrealized gain on marketable securities was $1.3 million, including an unrealized gain of $1.1 million on our investment in Corautus. We expect lower investment income in the full year 2004 compared with 2003 due to lower investment balances.

The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk-sensitive instruments outstanding at March 31, 2004, and December 31, 2003, we believe that there were no material market risk exposures to our financial position, results of operations or cash flows as of such dates.

ITEM 4.                  CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting during the three months ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On July 29, 2003, the WARF filed a complaint against us in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement we entered into with the WARF in 1991, as well as fees related to our sublicense of certain inventions jointly owned by us and the WARF, the amount of which is unspecified in the WARF’s complaint. We counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. In the first quarter of 2004, we accrued $1.5 million for settlement of this matter.

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

Our core DNA delivery technology is also covered by a Canadian patent application that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. We have responded to the protests and are continuing prosecution of the application in the Canadian Patent Office.

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

A European patent issued in 2003 covering a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent has been opposed by two companies. We intend to respond to the oppositions in a timely manner.

A European patent issued to us in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies have opposed this patent. We intend to respond to the oppositions in a timely manner.

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

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.
3.1(ii)(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(2)	Rights Agreement dated as of March 20, 1995, between the Company and First Interstate Bank of California.
10.34(3)	Amendment dated March 17, 2004, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.
10.35	Lease Agreement dated March 19, 2004, between the Company and Banc of America Leasing and Capital, LLC.
31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Martha J. Demski, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Martha J. Demski, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)                                  Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(3)                                  Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on March 24, 2004.

 (b)                               Reports on Form 8-K

On February 10, 2004, we filed a Form 8-K to disclose our press release of financial results for the three months and year ended December 31, 2003.

On March 24, 2004, we filed a Form 8-K to disclose various matters relating to the public offering of 3,379,000 shares of our common stock under our shelf registration with the SEC, as well as an amendment to our employment agreement with Vijay B. Samant and an opposition of a European patent we hold.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 10, 2004	By:	/s/ MARTHA J. DEMSKI
Martha J. Demski
Vice President and Chief Financial Officer
(on behalf of the registrant and as the
registrant’s Principal Financial and Accounting Officer)