Form 10-Q
period 2004-06-30
VICAL INC
filed 2004-08-09
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at July 30, 2004:  23,477,604

VICAL INCORPORATED

FORM 10-Q

Part I.  Financial Information

Item 1. Financial Statements

VICAL INCORPORATED
BALANCE SHEETS
(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$14,235,494	$16,573,912
Cash equivalents—restricted	677,334	2,355,700
Marketable securities—available-for-sale	66,586,667	65,588,091
Marketable securities—restricted	3,989,659	—
Receivables and other	5,686,898	5,386,211
Total current assets	91,176,052	89,903,914

Property and Equipment:
Equipment	16,506,248	17,922,355
Leasehold improvements	12,054,632	8,426,848
	28,560,880	26,349,203
Less—accumulated depreciation and amortization	(13,512,797)	(12,013,962)
	15,048,083	14,335,241
Intangible Assets, net	5,885,645	5,870,123
Other Assets	483,388	597,912
	$112,593,168	$110,707,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$5,534,038	$5,626,914
Current portion of capital lease obligations	4,374,285	3,918,118
Current portion of notes payable	154,762	340,476
Current portion of deferred revenue	403,857	2,337,019
Total current liabilities	10,466,942	12,222,527

Long-Term Obligations:
Long-term obligations under capital leases	6,645,220	7,196,376
Deferred revenue	—	131,130
Deferred lease credits	1,502,888	1,334,880
Other long-term obligations	1,000,000	—
Total long-term obligations	9,148,108	8,662,386

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized— none outstanding	—	—
Common stock, $0.01 par value—40,000,000 shares authorized— 23,477,604 and 20,092,594 shares issued and outstanding at June 30, 2004, and December 31, 2003, respectively	234,776	200,926
Additional paid-in capital	221,132,366	203,607,418
Accumulated other comprehensive income	786,472	798,223
Accumulated deficit	(129,175,496)	(114,784,290)
Total stockholders’ equity	92,978,118	89,822,277
	$112,593,168	$110,707,190

See accompanying notes to financial statements.

VICAL INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
License and royalty revenue	$1,926,846	$511,520	$2,548,966	$1,007,502
Contract revenue	3,814,708	89,672	4,101,771	502,024
	5,741,554	601,192	6,650,737	1,509,526

Operating expenses:
Research and development	8,654,646	6,318,061	16,829,894	12,901,451
General and administrative	2,534,723	1,750,520	4,480,984	3,290,883
Write-down of investment	—	—	—	482,217
	11,189,369	8,068,581	21,310,878	16,674,551

Loss from operations	(5,447,815)	(7,467,389)	(14,660,141)	(15,165,025)

Other income (expense):
Investment income	320,070	615,530	620,414	1,359,270
Interest expense	(188,888)	(70,267)	(351,479)	(141,268)
Net loss	$(5,316,633)	$(6,922,126)	$(14,391,206)	$(13,947,023)

Net loss per common share (basic and diluted—Note 5)	$(0.23)	$(0.34)	$(0.66)	$(0.69)

Weighted average shares used in computing net loss per common share (Note 5)	23,475,585	20,091,344	21,896,091	20,091,344

See accompanying notes to financial statements.

VICAL INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2004	2003

OPERATING ACTIVITIES:
Net loss	$(14,391,206)	$(13,947,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,881,603	1,774,166
Write-down of investment	—	482,217
Loss on sublease	—	78,402
Write-off of abandoned patents	34,749	—
Compensation expense related to stock options and awards	294,094	35,967
Deferred lease credits	168,008	235,943
Change in operating assets and liabilities:
Receivables and other	(402,934)	407,885
Other assets	114,524	(60,842)
Accounts payable and accrued expenses	907,124	11,903
Deferred revenue	(2,064,292)	541,046
Net cash used in operating activities	(13,458,330)	(10,440,336)

INVESTING ACTIVITIES:
Sales of marketable securities-including restricted	25,981,123	67,944,976
Purchases of marketable securities-including restricted	(30,981,109)	(73,664,445)
Capital expenditures	(151,029)	(1,377,934)
Licensed technology expenditures	—	(80,000)
Patent expenditures	(372,377)	(473,177)
Net cash used in investing activities	(5,523,392)	(7,650,580)

FINANCING ACTIVITIES:
Issuance of common stock, net	17,264,704	—
Payments on notes payable	(185,714)	(328,570)
Principal payments under capital lease obligations	(2,114,052)	(803,366)
Sales of restricted cash equivalents	2,222,654	—
Purchases of restricted cash equivalents	(544,288)	—
Net cash provided from (used in) financing activities	16,643,304	(1,131,936)

Net decrease in cash and cash equivalents	(2,338,418)	(19,222,852)

Cash and cash equivalents at beginning of period	16,573,912	32,608,954

Cash and cash equivalents at end of period	$14,235,494	$13,386,102

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest	$383,472	$156,575

Non-Cash Investing and Financing Activities:
Investment accounted for on the cost method, subsequently reclassified to marketable securities available-for-sale, at quoted market value	$—	$317,783

Property and equipment acquired under capital lease financing	$2,121,309	$6,978,432

See accompanying notes to financial statements.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2004

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

Basis of Presentation

The information contained herein has been prepared in accordance with instructions for Form 10-Q. The information at June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, is unaudited. In the opinion of management, the information reflects all adjustments necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, included in its Form 10-K filed with the Securities and Exchange Commission.

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

The Company also has entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Under these contracts revenue is recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met.

3.             CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company invests its excess cash in debt instruments of financial institutions and of corporations with strong credit ratings, in U.S. government obligations, and in money market funds in financial institutions. The Company has established guidelines relative to investment ratings, diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Cash equivalents are short-term, highly-liquid investments with original maturities at time of purchase of less than three months. Cash equivalents consist primarily of commercial paper, corporate asset backed securities, federal agency discount notes and money market funds.

The Company classifies its marketable securities as available-for-sale. Marketable securities and cash equivalents are classified as restricted when they are pledged as collateral for a standby letter of credit or borrowings outstanding under a lease line as more fully explained in Note 8. Unrealized gains or losses, net of related tax effect, are recorded as a component of accumulated other comprehensive income or loss. Realized gains or losses are calculated based on the specific identification method. A decline in the market value below cost that is deemed to be other than temporary would result in a charge to earnings in the period the decline occurs.

4.             ACCOUNTING FOR STOCK OPTIONS AND AWARDS

The Company accounts for stock options issued to its employees and non-employee directors using the intrinsic value method. Under this method, no compensation expense is recorded for the fair value of options issued to employees and non-employee directors because the exercise price of the option is equal to the fair market value of a share of common stock on the measurement date. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Had compensation cost for the Company’s stock option plans been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per common share would have increased to the pro forma amounts indicated in the table below, based on the estimated fair value of each option grant on the grant date using the Black-Scholes option-pricing model with the weighted average risk-free interest rate and volatility assumptions shown. An expected option life of four years and a dividend rate of zero were assumed for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net loss, as reported	$(5,316,633)	$(6,922,126)	$(14,391,206)	$(13,947,023)
Add stock-based compensation expense included in reported net loss	216,692	47,100	294,094	35,967
Less stock-based compensation expense determined under fair value based method for all awards	(971,992)	(910,760)	(1,809,598)	(1,914,422)

Pro forma net loss	$(6,071,933)	$(7,785,786)	$(15,906,710)	$(15,825,478)

Net loss per common share (basic and diluted), as reported	$(.23)	$(.34)	$(.66)	$(.69)
Pro forma net loss per common share (basic and diluted)	$(.26)	$(.39)	$(.73)	$(.79)
Assumed risk-free interest rate	3.75%	1.9%	3.03%	2.51%
Assumed volatility	80%	82%	81%	81%

In February 2004, the Company granted 82,500 restricted stock units, or RSUs, to certain officers. These RSUs vest in equal quarterly installments over a two-year period and, once vested, allow the participants to acquire up to 82,500 shares of common stock at par value. In May 2004, the Company granted 8,000 RSUs to another officer. The participants are not entitled to vote, sell or transfer any unvested RSUs. Additionally, granted but unvested RSUs generally are forfeited at termination of employment. Compensation expense related to these grants for the three-month and six-month periods ended June 30, 2004, was approximately $107,000 and $151,000, respectively.

5.             NET LOSS PER SHARE

Basic and diluted net loss per common share have been computed using the weighted average number of shares of common stock outstanding during each of the three-month and six-month periods ended June 30, 2004 and 2003. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under the RSUs, as the effect would be antidilutive. The number of shares so excluded was 4,054,314 and 3,486,984 at June 30, 2004 and 2003, respectively.

6.             COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive income represents net unrealized gains on marketable securities. For the three-month periods ended June 30, 2004 and 2003, other comprehensive (loss) and income were ($0.5) million and $0.1 million, respectively, and total comprehensive losses were $5.8 million and $6.8 million, respectively. For the six-month periods ended June 30, 2004 and 2003, other comprehensive losses were $12,000 and $0.2 million, respectively, and total comprehensive losses were $14.4 million and $14.1 million, respectively.

7.             INVESTMENT IN CORAUTUS GENETICS INC.

In February 2000, the Company received shares of preferred stock in Vascular Genetics Inc., or VGI, a privately held company, in exchange for a license to Vical technology. In February 2003, VGI and GenStar Therapeutics Corporation merged, resulting in the creation of a new entity, Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on the American Stock Exchange, or AMEX. The value of the Company’s Corautus shares, as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million. Based on this market information, on March 31, 2003, the Company wrote down its investment to $0.3 million. The market value of the Company’s investment in Corautus at June 30, 2004, was approximately $1.3 million.

8.             LEASED FACILITY; LEASE LINE

In addition to its lease of the Pacific Center Court facility, or PCC, which terminates in 2017, the Company also holds leases, which terminate in late 2004, at three facilities for manufacturing, research and office space. Effective June 30, 2004, the Company renewed its lease for five years on approximately 10,000 square feet of research space. This lease will now expire in 2009, and cumulative payments under the extension will be approximately $1.9 million. In July 2004, the Company renewed its lease for one year on approximately 15,000 square feet of manufacturing space in one of these facilities. The lease on the office space in the third facility will not be renewed at termination.

In March 2004, the Company signed an agreement with the leasing division of a bank to provide the Company with up to $8.5 million of financing for tenant improvements and equipment, with drawdowns available through December 15, 2004. The financial covenants of the agreement require the Company to maintain cash collateral to secure the outstanding borrowings. The bank also has a secured interest in the equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, fall below $45 million, the Company would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, the Company expects that its restricted cash equivalents and marketable securities securing the lease would be returned, but the Company would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. At June 30, 2004, the Company had borrowed $2.1 million under the lease line. Outstanding amounts on the accompanying balance sheet at June 30, 2004 were classified as $0.6 and $1.4 million in current portion of capital lease obligations and long-term obligations under capital leases, respectively. Cash equivalents and marketable securities of $2.2 million were pledged as collateral for this lease line and are included as restricted in the accompanying balance sheet. At June 30, 2004, restricted cash equivalents and marketable securities also included $2.5 million of securities pledged as collateral for a standby letter of credit.

9.             RECENT LICENSING AND CONTRACT ACTIVITIES

In May 2004, the Company granted an exclusive license to Merial Ltd., or Merial, a joint venture between Merck & Co., Inc. and Aventis, S.A., and a world leader in animal health products, for use of its patented DNA delivery technology in a vaccine to protect certain companion animals against a particular type of cancer. In the second quarter of 2004, the Company recognized revenue of $250,000 related to this agreement. Merial is responsible for research and development activities under this agreement. If Merial is successful in developing and marketing this product, milestone payments and royalties on sales of the resulting product would be due to the Company. A separate agreement with Merial, entered into in 1995, remains in place covering the use of the Company’s patented DNA delivery technology in vaccines to prevent certain infectious diseases in livestock and companion animals.

In June 2004, the Company earned a $1.2 million milestone from Gencell SAS, or Gencell, a wholly-owned subsidiary of Aventis Pharma SA, under the companies’ license agreement for certain cardiovascular applications of the Company’s patented DNA delivery technology. Under the agreement, established in June 2000, Gencell is developing plasmid-based delivery of Fibroblast Growth Factor 1, or FGF-1, as a potential treatment for Peripheral Arterial Disease, or PAD, and other indications characterized by blood vessel blockage. Published interim results from an open-label Phase 1 clinical trial indicated that the FGF-1 plasmid-based therapeutic was well tolerated, with no serious adverse events considered related to the treatment. Interim results reported in this same publication demonstrated reduction in pain and evidence of newly visible blood vessels three months after treatment. Gencell is currently conducting double-blind, placebo-controlled Phase 2 trials in the United States and Europe.

The Company has an agreement to manufacture DNA vaccines for HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, for the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH. The Company manufactures these vaccines in its Eastgate manufacturing facility under a subcontract awarded in July 2002, which was amended most recently in June 2004 for additional production of one of these vaccines. Revenue recognized under this agreement was $3.8 million for the three-month and six-month periods ended June 30, 2004, and $29,000 for the same periods in the prior year.

In May 2003, the Company announced a separate subcontract to manufacture bulk DNA vaccines for the VRC, which will be produced in a 500-liter fermenter and related purification equipment being furnished as government equipment, or GFE, in the Company’s PCC manufacturing facility.

In February 2004, the Company received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004 in the Company’s Eastgate manufacturing facility, and expanded in July 2004 to the Company’s PCC facility.

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

In July 2003, the Company was awarded a three-year, $5.7 million Phase II Small Business Innovation Research, or SBIR, grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The grant is partially funding the development of the Company’s DNA vaccine against anthrax. During the second quarter of 2004, the total amount of this grant increased to $5.9 million as a result of a negotiated change in allowable overhead rates.

In addition, the Company has received notification of funding of approximately $1 million for research and development related to its CMV vaccine program under two grants from the NIAID. A six-month Phase I SBIR grant of approximately $0.3 million is partially funding preclinical safety and toxicity evaluation of the CMV vaccine in support of the Company’s planned Phase 1 human trial. An 18-month research grant of approximately $0.7 million is partially funding novel assays to measure and characterize immune responses in volunteers participating in the trial.

10.          CONTINGENCIES

On July 29, 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against the Company in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991, as well as fees related to the Company’s sublicense of certain inventions jointly owned by the Company and the WARF. The Company counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement. In the first quarter of 2004, the Company accrued $1.5 million for settlement of this matter. In the second quarter of 2004, the Company and WARF entered into a settlement agreement and an amendment to the license agreement resolving all outstanding claims. Pursuant to the settlement agreement, the lawsuit was dismissed.

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

The Company has licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002, and opposed in December 2002. The Company has submitted a rebuttal response to the opposition. After careful analysis of the intellectual property, the Company maintained its rights to patents and applications in the United States and returned non-U.S. rights to the University of Michigan.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, is deemed to be material to the financial condition of the Company.

In addition, the Company has undertaken certain commitments under agreements with its collaborators, and its officers and directors. Under license agreements with its collaborators, the Company has agreed to continue to maintain and defend the patent rights licensed to the collaborators. In addition, the Company has entered into indemnification agreements with each officer and director of the Company which would indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding. At June 30, 2004, the Company had commitments to pay salary continuation to four current officers under certain circumstances.

11.          RELATED-PARTY TRANSACTIONS

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is also the Director of Strategic Planning at the VRC. For varying periods beginning from November 2000, the VRC has contracted with Vical for providing regulatory support, manufacturing services, and the production of research and clinical trial supplies. In May 2003, the Company announced a separate subcontract to manufacture bulk DNA vaccines for the VRC, which will be produced in a 500-liter fermenter and related purification equipment being furnished as GFE in the Company’s new PCC manufacturing facility. Under this agreement, the Company is guaranteed minimum annual production orders beginning in 2004, subject to annual extension of the agreement. In February 2004, the Company received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004 in the Company’s Eastgate manufacturing facility, and expanded in July 2004 to the Company’s PCC facility.

Revenue recognized under these subcontracts was $3.8 million for both the three-month and six-month periods ended June 30, 2004. Revenue for both the three-month and six-month periods ended June 30, 2003, amounted to $0.1 million. Included in “receivables and other” at June 30, 2004, is a receivable from the VRC in the amount of $1.4 million, of which $0.6 million pertains to equipment reimbursements.

Dr. Douglas was on the board of directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity, until June 30, 2003. Vijay B. Samant, President and CEO of the Company, serves on the Project Management Subcommittee of the IAVI. In 2002, the Company signed an agreement with the IAVI to provide clinical trial supplies. Revenue recognized under this agreement was $0.0 million for the three-month and six-month periods ended June 30, 2004, and $0.0 million and $0.2 million for the three-month and six-month periods ended June 30, 2003, respectively.

The above related-party agreements were approved by a majority or more of the disinterested members of the Company’s Board of Directors.

12.          SHELF REGISTRATION STATEMENT

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

13.          STOCK INCENTIVE PLAN

The Company has a stock incentive plan under which 5,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company.

14.          SEVERANCE OBLIGATIONS

In the second quarter of 2004, the Company entered into severance agreements with two former officers and accrued $0.4 million for cash payments due under these agreements, and an additional $0.1 million for compensation expense for certain stock options and restricted stock units.  In June 2004, approximately $19,000 was paid under one agreement.  Remaining payments are expected to be $0.2 million for the six months ended December 31, 2004, $0.1 million for 2005 and $0.1 million for 2006.

15.          SUBSEQUENT EVENTS

In July 2004, the Company renewed its lease for one year on approximately 15,000 square feet of manufacturing space. The lease will now expire in late 2005, and cumulative payments under the extension will be approximately $0.5 million.

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

•                  Our ability to fulfill the terms of our contract services agreements,

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

Product Area	Project Target and Indication(s)	Development Status(1)	Development Rights(3)

INFECTIOUS DISEASES
Infectious disease vaccines	Plasmodium falciparum (malaria)	Phase 1/2	Vical
	Cytomegalovirus	Phase 1	Vical
	Bacillus anthracis (anthrax)	Phase 1	Vical
	Ebola	Phase 1	Vical/NIH
	West Nile Virus	Preclinical	Vical/NIH
	HIV – preventive	Phase 1	Merck & Co., Inc.
	HIV – therapeutic	Phase 1	Merck & Co., Inc.
	Hepatitis B virus – preventive	Research	Merck & Co., Inc.
	Hepatitis B virus – therapeutic	Research	Merck & Co., Inc.
	Hepatitis C virus – preventive	Research	Merck & Co., Inc.

CANCER
Immunotherapeutic vaccine	High-dose Allovectin-7® for metastatic melanoma	Phase 2	Vical
Tumor-associated antigen therapeutic vaccines	Unspecified cancer(2)	Research	Aventis Pasteur
	Unspecified cancer(2)	Research	Merck & Co., Inc.

CARDIOVASCULAR

Angiogenic growth factors	VEGF-2	Phase 2	Corautus Genetics Inc.
FGF-1	Phase 2	Gencell SAS

VETERINARY
Preventive vaccines	Various undisclosed(2)	Research-Clinical	Merial Ltd.
Undisclosed fish disease(2)	Clinical	Aqua Health Ltd.
Protective cancer vaccine	Companion animal cancer(2)	Clinical	Merial Ltd.

(1)          “Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug, or IND, application. “Phase 1” clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug. “Phase 2” clinical trials are conducted in order to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase 1/2” clinical trial. For veterinary products, “Clinical” indicates testing in the target species.

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

Business Summary

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

In February 2001, we began a high-dose Phase 2 trial evaluating the Allovectin-7® gene-based immunotherapeutic for patients with Stage III or IV melanoma, who have few other treatment options. Our high-dose Phase 2 trial completed enrollment in July 2003. Efficacy data as of November 2003 were collected on the 127 patients receiving the full 2 milligram dose of Allovectin-7®, and safety data were collected for those plus 6 additional patients receiving lower doses in a dose-escalation stage. A summary of these data was reported in June 2004 at meetings of the American Society of Clinical Oncology and the American Society of Gene Therapy.

The overall response rate for the 127 patients receiving the high-dose treatment was 10.2 percent, with two complete responders and 11 partial responders. The raw median duration of response was at least 8.7 months, with a Kaplan-Meier estimated median duration of response of 12.1 months. The Kaplan-Meier estimated median survival was 18.0 months. Allovectin-7® was safe and well-tolerated in the high-dose trial. No patients withdrew from the trial because of toxicity or side effects, even with the 200-fold dose increase compared with earlier trials, and a median patient age of 60. Only one patient experienced a Grade 3 adverse event, classified as fatigue, possibly related to Allovectin-7®. One patient experienced a treatment-related Serious Adverse Event for non-specific arthritis.

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

As a result, we are designing a registration trial with high-dose Allovectin-7® for certain patients with metastatic melanoma. The trial design would include an interim analysis that could provide the basis for seeking approval before trial completion. We intend to review the design of the new registration trial with the FDA through a Special Protocol Assessment, or SPA, which we intend to complete in the second half of 2004.

Cytomegalovirus

In February 2003, we announced our first independent development program focused on infectious diseases, a DNA-based immunotherapeutic vaccine against cytomegalovirus, or CMV.

CMV infection is a life-long complication for transplant patients, who are tied to the clinic because of frequent testing for viral reactivation, and who must rely on expensive and toxic antiviral therapy. Currently, there is no approved vaccine for CMV.

The Institute of Medicine, or IOM, of the National Academy of Sciences estimated the cost of treating the consequences of CMV infection in the United States at more than $4 billion per year in a 1999 report, and placed a CMV vaccine in its first priority category on the basis of cost-effectiveness. Our initial focus on the transplantation indication should allow proof-of-concept that could then lead to the opportunity to develop a CMV vaccine for other groups such as immunocompromised individuals and women of reproductive age. Congenital CMV infection is the leading infectious cause of deafness, learning disabilities, and mental retardation in children.

Our CMV immunotherapeutic vaccine program is based on:

•                  CMV genes that encode highly immunogenic proteins associated with protective antibody and cellular immune responses,

•                  Our DNA vaccine technologies that have the ability to induce potent cellular immune responses and trigger production of antibodies without the safety concerns that conventional attenuated vaccines have posed for immunocompromised patients, and

•                  A focused clinical development plan that is designed to allow us to quickly establish proof-of-concept in transplant patients.

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

We announced the initiation of a Phase 1 clinical trial with this CMV immunotherapeutic vaccine in March 2004. Enrollment of the low-dose cohort has now been completed. The initial trial will test the vaccine for safety and immune responses in healthy volunteers, in preparation for planned Phase 2 trials in hematopoietic cell transplant, or HCT, patients.

The Phase 1 multi-center, randomized, open-label clinical trial is evaluating the safety and immunogenicity of Vical’s CMV immunotherapeutic vaccine in up to 34 healthy subjects. Each subject receives three doses of the vaccine at either a 1 mg or 5 mg dose. All subjects are followed for six months after the last immunization. Subjects will be monitored primarily for safety. Secondary endpoints in this trial will include the immunogenicity of the vaccine in CMV seronegative and CMV seropositive healthy subjects. We expect to report initial safety and immunogenicity data from the trial at the Interscience Conference on Antimicrobial Agents and Chemotherapy, or ICAAC, beginning October 30, 2004.

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

In addition, we have received notification of funding of approximately $1 million for research and development related to our CMV vaccine program under two grants from the NIAID. A six-month Phase I SBIR grant of approximately $0.3 million is partially funding preclinical safety and toxicity evaluation of the CMV vaccine in support of our planned Phase 1 human trial. An 18-month research grant of approximately $0.7 million is partially funding novel assays to measure and characterize immune responses in volunteers participating in the trial. The trial and immunological assays will be conducted in collaboration with the Fred Hutchinson Cancer Research Center in Seattle, Washington.

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

Our anthrax vaccine team advanced this program from initial concept to evaluation of effectiveness in a stringent challenge model in less than ten months.

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

This research has been supported, in part, by a one-year Small Business Technology Transfer Research, or STTR, grant from the NIAID, as announced in July 2002. In July 2003, we were awarded a three-year, $5.7 million Phase II SBIR grant, subsequently increased to $5.9 million, from the NIAID. The grant is partially funding the development of our DNA vaccine against anthrax.

In October 2003, we secured an exclusive license from The Ohio State University to allow use of proprietary technology in our anthrax vaccine.

In the second quarter of 2004, the NIAID advised us that it will support a Phase 1 clinical trial of our anthrax vaccine at two NIAID-funded Vaccine and Treatment Evaluation Units. The trial began in July 2004, and will test the vaccine in up to 52 healthy adult volunteers for safety and immune responses. Successful completion of this trial could lead to potential larger trials to support marketing approval under the U.S. Food an Drug Administration’s Animal Rule, and could encourage development of other vaccines using the same technology. The Animal Rule was published in 2002 by the FDA to establish requirements for demonstrating effectiveness of drugs and biological products in settings where human clinical trials for efficacy are not feasible or ethical. The rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in up to two appropriate species of animal.

Our continued development of the anthrax program is dependent on additional government funding.

NIH Vaccine Research Center

We have an agreement to manufacture HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the VRC in our Eastgate manufacturing facility under a subcontract awarded in July 2002 and amended most recently in June 2004 for additional production of one of these vaccines. In November 2003, the VRC began testing an investigational DNA vaccine against Ebola, using clinical supplies provided by us under this agreement, in healthy human volunteers.

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

In February 2004, we received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004 in our Eastgate manufacturing facility, and expanded in July 2004 to our PCC facility. Additional orders may be placed under both subcontracts. Revenue from these orders is expected to be recognized as product is shipped, providing our other general revenue recognition criteria are met, including no remaining significant performance obligations and collection being reasonably assured. This should substantially increase our contract revenues to more than $10 million in future years, subject to annual renewal. We have begun production as scheduled and we fully intend to meet the VRC’s requirements, including vaccines for HIV, Ebola, West Nile Virus and SARS. Under Federal Acquisition Regulations, or FARs, the government has the right to terminate these agreements for convenience.

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

Recent Events

Shelf Registration. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million, less amounts raised to date, of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing our business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale. In March 2004, we raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of our common stock at $5.50 per share in a registered direct offering to a select group of institutional investors pursuant to the shelf registration statement.

Management Changes. Effective June 1, 2004, Martha J. Demski resigned for personal reasons from her position as Vice President, Chief Financial Officer, Treasurer, and Secretary. Until a new Chief Financial Officer is named, Vijay B. Samant, our President and Chief Executive Officer, will serve as Acting Chief Financial Officer. In June 2004, Robin M. Jackman, Ph.D., joined us as Vice President, Business Development. Effective July 30, 2004, Alan E. Dow, J.D., Ph.D., formerly Vice President and General Counsel, resigned.

Additional Merial License. In May 2004, we granted an exclusive license to Merial Ltd., or Merial, a joint venture between Merck & Co., Inc. and Aventis, S.A., and a world leader in animal health products, for use of our patented DNA delivery technology in a vaccine to protect certain companion animals against a particular type of cancer. Under the new agreement, Merial is responsible for research and development activities. If Merial is successful in developingand marketing this product, milestone payments and royalties on sales of the resulting product would be due to us. In the second quarter of 2004, $250,000 of revenue was recognized relating to this agreement. A separate agreement entered into in 1995 with Merial remains in place covering the use of our patented DNA delivery technology in vaccines to prevent certain infectious diseases in livestock and companion animals.

Gencell Milestone. In June 2004, we earned a milestone under our contract with Gencell. This resulted in the recognition of $1.2 million in revenue under our license agreement for certain cardiovascular applications of our patented DNA delivery technology. Under the agreement, established in June 2000, Gencell is developing plasmid-based delivery of Fibroblast Growth Factor 1, or FGF-1, as a potential treatment for Peripheral Arterial Disease, or PAD, and other indications characterized by blood vessel blockage. Published interim results from an open-label Phase 1 clinical trial indicated that the FGF-1 plasmid-based therapeutic was well tolerated, with no serious adverse events considered related to the treatment. Interim results reported in this same publication demonstrated reduction in pain and evidence of newly visible blood vessels three months after treatment. Gencell is currently conducting double-blind, placebo-controlled Phase 2 trials in the United States and Europe.

Change in Independent Public Accountants. In July 2004, we engaged Deloitte & Touche LLP as our independent public accountants for fiscal periods subsequent to the second quarter of 2004, replacing KPMG LLP, our current accounting firm.

Patents. During the first quarter of 2004, we were issued U.S. Patent No. 6,670,332, covering a class of cationic lipids useful in gene delivery applications, U.S. Patent No. 6,673,776, covering novel methods of using DNA to deliver biologically active proteins, U.S. Patent No. 6,696,424 covering a class of cationic lipids useful in gene delivery applications, U.S. Patent No. 6,710,035, covering administration of plasmid DNA encoding pathogen-specific antigens to generate immune responses, with or without adjuvants, and U.S. Patent No. 6,706,694, covering delivery to the heart of DNA encoding biologically active proteins. In addition, in the first quarter of 2004, we were granted European Patent EP0795015 specifically claiming the composition, manufacture and application of gene-based cancer treatments delivering the cytokine interleukin-2, or IL-2. In August 2004, we were granted European Patent EP1165140 claiming compositions and methods for gene-based vaccination using immunogens or immunogen-encoding polynucleotides plus the Vaxfectin™ cationic lipid/co-lipid formulation.

Also during the first quarter of 2004, European Patent 0737750, issued in 2003, was opposed by two companies, and European Patent 1032428, also issued in 2003, was opposed by three companies. We intend to respond to the oppositions in a timely manner.

We are the assignee of 32 issued U.S. and foreign patents having remaining lives of 5 to 15 years, which are listed below:

Patent No.	Description
U.S. PATENTS

6,710,035	Generation of an immune response to a pathogen
6,706,694	Expression of exogenous polynucleotide sequences in a vertebrate
6,696,424	Cytofectin dimers and methods of use thereof
6,673,776	Expression of exogenous polynucleotide sequences in a vertebrate, mammal, fish, bird or human
6,670,332	Complex cationic lipids having quaternary nitrogens therein
6,586,409	Adjuvant compositions and methods for enhancing immune responses to polynucleotide-based vaccines
6,413,942	Methods of delivering a physiologically active polypeptide to a mammal
6,399,588	Cancer treatment method utilizing plasmids suitable for IL-2 expression
6,228,844	Stimulating vascular growth by administration of DNA sequences encoding VEGF
6,214,804	Induction of a protective immune response in a mammal by injecting a DNA sequence
6,147,055	Cancer treatment method utilizing plasmids suitable for IL-2 expression
6,022,874	Piperazine based cytofectins
5,994,317	Quaternary cytofectins
5,910,488	Plasmids suitable for gene therapy
5,891,718	Tetracycline inducible/repressible systems
5,861,397	Piperazine based cytofectins
5,707,812	Purification of plasmid DNA during column chromatography
5,703,055	Generation of antibodies through lipid mediated DNA delivery
5,693,622	Expression of exogenous polynucleotide sequences cardiac muscle of a mammal
5,641,665	Plasmids suitable for IL-2 expression
5,589,466	Induction of a protective immune response in a mammal by injecting a DNA sequence
5,580,859	Delivery of exogenous DNA sequences in a mammal
5,576,196	Process for reducing RNA concentration in a mixture of biological material using diatomaceous earth
5,561,064	Production of pharmaceutical-grade plasmid DNA
5,459,127	Cationic lipids for intracellular delivery of biologically active molecules
5,264,618	Cationic lipids for intracellular delivery of biologically active molecules

FOREIGN PATENTS
EP0523189	Cationic lipids for intracellular delivery of biologically active molecules
EP0742820	Production of pharmaceutical-grade plasmid DNA
EP0795015	Plasmids suitable for IL-2 expression
EP0802975	Process for reducing RNA concentration in a mixture of biological material using diatomaceous earth
EP0902780	Quaternary cytofectins
EP1165140	Adjuvant compositions for enhancing immune responses to polynucleotide-based vaccines
JP2538474	Cationic lipids for intracellular delivery of biologically active molecules

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

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.2 million and $0.1 million for the three-month periods ended June 30, 2004 and 2003, respectively, and $0.3 million and $0.3 million for the six-month periods ended June 30, 2004 and 2003, respectively. No material revisions to the estimates were made in the periods presented.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.6 million at June 30, 2004, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we may need to make a change in our estimated accrual, which could also affect our results of operations and cash flow. No material adjustments were made to the accruals in the periods presented.

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

We also have entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Under these contracts, revenue is recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met. Any deferred manufacturing costs are recognized as expense at the time the revenue is recognized.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. This EITF did not have a material effect on our financial position or results of operations.

Results of Operations

Three months ended June 30, 2004 and 2003

We recorded revenues of $5.7 million for the three months ended June 30, 2004, compared with revenues of $0.6 million for the three months ended June 30, 2003. License and royalty revenue for the three months ended June 30, 2004, was $1.9 million compared with $0.5 million for the same period in the prior year. License and royalty revenue for both periods included recognition of deferred license fees from Corautus and royalty revenue from Invitrogen. License and royalty revenue for the three months ended June 30, 2004, was higher than for the corresponding period in the prior year due to revenue recognized from a new license with Merial for cancer in companion animals, and the recognition of a $1.2 million milestone from Gencell. Contract revenue was $3.8 million for the three months ended June 30, 2004, compared with $0.1 million for the same period in the prior year. Contract revenue for the three months ended June 30, 2004, was higher than for the corresponding period in the prior year due to contract manufacturing shipments to VRC for HIV, Ebola, West Nile Virus and SARS, and revenue from CMV grants. Contract revenue of $0.1 million for the three months ended June 30, 2003, was from the NIH.

Our total operating expenses for the three months ended June 30, 2004, were $11.2 million compared with $8.1 million for the same period in the prior year. Research and development expenses increased to $8.7 million for the three months ended June 30, 2004, from $6.3 million for the same period in 2003. This increase in research and development expenses was due to expensing contract manufacturing costs which were deferred until the related revenue was recognized upon shipment of the product, and to increases in personnel-related costs and facilities costs. The increase in personnel-related costs is due to fluctuations in average headcount, salary increases, and higher insurance costs. The increased facilities costs included increased depreciation, utilities, and maintenance and repair costs as a result of the increased capital purchases and increased occupancy of the PCC facility. These increases were partially offset by lower intellectual property expenses.

General and administrative expenses were $2.5 million for the three months ended June 30, 2004, and $1.8 million for the same period in 2003. The increase in general and administrative expenses for the three months ended June 30, 2004, compared with the same period in the prior year, was due to higher personnel-related costs, including severance costs, salary increases, and higher insurance costs.

Investment income was $0.3 million for the three months ended June 30, 2004, compared with $0.6 million, including realized gains on sales of investments of $0.1 million, for the same period in the prior year. The decrease in investment income in 2004 compared with 2003 was due to lower rates of return and lower investment balances, and approximately $2,000 in realized net gains on sales of investments in 2004

Our net loss was $5.3 million, or $0.23 per common share, for the three months ended June 30, 2004, compared with a net loss of $6.9 million, or $0.34 per common share, for the same period in the prior year. Per share amounts for the three months ended June 30, 2004, reflected the increased weighted average numbers of shares outstanding for the period as a result of the registered direct offering of approximately 3.4 million shares of stock during March 2004.

Six months ended June 30, 2004 and 2003

We recorded revenues of $6.7 million for the six months ended June 30, 2004, compared with $1.5 million for the corresponding period in the prior year. License and royalty revenue for the six months ended June 30, 2004, was $2.5 million compared with $1.0 million for the corresponding period in the prior year. License and royalty revenue for both periods included recognition of deferred license fees from Corautus and royalty revenue from Invitrogen. License and royalty revenue for the six months ended June 30, 2004, was higher than for the corresponding period in the prior year due to revenue recognized from a new license with Merial for cancer in companion animals, and the recognition of a $1.2 million milestone from Gencell. Contract revenue was $4.1 million for the six months ended June 30, 2004, compared with $0.5 million for the corresponding period in the prior year. Contract revenue for the six months ended June 30, 2004, was higher than for the corresponding period in the prior year due to contract manufacturing shipments to VRC for HIV, Ebola, West Nile Virus and SARS, and revenue from CMV grants. Contract revenue of $0.5 million for the six months ended June 30, 2003, was from the NIH, the IAVI, and the Office of Naval Research, or ONR.

Our total operating expenses for the six months ended June 30, 2004, were $21.3 million compared with $16.7 million for the same period in the prior year. Operating expenses for the six months ended June 30, 2003, included a write-down of investment of $0.5 million, as more fully explained below.

Research and development expenses increased to $16.8 million for the six months ended June 30, 2004, from $12.9 million for the same period in 2003. This increase in research and development expenses was due to the expensing of contract manufacturing costs which were deferred until the related revenue was recognized upon shipment of the product, a $1.5 million accrual for settlement of the WARF litigation and to increases in personnel-related costs and facilities costs. The increase in personnel-related costs was due to fluctuations in average headcount, salary increases, and higher insurance costs. The increased facilities costs included increased depreciation, utilities, and maintenance and repair costs as a result of the increased capital purchases and increased occupancy of the PCC facility. These increases were partially offset by lower intellectual property expenses.

General and administrative expenses were $4.5 million for the six months ended June 30, 2004, and $3.3 million for the same period in 2003. The increase in general and administrative expenses for the six months ended June 30, 2004, compared with the same period in the prior year, was due to higher personnel-related costs and increased legal fees associated with the WARF litigation. The higher personnel-related costs included severance costs, salary increases, and higher insurance costs.

Operating expenses for the six months ended June 30, 2003, also included a write-down of investment of $0.5 million. In February 2003, GenStar Therapeutics Corporation, a public company listed on AMEX, and VGI, a private company in which we received shares of preferred stock when we licensed our technology to VGI, completed their previously announced merger and created a new entity, known as Corautus. Subsequent to the merger, the shares of VGI were exchanged for common stock of Corautus, which is listed on AMEX. The value of our shares as measured by the quoted price on AMEX on March 31, 2003, was $0.3 million compared with our recorded value of $0.8 million. Based on this market information, we wrote down our investment to $0.3 million as of that date.

Investment income was $0.6 million for the six months ended June 30, 2004, compared with $1.4 million, including realized gains on sales of investments of $0.2 million, for the same period in the prior year. The decrease in investment income in 2004 compared with 2003 is due to lower rates of return, lower investment balances, and no realized net gains on sales of investments in 2004. Some of our investments currently are yielding higher returns than we could expect when reinvesting the proceeds upon sale or maturity. Thus, our interest yields are expected to be lower in the full year 2004 than in 2003.

Our net loss was $14.4 million, or $0.66 per common share, for the six months ended June 30, 2004, compared with a net loss of $13.9 million, or $0.69 per common share, for the same period in the prior year. Per share amounts for the six months ended June 30, 2004, reflected the increased weighted average numbers of shares outstanding for the period as a result of the registered direct offering of approximately 3.4 million shares of stock during March 2004. We expect to incur losses throughout the remainder of 2004 and we expect our net loss for the year ending December 31, 2004, to be between $26 million and $29 million.

Other Matters

Since inception, we estimate that we have spent approximately $199 million on research and development. From inception, we have spent about $57 million in our Allovectin-7® program, for which we elected not to proceed with a Biologics License Application, or BLA, filing for a low dose based on low-dose clinical trial results. Based on EOP2 meetings with the FDA for the current high-dose Phase 2 trial in melanoma, we have determined that an additional trial would be required before proceeding with a BLA filing for high-dose Allovectin-7®. Future trials would add to the time and cost of development. From inception, we have spent approximately $18 million in our Leuvectin® program, for which development was discontinued in September 2002 due to other priorities. From inception, we have spent approximately $4 million on our malaria vaccine program.

Additionally, we are in the early stages of clinical development of vaccine candidates for CMV and anthrax. These infectious disease candidates will require significant costs to advance through the development stages. From inception, we have spent approximately $18 million on our CMV program and approximately $12 million on our anthrax program. These expenses will be partially covered by revenues received under U.S. government grants of approximately $1 million for our CMV program and $6 million for our anthrax program. See “Business Summary—Allovectin-7®” for a more detailed explanation of the status of Allovectin-7®. See also “Business Summary—Cytomegalovirus” and “—Anthrax” for more detailed discussions of our CMV and anthrax vaccine programs.

Research and development costs incurred by major program, as well as other expenses for research and development and technology enhancements, for the three-month and six-month periods ended June 30, 2004 and 2003, were as follows (in millions ):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Allovectin-7®	$1.0	$1.1	$3.1	$2.8
CMV	$2.5	$1.7	$4.7	$3.1
Anthrax	$0.5	$2.0	$2.0	$3.5
Leuvectin®	$0.0	$0.1	$0.0	$0.2
Malaria	$0.0	$0.1	$0.0	$0.1
Other research and development, and technology enhancements	$4.7	$1.3	$7.0	$3.2
Total R&D spending	$8.7	$6.3	$16.8	$12.9

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, five public offerings of common stock, and revenues from collaborative agreements. Cash, cash equivalents and marketable securities totaled approximately $85.5 million at June 30, 2004, compared with $84.5 million at December 31, 2003. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million, less amounts raised to date, of common stock or preferred stock. The shelf registration is intended to provide flexibility in financing our business needs. Specific terms of any offering under the shelf registration and the securities involved would be established at the time of sale.

In March 2004, we raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of Vical common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. All of the shares of common stock were offered by us pursuant to the effective shelf registration statement previously filed with the SEC.

Cash used in operating activities increased to $13.5 million for the six months ended June 30, 2004, compared with $10.4 million for the same period in 2003. The increase in cash used in operating activities for the six months ended June 30, 2004, compared with same period in the prior year, is due to the company receiving cash prepayments in the second half of 2003 for which product shipments were made in 2004, thus not contributing significantly to cashflow in 2004. Also, receivables increased due to accruing the license and milestone amounts due from Merial and Gencell, which were subsequently received in July 2004, plus increases in receivables from contract manufacturing shipments. These increases were partially offset by a decrease in deferred contract costs that were recognized as expense when the products shipped in 2004 but for which the cash expenditures were made in 2003. An increase in the outstanding balance of accounts payable in 2004 also contributed to partially offset the increased cash used in operating activities. Net loss for the six-month period ended June 30, 2003, also included a noncash write-down of our investment in Corautus, as more fully explained under “Results of Operations” above.

Cash used in investing activities was $5.5 million for the six months ended June 30, 2004, compared with $7.7 million for the same period in 2003. Capital expenditures for the six months ended June 30, 2004, decreased $1.2 million from the same period in the prior year, and are expected to be lower for the full year 2004 compared with 2003 as the purchases for, and improvements to, our new facility near completion. Additionally, spending for licensed technology and patents decreased from the same period in the prior year.

Cash provided from financing activities for the six months ended June 30, 2004, was $16.6 million compared with cash used in financing activities of $1.1 million for the same period in 2003. Net proceeds from the registered direct stock offering in the first quarter of 2004 provided $17.3 million of cash. Reimbursements under our capital lease line provided $2.1 million of cash for the six months ended June 30, 2004. Payments on capital lease obligations for the six months ended June 30, 2004, increased by $1.3 million, compared with the same period in 2003, due to greater capital lease obligations.

In March 2004, we entered into a new lease line with the leasing division of a bank to provide up to $8.5 million of financing for tenant improvements and equipment, with drawdowns available through December 15, 2004. At June 30, 2004, we had used $2.1 million of this lease line, and $2.2 million of cash equivalents and marketable securities were pledged as collateral for this lease line and are included as restricted in the balance sheet. At June 30, 2004, restricted cash equivalents and marketable securities also included $2.5 million of securities pledged as collateral for a standby letter of credit. We intend to pursue additional lease financing at the expiration of the drawdown period under this agreement. In the event we are unable to obtain additional financing, we will be required to use our existing cash resources to finance additional purchases.

In addition to our lease of PCC, which terminates in 2017, we also hold leases, which were scheduled to terminate in late 2004, at three facilities for manufacturing, research and office space. Effective June 30, 2004, we renewed our lease for five years on approximately 10,000 square feet of research space. In July 2004, we renewed our lease for one year on approximately 15,000 square feet of manufacturing space in one of these three facilities. Total cumulative payments under these renewals will be approximately $2.4 million.

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

None of our products has been approved for sale, and we have only three product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

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

For example, our only product candidates currently in clinical trials are high-dose Allovectin-7® for metastatic melanoma, which is currently in Phase 2 clinical testing, and our vaccines for CMV and anthrax, which are currently in Phase 1 clinical testing. We may not be able to establish with the FDA, by the second half of 2004, if at all, the design of a high-dose Allovectin-7® registration trial adequate to support clinical and regulatory requirements for approval of Allovectin-7®. We may not have the resources to conduct such a trial independently, if at all. Results of such a registration trial may not demonstrate sufficient efficacy to support approval before trial completion, if at all. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. In addition, our continued development of the anthrax program is dependent on additional government funding, which may not be available at adequate levels, if at all. Our anthrax vaccine may not elicit sufficient antibody responses in humans.

Additionally, we are in preclinical stages of research and development with product candidates including a solid tumor application of our in-licensed electroporation technology and others. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support FDA approval. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we have entered into an agreement to manufacture bulk DNA vaccines for the VRC. In connection with this agreement, the VRC has provided a 500-liter fermenter and related purification equipment being furnished as GFE in our PCC manufacturing facility. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or GFE or other government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies.

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

We apply for and have received funding from government agencies under SBIR grants. Eligibility of public companies to receive SBIR grants is under review by the Small Business Administration and may be changed in the future, and there can be no assurance that additional funding from this source will be available.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold or received approval to sell any products. We do not expect to sell any products for the next several years. Our net losses were approximately $24.4 million, $27.9 million and $9.2 million for 2003, 2002 and 2001, respectively. As of June 30, 2004, we have incurred cumulative net losses totaling approximately $129.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For 2004, we have forecast a net loss of between $26 million and $29 million. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. For example, we currently have on file an effective shelf registration statement with the SEC seeking to register an aggregate of up to $50 million of common stock or preferred stock, less amounts raised to date. In March 2004, we raised approximately $17.3 million in net proceeds pursuant to this registration statement from the sale of approximately 3.4 million shares of Vical common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. However, we may not be able to raise additional funds on favorable terms, or at all. In March 2004, we signed a leasing agreement with the leasing division of a bank to provide us with up to $8.5 million of financing for tenant improvements and equipment with drawdowns available through December 15, 2004. The financial covenants of the agreement require us to maintain cash collateral equal to the amount of outstanding borrowings. The bank has a secured interest in the equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, are less than $45 million, we would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, we expect that our restricted cash deposits securing the lease would be returned to us, but we would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

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

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002, and opposed in December 2002. We filed a rebuttal response to the opposition in a timely manner. After careful analysis of the intellectual property, we maintained our rights to patents and applications in the United States and returned non-U.S. rights to the University of Michigan.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During the three-year period ended June 30, 2004, our stock price has ranged from $2.12 to $14.10. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock, of which to date we have issued approximately $18.6 million of common stock, which yielded approximately $17.3 million in net proceeds. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities. The average maturity of our non-equity investments is approximately nine months. Our investments are classified as available-for-sale securities.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions:  a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.6 million lower than the reported fair value of our non-equity investments at June 30, 2004. At June 30, 2004, our unrealized gain on marketable securities was $0.8 million, including an unrealized gain of $0.9 million on our investment in Corautus. We expect lower investment income in the full year 2004 compared with 2003 due to lower investment balances.

The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk-sensitive instruments outstanding at June 30, 2004, and December 31, 2003, we believe that there were no material market risk exposures to our financial position, results of operations or cash flows as of such dates.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and acting principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and acting principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting during the three months ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

On July 29, 2003, the WARF filed a complaint against us in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement we entered into with the WARF in 1991, as well as fees related to our sublicense of certain inventions jointly owned by us and the WARF, the amount of which is unspecified in the WARF’s complaint. We counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. In the first quarter of 2004, we accrued $1.5 million for settlement of this matter. In the second quarter of 2004, we entered into a settlement agreement with the WARF and made an amendment to the license agreement resolving all outstanding claims. Pursuant to the settlement agreement, the lawsuit was dismissed.

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

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® and Leuvectin®. Included in this license is a European patent granted in March 2002, and opposed in December 2002. We filed a rebuttal response to the opposition in a timely manner. After careful analysis of the intellectual property, we maintained our rights to patents and applications in the United States and returned non-U.S. rights to the University of Michigan.

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us which, individually or in the aggregate, is deemed to be material to our financial condition.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 10, 2004, we held our Annual Meeting of Stockholders. As of March 15, 2004, the record date for the meeting, 20,095,244 shares of our common stock were outstanding and entitled to vote. The following actions were taken at the meeting:

(a)                                  The following Class III directors were elected:

Robert H. Campbell—16,733,767 shares voted in favor of the nominee; 1,149,045 withheld their vote.

Gary A. Lyons—16,733,103 shares voted in favor of the nominee; 1,149,709 withheld their vote.

Our Class I directors, Vijay B. Samant and Robert C. Merton, continue in office until the 2005 Annual Meeting. Our Class II directors, R. Gordon Douglas and M. Blake Ingle, Ph.D., continue in office until the 2006 Annual Meeting.

(b)           The amendment and restatement of the Stock Incentive Plan of Vical Incorporated was approved. The number of shares of common stock reserved for issuance under the plan was increased to 5,700,000 from 5,200,000, subject to adjustment as provided in the plan. Shares voted for the proposal were 6,592,232, with 2,922,937 shares voted against the proposal and 44,314 shares abstained.

(c)           The selection of KPMG LLP as the Company’s independent public accountants for the year ending December 31, 2004, was ratified. Shares voted in favor of the proposal were 17,620,782, with 214,786 shares voted against the proposal and 47,244 shares abstained. In July 2004, the Company engaged Deloitte & Touche LLP as its independent public accountants for fiscal periods subsequent to the second quarter of 2004, replacing KPMG LLP.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.
3.1(ii)(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(2)	Rights Agreement dated as of March 20, 1995, between the Company and First Interstate Bank of California.
10.19(a)	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.
10.36(a)	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.
31.1	Certification of Vijay B. Samant, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and Acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)          Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(a)  The Company has requested confidential treatment of certain portions of this agreement which have been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

(b)                                  Reports on Form 8-K

On May 6, 2004, we filed a Form 8-K to disclose our press release of financial results for the three months and ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 9, 2004	By:	/s/ VIJAY B. SAMANT
President and Chief Executive Officer, and
Acting Chief Financial Officer
(on behalf of the registrant and as the
registrant’s Principal Financial and Accounting Officer)