Form 10-Q
period 2004-09-30
VICAL INC
filed 2004-11-09
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number:  000-21088

VICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	93-0948554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10390 Pacific Center Court San Diego, California	92121
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at November 1, 2004:  23,486,648

VICAL INCORPORATED

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Balance Sheets (unaudited) as of September 30, 2004, and December 31, 2003

Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and 2003

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2003

Notes to Financial Statements (unaudited)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 6. Exhibits

SIGNATURE

Part I.  Financial Information

Item 1.    Financial Statements

VICAL INCORPORATED

BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$28,302,920	$16,573,912
Cash equivalents—restricted	4,943,328	2,355,700
Marketable securities—available-for-sale	46,051,286	65,588,091
Receivables and other	3,828,074	5,386,211
Total current assets	83,125,608	89,903,914

Property and equipment:
Equipment	17,244,078	17,922,355
Leasehold improvements	12,078,727	8,426,848
	29,322,805	26,349,203
Less—accumulated depreciation and amortization	(14,196,216)	(12,013,962)
	15,126,589	14,335,241
Intangible Assets, net	5,853,667	5,870,123
Other assets	436,443	597,912
Total Assets	$104,542,307	$110,707,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,461,016	$5,626,914
Current portion of capital lease obligations	4,347,012	3,918,118
Current portion of notes payable	61,904	340,476
Current portion of deferred revenue	131,130	2,337,019
Total current liabilities	9,001,062	12,222,527

Long-term obligations:
Long-term obligations under capital leases	5,692,066	7,196,376
Deferred rent	1,740,027	1,334,880
Other long-term obligations	607,720	131,130
Total long-term obligations	8,039,813	8,662,386

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value—5,000,000 shares authorized—none issued and outstanding	—	—
Common stock, $0.01 par value—40,000,000 shares authorized—23,480,398 and 20,092,594 shares issued and outstanding at September 30, 2004, and December 31, 2003, respectively	234,804	200,926
Additional paid-in capital	221,203,712	203,607,418
Accumulated other comprehensive income	113,118	798,223
Accumulated deficit	(134,050,202)	(114,784,290)
Total stockholders’ equity	87,501,432	89,822,277
Total liabilities and stockholders’ equity	$104,542,307	$110,707,190

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues:
License and royalty revenue	$475,735	$525,846	$3,024,701	$1,533,348
Contract and grant revenue	2,415,347	4,347,276	6,517,118	4,849,300
Total revenues	2,891,082	4,873,122	9,541,819	6,382,648

Operating expenses:
Research and development	6,791,257	6,923,351	23,621,151	19,824,802
General and administrative	1,834,714	1,737,565	6,315,698	5,028,448
Write-down of investment	—	—	—	482,217
Total operating expenses	8,625,971	8,660,916	29,936,849	25,335,467

Loss from operations	(5,734,889)	(3,787,794)	(20,395,030)	(18,952,819)

Other income (expense):
Investment income	1,031,751	344,405	1,652,165	1,703,675
Interest expense	(171,568)	(113,814)	(523,047)	(255,082)
Net loss	$(4,874,706)	$(3,557,203)	$(19,265,912)	$(17,504,226)

Basic and diluted net loss per share	$(0.21)	$(0.18)	$(0.86)	$(0.87)

Weighted average shares used in computing basic and diluted net loss per share	23,478,712	20,091,344	22,427,482	20,091,344

See accompanying notes.

VICAL INCORPORATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2004	2003

OPERATING ACTIVITIES:
Net loss	$(19,265,912)	$(17,504,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,732,709	2,642,806
Write-down of investment	—	482,217
Loss on sublease	45,038	148,457
Write-off of abandoned patents	114,968	—
Compensation expense related to stock options and awards	351,745	58,992
Deferred lease credits	405,147	351,962
Change in operating assets and liabilities:
Receivables and other	1,455,890	580,093
Other assets	161,468	(1,323)
Accounts payable and accrued expenses	(603,216)	(1,825,964)
Deferred revenue	(2,337,019)	(623,285)
Net cash used in operating activities	(16,939,182)	(15,690,271)

INVESTING ACTIVITIES:
Sales of marketable securities-including restricted	57,827,437	106,974,037
Purchases of marketable securities-including restricted	(38,975,737)	(99,258,728)
Capital expenditures	(777,366)	(1,111,341)
Licensed technology expenditures	—	(80,000)
Patent expenditures	(588,305)	(614,969)
Net cash provided from investing activities	17,486,029	5,908,999

FINANCING ACTIVITIES:
Issuance of common stock, net	17,278,427	—
Payments on notes payable	(278,572)	(492,857)
Principal payments under capital lease obligations	(3,230,066)	(1,617,239)
Sales of restricted cash equivalents	2,222,654	—
Purchases of restricted cash equivalents	(4,810,282)	—
Net cash provided from (used in) financing activities	11,182,161	(2,110,096)

Net increase (decrease) in cash and cash equivalents	11,729,008	(11,891,368)

Cash and cash equivalents at beginning of period	16,573,912	32,608,954

Cash and cash equivalents at end of period	$28,302,920	$20,717,586

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$561,170	$305,226

Non-cash investing and financing activities:
Investment accounted for on the cost method, subsequently reclassified to marketable securities available-for-sale, at quoted market value	$—	$317,783

Property and equipment acquired under capital lease financing	$2,256,896	$10,130,747

See accompanying notes.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2004

(Unaudited)

1.             GENERAL

Organization

Vical Incorporated, or the Company, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

Basis of Presentation

The unaudited financial statements at September 30, 2004, and for the three and nine months ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2003, included in its Form 10-K filed with the Securities and Exchange Commission, or SEC.

Issuance of Common Stock

In March 2004, the Company raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of its common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. All of the shares of common stock were offered by the Company pursuant to a shelf registration statement declared effective in December 2003. The shelf registration allows the Company to issue from time to time up to approximately $31 million of additional common or preferred stock.

Revenue Recognition

The Company earns revenue from licensing its proprietary technology and by performing services under research and development contracts, grants, and manufacturing service contracts. In general, revenue is recognized when all of the following criteria are met:  persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determined, and collection is reasonably assured.

Revenue under research and development contracts, grants, and manufacturing and regulatory service contracts, except for fixed-price contracts, is recognized as the research and development expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met. The Company does not recognize revenue on contract change orders until the service is performed and it has a signed modification for additional funding for the contract. Prior to that time, any costs incurred for change orders on contracts are deferred if it is highly probable that the Company will receive a signed modification, or if the Company has received a signed modification, increasing the funding under the contract which will allow it to recover the costs incurred. Otherwise, the costs are expensed as incurred. Once the signed modification for additional funding is received, the deferred costs and any related revenue are both recognized. Advance payments received in excess of amounts earned are classified as deferred revenue.

The Company also has entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Under these contracts, revenue and related expenses are recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met.

Any initial license or option payment received under a research and development services agreement is recognized as revenue over the term of the research and development period. Payments for options on a license to the Company’s technology are recognized as revenue over the option period. Fees paid to extend an option are recognized as revenue over the option extension period. Upfront license payments are recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as agreed-upon events representing the achievement of substantive steps in the development process are achieved, or the passage of time, and where the amount of the milestone payment approximates the value of achieving the milestone, and collection of payment is reasonably assured. Royalty revenue is recognized as the cash is received from the licensee.

Cash, Cash Equivalents and Marketable Securities

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

The Company classifies its marketable securities as available-for-sale. Marketable securities and cash equivalents are classified as restricted when they are pledged as collateral for a standby letter of credit or borrowings outstanding under a lease line as more fully explained in Note 5. Unrealized gains or losses, net of related tax effect, are recorded as a component of accumulated other comprehensive income or loss. Realized gains or losses are calculated based on the specific identification method. A decline in the market value below cost that is deemed to be other than temporary would result in a charge to earnings in the period the decline is deemed to be other than temporary.

Accounting for Stock Options and Awards

The Company has a stock incentive plan under which 5,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. The Company accounts for stock options issued under this plan using the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” and its related interpretations. Had compensation cost for the Company’s stock options been determined consistent with the provisions of SFAS No. 123, the Company’s net loss and net loss per share would have increased to the pro forma amounts indicated in the table below, based on the estimated fair value of each option grant on the grant date using the Black-Scholes option-pricing model with the weighted average risk-free interest rate and volatility assumptions shown. An expected option life of four years and a dividend rate of zero were assumed for the periods presented.

In February 2004, the Company granted 82,500 restricted stock units, or RSUs, to certain officers. These RSUs vest in equal quarterly installments over a two-year period and, once vested, allow the participants to acquire up to 82,500 shares of common stock at par value. In May 2004, the Company granted 8,000 RSUs to another officer. The participants are not entitled to vote, sell or transfer any unvested RSUs. Additionally, granted but unvested RSUs generally are forfeited at termination of employment. Compensation expense related to these grants for the three and nine months ended September 30, 2004, was approximately $65,000 and $216,000, respectively, and is included as compensation expense in the table below.

The compensation expense shown in the table below also reflects expenses and credits related to option grants to the Company’s Scientific Advisory Board, including a credit of $7,730 for the three months and an expense of $27,057 for the nine months ended September 30, 2004.

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net loss, as reported	$(4,874,706)	$(3,557,203)	$(19,265,912)	$(17,504,226)
Add stock-based compensation expense included in reported net loss	57,651	23,025	351,745	58,992
Less stock-based compensation expense determined under fair value based method for all awards	(691,794)	(822,988)	(2,501,329)	(2,737,410)

Pro forma net loss	$(5,508,849)	$(4,357,166)	$(21,415,496)	$(20,182,644)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.18)	$(0.86)	$(0.87)
Basic and diluted pro forma net loss per share	$(0.23)	$(0.22)	$(0.95)	$(1.00)
Assumed risk-free interest rate	3.15%	2.74%	3.04%	2.52%
Assumed volatility	79%	81%	81%	81%

Net Loss Per Share

Basic and diluted net loss per share have been computed using the weighted average number of shares of common stock outstanding during each of the three and nine months ended September 30, 2004 and 2003. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under the RSUs, as the effect would be antidilutive. The number of shares so excluded was 4,048,428 and 3,431,089 at September 30, 2004 and 2003, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.             RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board’s, or FASB’s, Emerging Issues Task Force, or EITF, reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The implementation of EITF 03-01 did not have a material effect on the Company’s financial position or results of operations.

In March 2004, the FASB issued an exposure draft which proposes to amend SFAS No. 123 to require public companies to expense share-based payments such as stock options and restricted stock units. Compensation expense would be measured using a fair-value-based method. The Company has not yet completed an assessment of the impact the implementation of this amendment would have on its financial position or results of operations, and has not determined which of the allowable methods of expensing it would use to implement this pronouncement or whether it would adopt the provisions as required in June 2005 or earlier. The final standard is expected to be issued in December 2004.

3.             COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive income represents net unrealized gains on marketable securities. For the three months ended September 30, 2004 and 2003, other comprehensive (loss) and income were ($0.7) million and $0.5 million, respectively, and total comprehensive losses were $5.5 million and $3.1 million, respectively. For the nine months ended September 30, 2004 and 2003, other comprehensive (loss) and income were ($0.7) million and $0.3 million, respectively, and total comprehensive losses were $20.0 million and $17.2 million, respectively.

4.             INVESTMENT IN CORAUTUS GENETICS INC.

In February 2000, the Company received shares of preferred stock in Vascular Genetics Inc., or VGI, a privately held company, in exchange for a license to Vical technology. In February 2003, VGI and GenStar Therapeutics Corporation merged, resulting in the creation of a new entity, Corautus Genetics Inc., or Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus, which was listed on the American Stock Exchange, or AMEX. The value of the Company’s Corautus shares, as measured by the quoted price on the AMEX on March 31, 2003, was $0.3 million. Based on this market information, on March 31, 2003, the Company wrote down its investment to $0.3 million. During the three months ended September 30, 2004, the Company sold the majority of the shares and recognized gains of $0.7 million. The market value of the Company’s remaining investment in Corautus at September 30, 2004, was approximately $0.3 million.

5.             LEASED FACILITY; LEASE LINE

In addition to its lease of the Pacific Center Court facility, or PCC, which terminates in 2017, the Company also holds leases at three facilities for manufacturing, research and office space. Effective June 30, 2004, the Company renewed its lease for five years on approximately 10,000 square feet of research space in one of these facilities. This lease will now expire in 2009. In July 2004, the Company renewed its lease for one year on another of these facilities consisting of approximately 15,000 square feet of manufacturing space. Total cumulative payments under these two renewals are expected to be about $2.4 million. The lease on the office space in the third facility will expire in late 2004 and will not be renewed.

In March 2004, the Company signed an agreement with the leasing division of a bank to provide the Company with up to $8.5 million of financing for tenant improvements and equipment, with drawdowns available through December 15, 2004. The financial covenants of the agreement require the Company to maintain cash collateral to secure the outstanding borrowings. The bank also has a security interest in the equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, fall below $45 million, the Company would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, the Company expects that its restricted cash equivalents and marketable securities securing the lease would be returned, but the Company would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. At September 30, 2004, the Company had borrowed $2.2 million under the lease line. Outstanding amounts on the accompanying balance sheet at September 30, 2004 were classified as $0.7 and $1.3 million in current portion of capital lease obligations and long-term obligations under capital leases, respectively. Cash equivalents of $2.2 million were pledged as collateral for this lease line and are included as restricted in the accompanying balance sheet. At September 30, 2004, restricted cash equivalents also included $2.7 million of securities pledged as collateral for a standby letter of credit.

See the subsequent event in Note 10 regarding a proposal for a new leasing agreement.

6.             RECENT LICENSING AND CONTRACT ACTIVITIES

Merial. In May 2004, the Company granted an exclusive license to Merial Ltd., or Merial, a joint venture between Merck & Co., Inc. and Aventis, S.A., and a world leader in animal health products, for use of the Company’s patented DNA delivery technology in a vaccine to protect certain companion animals against a particular type of cancer. In the second quarter of 2004, the Company recognized revenue of $250,000 related to this agreement. Merial is responsible for research and development activities under this agreement. If Merial is successful in developing and marketing this product, milestone payments and royalties on sales of the resulting product would be due to the Company. A separate agreement with Merial, entered into in 1995, remains in place covering the use of the Company’s patented DNA delivery technology in vaccines to prevent certain infectious diseases in livestock and companion animals.

Gencell. In June 2004, the Company earned a $1.2 million milestone from Gencell SAS, or Gencell, a wholly-owned subsidiary of Aventis Pharma SA, under the companies’ license agreement for certain cardiovascular applications of the Company’s patented DNA delivery technology. Under the agreement, established in June 2000, Gencell is developing plasmid-based delivery of Fibroblast Growth Factor 1, or FGF-1, as a potential treatment for Peripheral Arterial Disease, or PAD, and other indications characterized by blood vessel blockage.

Vaccine Research Center. The Company has an agreement to manufacture DNA vaccines for HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, for the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH. The Company manufactures these vaccines in its Eastgate manufacturing facility.

The Company has a separate agreement to manufacture bulk DNA vaccines for the VRC in a 500-liter fermenter and related purification equipment being furnished as government equipment, or GFE.

In February 2004, the Company received orders under the two agreements totaling approximately $6 million. Production under these orders began in the first half of 2004. Revenues recognized under these agreements were $0.2 million for the three months and $3.9 million for the nine months ended September 30, 2004. Revenues recognized under these agreements for the three and nine months ended September 30, 2003, were $1.7 million and $1.9 million, respectively. Included in “receivables and other” at September 30, 2004, is a receivable from the VRC in the amount of $0.8 million, of which $0.7 million pertains to equipment reimbursements.

These agreements are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded prime contract with the NIH.

NIH Grants. In July 2003, the Company was awarded a three-year, $5.7 million Phase II Small Business Innovation Research, or SBIR, grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH. The grant is partially funding the development of the Company’s DNA vaccine against anthrax. During the second quarter of 2004, the total amount of this grant increased to $5.9 million, of which $3.8 million had been recognized as of September 30, 2004.

In addition, the Company was awarded approximately $1 million in 2004 for research and development related to its CMV vaccine program under two grants from the NIAID. A six-month Phase I SBIR grant of approximately $0.3 million is partially funding preclinical safety and toxicity evaluation of the CMV vaccine in support of the Company’s Phase 1 human trial. An 18-month research grant of approximately $0.7 million is partially funding novel assays to measure and characterize immune responses in volunteers participating in the trial.

7.             CONTINGENCIES

If the Company fails to satisfy its contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and the Company may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or GFE or other government property in its possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies.

On July 29, 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against the Company in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991, as well as fees related to the Company’s sublicense of certain inventions jointly owned by the Company and the WARF. The Company counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement. In the first quarter of 2004, the Company accrued $1.5 million for settlement of this matter, of which $0.5 million had been paid as of September 30, 2004, with equal remaining payments due in 2005 and 2006. In the second quarter of 2004, the Company and WARF entered into a settlement agreement and an amendment to the license agreement resolving all outstanding claims. Pursuant to the settlement agreement, the lawsuit was dismissed.

A European Patent 1026253, covering a significant portion of Vical’s core DNA delivery technology was granted in September 2004. European Patent 0465529 was granted to Vical in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent cover substantially the same scope as those claims in the ’529 patent which were under appeal. For this reason, the Company withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004.

The Company’s core DNA delivery technology is also covered by a Canadian patent application that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. The Company has responded to the protests and is continuing prosecution of the application in the Canadian Patent Office.

In addition, the Company’s core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. The Company filed a rebuttal response to the revocation. Based on the Company’s arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. Four Trial for Invalidation, or TFI, requests against this patent were filed in the JPO by two companies in 2003. The Company filed responses to the TFI requests in a timely manner. The JPO has combined two of the four TFI requests into a single action and forwarded the requestors’ responses to Vical. The Company intends to respond to the JPO with counter-arguments in a timely manner. The Company is still awaiting further action by the JPO on the other two TFI requests.

A European patent issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as its clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as its investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent has been opposed by two companies. The Company responded to the oppositions in a timely manner, and is awaiting further action by the EPO.

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

The Company has licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7®. Included in this license is a European patent granted in March 2002, and opposed in December 2002. The Company has submitted a rebuttal response to the opposition. After careful analysis of the intellectual property, the Company maintained its rights to patents and applications in the United States and returned non-U.S. rights to the University of Michigan. The University of Michigan has disputed this return of rights, and negotiations are ongoing.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, would be material to the financial condition of the Company.

In addition, the Company has undertaken certain commitments under agreements with its collaborators, and its officers and directors. Under license agreements with its collaborators, the Company has agreed to continue to maintain and defend the patent rights licensed to the collaborators.

8.             RELATED-PARTY TRANSACTIONS

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is also the Director of Strategic Planning at the VRC, for which the Company has manufacturing contracts as described in Note 6.

Dr. Douglas was on the board of directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity, until June 30, 2003. Vijay B. Samant, President and CEO of the Company, serves on the Project Management Subcommittee of the IAVI. In 2002, the Company signed an agreement with the IAVI to provide clinical trial supplies.

Revenue recognized under this agreement was $6,000 for the three and nine months ended September 30, 2004, and $0.7 million and $0.9 million for the three and nine months ended September 30, 2003, respectively.

The above related-party agreements were approved by a majority or more of the disinterested members of the Company’s Board of Directors.

9.             SEVERANCE OBLIGATIONS

In the second quarter of 2004, the Company entered into severance agreements with two former officers and accrued $0.4 million for cash payments due under these agreements, and an additional $0.1 million for compensation expense for certain stock options and restricted stock units. Through September 30, 2004, approximately $0.2 million was paid under these agreements.  Remaining payments are expected to be $31,000 for the three months ended December 31, 2004, $0.1 million for 2005 and $0.1 million for 2006.

10.          SUBSEQUENT EVENTS

In October 2004, the Company signed a proposal letter with a leasing company to provide up to $8.5 million of lease financing through October 31, 2005, and to reduce the existing covenant for unrestricted cash and marketable securities from $45 million to $25 million. This transaction is subject to acceptance and completion of final lease documentation by the leasing company.  Under the proposed terms, the Company would use approximately $2.3 million of this available financing to pay the balance due under its March 2004 capital lease.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those discussed in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, and our other filings with the Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Additional Business Risks” beginning on page 23 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

Product Area	Project Target and Indication(s)	Development Status(1)	Development Rights(3)

INFECTIOUS DISEASES
Infectious disease vaccines	Plasmodium falciparum (malaria)	Phase 1/2	Vical
	Cytomegalovirus	Phase 1	Vical
	Bacillus anthracis (anthrax)	Phase 1	Vical
	Ebola	Phase 1	Vical/NIH
	West Nile Virus	Preclinical	Vical/NIH
	HIV – preventive	Phase 1	Merck & Co., Inc.
	HIV – therapeutic	Phase 1	Merck & Co., Inc.
	Hepatitis B virus – preventive	Research	Merck & Co., Inc.
	Hepatitis B virus – therapeutic	Research	Merck & Co., Inc.
	Hepatitis C virus – preventive	Research	Merck & Co., Inc.

CANCER
Immunotherapeutic vaccine	High-dose Allovectin-7® for metastatic melanoma	Phase 2	Vical
Interleukin-2/electroporation	Solid tumors	Preclinical	Vical
Tumor-associated antigen therapeutic	Unspecified cancer(2)	Research	Aventis Pasteur
vaccines	Unspecified cancer(2)	Research	Merck & Co., Inc.

CARDIOVASCULAR
Angiogenic growth factors	VEGF-2	Phase 2	Corautus Genetics Inc.
	FGF-1	Phase 2	Gencell SAS

VETERINARY
Preventive vaccines	Various undisclosed(2)	Research-Clinical	Merial Ltd.
	Undisclosed fish disease(2)	Clinical	Aqua Health Ltd.
Protective cancer vaccine	Companion animal cancer(2)	Clinical	Merial Ltd.

(1)   “Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug, or IND, application. “Phase 1” clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug. “Phase 2” clinical trials are conducted in order to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile of a new drug. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase 1/2” clinical trial. For veterinary products, “Clinical” indicates testing in the target species.

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

(3)   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters” for costs associated with our independent product development programs.

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

In February 2001, we began a high-dose Phase 2 trial evaluating the Allovectin-7® gene-based immunotherapeutic for patients with Stage III or IV melanoma, who have few other treatment options. Our high-dose Phase 2 trial completed enrollment in July 2003. Efficacy data as of November 2003 were collected on the 127 patients receiving the full 2 milligram dose of Allovectin-7®, and safety data were collected for these 127 patients plus 6 additional patients receiving lower doses in a dose-escalation stage. A summary of these data was reported in June 2004 at meetings of the American Society of Clinical Oncology and the American Society of Gene Therapy.

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

As a result, we are designing a registration trial with high-dose Allovectin-7® for certain patients with metastatic melanoma, and have submitted a proposed trial design to the FDA under a Special Protocol Assessment, or SPA. Completion of the SPA is expected in the fourth quarter of 2004. We are exploring potential partnerships for the further development and commercialization of Allovectin-7®.

During the third quarter of 2004, we completed our data collection and locked the database for the high-dose Phase 2 Allovectin-7® trial. We presented updated data from the high-dose study in November 2004 at the annual meeting of the International Society for Biological Therapy of Cancer.

Again, all 133 patients were evaluated for safety, including 6 patients in the dose-escalation stage and 127 patients in the 2 mg efficacy stage, and 127 patients were evaluated for efficacy.

Highlights of the new data, based on company-audited investigator reports, included:

•                    Surgical resection of lesions at end of study identified two additional responders, bringing the total to 15 responders (11.8 percent) compared with 13 responders noted in the interim analysis. Four patients had complete responses and 11 had partial responses.

•                    The Kaplan-Meier estimated median duration of response increased to 12.7 months from 12.1 months in the interim analysis.

•                    The Kaplan-Meier estimated median survival increased to 21.3 months from 18.0 months in the interim analysis.

•                    An excellent safety profile with no reported Grade 3 or Grade 4 adverse events associated with Allovectin-7®. A Grade 3 event originally classified as “probably related” to Allovectin-7® was reclassified by the investigator during the audit process as “unlikely related.”

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

We have designed two-component, or bivalent, and three-component, or trivalent, CMV immunotherapeutic vaccine candidates to induce both cellular and antibody immune responses against the target pathogen without the safety concerns that live-attenuated virus vaccines pose for immunocompromised patients. The bivalent vaccine candidate uses plasmid DNA encoding two highly immunogenic proteins of the CMV virus, phosphoprotein 65, or pp65, and glycoprotein B, or gB. The trivalent vaccine candidate also includes a third plasmid encoding the highly immunogenic CMV immediate early 1, or IE1, gene product. In laboratory animal testing, both formulated plasmid DNA vaccine candidates demonstrated potent and specific immune responses against the encoded CMV immunogens. Having established the safety and immunogenicity of both vaccine candidates in laboratory animals, we are now evaluating the safety and immunogenicity of both vaccine candidates in humans. Results from these initial clinical trials will allow us to decide which product configuration to advance to proof-of-concept studies.

We announced the initiation of a Phase 1 clinical trial with our bivalent CMV immunotherapeutic vaccine in March 2004. The bivalent vaccine trial completed enrollment of 32 volunteers in September 2004. We reported initial safety data from the trial at the Interscience Conference on Antimicrobial Agents and Chemotherapy, or ICAAC, in November 2004. These data showed the bivalent vaccine to be safe and well-tolerated.

We announced the initiation of a Phase 1 clinical trial with our trivalent CMV immunotherapeutic vaccine in September 2004. The multi-center, randomized, open-label clinical trial will evaluate the safety and immunogenicity of the trivalent vaccine in up to 40 healthy subjects at either a 1 mg or 5 mg dose. Subjects will be monitored primarily for safety, with a secondary endpoint of immunogenicity. Enrollment of the 1 mg cohort in the trivalent vaccine trial is complete.

In addition, we have been awarded approximately $1 million for research and development related to our CMV vaccine program under two grants from the NIAID. A six-month Phase I SBIR grant of approximately $0.3 million is partially funding preclinical safety and toxicity evaluation of the CMV vaccine in support of our Phase 1 human trial. An 18-month research grant of approximately $0.7 million is partially funding novel assays to measure and characterize immune responses in volunteers participating in the trial. The trial and immunological assays are being conducted in collaboration with the Fred Hutchinson Cancer Research Center in Seattle, Washington.

Anthrax

In March 2003, we announced our second independent infectious disease DNA vaccine development program, a third-generation vaccine designed to provide broader protection than any of the other anthrax vaccines either on the market or in development. Where these other anthrax vaccines target the single anthrax protein called Protective Antigen, or PA, our vaccine also targets the anthrax protein called Lethal Factor, or LF. This third-generation, bivalent, cationic-lipid formulated vaccine is designed to provide broader protection against weaponized forms of anthrax than the currently approved anthrax vaccine.

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

Preclinical data from the anthrax vaccine program, published in September 2004 in the Proceedings of the National Academy of Sciences, demonstrated complete protection of rabbits against a lethal aerosolized spore inhalation challenge administered 7.5 months after vaccination. In addition, post-challenge immune response data from the rabbit study suggest that the vaccine-generated antibodies may inhibit germination of anthrax spores, potentially providing sterile immunity.

This research has been supported, in part, by a one-year Small Business Technology Transfer Research, or STTR, grant from the NIAID, as announced in July 2002. In July 2003, we were awarded a three-year, $5.7 million Phase II SBIR grant, subsequently increased to $5.9 million, from the NIAID. The grant is partially funding the development of our DNA vaccine against anthrax.

In the second quarter of 2004, the NIAID advised us that it would support a Phase 1 clinical trial of our anthrax vaccine at two NIAID-funded Vaccine and Treatment Evaluation Units. The trial began in July 2004, and is testing the vaccine in healthy adult volunteers for safety and immune responses. Injections for the first two of three total dose cohorts in the trial have now been completed. Successful completion of this trial could lead to potentially larger trials to support marketing approval under the FDA’s Animal Rule, and could encourage development of other vaccines using the same technology. The Animal Rule was published in 2002 by the FDA to establish requirements for demonstrating effectiveness of drugs and biological products in settings where human clinical trials for efficacy are not feasible or ethical. The rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in up to two appropriate species of animal.

In October 2004, a federal judge issued an injunction temporarily barring the U.S. Department of Defense from mandatory vaccination of troops with the licensed first-generation anthrax vaccine. The injunction was issued as a result of procedural issues surrounding a ruling issued by the FDA in January 2004 declaring the vaccine safe and effective to protect troops from inhalational anthrax. In November 2004, a U.S. vaccine developer was awarded an anticipated three-year contract under the Project BioShield Act of 2004 to supply 75 million doses of a second-generation anthrax vaccine, based on recombinant protein. We do not believe these events have a material impact on the development or potential application of our third-generation anthrax vaccine candidate. Our continued development of the anthrax program is dependent on additional government funding, which we continue to pursue.

NIH Vaccine Research Center

We have an agreement to manufacture HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the VRC in our Eastgate manufacturing facility under a subcontract awarded in July 2002, and amended most recently in August 2004, for additional production of one of these vaccines. In November 2003, the VRC began testing an investigational DNA vaccine against Ebola, using clinical supplies provided by us under this agreement, in healthy human volunteers. Enrollment in this trial has been completed. We also have shipped initial clinical supplies of the West Nile Virus and SARS vaccines, which are ready to advance into human testing.

In May 2003, we announced a separate subcontract to manufacture bulk DNA vaccines for the VRC, which will be produced in a 500-liter fermenter and related purification equipment being furnished as government equipment, or GFE, in our new Pacific Center Court, or PCC, manufacturing facility.

In February 2004, we received orders under the two subcontracts totaling approximately $6 million. Production began in the first half of 2004. Additional orders may be placed under both subcontracts. Revenue from these orders is expected to be recognized as product is shipped, providing our other general revenue recognition criteria are met, including no remaining significant performance obligations and collection being reasonably assured. We have begun production as scheduled and we fully intend to continue meeting the VRC’s requirements, including vaccines for HIV, Ebola, West Nile Virus and SARS. Under Federal Acquisition Regulations, or FARs, the government has the right to terminate these agreements for convenience.

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

Recent Events

Shelf Registration. In March 2004, we raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of our common stock at $5.50 per share in a registered direct offering to a select group of institutional investors pursuant to a shelf registration statement declared effective in December 2003. We have the option to issue from time to time up to $31 million of additional common or preferred stock.

Management Changes. Effective June 1, 2004, Martha J. Demski resigned for personal reasons from her position as Vice President, Chief Financial Officer, Treasurer, and Secretary. In June 2004, Robin M. Jackman, Ph.D., joined us as Vice

President, Business Development. Effective July 30, 2004, Alan E. Dow, J.D., Ph.D., formerly Vice President and General Counsel, resigned. In October 2004, Jill M. Church joined us as Vice President, Chief Financial Officer, and Secretary.

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

Corautus Genetics. Corautus Genetics Inc., a licensee of our DNA delivery technology, announced in September 2004 the initiation of a Phase 2b clinical trial to evaluate the safety and efficacy of gene-based delivery of an angiogenic factor to promote the localized growth of blood vessels as a treatment for severe cardiovascular disease.

Electroporation. In October 2004, we exercised an option to establish an exclusive worldwide licensing and supply agreement with Genetronics Biomedical Corporation to use Genetronics’ electroporation technology for specified applications. The initial application is for delivery of the gene encoding interleukin-2, or IL-2, a potent immunotherapeutic agent, directly into solid tumors. We expect to begin Phase 1 safety testing in 2005 in certain patients with metastatic melanoma. We also exercised an option specifying HIV as a second application.

Change in Independent Public Accountants. In July 2004, we engaged Deloitte & Touche LLP as our independent public accountants for fiscal periods subsequent to the second quarter of 2004, replacing our former accounting firm.

Patents. We are the assignee of 34 issued U.S. and foreign patents having remaining lives of 5 to 15 years. During the first quarter of 2004, we were issued U.S. Patent No. 6,670,332, covering a class of cationic lipids useful in gene delivery applications; U.S. Patent No. 6,673,776, covering novel methods of using DNA to deliver biologically active proteins; U.S. Patent No. 6,696,424, covering a class of cationic lipids useful in gene delivery applications; U.S. Patent No. 6,710,035, covering administration of plasmid DNA encoding pathogen-specific antigens to generate immune responses, with or without adjuvants; and U.S. Patent No. 6,706,694, covering delivery to the heart of DNA encoding biologically active proteins. In addition, in the first quarter of 2004, we were granted European Patent 0795015 specifically claiming the composition, manufacture and application of gene-based cancer treatments delivering the cytokine IL-2. In August 2004, we were granted European Patent 1165140 claiming compositions and methods for gene-based vaccination using immunogens or immunogen-encoding polynucleotides plus the Vaxfectin™ cationic lipid/co-lipid formulation. During the third quarter of 2004, European Patent 1026253, covering a significant portion of our core technology, was granted.

Also during the first quarter of 2004, European Patent 0737750, granted in 2003, was opposed by two companies, and European Patent 1032428, also granted in 2003, was opposed by three companies. We have responded to the '750 opposition, and intend to respond to the '428 opposition in a timely manner.

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

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.2 million and $0.1 million for the three months ended September 30, 2004 and 2003, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively. Accrued clinical trial costs were $0.2 million at September 30, 2004. No material revisions to the estimates were made in the periods presented.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.5 million at September 30, 2004, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we adjust our estimated accrual, which could also affect our results of operations and cash flow. No material adjustments were made to the accruals in the periods presented.

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

Revenue under research and development contracts and grants, and manufacturing service contracts, except for fixed-price contracts, is recognized as the research and development expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met. We do not recognize revenue on contract change orders until the service is performed and we have a signed modification for additional funding for the contract. Prior to that time, any costs incurred for change orders on contracts are deferred if it is highly probable that we will receive a signed modification, or if we have received a signed modification, increasing the funding under the contract which will allow us to recover the costs incurred. Otherwise, the costs are expensed as incurred. Once the signed modification for additional funding is received, the deferred costs and any related revenue are both recognized. Advance payments received in excess of amounts earned are classified as deferred revenue.

We also have entered into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used for preclinical and clinical research. Under these contracts, revenue and related expenses are recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met. Any deferred manufacturing costs are recognized as expense at the time the revenue is recognized.

Any initial license or option payment received under a research and development services agreement is recognized as revenue over the term of the research and development period. Payments for options on a license to our technology are recognized as revenue over the option period. Fees paid to extend an option are recognized as revenue over the option extension period. Upfront license payments are recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no significant performance obligations remaining. Revenue from milestones is recognized as agreed-upon events representing the achievement of substantive steps in the development process are achieved, or the passage of time, and where the amount of the milestone payment approximates the value of achieving the milestone, and collection of payment is reasonably assured. Royalty revenue is recognized as the cash is received from the licensee.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board’s, or FASB’s, Emerging Issues Task Force, or EITF, reached a consensus on EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in reporting periods beginning after June 15, 2004. The implementation of EITF 03-01 did not have a material effect on our financial position or results of operations.

In March 2004, the FASB issued an exposure draft which proposes to amend SFAS No. 123 to require public companies to expense share-based payments such as stock options and restricted stock units. Compensation expense would be measured using a fair-value-based method. We have not yet completed an assessment of the impact the implementation of this amendment would have on our financial position or results of operations, and we have not determined which of the allowable methods of expensing we would use to implement this pronouncement or whether we would adopt the provisions as required in June 2005 or earlier. The final standard is expected to be issued in December 2004.

Results of Operations

Three months ended September 30, 2004 and 2003

We recorded revenues of $2.9 million for the three months ended September 30, 2004, compared with revenues of $4.9 million for the three months ended September 30, 2003. License and royalty revenue for both the three months ended September 30, 2004 and 2003, was $0.5 million and included recognition of deferred license fees from Corautus and royalty revenue from Invitrogen. Contract and grant revenue was $2.4 million for the three months ended September 30, 2004, compared with $4.3 million for the same period in the prior year. Contract and grant revenue for the three months ended September 30, 2004, was lower than for the corresponding period in the prior year due to the timing of contract manufacturing shipments.

Research and development expenses decreased to $6.8 million for the three months ended September 30, 2004, from $6.9 million for the same period in 2003. This decrease in research and development expenses was due to deferral of contract manufacturing costs until such time as the related revenue is recognized upon shipment of the product, and lower contract services costs for animal safety studies, partially offset by increases in personnel-related costs and facilities costs.

General and administrative expenses were $1.8 million for the three months ended September 30, 2004, and $1.7 million for the same period in 2003. The increase in general and administrative expenses for the three months ended September 30, 2004, compared with the same period in the prior year, was due to higher professional fees associated with compliance with the provisions of the Sarbanes-Oxley Act of 2002.

Investment income was $1.0 million for the three months ended September 30, 2004, including $0.7 million of realized gains on the sale of the majority of our shares of stock in Corautus, compared with investment income of $0.3 million for the same period in the prior year.

Our net loss was $4.9 million, or $0.21 per share, for the three months ended September 30, 2004, compared with a net loss of $3.6 million, or $0.18 per share, for the same period in the prior year. Per share amounts for the three months ended September 30, 2004, reflected the increased weighted average numbers of shares outstanding for the period as a result of the registered direct offering of approximately 3.4 million shares of stock during March 2004.

Nine months ended September 30, 2004 and 2003

We recorded revenues of $9.5 million for the nine months ended September 30, 2004, compared with $6.4 million for the corresponding period in the prior year. License and royalty revenue for the nine months ended September 30, 2004, was $3.0 million compared with $1.5 million for the corresponding period in the prior year. License and royalty revenue for both periods included recognition of deferred license fees from Corautus and royalty revenue from Invitrogen. License and royalty revenue for the nine months ended September 30, 2004, was higher than for the corresponding period in the prior year due to the recognition of a $1.2 million milestone from Gencell and a new license with Merial for cancer in companion animals. Contract and grant revenue was $6.5 million for the nine months ended September 30, 2004, compared with $4.8 million for the corresponding period in the prior year. Contract and grant revenue for the nine months ended September 30, 2004, was higher than for the corresponding period in the prior year primarily due to increased contract manufacturing shipments to the VRC and grant funding for our CMV vaccine program, partially offset by a reduction in shipments to the International AIDS Vaccine Initiative, or IAVI.

Research and development expenses increased to $23.6 million for the nine months ended September 30, 2004, from $19.8 million for the same period in 2003. This increase in research and development expenses was due in part to the expensing of contract manufacturing costs which were deferred until the related revenue was recognized upon shipment of the product, net of additional deferrals for costs incurred on contracts for which shipments have not occurred. Other factors contributing to the increase included a $1.5 million accrual for settlement of the WARF litigation and increases in personnel-related costs and facilities costs.

General and administrative expenses were $6.3 million for the nine months ended September 30, 2004, and $5.0 million for the same period in 2003. The increase in general and administrative expenses for the nine months ended September 30, 2004, compared with the same period in the prior year, was due to higher personnel-related costs and increased legal fees associated with the WARF litigation and higher professional fees associated with the compliance provisions of the Sarbanes-Oxley Act of 2002. The higher personnel-related costs included severance costs, salary increases, and higher insurance costs.

Operating expenses for the nine months ended September 30, 2003, also included a write-down of investment of $0.5 million. In February 2003, GenStar Therapeutics Corporation, a public company listed on AMEX, and VGI, a private company in which we received shares of preferred stock when we licensed our technology to VGI, completed their previously announced merger and created a new entity, known as Corautus. Subsequent to the merger, the shares of VGI were exchanged for common stock of Corautus, which was listed on AMEX. The value of our shares as measured by the quoted price on AMEX on March 31, 2003, was $0.3 million compared with our recorded value of $0.8 million. Based on this market information, we wrote down our investment to $0.3 million as of that date.

Investment income was $1.7 million for the nine months ended September 30, 2004, including $0.7 million of gains on sale of investments, compared with $1.7 million for the same period in the prior year. The decrease in investment income in 2004 compared with 2003, excluding realized gains on sales of investments, was due to lower rates of return, and lower investment balances. Realized gains on sales of investments were higher in 2004 due to gains on the sale of the majority of the shares we owned in Corautus in 2004.

Our net loss was $19.3 million, or $0.86 per share, for the nine months ended September 30, 2004, compared with a net loss of $17.5 million, or $0.87 per share, for the same period in the prior year. Per share amounts for the nine months ended September 30, 2004, reflected the increased weighted average numbers of shares outstanding for the period as a result of the registered direct offering of approximately 3.4 million shares of stock during March 2004.

Other Matters

Since our inception, we estimate that we have spent approximately $206 million on research and development. From inception, we have spent approximately $55 million in our Allovectin-7® program, for which we elected not to proceed with a Biologics License Application, or BLA, filing for a low dose based on low-dose clinical trial results. Based on EOP2 meetings with the FDA for the current high-dose Phase 2 trial in melanoma, we have determined that an additional trial would be required before proceeding with a BLA filing for high-dose Allovectin-7®. Future trials would add to the time and cost of development. From inception, we have spent approximately $5 million on our malaria vaccine program.

Additionally, we are in the early stages of clinical development of vaccine candidates for CMV and anthrax, and our IL-2/electroporation program for solid tumors. These product candidates will require significant costs to advance through the development stages. From inception, we have spent approximately $15 million on our CMV program, approximately $11 million on our anthrax program, and approximately $2 million on our IL-2/electroporation program. These expenses will be partially covered by revenues received under U.S. government grants of approximately $1 million for our CMV program and $6 million for our anthrax program. See “Business Summary—Allovectin-7®” for a more detailed explanation of the status of Allovectin-7®. See also “Business Summary—Cytomegalovirus” and “—Anthrax” for more detailed discussions of our CMV and anthrax vaccine programs.

Research and development costs incurred by major programs, as well as other expenses for research and development and technology enhancements, for the three and nine months ended September 30, 2004 and 2003, were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Allovectin-7®	$0.8	$1.1	$3.9	$3.9
CMV	2.1	2.1	6.7	5.2
Anthrax	0.3	1.6	2.3	5.0
IL-2/electroporation	0.7	0.0	1.8	0.0
Malaria	0.1	0.1	0.1	0.2
Other research and development, and technology enhancements	2.8	2.0	8.8	5.5
Total research and development spending	$6.8	$6.9	$23.6	$19.8

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, five public offerings of common stock, and revenues from collaborative agreements. From our inception through September 30, 2004, we have received approximately $101.6 million in revenue from collaborative agreements and from the sale and licensing of our intellectual property, and we have raised net proceeds of approximately $219.9 million from the sale of equity securities. Cash, cash equivalents and marketable securities totaled approximately $79.3 million at September 30, 2004, compared with $84.5 million at December 31, 2003. The decreases in our cash, cash equivalents and marketable securities were due primarily to cash used to fund our operations, to purchase property, plant, and equipment, and to pay our debt and capital lease obligations, partially offset by net proceeds of $17.3 million from our registered direct stock offering in the first quarter of 2004.

Cash used in operating activities increased to $16.9 million for the nine months ended September 30, 2004, compared with $15.7 million for the same period in 2003. The increase in cash used in operating activities for the nine months ended September 30, 2004, compared with same period in the prior year, is due to the company receiving cash prepayments in the second half of 2003 for which product shipments were made in 2004, thus not contributing significantly to cash flow in 2004. These increases were partially offset by a decrease in deferred contract costs that were recognized as expense when the products shipped in 2004 but for which the cash expenditures were made in 2003.

Cash provided from investing activities was $17.5 million for the nine months ended September 30, 2004, compared with $5.9 million for the same period in 2003. Capital expenditures for the nine months ended September 30, 2004, decreased $0.3 million from the same period in the prior year, and are expected to be lower for the full year 2004 compared with 2003 as the purchases for, and improvements to, our new facility near completion. Additionally, spending for licensed technology and patents decreased from the same period in the prior year.

Cash provided from financing activities for the nine months ended September 30, 2004, was $11.2 million compared with cash used in financing activities of $2.1 million for the same period in 2003. Net proceeds from the registered direct stock offering in the first quarter of 2004 provided $17.3 million of cash. Reimbursements under our capital lease line provided $2.3 million of cash for the nine months ended September 30, 2004. Payments on capital lease obligations for the nine months ended September 30, 2004, increased by $1.6 million, compared with the same period in 2003, due to greater capital lease obligations.

In March 2004, we entered into a new lease line with the leasing division of a bank to provide up to $8.5 million of financing for tenant improvements and equipment. At September 30, 2004, we had used $2.2 million of this lease line, and $2.2 million of cash equivalents were pledged as collateral for this lease line and are included as restricted in the balance sheet. At September 30, 2004, restricted cash equivalents also included $2.7 million of securities pledged as collateral for a standby letter of credit.

In October 2004, we signed a proposal letter with a leasing company to provide up to $8.5 million of lease financing through October 31, 2005, and to reduce the existing covenant for unrestricted cash and marketable securities from $45 million to $25 million. This transaction is subject to acceptance and completion of final lease documentation by the leasing company. Under the proposed terms, we would use approximately $2.3 million of this available financing to pay the balance due under our March 2004 capital lease.

In addition to our lease of PCC, which terminates in 2017, we also hold leases at three facilities for manufacturing, research and office space. Effective June 30, 2004, we renewed our lease for five years on approximately 10,000 square feet of research space in one of these facilities. In July 2004, we renewed our lease for one year on another of these facilities consisting of approximately 15,000 square feet of manufacturing space. Total cumulative payments under these renewals will be approximately $2.4 million. The lease on the office space in the third facility will expire in late 2004 and will not be renewed.

We expect to incur substantial additional research and development expenses and general and administrative expenses, including personnel-related costs, costs related to preclinical testing and clinical trials, costs related to outside services and facilities, and costs to maintain and enhance our intellectual property. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting and enforcing patent claims, competing technological and market developments, the cost of manufacturing scale-up, and construction costs of the new facility. We intend to seek additional funding through government contracts and grants, and research and development relationships with suitable potential corporate collaborators or licensees. We may also seek additional funding through public or private financings, or an increase in our credit facilities. We cannot assure that additional financing will be available on favorable terms or at all.

We anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2006.

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

All of our potential products are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our products. Limited data exist regarding the safety and efficacy of DNA-based vaccines or therapies compared with conventional vaccines or therapies. Results of our research and development activities may indicate that our potential products are unsafe or ineffective. In this case, regulatory authorities will not approve them.

For example, our independent product candidates currently in clinical trials are high-dose Allovectin-7® for metastatic melanoma, which is currently in Phase 2 clinical testing, and our vaccines for CMV and anthrax, which are currently in Phase 1 clinical testing. We may not be able to establish with the FDA, by the end of 2004, if at all, the design of a high-dose Allovectin-7® registration trial adequate to support clinical and regulatory requirements for approval of Allovectin-7®. We may not have the resources to conduct such a trial independently, if at all. Results of such a registration trial may not demonstrate sufficient efficacy to support approval before trial completion, if at all. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. In addition, our continued development of the anthrax program is dependent on additional government funding, which may not be available at adequate levels, if at all. Our anthrax vaccine may not elicit sufficient antibody responses in humans.

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

There are only a limited number of other contractors that could perform under the bulk DNA vaccines manufacturing service contract in the unlikely event that we were unable to perform. The price they might charge could be more than what we would charge based on their capacity, utilization, size of order and other factors. Accordingly, we are unable to estimate a range of potential cost that we could be required to pay if the VRC were to engage a substitute contractor to meet any performance obligations that we were unable to meet.

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

To date, we have not sold or received approval to sell any products. We do not expect to sell any products for the next several years. Our net losses were approximately $24.4 million, $27.9 million and $9.2 million for 2003, 2002 and 2001, respectively. As of September 30, 2004, we have incurred cumulative net losses totaling approximately $134.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For 2004, we have forecast a net loss of between $26 million and $29 million. We may not be able to achieve our projected results, either because we generate lower revenues or lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. For example, we currently have on file an effective shelf registration statement with the SEC seeking to register an aggregate of up to $50 million of common stock or preferred stock, less amounts raised to date. In March 2004, we raised approximately $17.3 million in net proceeds pursuant to this registration statement from the sale of approximately 3.4 million shares of Vical common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. However, we may not be able to raise additional funds on favorable terms, or at all. In March 2004, we signed a leasing agreement with the leasing division of a bank to provide us with up to $8.5 million of financing for tenant improvements and equipment with drawdowns available through December 15, 2004. The financial covenants of the agreement require us to maintain cash collateral equal to the amount of outstanding borrowings. The bank has a security interest in the equipment financed under this agreement. Additionally, if unrestricted cash and marketable securities, as defined, are less than $45 million, we would be required to maintain a letter of credit issued by another financial institution equal to the amount of outstanding borrowings at that time. In the event this occurred, we expect that our restricted cash deposits securing the lease would be returned to us, but we would have to make restricted cash deposits with another financial institution in order to obtain a letter of credit. In October 2004, we signed a proposal letter with a leasing company to provide up to $8.5 million of lease financing through October 31, 2005, and to reduce the existing covenant for unrestricted cash and marketable securities from $45 million to $25 million. This transaction is subject to acceptance and completion of final lease documentation by the leasing company. If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need will depend on many factors, including:

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

We anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2006.

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

We understand that both the FDA and the NIH are considering rules and regulations that would require public disclosure of commercial development data that is presently confidential. In March 2004, the NIH Office of Biotechnology Activities and the FDA Center for Biologics Evaluation and Research launched the jointly developed Genetic Modification Clinical Research Information System, or GeMCRIS, an Internet-based database of human gene transfer trials. In its current form, GeMCRIS enables individuals to easily view information on particular characteristics of clinical gene transfer trials, and includes special security features designed to protect patient privacy and confidential commercial information. These security features may be inadequate in design or enforcement, potentially resulting in disclosure of confidential commercial information. Such disclosure of confidential commercial information, whether by implementation of new rules or regulations or by inadequacy of GeMCRIS security features, may result in loss of advantage of competitive secrets.

A rule published in 2002 by the FDA, known commonly as the “Animal Rule,” established requirements for demonstrating effectiveness of drugs and biological products in settings where human clinical trials for efficacy are not feasible or ethical. The rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in up to two appropriate species of animal. We believe that with appropriate guidance from the FDA, we may seek and gain market approval under the Animal Rule for DNA-based products designed to treat or prevent a disease for which clinical efficacy trials in humans are neither feasible nor ethical, such as our DNA vaccine for anthrax. At the moment, however, we cannot guarantee that the Animal Rule will be applied to any of our products, or if applied, that its application would result in expedited development time or regulatory review.

Adverse events in the field of gene therapy, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

Gene therapy clinical trials have been placed on clinical hold due to adverse events. For example, in October 2004, the FDA requested that clinical trials of another company’s adenovector product candidate, encoding a human tumor necrosis factor gene, be placed on clinical hold pending review of information pertaining to potential adverse events.

In March 2003, the FDA proposed a new rule on “Safety Reporting Requirements for Human Drug and Biological Products” that would change the reporting requirements for drugs and biological products, such that any serious adverse event that cannot be definitely excluded as related to the product will be reported in an expedited manner. At present, sponsors of clinical research typically report on an annual basis all serious adverse events that have been deemed to be

“unlikely” or “improbable.” The effect of this proposed rule will likely be to increase the number of expedited reports of serious adverse events reported to the FDA, which may create a perception of increased adverse events and higher risk profiles, despite no change in the actual severity or the actual number of adverse events that occur in the course of a product’s development.

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

We are the assignee of 34 issued U.S. and foreign patents. We are also co-assignee, together with Pasteur Mérieux Sérums et Vaccins, subsequently Aventis Pasteur, and the University of Texas Health Science Center of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core gene delivery technology that was maintained after an opposition proceeding but is subject to requests for four TFIs, a recently granted patent in Europe related to our core gene delivery technology is in the open opposition period, a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations has been opposed, and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 66 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technology, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Six of the pending foreign patent applications are international patent applications under the PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

We may not receive any patents from our current patent applications. Issued patents provide exclusivity for only a limited time period, after which they no longer serve to protect proprietary technology or to provide any commercial advantage. Moreover, if patents are issued to us, governmental authorities may not allow claims sufficient to protect our technology and products. Finally, others may challenge or seek to circumvent or invalidate our patents. In that event, the rights granted under our patents may be inadequate to protect our proprietary technology or to provide any commercial advantage.

Once issued, we maintain our patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

For example: in Europe, three patents granted to us have been opposed and one was revoked as a consequence of opposition; in Japan, one patent granted to us was opposed and subsequently subjected to TFIs; in Canada, a protest was lodged against a patent application filed by us. If we are not successful in defending our patents, we may lose all or part of our proprietary rights in these geographic regions.

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

We have incurred costs in several legal proceedings involving our intellectual property rights in Europe, Japan and Canada. We may continue to incur costs to defend and prosecute patents and patent applications in these and other regions.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. We may not be able to comply with the cGMP regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. In addition, we must complete the installation and validation of a large-scale fermenter and related purification equipment in order to produce the quantities of product expected to be required under certain contract manufacturing service agreements or for commercial purposes. We have limited experience in manufacturing at this scale. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of our large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. During the three years ended September 30, 2004, our stock price has ranged from $2.12 to $14.00. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 3.                                                     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, and marketable securities. The average maturity of our non-equity investments is approximately nine months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions:  a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.4 million lower than the reported fair value of our non-equity investments at September 30, 2004. At September 30, 2004, our unrealized gain on marketable securities was $0.1 million, including an unrealized gain of $0.2 million on our investment in Corautus. We expect lower investment income in the full year 2004 compared with 2003 due to lower investment balances.

The fair market value of floating interest rate debt is subject to interest rate risk. Generally, the fair market value of floating interest rate debt will vary as interest rates increase or decrease. Based on our market risk-sensitive instruments outstanding at September 30, 2004, and December 31, 2003, we believe that there were no material market risk exposures to our financial position, results of operations or cash flows as of such dates.

ITEM 4.                                                     CONTROLS AND PROCEDURES

Prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There has been no change in our internal control over financial reporting during the three months ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

On July 29, 2003, the WARF filed a complaint against us in the United States District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement we entered into with the WARF in 1991, as well as fees related to our sublicense of certain inventions jointly owned by us and the WARF, the amount of which is unspecified in the WARF’s complaint. We counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement and a return of amounts overpaid to the WARF under this agreement in excess of $1.5 million. In the first quarter of 2004, we accrued $1.5 million for settlement of this matter, of which $0.5 million had been paid as of September 30, 2004, with equal remaining payments due in 2005 and 2006. In the second quarter of 2004, we entered into a settlement agreement with the WARF and made an amendment to the license agreement resolving all outstanding claims. Pursuant to the settlement agreement, the lawsuit was dismissed.

European Patent 1026253, covering a significant portion of our core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to Vical in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the EPO. In April 2002, we filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent cover substantially the same scope as those claims in the ’529 patent which were under appeal. For this reason, we withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004. If the ’253 patent is opposed, we may lose part or all of our proprietary protection on our product candidates in Europe. However, we may also use additional issued patents and patent applications that are pending in Europe to protect our core DNA delivery technology.

Our core DNA delivery technology is also covered by a Canadian patent application that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. We have responded to the protests and are continuing prosecution of the application in the Canadian Patent Office.

In addition, our core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the JPO, on formal and substantive grounds. We filed a rebuttal response to the revocation. Based on our arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. Four TFI requests against this patent were filed in the JPO by two companies in 2003. We filed responses to the TFI requests in a timely manner. The JPO has combined two of the four TFI requests into a single action and forwarded the requestors’ responses to Vical. We intend to respond to the JPO with counter-arguments in a timely manner. We are still awaiting further action by the JPO on the other two TFI requests.

A European patent issued in 2003 covering a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent has been opposed by two companies. We responded to the oppositions in a timely manner, and are awaiting further action by the EPO.

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

We have licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7®. Included in this license is a European patent granted in March 2002, and opposed in December 2002. We filed a rebuttal response to the opposition in a timely manner. After careful analysis of the intellectual property, we maintained our rights to patents and applications in the United States and returned non-U.S. rights to the University of Michigan. The University of Michigan has disputed this return of rights and negotiations are ongoing.

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us which, individually or in the aggregate, is deemed to be material to our financial condition.

ITEM 6.                                                     EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.
3.1(ii)(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Common Stock Certificate.
4.2(2)	Rights Agreement dated as of March 20, 1995, between the Company and First Interstate Bank of California.
31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)          Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 9, 2004	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)