Form 10-Q
period 2005-03-31
VICAL INC
filed 2005-05-10
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

Total shares of common stock outstanding at April 26, 2005: 23,516,975

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$10,402	$17,666
Restricted cash equivalents	2,703	2,703
Marketable securities, available-for-sale	49,573	53,627
Receivables and other	4,948	3,412

Total current assets	67,626	77,408

Property and equipment, net	16,116	16,277
Intangible assets, net	5,713	5,775
Other assets	1,830	1,766

Total assets	$91,285	$101,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,379	$4,970
Current portion of equipment financing obligations	4,885	4,607
Current portion of deferred revenue	—	531

Total current liabilities	8,264	10,108

Long-term liabilities:
Equipment financing obligations	5,325	5,822
Deferred rent	1,777	1,814
Other liabilities	532	573

Total long-term liabilities	7,634	8,209

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized 23,516 and 23,502 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	235	235
Additional paid-in capital	221,457	221,341
Accumulated deficit	(146,095)	(138,517)
Accumulated other comprehensive loss	(210)	(150)

Total stockholders’ equity	75,387	82,909

Total liabilities and stockholders’ equity	$91,285	$101,226

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2005	2004
Revenues:
Contract and grant revenue	$2,453	$287
License and royalty revenue	231	622

Total revenues	2,684	909

Operating expenses:
Research and development	4,473	6,172
Manufacturing and production	3,912	2,003
General and administrative	2,115	1,946

Total operating expenses	10,500	10,121

Loss from operations	(7,816)	(9,212)

Other income (expense):
Investment income	384	300
Interest expense	(146)	(163)

Net loss	$(7,578)	$(9,075)

Basic and diluted net loss per share	$(0.32)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per share	23,509	20,317

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,578)	$(9,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	913	912
Write-off of abandoned patents	60	—
Compensation expense related to stock options and awards	82	78
Changes in operating assets and liabilities:
Receivables and other	(1,536)	117
Other assets	(64)	58
Accounts payable and accrued expenses	(1,595)	537
Deferred revenue	(531)	(152)
Deferred rent	(74)	67

Net cash used in operating activities	(10,323)	(7,458)

Cash flows from investing activities:
Sales of marketable securities—including restricted	13,999	15,624
Purchases of marketable securities—including restricted	(10,005)	(22,112)
Purchases of property and equipment	(579)	(1,014)
Patent expenditures	(172)	(141)

Net cash provided by (used in) investing activities	3,243	(7,643)

Cash flows from financing activities:
Proceeds from issuance of common stock	35	17,304
Payments on notes payable	—	(93)
Principal payments under equipment financing obligations	(1,127)	(971)
Proceeds from equipment financing arrangements	908	1,458
Sales of restricted cash equivalents	—	2,356

Net cash (used in) provided by financing activities	(184)	20,054

Net (decrease) increase in cash and cash equivalents	(7,264)	4,953
Cash and cash equivalents at beginning of period	17,666	16,574

Cash and cash equivalents at end of period	$10,402	$21,527

Supplemental information:
Interest paid	$146	$199

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

1. GENERAL

Vical Incorporated (the “Company”) was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at March 31, 2005, and for the three months ended March 31, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the U.S. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, included in its Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Restricted Cash Equivalents

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. In the event that the Company meets certain financial covenants, including maintaining a cash balance of $60.0 million and a market capitalization of $150.0 million, for four consecutive quarters the required amount of the letter of credit is reduced by 50%. If the Company meets those same financial covenants for eight consecutive quarters the required amount of the letter of credit is reduced to zero. If the Company fails to meet those same financial covenants in any calendar quarter the requirement for the letter of credit is reestablished to the original amount. The Company did not meet these financial covenants in the first quarter of 2005. At March 31, 2005 and December 31, 2004, restricted cash equivalents of $2.7 million were pledged as collateral for the letter of credit.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

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

Other revenues include amounts received from licensing the Company’s proprietary technology, which occurs under a variety of circumstances including licenses, options and royalties. Any initial license or option payment received under a research and development services agreement is recognized as revenue over the term of the research and development period. Upfront license payments are only recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no performance obligations remaining. Payments for options to license the Company’s technology are recognized as revenue over the option period. Royalty revenue is recognized when earned and when collectibility is reasonably assured.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million and 0.5 million for the three months ending March 31, 2005 and 2004, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company accounts for stock options issued under its stock incentive plan using the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” and its related interpretations.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

The Company’s pro forma information is as follows (in thousands, except for per share information):

	Three months ended March 31,
	2005	2004
Net loss, as reported	$(7,578)	$(9,075)
Add stock-based compensation expense included in reported net loss	82	78
Less stock-based compensation expense determined under fair value based method for all awards	(558)	(838)

Pro forma net loss	$(8,054)	$(9,835)

Basic and diluted net loss per share, as reported	$(0.32)	$(0.45)

Basic and diluted pro forma net loss per share	$(0.34)	$(0.48)

Weighted average fair value of stock options	$3.53	$4.58

Assumptions:
Assumed risk-free interest rate	3.99%	2.81%
Assumed volatility	79%	81%
Expected option life	4 years	4 years
Dividend yields	—	—

Reclassifications

The Company has segregated its research and development costs between research and development costs and manufacturing and production costs for 2004 to conform to the current year presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC announced that the effective date of SFAS No. 123(R) will be postponed until January 1, 2006 for calendar year companies. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company has not determined the impact of adopting SFAS No. 123(R) on the statement of operations and earnings per share. Further the Company does not yet know the impact that any future share-based payment transactions will have on its financial statements.

3. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive losses represents net unrealized losses on marketable securities. For the three months ended March 31, 2005 and 2004, other comprehensive (loss) income was ($0.1 million) and $0.5 million, respectively, and total comprehensive losses were $7.6 million and $8.6 million, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

4. RECENT CONTRACT AND GRANT ACTIVITIES

NIH Contracts

Under subcontract agreements with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, the Company manufactures HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, DNA vaccines. These subcontracts are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. Revenue recognized under these subcontracts was $1.1 million and $18,000 for the three months ended March 31, 2005 and 2004, respectively.

CMV Grants

The Company’s research and development related to its cytomegalovirus, or CMV, vaccine program has been partially supported under grants from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH. The most recent, in March 2005, was a three-year, $3.1 million Phase II Small Business Innovation Research, or SBIR, grant from the NIAID. The grant will partially fund the ongoing development of Vical’s immunotherapeutic DNA vaccine against CMV disease. Revenue recognized under these grants was $1.1 million and $0.3 million for the three months ended March 31, 2005 and 2004, respectively.

5. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Accounts payable and accrued expenses consist of the following (in thousands):

	March 31, 2005	December 31 2004
Employee compensation	$1,226	$1,985
Accrued contract liabilities	371	492
Accounts payable	164	560
Accrued royalty	500	500
Other accrued liabilities	1,118	1,433

	$3,379	$4,970

6. COMMITMENTS AND CONTINGENCIES

If the Company fails to satisfy its contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and the Company may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, and/or Government Furnished Equipment, or GFE, and/or other government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements and they may terminate the agreements.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the financial condition of the Company.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

March 31, 2005

(Unaudited)

In addition, the Company has undertaken certain commitments under agreements with its collaborators, and under employment agreements with its officers. Under license agreements with its collaborators, the Company has agreed to continue to maintain and defend the patent rights licensed to the collaborators.

7. RELATED-PARTY TRANSACTIONS

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is also the Director of Strategic Planning at the VRC, with which the Company has manufacturing contracts as described in Note 4.

Dr. Douglas was on the Board of Directors of the International AIDS Vaccine Initiative, or IAVI, a not-for-profit entity, until June 30, 2003. Vijay B. Samant, President and CEO of the Company, serves on the Project Management Subcommittee of the IAVI. The Company also has an agreement with the IAVI to provide clinical trial supplies. There was no revenue recognized under this agreement for the three months ended March 31, 2005 and 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, and our other filings with the Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 17 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. In addition, we have gained access to enhancing technologies through licensing and collaborative agreements. We believe the following areas of research offer the greatest potential for our product development efforts:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant U.S. needs;

•	Vaccines for general pediatric or adult populations for infectious disease applications; and

•	Cancer vaccines or immunotherapies which complement our existing programs and core expertise;

We plan to continue leveraging our patented technologies through licensing and collaborations. We also plan to use our expertise, infrastructure, and financial strength to explore both in-licensing and acquisition opportunities.

We have established relationships through licensing our technologies to a number of commercial entities, including:

•	Merck & Co., Inc., or Merck;

•	Two divisions of the Sanofi-Aventis Group, or Sanofi-Aventis:

•	Sanofi Pasteur, and

•	Centelion SAS, or Centelion a wholly-owned subsidiary of Aventis Pharmaceuticals S.A.;

•	Merial Ltd., or Merial, a joint venture between Merck and Sanofi-Aventis;

•	Corautus Genetics Inc., or Corautus;

•	Aqua Health Ltd., or Aqua Health, an affiliate of Novartis Animal Health Inc.; and

•	Invitrogen Corporation, or Invitrogen.

We have also licensed complementary technologies from:

•	The Wisconsin Alumni Research Foundation, or WARF;

•	The University of Michigan;

•	Inovio Biomedical Corporation, or Inovio (formerly Genetronics Biomedical Corporation);

•	CytRx Corporation, or CytRx;

•	The National Institute of Health, or NIH; and

•	The U.S. Centers for Disease Control and Prevention, or CDC.

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

Product Area	Project Target and Indication(s)	Development Status[1]	Development Rights
Cancer
Immunotherapeutic	High-dose Allovectin-7® for metastatic melanoma	Phase 2	Vical
”	IL-2/EP for solid tumors	Preclinical	Vical
Tumor-associated antigen therapeutic vaccines	Unspecified cancer[2]	Research	Sanofi Pasteur
”	Unspecified cancer[2]	Research	Merck

Infectious Disease
Infectious disease vaccine	Cytomegalovirus	Phase 1	Vical
	Plasmodium falciparum (malaria)	Phase 1/2	Vical
”	Bacillus anthracis (anthrax)	Phase 1	Vical
”	Ebola virus	Phase 1	Vical/NIH
”	West Nile Virus	Phase 1	Vical/NIH
”	SARS coronavirus	Phase 1	NIH
”	HIV—preventive	Phase 1	Merck
”	HIV—therapeutic	Phase 1	Merck
”	Hepatitis B virus—preventive	Research	Merck
”	Hepatitis B virus—therapeutic	Research	Merck
”	Hepatitis C virus—preventive	Research	Merck

Cardiovascular
Angiogenic growth factor	VEGF-2	Phase 2	Corautus
”	FGF-1	Phase 2	Centelion

Veterinary
Preventive infectious disease vaccine(s)	Various undisclosed[2]	Research-Clinical	Merial
”	Undisclosed fish disease[2]	Clinical	Aqua Health
Protective cancer vaccine	Companion animal cancer[2]	Clinical	Merial

[1]

“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is in preparation for human clinical trials. “Phase 1” clinical trials mark the first time a new drug or treatment is administered to humans and are normally conducted to determine the safety profile of a new drug. “Phase 2” clinical trials are conducted to determine preliminary effectiveness, or efficacy, optimal dosage, and to confirm the safety profile of a new drug. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase 1/2” clinical trial. For veterinary products, “Clinical” indicates testing in the target species.

[2]	Pursuant to our collaborative agreements, we are bound by confidentiality obligations to our collaborators that prevent us from publicly disclosing these targets and indications unless such information has been made available to the general public. Additionally, some project targets and indications cannot currently be disclosed because they have not yet been selected by our collaborators.

See the section entitled “Business” included in our Annual Report on Form 10-K for the year ended December 31, 2004 for a more detailed discussion of our independent, collaborative and out-licensed product development programs.

Recent Events

The following events have recently occurred with respect to our technologies and applications:

•	In February 2005 we successfully completed a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, for a Phase 3 trial of high-dose, 2 mg, Allovectin-7® for certain patients with metastatic melanoma. The SPA specifies the trial objectives and design, clinical endpoints, and planned analyses that would be needed to apply for product approval;

•	In March 2005, we were awarded a three-year, $3.1 million Phase II Small Business Innovation Research, or SBIR, grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID of the NIH. The grant will partially fund the ongoing development of Vical’s immunotherapeutic DNA vaccine against cytomegalovirus, or CMV, disease;

•	Also in March 2005, Vical was issued one U.S. and two Canadian patents related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 6,867,195, broadly covering the use of cationic lipid-mediated delivery of DNA for both immunization and delivery of biologically active proteins;

•	Canadian patent No. 2,425,745, covering the direct administration with cationic lipids of polynucleotide genetic material such as DNA or RNA; and

•	Canadian patent No. 2,049,287, covering the direct administration without cationic lipids of polynucleotide genetic material such as DNA or RNA;

•	In April 2005 Vical was issued U.S. patent number 6,875,748 covering certain improved formulations and their use for in vivo delivery of polynucleotide genetic material;

•	Also in April 2005, we announced preclinical data for the enhanced delivery of the plasmid encoding human interleukin-2, or IL-2, gene directly into solid tumor lesions using electroporation technology;

•	Also in April 2005, the NIH announced the initiation of a Phase 1 trial of a West Nile virus vaccine. The vaccine, based on Vical’s proprietary DNA delivery technology, was co-developed by the NIH’s Dale and Betty Bumpers Vaccine Research Center, or VRC, and Vical. We manufactured research and clinical supplies of the vaccine, and have an option to obtain exclusive commercialization rights to this vaccine;

•	Also in April 2005, we announced data from Phase 1 trials with both our bivalent and trivalent formulations of our CMV immunotherapeutic vaccine. We have decided to advance to a Phase 2 proof-of-concept study in transplant patients with the bivalent formulation; and

•	Also in April 2005, we were awarded two grants from the NIAID of the NIH for the partially funding of the development of a DNA vaccine against herpes simplex virus and a DNA Vaccine against influenza virus.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products. We earn revenue by performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $109.3 million in revenue under these types of agreements.

Revenues by source for each of the three months ended March 31, 2005 and 2004, were as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Source
NIH contracts	$1.3	$—
CMV grants	1.1	0.3
Other contracts and grants	0.1	—

Total contract and grant revenues	2.5	0.3

Invitrogen royalties	0.2	0.3
Corautus license	—	0.3

Total royalty and license revenues	0.2	0.6

Total revenues	$2.7	$0.9

Research, development, manufacturing and production costs by major program, as well as other expenses for research and development and manufacturing, were as follows (in millions):

	Three months ended March 31,
	2005	2004
Program
Allovectin-7®	$1.1	$2.1
CMV	2.2	2.1
Anthrax	0.5	1.5
IL-2/EP	0.8	0.3
Other research, development, manufacturing and production	3.8	2.2

Total research, development, manufacturing and production	$8.4	$8.2

Since our inception, we estimate that we have spent approximately $222 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV as well as our cancer immunotherapeutics Allovectin-7® and IL-2/EP. From inception, we have spent approximately $57 million on our Allovectin-7® program. In 2004, we completed a Phase 2 trial evaluating high-dose, 2 mg, Allovectin-7®. We have successfully completed a SPA with the FDA for a Phase 3 trial of high-dose Allovectin-7® that would be needed to support submission of a Biologics License Application, or BLA. This and potential future trials would add to the time and cost of development.

Additionally, we are in the early stages of clinical development of vaccine candidates for CMV and our IL-2 EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $20 million on our CMV program, and approximately $3 million on our IL-2 EP program. We are in the early stages of clinical development of an anthrax vaccine candidate; however, due to the lack of additional government funding, we do not intend to pursue further development of our anthrax vaccine candidate at this time except for the ongoing non-clinical development supported by an SBIR grant.

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

As a result, we expect to incur substantial operating losses for at least the next several years, due primarily to the expansion of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs due to increased contract manufacturing activities, increased costs of our facilities, and possible advancement toward commercialization activities.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Actual results could differ from those estimates. Specifically, management must make estimates in the following areas:

Intangible assets. We capitalize the license fees we pay to acquire access to proprietary technologies if the technologies are expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated average useful life of the technology, which is generally ten years. We also capitalize certain costs related to patent applications which have alternative future use in multiple research and development projects. Accumulated costs are amortized using the straight-line method over the estimated economic life of the patent, which is generally 20 years and usually commences at the time the patent application is filed. We review long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the total amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. If assets are to be disposed of, they are reported at the lower of the carrying amount or fair value, less costs to sell. Loss of legal ownership or rights to patents or licensed technologies, or significant changes in our strategic business objectives and utilization of the assets, among other things, could give rise to asset impairment.

Deferred tax assets. Deferred tax assets are recorded net of a 100% valuation allowance. This valuation allowance reduces the gross deferred tax assets to the amount that we believe is more likely than not realizable. We considered projections of future taxable income, past operating results and tax planning strategies in making this determination.

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.2 million and $0.1 million for the three months ending March 31, 2005 and 2004, respectively. No material revisions to our previous clinical trial cost estimates were made in the periods presented.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.4 million at March 31, 2005, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we adjust our estimated accrual, which could also affect our results of operations and cash flow. No material adjustments were made to our previously estimated accruals in the periods presented.

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

Other revenues include amounts received from licensing our proprietary technologies, which occurs under a variety of circumstances including licenses, options and royalties. Any initial license or option payment received under a research and development services agreement is recognized as revenue over the term of the research and development period. Upfront license payments are recognized as revenue upon contract signing if the fee is nonrefundable and noncreditable, and if there are no performance obligations remaining. Payments for options to license our technologies are recognized as revenue over the option period. Royalty revenue is recognized when earned and when collectibility is reasonably assured.

Results of Operations

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Total Revenues. Total revenues increased $1.8 million, or 195%, to $2.7 million for the three months ended March 31, 2005 from $0.9 million for the three months ended March 31, 2004. Revenues from our contracts and grants were $2.5 million for the three months ended March 31, 2005 compared to $0.3 million for the three months ended March 31, 2004. The increase in contract and grant revenue was due primarily to increased manufacturing contract shipments to the VRC under our NIH agreement of $1.1 million and increased revenue of $0.8 million related to two NIH grants, including our CMV vaccine Phase II SBIR grant awarded in March 2005.

License and royalty revenues were $0.2 million for the three months ended March 31, 2005 as compared to $0.6 million for the three months ended March 31, 2004. The decrease in license and royalty revenue related to lower license fees received from Corautus and lower royalty revenue received from Invitrogen.

Research and Development Expenses. Research and development expenses decreased $1.7 million, or 27.5%, to $4.5 million for the three months ended March 31, 2005 from $6.2 million for the three months ended March 31, 2004. The decrease was primarily a result of the settlement of the WARF litigation recognized during the three months ended March 31, 2004.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.9 million, or 95.3%, to $3.9 million for the three months ended March 31, 2005 from $2.0 million for the three months ended March 31, 2004. The increase was primarily due to a net increase of $1.1 million in costs related to various manufacturing programs for the VRC when compared to the prior period. Facilities costs allocated to manufacturing and production increased by $0.4 million due to higher maintenance and repair costs, utilities and depreciation related primarily to new manufacturing equipment. Finally, personnel costs increased by $0.4 million as a result of increased headcount when compared to the prior period.

General and Administrative Expenses. General and administrative expenses increased $0.2 million, or 8.7%, to $2.1 million for the three months ended March 31, 2005 from $1.9 million for the three months ended March 31, 2004. This increase was primarily the result of higher personnel costs.

Investment Income. Investment income increased $0.1 million, or 28.0%, to $0.4 million for the three months ended March 31, 2005, from $0.3 million for the three months ended March 31, 2004. This increase was the result of higher rates of return on our investments partially offset by lower average cash and short-term investment balances.

Interest Expense. Interest expense decreased $17,000, or 10.4%, to $146,000 for the three months ended March 31, 2005 from $163,000 for the three months ended March 31, 2004. The decrease was primarily due to lower interest rates on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements. From our inception through March 31, 2005, we have received approximately $109.3 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $220.0 million from the sale of equity securities. As of March 31, 2005, we had working capital of approximately $59.4 million, compared with $67.3 million at December 31, 2004. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $63.0 million at March 31, 2005, compared with $74.0 million at December 31, 2004. The declines in our cash, cash equivalents and marketable securities in the three months ended March 31, 2005 were due primarily to cash used to fund our operations and to pay our long-term debt obligations.

Net cash used in operating activities was $10.3 million and $7.5 million for the three months ended March 31, 2005 and 2004, respectively. The relative increase in net cash used in operating activities for the three months ended March 31, 2005 compared to the same period in the prior year reflects higher receivables balances as a result of increased revenues, higher net payments for accounts payable and accrued expenses, offset by a decrease in net losses.

Cash provided by (used in) investing activities was $3.2 million and $(7.6) million for the three months ended March 31, 2005 and 2004, respectively. The relative increase in cash provided by investing activities for the three months ended March 31, 2005 compared to the same period in the prior year was the result of an increase in net maturities of marketable investments.

Cash (used in) provided by financing activities was $(0.2) million and $20.1 million for the three months ended March 31, 2005 and 2004, respectively. The relative decrease in cash provided by financing activities for the three months ended March 31, 2005 compared to the same period in the prior year was primarily the result of the closing of our registered direct stock offering during the prior period which provided $17.3 million of cash. In addition, during the three months ended March 31, 2004 we sold restricted cash equivalents which resulted in an increase in cash of $2.4 million.

For the twelve months ending December 31, 2005, we have forecast a net loss of between $23 million and $26 million. We expect that our total net cash used in 2005 may differ from our projected net loss principally because of timing of cash receipts on certain contract work.

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which allows us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock, of which approximately $31.4 million was remaining as of March 31, 2005. We cannot assure that additional financing will be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2006.

Contractual Obligations

We have entered into an equipment financing arrangement which requires payments through 2009. As of March 31, 2005 we had $4.1 million in available credit which is available for drawdown through October 31, 2005. Financial covenants under the agreement include a requirement that we maintain specified levels of unrestricted cash and marketable securities. In the event of default on this covenant, we would be required to provide an irrevocable letter of credit equal to 100% of the then-outstanding balance of amounts financed.

We may be subject to contractual obligations under licensing and and other agreements. Under the Merck, Sanofi Pasteur, Centelion, Merial, Corautus and Aqua Health agreements, we would be required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx and Inovio agreements would require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

As of March 31, 2005, we have employment agreements that contain severance arrangements with each of our three executive officers and three other executives. Under these agreements, we are obligated to pay severance if we terminate an executive officer’s or other executive’s employment without “cause,” or if an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.4 million if each executive officer and other executive was terminated at March 31, 2005.

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

For example, our independent product candidates currently in clinical evaluation are high-dose Allovectin-7® for the treatment of metastatic melanoma, which has completed Phase 2 clinical testing, our CMV vaccine, for which we currently plan to initiate Phase 2 clinical testing in 2005, our anthrax vaccine which is currently in Phase 1 clinical testing, and our IL-2 EP program, which is currently in preclinical testing. We may not be able to identify and reach agreement with a potential partner for the further development and commercialization of Allovectin-7®. Failure to reach agreement with a partner may delay or prevent continued development, significantly increase our development and commercialization expenses, and slow market penetration. We may not, alone or with a potential partner, conduct a Phase 3 trial of Allovectin-7®. Endpoints in such a trial may not be achieved, and if achieved, may not establish sufficient safety and efficacy to support product approval. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. Our anthrax vaccine may not elicit sufficient antibody responses in humans. We may not conduct additional IL-2 EP trials, and our IL-2 EP program may not demonstrate sufficient safety and efficacy to support product approval. The additional outside funding needed to support further clinical development of our anthrax vaccine is unlikely under current federal government biodefense program priorities.

Additionally, we are in various stages of development with several product candidates. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

Our revenues partially depend on the development and commercialization of products by others to whom we have licensed our technologies. If our collaborators or licensees are not successful or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the performance by these collaborators and licensees of their responsibilities under these arrangements. Some collaborators or licensees may not succeed in their product development efforts or devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements.

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

We have licensed certain technologies from corporate collaborators and research institutions, and sublicensed certain of such technologies to others, for use in the research, development and commercialization of product candidates. Our product development efforts and those of our sublicensees partially depend upon continued access to these technologies. For example, we or our licensors may breach or terminate our agreements, or disagree on interpretations of those agreements, which could prevent continued access to these technologies. If we were unable to resolve such matters on satisfactory terms, or at all, we or our sublicensees may be unable to develop and commercialize our products, and we may be forced to curtail or cease operations.

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

In addition, we may fail to perform our responsibilities under these agreements. Many of our government agreements are subject to audits which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful or ineligible to enter into future government agreements.

There are only a limited number of other contractors that could perform under a bulk DNA vaccines manufacturing service contract in the unlikely event that we were unable to perform. The price they might charge could be more than what we would charge based on their capacity, utilization, size of order and other factors. Accordingly, we are unable to estimate a range of potential cost that we could be required to pay if the VRC were to engage a substitute contractor to meet any performance obligations that we were unable to meet.

We apply for and have received funding from government agencies under Small Business Technology Transfer, or STTR, and SBIR grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which is under review by the Small Business Administration and our eligibility may change in the future, and there can be no assurance that additional funding from this source will be available.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.7 million, $24.5 million and $27.9 million for 2004, 2003 and 2002, respectively. As of March 31, 2005, we had incurred cumulative net losses totaling approximately $146.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For the year ending December 31, 2005, we have forecast a net loss of between $23 million and $26 million. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

If we are unable to obtain additional funds, we may have to reduce our capital expenditures, scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need would depend on many factors, including:

•	The progress of our research and development programs;

•	The scope and results of our preclinical studies and clinical trials; and

•	The time and costs involved in: obtaining necessary regulatory approvals; filing, prosecuting and enforcing patent claims; scaling up our manufacturing capabilities; and the commercial arrangements we may establish.

We anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2006.

The regulatory approval process is expensive, time consuming and uncertain, which may prevent us from obtaining required approvals for the commercialization of our products.

Our product candidates under development and those of our collaborators and licensees are subject to extensive and rigorous regulations by numerous governmental authorities in the U.S. and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example:

•	The FDA has not established guidelines concerning the scope of clinical trials required for gene-based therapeutic and vaccine products;

•	The FDA has provided only limited guidance on how many subjects it will require to be enrolled in clinical trials to establish the safety and efficacy of gene-based products; and

•	Current regulations and guidances are subject to substantial review by various governmental agencies.

Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our ability to develop and commercialize our products. Delays could:

•	Impose costly procedures on our activities;

•	Diminish any competitive advantages that we attain; or

•	Negatively affect our results of operations and cash flows.

We have limited experience in filing BLAs or New Drug Applications, or NDAs, with the FDA. Because a BLA or NDA must be filed with and approved by the FDA before a biologic product or new drug product, respectively, may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our products, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries

We believe that the FDA and comparable foreign regulatory bodies will regulate separately each product containing a particular gene depending on its intended use. Presently, to commercialize any product we must sponsor and file a regulatory application for each proposed use. We must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The results obtained so far in our clinical trials may not be replicated in our ongoing or future trials. This may prevent any of our potential products from receiving FDA approval.

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

A rule published in 2002 by the FDA, known commonly as the “Animal Rule,” established requirements for demonstrating effectiveness of drugs and biological products in settings where human clinical trials for efficacy are not feasible or ethical. The rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in up to two appropriate species of animal. We believe that with appropriate guidance from the FDA, we may seek and win market approval under the Animal Rule for certain DNA-based products for which human clinical efficacy trials are not feasible or ethical. At the moment, however, we cannot determine whether the Animal Rule would be applied to any of our products, or if applied, that its application would result in expedited development time or regulatory review.

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

We are the assignee of 42 issued U.S. and foreign patents. We are also co-assignee, together with Sanofi Pasteur and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core DNA delivery technology that is subject to TFIs; a recently granted patent in Europe related to our core DNA delivery technology is in the open opposition period; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations has been opposed; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 62 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Five of the pending foreign patent applications are international patent applications under the PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

For example: in Europe, three patents granted to us have been opposed and one was revoked as a consequence of opposition; in Japan, one patent granted to us was opposed and subsequently subjected to TFIs; and in Canada, a protest was lodged against a patent application filed by us. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

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

Our success will depend in part on our ability to obtain patent protection for our products and processes, both in the U.S. and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

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

Some of our competitors are established companies with greater financial and other resources than we have. Other companies may succeed in developing products and obtaining regulatory approval from the FDA or comparable foreign agencies faster than we do, or in developing products that are more effective than ours. While we will seek to expand our technological capabilities to remain competitive, research and development by others will seek to render our technologies or products obsolete or noncompetitive or result in treatments or cures superior to any therapeutics developed by us. Additionally, even if our product development efforts are successful, and even if the requisite regulatory approvals are obtained, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical communities. If any of our products do not achieve market acceptance, we may lose our investment in that product, which could have a material adverse impact on our operations.

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

Our current strategy is to market our proprietary products directly in the U.S., but we currently do not possess pharmaceutical marketing or sales capabilities. To market and sell our proprietary products, we will need to develop a sales force and a marketing group with relevant pharmaceutical experience, or make appropriate arrangements with strategic partners to market and sell these products. Developing a marketing and sales force is expensive and time-consuming and could delay any product launch. If we are unable to successfully employ qualified marketing and sales personnel or develop other sales and marketing capabilities, our business will be harmed.

Healthcare reform and restrictions on reimbursement may limit our returns on potential products.

Our ability to earn sufficient returns on our products will depend in part on how much, if any, reimbursement for our products and related treatments will be available from:

•	Government health administration authorities;

•	Government agencies procuring biodefense products for military or public use, including some for which we may become a sole-source vendor;

•	Private health coverage insurers;

•	Managed care organizations; and

•	Other organizations.

If we fail to obtain appropriate reimbursement, we could be prevented from successfully commercializing our potential products. There are efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various means, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides a new Medicare prescription drug benefit beginning in 2006 and mandates other reforms. We expect that there will continue to be a number of legislative proposals to implement government controls. The adoption of such proposals or reforms could impair our business.

Certain portions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, have become effective and may complicate the process by which clinical trials may be initiated. We believe we have taken the necessary action to ensure compliance with HIPPA; however, the specific nature and degree of impact are not yet fully known.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2002 to March 31, 2005, our stock price has ranged from $2.12 to $12.48. The following factors, among others, could have a significant impact on the market price of our common stock:

•	The results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our collaborators, licensees or competitors;

•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our collaborators, licensees or competitors;

•	The announcement by us or our collaborators, licensees or competitors of technological innovations or new products;

•	Developments concerning our patent or other proprietary rights or those of our collaborators, licensees or competitors, including litigation and challenges to our proprietary rights;

•	Other developments with our collaborators or licensees, including our entry into new collaborative or licensing arrangements;

•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;

•	U.S. and foreign governmental regulatory actions;

•	Changes or announcements in reimbursement policies;

•	Concern as to the safety of our potential products;

•	Period-to-period fluctuations in our operating results;

•	Market conditions for life science stocks in general;

•	Changes in the collective short interest in our stock;

•	Changes in estimates of our performance by securities analysts; and

•	Our cash balances, need for additional capital, and access to capital.

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

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws include anti-takeover provisions, such as a classified board of directors, a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some stockholders. In addition, they may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.4 million lower than the reported fair value of our non-equity investments at March 31, 2005. At March 31, 2005, our unrealized loss on marketable securities was $0.2 million. We expect lower investment income in the full year 2005 compared with 2004 due to lower investment balances.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us which, individually or in the aggregate, are deemed to be material to our financial condition.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

10.39	Amendment dated October 4, 2001, to Employment Agreement dated September 13, 2001, between the Company and David C. Kaslow.

10.40	Amendment dated April 15, 2005, to Employment Agreement dated September 13, 2001, between the Company and David C. Kaslow.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 9, 2005	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)