Form 10-Q
period 2005-06-30
VICAL INC
filed 2005-08-08
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

Total shares of common stock outstanding at July 27, 2005: 23,518,413

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$12,616	$17,666
Restricted cash equivalents	2,703	2,703
Marketable securities, available-for-sale	43,741	53,627
Receivables and other	4,894	3,412

Total current assets	63,954	77,408

Property and equipment, net	15,760	16,277
Intangible assets, net	5,583	5,775
Other assets	1,791	1,766

Total assets	$87,088	$101,226

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,752	$4,970
Current portion of equipment financing obligations	4,895	4,607
Deferred revenue	—	531

Total current liabilities	9,647	10,108

Long-term liabilities:
Equipment financing obligations	4,458	5,822
Deferred rent	1,865	1,814
Other liabilities	500	573

Total long-term liabilities	6,823	8,209

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 23,518 and 23,502 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	235	235
Additional paid-in capital	221,584	221,341
Accumulated deficit	(151,077)	(138,517)
Accumulated other comprehensive loss	(124)	(150)

Total stockholders’ equity	70,618	82,909

Total liabilities and stockholders’ equity	$87,088	$101,226

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
Contract and grant revenue	$487	$3,815	$2,940	$4,102
License and royalty revenue	4,320	1,927	4,551	2,549

Total revenues	4,807	5,742	7,491	6,651

Operating expenses:
Research and development	4,756	4,680	9,229	10,852
Manufacturing and production	3,353	3,975	7,265	5,978
General and administrative	1,923	2,535	4,038	4,481

Total operating expenses	10,032	11,190	20,532	21,311

Loss from operations	(5,225)	(5,448)	(13,041)	(14,660)

Other income (expense):
Investment income	382	320	766	620
Interest expense	(139)	(188)	(285)	(351)

Net loss	$(4,982)	$(5,316)	$(12,560)	$(14,391)

Basic and diluted net loss per share	$(0.21)	$(0.23)	$(0.53)	$(0.66)

Weighted average shares used in computing basic and diluted net loss per share	23,517	23,476	23,513	21,896

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(12,560)	$(14,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,868	1,882
Write-off of abandoned patents	97	35
Compensation expense related to stock options and awards	203	294
Changes in operating assets and liabilities:
Receivables and other	(1,230)	(295)
Other assets	498	114
Accounts payable and accrued expenses	(242)	907
Deferred revenue	(531)	(2,064)
Deferred rent	2	168

Net cash used in operating activities	(11,895)	(13,350)

Cash flows from investing activities:
Maturities of marketable securities—including restricted	31,867	25,981
Purchases of marketable securities—including restricted	(21,955)	(30,981)
Maturities of restricted cash equivalents	—	2,222
Purchases of restricted cash equivalents	—	(544)
Purchases of property and equipment	(997)	(2,380)
Patent expenditures	(259)	(373)

Net cash provided by (used in) investing activities	8,656	(6,075)

Cash flows from financing activities:
Proceeds from issuance of common stock	40	17,265
Payments on notes payable	—	(186)
Principal payments under equipment financing obligations	(2,368)	(2,114)
Proceeds from equipment financing arrangements	517	2,121

Net cash (used in) provided by financing activities	(1,811)	17,086

Net decrease in cash and cash equivalents	(5,050)	(2,339)
Cash and cash equivalents at beginning of period	17,666	16,574

Cash and cash equivalents at end of period	$12,616	$14,235

Supplemental information:
Interest paid	$284	$383

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2005

(Unaudited)

1. GENERAL

Vical Incorporated (the “Company”) was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at June 30, 2005, and for the three and six months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the U.S. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, included in its Form 10-K filed with the Securities and Exchange Commission, or SEC.

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

Restricted Cash Equivalents

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At June 30, 2005, and December 31, 2004, restricted cash equivalents of $2.7 million were pledged as collateral for the letter of credit.

Revenue Recognition

The Company earns revenue by performing services under research and development agreements, grants, manufacturing contracts and from licensing its proprietary technology. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determined, and collection is reasonably assured.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

The Company enters into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used primarily for preclinical and clinical research. Under these contracts, revenue and related expenses are recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met. Advance payments received in excess of amounts earned are classified as deferred revenue.

Revenue under research and development agreements, grants, and manufacturing contracts, except for fixed-price contracts, is recognized as the research and development or manufacturing expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met.

Other revenues include amounts received from licensing the Company’s proprietary technology, which occurs under a variety of circumstances including licenses, options and royalties. Any initial license or option payment received under a research and development agreement is recognized as revenue over the term of the research and development period. Upfront license payments are recognized as revenue upon contract signing only if the fee is nonrefundable and noncreditable, and if there are no performance obligations remaining. Payments for options to license the Company’s technology are recognized as revenue over the option period. Royalty revenue is recognized when earned and when collectibility is reasonably assured.

Revenue from milestones are recognized as agreed-upon events representing the achievement of substantive steps in the development process are achieved, or as agreed-upon passages of time occur, and where the amount of the milestone payment approximates the value of achieving the milestone, and collection of payment is reasonably assured.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.1 million and 0.4 million for the three months ended June 30, 2005 and 2004, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.3 million and 0.5 million for the six months ended June 30, 2005 and 2004, respectively, were excluded from the calculation because of their antidilutive effect.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

The Company’s pro forma information is as follows (in thousands, except for per share information):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,982)	$(5,316)	$(12,560)	$(14,391)
Add stock-based compensation expense included in reported net loss	120	217	203	294
Less stock-based compensation expense determined under fair value based method	(692)	(972)	(1,250)	(1,810)

Pro forma net loss	$(5,554)	$(6,071)	$(13,607)	$(15,907)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.23)	$(0.53)	$(0.66)

Basic and diluted pro forma net loss per share	$(0.24)	$(0.26)	$(0.58)	$(0.73)

Weighted average fair value of stock options	$2.49	$3.71	$3.31	$4.38

Assumptions:
Assumed risk-free interest rate	3.84%	3.75%	3.96%	3.03%
Assumed volatility	78%	80%	79%	81%
Expected option life	4 years	4 years	4 years	4 years
Dividend yields	—	—	—	—

Facility Consolidation

The Company completed the planned consolidation of its manufacturing operations into its primary facility during the three months ended June 30, 2005. As a result of this consolidation, the Company recorded charges of $0.4 million which were included in manufacturing and production expense during the three months ended June 30, 2005. The charges were primarily comprised of expenses associated with the remaining rent due under the lease for the vacated facility, which expires in November 2005. The remaining estimated accrued liability for the facility consolidation was $0.3 million as of June 30, 2005.

Reclassifications

The Company has reclassified $1.7 million of net maturities and purchases of restricted cash equivalents in the Statement of Cash Flows from a financing activity to an investing activity for 2004, to conform to the current year presentation. The Company has reclassified $2.1 million of amounts borrowed under a financing agreement in the Statement of Cash Flows from an investing activity to a financing activity for 2004, to conform to the current year presentation. The Company has reclassified $0.1 million of purchases of property and equipment in its Statement of Cash Flows from an operating activity to an investing activity for 2004, to conform to current year presentation. In addition, the Company has segregated its research and development costs between research and development costs and manufacturing and production costs in the Statement of Operations for 2004, to conform to the current year presentation.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC announced that the effective date of SFAS No. 123(R) will be postponed until January 1, 2006, for calendar year companies. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company has not determined the impact of adopting SFAS No. 123(R) on the statement of operations and earnings per share. Further, the Company does not yet know the impact that any future share-based payment transactions will have on its financial statements.

3. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive losses represents net unrealized losses on marketable securities. For the three months ended June 30, 2005 and 2004, other comprehensive income (loss) was $0.1 million and ($0.5) million, respectively, and total comprehensive losses were $4.9 million and $5.8 million, respectively. For the six months ended June 30, 2005 and 2004, other comprehensive income (loss) was $26,000 and ($12,000), respectively, and total comprehensive losses were $12.5 million and $14.4 million, respectively.

4. RECENT CONTRACT, GRANT AND LICENSE ACTIVITIES

Merck Option Exercise

In June 2005, Merck & Co., Inc., or Merck, exercised three options under a 2003 amendment to a 1991 research collaboration and license agreement granting Merck rights to use the Company’s patented non-viral gene delivery technology in cancer vaccine applications. As a result of these option exercises the Company recognized license revenue totaling $3.0 million during the three months ended June 30, 2005.

AnGes License

In May 2005, AnGes MG, Inc., or AnGes, licensed exclusive, worldwide rights to use the Company’s patented non-viral gene delivery technology in the development and commercialization of DNA-based products encoding Hepatocyte Growth Factor for cardiovascular applications. Under the terms of the license agreement, the Company received and recognized as revenue during the three months ended June 30, 2005, a nonrefundable and noncreditable upfront payment of $1.0 million.

NIH Contracts

Under subcontract agreements with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, the Company manufactures HIV, Ebola, West Nile Virus and severe acute respiratory syndrome, or SARS, DNA vaccines. These subcontracts are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. Revenue recognized under these subcontracts was $32,000 and $3.8 million for the three months ended June 30, 2005 and 2004, respectively. Revenue recognized under these subcontracts was $1.1 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

June 30, 2005

(Unaudited)

CMV Grants

The Company’s research and development related to its cytomegalovirus, or CMV, vaccine program has been partially supported under grants from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH. The most recent, in March 2005, was a three-year, $3.1 million Phase II Small Business Innovation Research, or SBIR, grant from the NIAID. The grant will partially fund the ongoing development of Vical’s immunotherapeutic DNA vaccine against CMV disease. Revenue recognized under these grants was $0.1 million and $49,000 for the three months ended June 30, 2005 and 2004, respectively. Revenue recognized under these grants was $1.2 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively.

5. COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
Employee compensation	$1,542	$1,985
Accrued royalty	900	500
Accrued contract liabilities	395	492
Accounts payable	190	560
Other accrued liabilities	1,725	1,433

	$4,752	$4,970

6. COMMITMENTS AND CONTINGENCIES

If the Company fails to satisfy its contractual obligations to deliver the vaccines ordered by the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, in the manner required by the Company’s manufacturing agreements with the VRC, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreements in whole or in part, and the Company may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, and/or Government Furnished Equipment, or GFE, and/or other government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements and they may terminate the agreements.

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

7. RELATED-PARTY TRANSACTIONS

R. Gordon Douglas, M.D., Chairman of the Board of Directors of the Company, is no longer the Director of Strategic Planning at the VRC, for which the Company has manufacturing sub-contracts. Revenue recognized under these subcontracts was $32,000 and $3.8 million for the three months ended June 30, 2005 and 2004, respectively. Revenue recognized under these subcontracts was $1.1 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, and our other filings with the Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 20 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We have established relationships through licensing our technologies to a number of commercial entities, including:

•	Merck & Co., Inc., or Merck;

•	Two divisions of the Sanofi-Aventis Group, or Sanofi-Aventis:

•	Sanofi Pasteur, and

•	Centelion SAS, or Centelion, a wholly-owned subsidiary of Aventis Pharmaceuticals S.A.;

•	Merial Ltd., or Merial, a joint venture between Merck and Sanofi-Aventis;

•	Corautus Genetics Inc., or Corautus;

•	Aqua Health Ltd., or Aqua Health, an affiliate of Novartis Animal Health;

•	Invitrogen Corporation, or Invitrogen; and

•	AnGes MG, Inc., or AnGes.

We have also licensed complementary technologies from:

•	The Wisconsin Alumni Research Foundation, or WARF;

•	The University of Michigan;

•	Inovio Biomedical Corporation, or Inovio (formerly Genetronics Biomedical Corporation);

•	CytRx Corporation, or CytRx;

•	The National Institutes of Health, or NIH; and

•	The U.S. Centers for Disease Control and Prevention, or CDC.

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cancer, and cardiovascular diseases. Our current independent development focus is on our cancer immunotherapeutics, Allovectin-7® and IL-2/Electroporation, or EP, as well as a novel plasmid DNA, or pDNA, vaccine for cytomegalovirus, or CMV. The table below summarizes our independent, collaborative and out-licensed product development programs.

Product Area	Project Target and Indication(s)	Development Status[1]	Development Rights
Cancer
Immunotherapeutic	High-dose Allovectin-7® for metastatic melanoma	Phase 2	Vical
”	IL-2/EP for solid tumors	Phase 1	Vical
Tumor-associated antigen therapeutic vaccines	Unspecified cancer[2]	Research	Sanofi Pasteur
”	Unspecified cancer[2]	Research	Merck

Infectious Disease
Infectious disease vaccine	Cytomegalovirus	Phase 1	Vical
	Plasmodium falciparum (malaria)	Phase 1/2	Vical
”	Bacillus anthracis (anthrax)	Phase 1	Vical
”	Ebola virus	Phase 1	Vical/NIH
”	West Nile virus	Phase 1	Vical/NIH
”	SARS coronavirus	Phase 1	NIH
”	HIV—therapeutic	Phase 1	Vical/NIH
”	HIV—preventive	Phase 1	Merck
”	HIV—therapeutic	Phase 1	Merck
”	HIV EP—therapeutic	Research	Vical/NIH
”	Hepatitis B virus—preventive	Research	Merck
”	Hepatitis B virus—therapeutic	Research	Merck
”	Hepatitis C virus—preventive	Research	Merck

Cardiovascular
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	VEGF-2, coronary artery disease	Phase 2	Corautus
”	FGF-1, peripheral arterial disease	Phase 2	Centelion

Veterinary
Preventive infectious disease vaccine(s)	Infectious Haematopoietic Necrosis Virus	Approved in Canada	Aqua Health
”	Various undisclosed[2]	Research-Clinical	Merial
Protective cancer vaccine	Melonoma in dogs	Clinical	Merial

[1]

“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is in preparation for human clinical trials. “Phase 1” clinical trials include the first use of an investigational new drug in humans and are conducted in a small group of patients or normal volunteer subjects (20-80) to evaluate the safety, determine a safe dosage range, and identify side effects, and, if possible, gain early evidence on effectiveness. ”Phase 2” clinical trials are typically well controlled and conducted in a larger group of subjects (no more than several hundred) to evaluate effectiveness of an investigational drug for a defined patient population, and to determine common short-term side effects and risks associated with the drug. ”Phase 3” clinical trials are conducted in an even larger group of subjects (several hundred to thousands) to evaluate the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase 1/2” clinical trial. For veterinary products, “Clinical” indicates testing in the target species.

[2]	Pursuant to our collaborative agreements, we are bound by confidentiality obligations to our collaborators that prevent us from publicly disclosing these targets and indications. Additionally, some project targets and indications cannot currently be disclosed because they have not yet been selected by our collaborators.

See the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2004, for a detailed discussion of our independent, collaborative and out-licensed product development programs.

Recent Events

The following events have recently occurred with respect to our technologies and applications:

•	In July 2005, we announced that our licensee Aqua Health Ltd. of Canada, an affiliate of the Swiss-based company Novartis Animal Health, received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, APEX-IHN, a DNA vaccine to protect farm-raised salmon against Infectious Haematopoeitic Necrosis Virus.

•	In May 2005, we announced that AnGes licensed exclusive, worldwide rights to use our patented non-viral gene delivery technology in the development and commercialization of DNA-based products encoding Hepatocyte Growth Factor, or HGF, for cardiovascular applications. Under the license agreement, we received an initial upfront payment of $1.0 million, and further development may lead to milestone and royalty payments. AnGes partnered with Daiichi Pharmaceutical Co., Ltd. for worldwide development and commercialization of DNA-based HGF for peripheral arterial disease and ischemic heart disease.

•	In June 2005, we presented conclusions from our Phase 2 trial with high-dose Allovectin-7® and design of our Phase 3 trial for chemo-naive patients with metastatic melanoma. The data were featured at the annual meeting of the American Society of Clinical Oncology in a poster session led by Jon M. Richards, M.D., Ph.D., Division of Hematology/Oncology at Lutheran General Hospital in Park Ridge, Illinois, a principal investigator in our Allovectin-7® trials.

•	Also in June 2005, we announced that Merck exercised three options under a 2003 amendment to an existing research collaboration and license agreement, granting Merck rights to use our patented non-viral gene delivery technology in cancer vaccine applications. As a result of the option exercise, we received a payment of $3.0 million, and further development may lead to milestone and royalty payments. In addition, we have certain co-promotion rights for therapeutic products resulting from the agreement.

•	Also in June 2005, we announced that the Office of Orphan Products Development of the U.S. Food and Drug Administration, or FDA, has designated our bivalent, or two-plasmid, formulation of our vaccine against CMV as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk hematopoietic cell transplant, or HCT, and solid organ transplant, or SOT, populations. We expect the vaccine to enter Phase 2 human trials in HCT donor-recipients in the second half of 2005.

•	Also in June 2005, we announced the receipt of approximately $12.1 million in production orders for multiple clinical lots of DNA vaccines against HIV for the Dale and Betty Bumpers Vaccine Research Center, or VRC, at the National Institute of Allergy and Infectious Diseases of the NIH, under a subcontract managed by SAIC-Frederick, Inc. Production is scheduled to begin in the second half of 2005, with shipments anticipated in 2005 and 2006 in support of planned Phase 2 studies. We have produced multiple DNA vaccines for the VRC against infectious disease targets including Ebola, severe acute respiratory syndrome, or SARS, and West Nile virus.

•	Also in June 2005, we entered into a Cooperative Research and Development Agreement with the NIH for development of a therapeutic DNA vaccine against HIV using EP.

•	Also in June 2005, Vical’s European Patent EP1026253 directed to the use of in vivo polynucleotide delivery for a variety of applications was opposed by 8 parties.

•	Also in June 2005, Vical’s Japanese patent JP3683798 directed to the use of cationic lipids for in vivo polynucleotide delivery was granted.

•	In July 2005, we announced the initiation of a human Phase 1 study of an investigational method of delivering DNA expressing interleukin-2, or IL-2, a potent immune system stimulant, for patients with recurrent metastatic melanoma. Intravenous delivery of IL-2 protein is approved as a treatment for metastatic melanoma and renal cell carcinoma, but frequently causes severe systemic toxicities. The novel treatment approach being studied in this trial involves direct injection into a tumor lesion of pDNA encoding IL-2 followed by electroporation, the local application of electrical pulses designed to enhance the uptake of the pDNA into tumor cells. The pDNA is designed to cause cells within the tumor to produce high levels of IL-2 protein locally and stimulate the immune system to attack the tumor without the associated systemic toxicities.

•	In August 2005, Merial advised us that initial trials of a pDNA melanoma vaccine for dogs have been completed and the vaccine is expected to receive approval for conditional USDA license use by early 2006.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products. We earn revenue by performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $114.1 million in revenue under these types of agreements.

Revenues by source for each of the three and six months ended June 30, 2005 and 2004, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Source
NIH contracts	$—	$3.8	$1.3	$3.8
CMV grants	0.1	—	1.2	0.3
Other contracts and grants	0.4	—	0.4	—

Total contract and grant revenues	0.5	3.8	2.9	4.1

Sanofi-Aventis licenses	—	1.2	—	1.2
Merck license	3.0	—	3.0	—
AnGes license	1.0	—	1.0	—
Other royalties and licenses	0.3	0.7	0.6	1.4

Total royalty and license revenues	4.3	1.9	4.6	2.6

Total revenues	$4.8	$5.7	$7.5	$6.7

Research, development, manufacturing and production costs by major program, as well as other expenses for research and development and manufacturing, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Program
Allovectin-7®	$1.2	$1.0	$2.3	$3.1
CMV	2.3	2.5	4.5	4.7
Anthrax	0.4	0.5	0.9	2.0
IL-2/EP	0.6	0.8	1.4	1.0
Other research, development, manufacturing and production	3.6	3.9	7.4	6.0

Total research, development, manufacturing and production	$8.1	$8.7	$16.5	$16.8

Since our inception, we estimate that we have spent approximately $230 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV as well as our cancer immunotherapeutics Allovectin-7® and IL-2/EP. From inception, we have spent approximately $59 million on our Allovectin-7® program. In 2004, we completed a Phase 2 trial evaluating high-dose, 2 mg, Allovectin-7® as a standalone product. We have successfully completed a Special Protocol Assessment, or SPA, with the FDA for a Phase 3 trial of high-dose Allovectin-7® that would be needed to support submission of a Biologics License Application, or BLA. This and potential future trials would add to the time and cost of development of Allovectin-7®.

Additionally, we are in the early stages of clinical development of vaccine candidates for CMV and our IL-2/EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $22 million on our CMV program, and approximately $4 million on our IL-2 EP program. We are in the early stages of clinical development of an anthrax vaccine candidate; however, due to the lack of additional government funding, we do not intend to pursue further development of our anthrax vaccine candidate at this time except for the ongoing development supported by a Small Business Innovation Research, or SBIR, grant.

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

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.3 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively. Clinical trial expense was $0.5 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively. No material revisions to our previous clinical trial cost estimates were made in the periods presented.

Accruals for potential disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.4 million at June 30, 2005, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we adjust our estimated accrual, which could also affect our results of operations and cash flow. No material adjustments were made to our previously estimated accruals in the periods presented.

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

We enter into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used primarily for preclinical and clinical research. Under these contracts, revenue and related expenses are recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met. Advance payments received in excess of amounts earned are classified as deferred revenue.

Revenue under research and development contracts, grants, and manufacturing contracts, except for fixed-price contracts, is recognized as the research and development or manufacturing expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met.

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

Revenue from milestones are recognized as agreed-upon events representing the achievement of substantive steps in the development process are achieved, or the agreed-upon passage of time occurs, and where the amount of the milestone payment approximates the value of achieving the milestone, and collection of payment is reasonably assured.

Results of Operations

Three Months Ended June 30, 2005, Compared with Three Months Ended June 30, 2004

Total Revenues. Total revenues decreased $0.9 million, or 16%, to $4.8 million for the three months ended June 30, 2005, from $5.7 million for the three months ended June 30, 2004. Revenues from our contracts and grants were $0.5 million for the three months ended June 30, 2005, compared to $3.8 million for the three months ended June 30, 2004. Contract and grant revenue for the three months ended June 30, 2005, included revenues of $0.5 million related to various NIH grants while the prior year included $3.8 million in manufacturing contract shipments to the VRC under our NIH agreement.

License and royalty revenue was $4.3 million for the three months ended June 30, 2005, as compared with $1.9 million for the three months ended June 30, 2004. The increase in license and royalty revenue was primarily related to license fees received during the three months ended June 30, 2005, from Merck and AnGes which totaled $3.0 million and $1.0 million, respectively. During the three months ended June 30, 2004, we received license fees from Sanofi-Aventis which totaled $1.2 million.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 1.6%, to $4.8 million for the three months ended June 30, 2005, from $4.7 million for the three months ended June 30, 2004. The increase was the result of a $0.4 million increase in royalty payments made to the WARF in connection with the Merck and AnGes license agreements which was partially offset by a decrease in facility costs, scientific supplies, and contract services.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.6 million, or 15.6%, to $3.4 million for the three months ended June 30, 2005, from $4.0 million for the three months ended June 30, 2004. The decrease was the result of a $2.0 million decrease in net costs recognized related to various manufacturing programs for the VRC. That decrease was partially offset by a charge of $0.4 million related to the consolidation of our manufacturing facilities, higher costs for supplies of $0.3 million, and additional costs of $0.4 million related to maintenance and repair costs, utilities and depreciation. The primary focus of manufacturing and production during the three months ended June 30, 2005, was the production of plasmids to be used in the planned Phase 2 clinical trial of our bivalent CMV vaccine. The primary focus of manufacturing and production during the three months ended June 30, 2004, was the validation of our new manufacturing facility and the completion of our commitments under manufacturing contracts.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 24.1%, to $1.9 million for the three months ended June 30, 2005, from $2.5 million for the three months ended June 30, 2004. The decrease was primarily the result of severance costs of $0.5 million recorded in the prior year.

Investment Income. Investment income increased $0.1 million, or 19.4%, to $0.4 million for the three months ended June 30, 2005, from $0.3 million for the three months ended June 30, 2004. This increase was the result of higher rates of return on our investments partially offset by lower average cash and short-term investment balances.

Interest Expense. Interest expense decreased $0.1 million, or 26.6%, to $0.1 million for the three months ended June 30, 2005 from $0.2 million for the three months ended June 30, 2004. The decrease was primarily due to lower interest rates on our equipment financing obligations.

Six Months Ended June 30, 2005, Compared with Six Months Ended June 30, 2004

Total Revenues. Total revenues increased $0.8 million, or 12.6%, to $7.5 million for the six months ended June 30, 2005, from $6.7 million for the six months ended June 30, 2004. Revenues from our contracts and grants were $2.9 million for the six months ended June 30, 2005, compared with $4.1 million for the six months ended June 30, 2004. Revenues from manufacturing contract shipments to the VRC under our NIH agreement totaled $1.1 million and $3.8 million for the six months ended June 30, 2005 and 2004, respectively. Revenues from various NIH grants totaled $1.5 million and $0.3 million for the six months ended June 30, 2005 and 2004, respectively.

License and royalty revenue was $4.6 million for the six months ended June 30, 2005 compared with $2.6 million for the six months ended June 30, 2004. The increase in license and royalty revenue was primarily related to license fees received during the three months ended June 30, 2005 from Merck and AnGes which totaled $3.0 million and $1.0 million, respectively. During the six months ended June 30, 2004, we received license fees from Sanofi-Aventis and Corautus of $1.2 million and $0.5 million, respectively.

Research and Development Expenses. Research and development expenses decreased $1.6 million, or 15.0%, to $9.2 million for the six months ended June 30, 2005, from $10.9 million for the six months ended June 30, 2004. This decrease was primarily a result of the settlement of the WARF litigation recognized during the six months ended June 30, 2004.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.3 million, or 21.5%, to $7.3 million for the six months ended June 30, 2005, from $6.0 million for the six months ended June 30, 2004. The increase was the result of increased expenses of $0.8 million related to additional maintenance and repair costs, utilities and depreciation, increased costs for supplies of $0.5 million, an increase of $0.4 million due to the reduction in costs capitalized for the validation of our manufacturing facility, a charge of $0.4 million taken in the current period related to the consolidation of our manufacturing facilities, and increased personnel costs of $0.2 million, all of which was partially offset by a decrease of $1.1 million in net costs recognized related to various manufacturing programs for the VRC. The primary focus of manufacturing and production during the six months ended June 30, 2005, was the production of plasmids to be used in the planned Phase 2 clinical trial of our bivalent CMV vaccine. The primary focus of manufacturing and production during the six months ended June 30, 2004, was the validation of our new manufacturing facility and the completion of our commitments under manufacturing contracts.

General and Administrative Expenses. General and administrative expenses decreased $0.5 million, or 9.9%, to $4.0 million for the six months ended June 30, 2005, from $4.5 million for the six months ended June 30, 2004. This decrease was primarily the result of severance costs of $0.5 million recorded in the prior year.

Investment Income. Investment income increased $0.2 million, or 23.5%, to $0.8 million for the six months ended June 30, 2005, from $0.6 million for the six months ended June 30, 2004. This increase was the result of higher rates of return on our investments partially offset by lower average cash and short-term investment balances.

Interest Expense. Interest expense decreased $0.1 million, or 19.1%, to $0.3 million for the six months ended June 30, 2005, from $0.4 million for the six months ended June 30, 2004. The decrease was primarily due to lower interest rates on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements. From our inception through June 30, 2005, we have received approximately $114.1 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $220.0 million from the sale of equity securities. As of June 30, 2005, we had working capital of approximately $54.3 million, compared with $67.3 million at December 31, 2004. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $59.1 million at June 30, 2005, compared with $74.0 million at December 31, 2004. The declines in our cash, cash equivalents and marketable securities in the six months ended June 30, 2005, were due primarily to cash used to fund our operations and to pay our long-term debt obligations.

Net cash used in operating activities was $11.9 million and $13.4 million for the six months ended June 30, 2005 and 2004, respectively. The relative decrease in net cash used in operating activities for the six months ended June 30, 2005 compared to the same period in the prior year reflects a decrease in the net loss partially offset by an increase in receivables balances, a decrease in deferred revenue for the comparable periods and higher net payments for accounts payable and accrued expenses.

Cash provided by (used in) investing activities was $8.7 million and $(6.1) million for the six months ended June 30, 2005 and 2004, respectively. The relative increase in cash provided by investing activities for the six months ended June 30, 2005 compared to the same period in the prior year was primarily the result of an increase in net maturities of investments.

Cash (used in) provided by financing activities was $(1.8) million and $17.1 million for the six months ended June 30, 2005 and 2004, respectively. The relative decrease in cash provided by financing activities for the six months ended June 30, 2005 compared to the same period in the prior year was primarily the result of the closing of our registered direct stock offering in March 2004 which provided $17.3 million of cash.

For the twelve months ending December 31, 2005, we have forecast a net loss of between $23 million and $26 million. We expect that our total net cash used in 2005 may differ from our projected net loss principally because of timing of cash receipts on certain contract work.

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which allows us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock, of which approximately $31.4 million was remaining as of June 30, 2005. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2006.

Contractual Obligations

We have entered into an equipment financing arrangement which requires payments through 2009. As of June 30, 2005 we had $3.9 million in available credit which is available for drawdown through October 31, 2005. Financial covenants under the agreement include a requirement that we maintain specified levels of unrestricted cash and marketable securities. In the event of default on this covenant, we would be required to provide an irrevocable letter of credit equal to 100% of the then-outstanding balance of amounts financed.

We may be subject to contractual obligations under licensing and other agreements. Under the Merck, Sanofi Pasteur, Centelion, Merial, Corautus, Aqua Health, and AnGes agreements, we would be required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx and Inovio agreements would require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

As of June 30, 2005, we have employment agreements that contain severance arrangements with each of our three executive officers and three other executives. Under these agreements, we are obligated to pay severance if we terminate an executive officer’s or other executive’s employment without “cause,” or if an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.4 million if each executive officer and other executive was terminated at June 30, 2005.

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

None of our independently developed products has been approved for sale, and we have a limited number of independent product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

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

For example, our independent product candidates currently in clinical evaluation are high-dose Allovectin-7® for the treatment of metastatic melanoma, which has completed Phase 2 clinical testing, our CMV vaccine, for which we currently plan to initiate Phase 2 clinical testing in 2005, our IL-2 EP program, which is currently in Phase 1 clinical testing and our anthrax vaccine, which is currently in Phase 1 clinical testing. We may not be able to identify and reach agreement with a potential partner for the further development and commercialization of Allovectin-7®. Failure to reach agreement with a partner may delay or prevent continued development, significantly increase our development and commercialization expenses, and slow market penetration. We may not, alone or with a potential partner, conduct a Phase 3 trial of Allovectin-7®. Endpoints in such a trial may not be achieved, and if achieved, may not establish sufficient safety and efficacy to support product approval. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2 EP trials, and our IL-2 EP program may not demonstrate sufficient safety and efficacy to support product approval. Our anthrax vaccine may not elicit sufficient antibody responses in humans. The additional outside funding needed to support further clinical development of our anthrax vaccine is unlikely under current federal government biodefense program priorities.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we have entered into an agreement to manufacture bulk DNA vaccines for the VRC. In connection with this agreement, the VRC has provided a 500-liter fermenter and related purification equipment as Government Furnished Equipment, or GFE, in our manufacturing facility. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. If we fail to satisfy our contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the agreement, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreement in whole or in part, and we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or GFE or other government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies.

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

We apply for and have received funding from government agencies under Small Business Technology Transfer, or STTR, and SBIR grants. Eligibility of public companies to receive such grants is based on size and ownership criteria which are under review by the Small Business Administration and our eligibility may change in the future, and there can be no assurance that additional funding from this source will be available.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.7 million, $24.5 million and $27.9 million for 2004, 2003 and 2002, respectively. As of June 30, 2005, we had incurred cumulative net losses totaling approximately $151.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. For the year ending December 31, 2005, we have forecast a net loss of between $23 million and $26 million. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We are the assignee of 44 issued U.S. and foreign patents. We are also co-assignee, together with Sanofi Pasteur and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core DNA delivery technology that is subject to Trials for Invalidation, or TFIs; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations has been opposed; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 65 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Seven of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, or PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2002 to June 30, 2005, our stock price has ranged from $2.12 to $12.48. The following factors, among others, could have a significant impact on the market price of our common stock:

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our non-equity investments at June 30, 2005. At June 30, 2005, our unrealized loss on marketable securities was $0.1 million. We expect lower investment income in the full year 2005 compared with 2004 due to lower investment balances.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us which, individually or in the aggregate, are deemed to be material to our financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Vical Incorporated was held on May 19, 2005. At this meeting, we solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i) To elect two Class I directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are elected. Elected to serve as directors were Robert C. Merton, Ph.D. and Vijay B. Samant. For each elected director the results of voting were: Robert C. Merton, Ph.D. 18,556,814 for and 3,532,659 withheld; and Vijay B. Samant 18,406,948 for and 3,682,525 withheld. Both of the nominees were re-elected to serve as directors. Our Class II directors, R. Gordon Douglas, M.D. and M. Blake Ingle, Ph. D., continue in office until the 2006 Annual Meeting of Stockholders. Our Class III directors, Robert H. Campbell and Gary A. Lyons, continue in office until the 2007 Annual Meeting of Stockholders.

(ii) To ratify the selection by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2005. The selection of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2005, was ratified with the following votes: 21,968,587 for, 101,137 against, and 19,749 abstained.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

10.41(2)	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	The Company has requested confidential treatment for certain portions of this agreement which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 5, 2005	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)