Form 10-Q
period 2005-09-30
VICAL INC
filed 2005-11-09
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at October 31, 2005: 28,240,264

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$17,260	$17,666
Restricted cash equivalents	—	2,703
Marketable securities, available-for-sale	32,567	53,627
Restricted marketable securities	2,438	—
Receivables and other	4,530	3,412

Total current assets	56,795	77,408
Property and equipment, net	15,726	16,277
Intangible assets, net	5,564	5,775
Other assets	1,698	1,766

Total assets	$79,783	$101,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,714	$4,970
Current portion of equipment financing obligations	4,518	4,607
Deferred revenue	—	531

Total current liabilities	9,232	10,108
Long-term liabilities:
Equipment financing obligations, net of current portion	3,887	5,822
Deferred rent	1,948	1,814
Other liabilities	—	573

Total long-term liabilities	5,835	8,209
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 40,000 shares authorized, 23,533 and 23,502 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	235	235
Additional paid-in capital	221,750	221,341
Accumulated deficit	(157,208)	(138,517)
Accumulated other comprehensive loss	(61)	(150)

Total stockholders’ equity	64,716	82,909

Total liabilities and stockholders’ equity	$79,783	$101,226

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenues:
Contract and grant revenue	$2,502	$2,415	$5,442	$6,517
License and royalty revenue	205	476	4,756	3,025

Total revenues	2,707	2,891	10,198	9,542
Operating expenses:
Research and development	4,252	4,200	13,481	15,052
Manufacturing and production	2,976	2,591	10,241	8,569
General and administrative	1,887	1,835	5,925	6,316

Total operating expenses	9,115	8,626	29,647	29,937

Loss from operations	(6,408)	(5,735)	(19,449)	(20,395)
Other income (expense):
Investment income	406	1,032	1,172	1,652
Interest expense	(129)	(172)	(414)	(523)

Net loss	$(6,131)	$(4,875)	$(18,691)	$(19,266)

Basic and diluted net loss per share	$(0.26)	$(0.21)	$(0.79)	$(0.86)

Weighted average shares used in computing basic and diluted net loss per share	23,524	23,479	23,517	22,427

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,691)	$(19,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,730	2,733
Write-off of abandoned patents	158	115
Compensation expense related to stock options and awards	317	352
Changes in operating assets and liabilities:
Receivables and other	(1,147)	1,814
Other assets	670	161
Accounts payable and accrued expenses	(780)	(558)
Deferred revenue	(531)	(2,337)
Deferred rent	85	405

Net cash used in operating activities	(17,189)	(16,581)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	54,745	57,827
Purchases of marketable securities – including restricted	(36,034)	(38,976)
Maturities of restricted cash equivalents	2,703	2,223
Purchases of restricted cash equivalents	—	(4,810)
Purchases of property and equipment	(1,645)	(3,501)
Sale of property and equipment	—	2,366
Patent expenditures	(479)	(588)

Net cash provided by investing activities	19,290	14,541

Cash flows from financing activities:
Proceeds from issuance of common stock	91	17,278
Payments on notes payable	—	(279)
Principal payments under equipment financing obligations	(3,615)	(3,230)
Proceeds from equipment financing arrangements	1,017	—

Net cash (used in) provided by financing activities	(2,507)	13,769

Net (decrease) increase in cash and cash equivalents	(406)	11,729
Cash and cash equivalents at beginning of period	17,666	16,574

Cash and cash equivalents at end of period	$17,260	$28,303

Supplemental information:
Property and equipment acquired under capital lease financing	$—	$2,366

Interest paid	$408	$561

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

(Unaudited)

1.	GENERAL

Vical Incorporated, or the Company, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at September 30, 2005, and for the three and nine months ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the U.S. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2004, included in its Form 10-K filed with the Securities and Exchange Commission, or SEC.

Issuance of Common Stock

In March 2004, the Company raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of its common stock at $5.50 per share in a registered direct offering to a select group of institutional investors.

In October 2005, the Company raised approximately $21.0 million in net proceeds from the sale of approximately 4.7 million shares of its common stock at $4.80 per share in a registered direct offering to a select group of institutional investors. See note 7.

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

Restricted Cash Equivalents and Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At September 30, 2005, and December 31, 2004, restricted marketable securities of $2.4 million and restricted cash equivalents of $2.7 million, respectively, were pledged as collateral for a letter of credit.

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

The Company enters into fixed-price manufacturing contracts under which the primary deliverables are investigational vaccines to be used primarily for preclinical and clinical research. Under these contracts, revenue and related expenses are recognized when the product is shipped, provided all of the other revenue recognition criteria referred to above are met. Any advance payments received in excess of amounts earned are classified as deferred revenue.

Revenue under research and development agreements, grants, and manufacturing contracts, except for fixed-price contracts, are recognized as the research and development or manufacturing expenses for services performed are incurred, provided that all of the revenue recognition criteria noted above have been met.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million for the three months ended September 30, 2005 and 2004 were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.2 million and 0.4 million for the nine months ended September 30, 2005 and 2004, respectively, were excluded from the calculation because of their antidilutive effect.

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

Pro forma information regarding net loss and loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes-Merton option valuation model. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The Company’s pro forma information is as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,131)	$(4,875)	$(18,691)	$(19,266)
Add stock-based compensation expense included in reported net loss	116	58	317	352
Less stock-based compensation expense determined under fair value based method	(664)	(692)	(1,914)	(2,501)

Pro forma net loss	$(6,679)	$(5,509)	$(20,288)	$(21,415)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.21)	$(0.79)	$(0.86)

Basic and diluted pro forma net loss per share	$(0.28)	$(0.23)	$(0.86)	$(0.95)

Weighted average fair value of stock options	$3.37	$3.98	$3.31	$2.36
Assumptions:
Assumed risk-free interest rate	3.85%	3.15%	3.95%	3.04%
Assumed volatility	72%	79%	78%	81%
Expected option life	4 years	4 years	4 years	4 years
Dividend yields	—	—	—	—

Facility Consolidation

The Company completed the planned consolidation of its manufacturing operations into its primary facility during the three months ended June 30, 2005. As a result of this consolidation, the Company recorded charges of $0.4 million which were included in manufacturing and production expense during the nine months ended September 30, 2005. The charges were primarily comprised of expenses associated with the remaining rent due under the lease for the vacated facility, which expires in November 2005. The remaining estimated accrued liability for the facility consolidation was $0.1 million as of September 30, 2005.

Reclassifications

The accompanying Statement of Cash Flows for the nine months ended September 30, 2005, presents the cash flows related to purchases and maturities of restricted cash equivalents as investing activities. Such changes were previously presented as financing activities. Accordingly, the accompanying Statement of Cash Flows for the nine months ended September 30, 2004, has been reclassified to present these changes in restricted cash equivalents consistent with the 2005 presentation, resulting in a $2.6 million decrease in investing cash flows and a corresponding increase to financing cash flows from the amounts previously reported.

The accompanying Statement of Cash Flows for the nine months ended September 30, 2004, has also been reclassified to present transactions related to the sale-lease-back of certain property and equipment on a gross basis. The Statement reflects cash flows related to both the original purchase of the equipment by the Company and the subsequent sale of the equipment to the lease financing company. Previously, the Company presented such cash flows on a net basis. There was no impact to the total investing cash flows as a result of this reclassification.

The Company has also reclassified $0.4 million of purchases of property and equipment in the 2004 Statement of Cash Flows, from an operating activity to an investing activity, to conform to the current year’s presentation.

In addition, the Company has segregated its research and development costs between research and development costs and manufacturing and production costs in its 2004 Statement of Operations to conform to the current year presentation.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC announced that the effective date of SFAS No. 123(R) will be postponed until January 1, 2006, for calendar year companies. The Company will adopt SFAS No. 123(R) on January 1, 2006. The Company has not determined the impact of adopting SFAS No. 123(R) on its statement of operations and net loss per share. Further, the Company does not yet know the impact that any future share-based payment transactions will have on its financial statements.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive losses represents net unrealized losses on marketable securities. For the three months ended September 30, 2005 and 2004, other comprehensive income (loss) was $0.1 million and ($0.7) million, respectively, and total comprehensive loss was $6.1 million and $5.5 million, respectively. For the nine months ended September 30, 2005 and 2004, other comprehensive income (loss) was $0.1 million and ($0.7) million, respectively, and total comprehensive loss was $18.6 million and $20.0 million, respectively.

4.	RECENT CONTRACT, GRANT AND LICENSE ACTIVITIES

NIH Avian Influenza Grant

In September 2005, the Company received a two-year, $2.9 million challenge grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH, an agency of the U.S. Department of Health and Human Services. Funding under the grant will be released in stages contingent upon the achievement of development milestones, and would support the development of a DNA vaccine against naturally emerging or weaponized strains of avian influenza.

Merck License Agreement

In September 2005, the Company amended its license agreement with Merck and Co., Inc., or Merck, granting renewable options for rights to use the Company’s patented non-viral gene delivery technology for additional cancer targets. In exchange, the Company has obtained non-exclusive, sublicenseable rights to use the technology for vaccines against HIV, giving both companies freedom to operate in the field. Merck also has a fixed-term option to exclusively sublicense from the Company electroporation-enhanced delivery technology for use with HIV vaccines, on terms to be negotiated.

DARPA Grant

In September 2005, Vical was awarded funding for a one-year, $0.5 million project for the Defense Advanced Research Projects Agency, or DARPA, of the U.S. Department of Defense. The award will fund feasibility studies of a new approach for rapidly manufacturing large quantities of DNA vaccines.

5.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
Employee compensation	$1,781	$1,985
Accrued royalty	500	500
Accounts payable	368	560
Other accrued liabilities	2,065	1,925

	$4,714	$4,970

6.	COMMITMENTS AND CONTINGENCIES

If the Company fails to satisfy its contractual obligations to deliver the vaccines ordered by the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the NIH, in the manner required by the Company’s manufacturing agreements with the VRC, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreements in whole or in part, and the Company may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, and/or Government Furnished Equipment, or GFE, and/or other government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected. Government agencies may fail to perform their responsibilities under these agreements and they may terminate the agreements.

In 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against the Company in the U.S. District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991. The Company counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement. In May 2004, the Company settled this matter for $1.5 million, of which $1.0 million had been paid as of September 30, 2005, with the remaining payment due in 2006. Pursuant to the settlement and an amendment to the license agreement with the WARF, the lawsuit was dismissed.

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to Vical in 1998, and was subsequently opposed by seven companies under European patent procedures. This ‘529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ‘253 patent cover substantially the same scope as those claims in the ‘529 patent which were under appeal. For this reason, the Company withdrew from the ‘529 appeal upon grant of the ‘253 patent in September 2004. In June 2005, the ‘253 patent was opposed by 8 parties. However, the Company may also use additional issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

The Company’s core DNA delivery technology is also covered by a Canadian patent application that was allowed and then withdrawn after protests against its issuance were filed on behalf of an undisclosed party or parties in August and December 2001. The Company has responded to the protests and two patents covering the core technology have been issued.

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

A European patent issued to the Company in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies opposed this patent. The Company responded to the oppositions in a timely manner, and will continue to vigorously defend our position in recently scheduled oral hearings.

The Company has licensed from the University of Michigan rights to various U.S. and international patents related to injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7®. Included in this license is a European patent granted in March 2002, and opposed in December 2002. The Company filed a rebuttal response to the opposition in a timely manner. The Company has successfully negotiated with the University of Michigan the return of certain non-U.S. rights under the agreement.

We prosecute our intellectual property estate vigorously to obtain the broadest valid scope for our patents. Due to uncertainty of the ultimate outcome of these matters, the impact on future results is not subject to reasonable estimates.

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

7.	SUBSEQUENT EVENTS

In October 2005, the Company raised approximately $21.0 million in net proceeds from the sale of approximately 4.7 million shares of its common stock at $4.80 per share in a registered direct offering to a select group of institutional investors. All of the common stock was offered by the Company pursuant to the shelf registration statement declared effective in December 2003. The shelf registration allows the Company to issue from time to time up to approximately $8.8 million of additional common or preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, and our other filings with the Securities and Exchange Commission, and those identified in the section of Item 2 entitled “Risk Factors” beginning on page 18 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cancer, and cardiovascular diseases. Our current independent development focus is on our novel plasmid DNA, or pDNA, vaccine for cytomegalovirus, or CMV and our cancer immunotherapeutic, IL-2/Electroporation, or EP, as well as our cancer immunotherapeutic, Allovectin-7®, for which we are currently seeking a development partner. The table below summarizes our independent, collaborative and out-licensed product development programs.

Product Area	Project Target and Indication(s)	Development Status[1]	Development Rights

Cancer

Immunotherapeutic	IL-2/EP for solid tumors	Phase 1	Vical

”	High-dose Allovectin-7® for metastatic melanoma	Phase 2	Vical

Tumor-associated antigen therapeutic vaccines	HER-2 and CEA, unspecified cancer[2]	Phase 1	Merck

”	Unspecified cancer[2]	Research	Merck

Infectious Disease

Infectious disease vaccine	Cytomegalovirus	Phase 1	Vical

”	Bacillus anthracis (anthrax)	Phase 1	Vical

”	Ebola virus	Phase 1	Vical/NIH

”	West Nile virus	Phase 1	Vical/NIH

”	SARS coronavirus	Phase 1	NIH

”	HIV	Phase 2	NIH

”	HIV	Phase 1	Merck

”	Avian flu	Research	Vical

”	HIV EP	Research	Vical/NIH

”	Hepatitis B virus	Research	Merck

”	Hepatitis C virus	Research	Merck

Cardiovascular

Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma

”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma

”	VEGF-2, coronary artery disease	Phase 2	Corautus

”	FGF-1, peripheral arterial disease	Phase 2	Centelion

Veterinary

Preventive infectious disease vaccine(s)	Infectious Haematopoietic Necrosis Virus	Approved in Canada	Aqua Health

”	Various undisclosed[2]	Research-Clinical	Merial

Protective cancer vaccine	Melanoma in dogs	Conditional U.S. license expected in 2006	Merial

[1]	“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is in preparation for human clinical trials. “Phase 1” clinical trials include the first use of an investigational new drug in humans and are conducted in a small group of patients or normal volunteer subjects (20-80) to evaluate the safety, determine a safe dosage range, and identify side effects, and, if possible, gain early evidence on effectiveness. ”Phase 2” clinical trials are typically well controlled and conducted in a larger group of subjects (no more than several hundred) to evaluate effectiveness of an investigational drug for a defined patient population, and to determine common short-term side effects and risks associated with the drug. ”Phase 3” clinical trials are conducted in an even larger group of subjects (several hundred to thousands) to evaluate the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling. At times, a single trial may incorporate elements from different phases of development. An example might be a trial designed to determine both safety and initial efficacy. Such a trial may be referred to as a “Phase 1/2” clinical trial. For veterinary products, “Clinical” indicates testing in the target species.

[2]	Pursuant to our collaborative agreements, we are bound by confidentiality obligations to our collaborators that prevent us from publicly disclosing these targets and indications. Additionally, some project targets and indications cannot currently be disclosed because they have not yet been selected by our collaborators.

See the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2004, for a detailed discussion of our independent, collaborative and out-licensed product development programs.

Recent Events

The following events have recently occurred with respect to our technologies and applications:

•	In October 2005, we raised approximately $21.0 million in net proceeds from the sale of approximately 4.7 million shares of our common stock at $4.80 per share in a registered direct offering to a select group of institutional investors. All of the common stock was offered pursuant to the shelf registration statement declared effective in December 2003. The shelf registration allows us to issue from time to time up to approximately $8.8 million of additional common or preferred stock.

•	In October 2005, we announced the initiation of a NIH-sponsored Phase 2 clinical trial of a “prime-boost” vaccine approach against HIV. The trial involves priming an immune response with multiple doses of a plasmid DNA vaccine, based on our proprietary DNA delivery technology, and boosting the response with a single dose of adenoviral vector vaccine given at a later date.

•	In September 2005, we received a two-year, $2.9 million challenge grant from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH, an agency of the U.S. Department of Health and Human Services. Funding under the grant will be released in stages contingent upon the achievement of development milestones, and would support the development of a DNA vaccine against naturally emerging or weaponized strains of avian influenza. In the initial activities covered by the grant, we will be collaborating with St. Jude Children’s Research Hospital, a world-renowned center of expertise in influenza research, including avian influenza.

•	In September 2005, we amended our license agreement with Merck to grant renewable options for rights to use our patented non-viral gene delivery technology for additional cancer targets. In exchange, we have obtained non-exclusive, sublicenseable rights to use the technology for vaccines against HIV. Merck also has a fixed-term option to exclusively sublicense from us electroporation-enhanced delivery technology for use with HIV vaccines, on terms to be negotiated.

•	In September 2005, we announced plans to develop and evaluate electroporation-enhanced delivery of therapeutic and preventive DNA vaccines against HIV under a Cooperative Research and Development Agreement, or CRADA, with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the NIH. We have the option to secure exclusive commercialization rights to technology developed under the CRADA.

•	In September 2005, we were awarded funding for a one-year, $0.5 million project for the Defense Advanced Research Projects Agency, or DARPA, of the U.S. Department of Defense. The award will fund feasibility studies of a new approach for rapidly manufacturing large quantities of DNA vaccines.

•	In September 2005, options we previously granted to Sanofi Pasteur for rights to use our core DNA delivery technology for specific oncology applications expired.

•	In August 2005, Merial advised us that initial trials of a pDNA melanoma vaccine for dogs had been completed and that Merial expected the vaccine to receive approval from the United States Department of Agriculture, or USDA, for conditional license use by early 2006.

•	In July 2005, we announced the initiation of a human Phase 1 study of an investigational method of delivering DNA expressing interleukin-2, or IL-2, a potent immune system stimulant, for patients with recurrent metastatic melanoma. Intravenous delivery of IL-2 protein is approved as a treatment for metastatic melanoma and renal cell carcinoma, but frequently causes severe systemic toxicities. The novel treatment approach being studied in this trial involves direct injection into a tumor lesion of pDNA encoding IL-2 followed by electroporation, the local application of electrical pulses designed to enhance the uptake of the pDNA into tumor cells. The pDNA is designed to cause cells within the tumor to produce high levels of IL-2 protein locally and stimulate the immune system to attack the tumor without the associated systemic toxicities.

•	In July 2005, we announced that our licensee Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, APEX-IHN, a DNA vaccine to protect farm-raised salmon against Infectious Haematopoietic Necrosis Virus.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products. We earn revenue by performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $116.8 million in revenue under these types of agreements.

Revenues by source were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Source	2005	2004	2005	2004
NIH contracts	$0.1	$0.2	$1.1	$3.9
U.S. Navy contracts	0.9	—	0.9	—
CMV grants	0.1	0.2	1.3	0.5
Anthrax grant	1.2	1.9	1.2	1.9
Other contracts and grants	0.2	0.1	0.9	0.2

Total contract and grant revenues	2.5	2.4	5.4	6.5

Sanofi-Aventis licenses	—	—	—	1.2
Merck license	—	—	3.0	—
AnGes license	—	—	1.0	—
Invitrogen royalties	0.2	0.2	0.8	0.7
Other royalties and licenses	—	0.3	—	1.1

Total royalty and license revenues	0.2	0.5	4.8	3.0

Total revenues	$2.7	$2.9	$10.2	$9.5

Research, development, manufacturing and production costs by major program, as well as other expenses were as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
Program	2005	2004	2005	2004
Allovectin-7®	$1.5	$0.8	$3.9	$3.9
CMV	1.9	2.1	6.4	6.7
Anthrax	0.3	0.3	1.3	2.3
IL-2/EP	0.5	0.7	1.9	1.8
Other research, development, manufacturing and production	3.0	2.9	10.2	8.9

Total research, development, manufacturing and production	$7.2	$6.8	$23.7	$23.6

Since our inception, we estimate that we have spent approximately $237 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV as well as our cancer immunotherapeutics IL-2/EP and Allovectin-7®. We are in the early stages of clinical development of vaccine candidates for CMV and our IL-2/EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $24 million on our CMV program, and approximately $4 million on our IL-2 EP program.

From inception, we have spent approximately $60 million on our Allovectin-7® program. In 2004, we completed a Phase 2 trial evaluating high-dose, 2 mg, Allovectin-7® as a standalone product. We have successfully completed a Special Protocol Assessment, or SPA, with the U.S. Food and Drug Administration, or FDA, for a Phase 3 trial of high-dose Allovectin-7® that would be needed to support submission of a Biologics License Application, or BLA. This and potential future trials would add to the time and cost of development of Allovectin-7®. We are currently in discussions with potential partners for the further development and commercialization of Allovectin-7®, and do not expect to conduct the Phase 3 trial independently.

We are in the early stages of clinical development of an anthrax vaccine candidate; however, due to the lack of additional government funding, we do not intend to pursue further development of our anthrax vaccine candidate at this time except for the ongoing development supported by a Small Business Innovation Research, or SBIR. As of September 30, 2005, $0.8 million in funding remained under the SBIR grant.

We are currently performing research testing of vaccine candidates for human and avian flu under separate grants. We have several other product candidates in the research stage. It can take many years from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

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

Clinical trial expenses. We account for our clinical trial costs by estimating the total cost to treat a patient in each clinical trial and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the trial site and other external expenses related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments for each patient. Treatment periods vary depending on the clinical trial. We make revisions to the clinical trial cost estimates as clinical trials progress. Clinical trial expense was $0.2 million for the three months ended September 30, 2005 and 2004. Clinical trial expense was $0.7 million and $0.5 million for the nine months ended September 30, 2005 and 2004, respectively. No material revisions to our previous clinical trial cost estimates were made in the periods presented.

Accruals for estimated disallowed costs on contracts. We have contracts with agencies of the U.S. government under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies, such as the NIH. We have established accruals of approximately $0.2 million at September 30, 2005, to provide for estimated disallowed costs. In the event that the final costs allowed are different from what we have estimated, we adjust our estimated accrual, which could also affect our results of operations and cash flow. During the three months ended September 30, 2005, we recognized a net decrease in the accrual of $0.2 million.

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

Results of Operations

Three Months Ended September 30, 2005, Compared with Three Months Ended September 30, 2004

Total Revenues. Total revenues decreased $0.2 million, or 6.4%, to $2.7 million for the three months ended September 30, 2005, from $2.9 million for the three months ended September 30, 2004.

Revenues from our contracts and grants were $2.5 million for the three months ended September 30, 2005, compared with $2.4 million for the three months ended September 30, 2004. Contract and grant revenue for the three months ended September 30, 2005, included revenues of $1.2 million from our SBIR anthrax grant and $0.9 million related to a contract with the U.S. Navy. Contract and grant revenue for the three months ended September 30, 2004, included revenues of $1.9 million from our SBIR anthrax grant and no revenues related to contracts with the U.S. Navy.

License and royalty revenue was $0.2 million for the three months ended September 30, 2005, compared with $0.5 million for the three months ended September 30, 2004. The decrease in license and royalty revenue was primarily related to a $0.3 million decrease in license fees from Corautus.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 1.2%, to $4.3 million for the three months ended September 30, 2005, from $4.2 million for the three months ended September 30, 2004. The increase was primarily the result of a $0.2 million increase in payments made for contract services which was partially offset by a decrease in facility-related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.4 million, or 14.9%, to $3.0 million for the three months ended September 30, 2005, from $2.6 million for the three months ended September 30, 2004. The increase was the result of $0.2 million of higher costs for supplies combined with a reduction of $0.3 million in capitalized facility validation costs. This increase was partially offset by an increase in capitalized deferred costs related to various manufacturing programs for the VRC. The primary focus of manufacturing and production during the three months ended September 30, 2005, was the production of plasmids for programs under clinical development and the fulfillment of commitments under manufacturing contracts.

General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 2.8%, to $1.9 million for the three months ended September 30, 2005, from $1.8 million for the three months ended September 30, 2004. The increase was primarily the result of $0.2 million of higher employee and consulting costs offset by $0.1 million of lower facility related costs.

Investment Income. Investment income decreased $0.6 million, or 60.7%, to $0.4 million for the three months ended September 30, 2005, from $1.0 million for the three months ended September 30, 2004. This decrease was the result of a $0.7 million gain recognized on the sale of our Corautus stock during the three months ended September 30, 2004. This decrease was partially offset by higher rates of return on our investments during the three months ended September 30, 2005, partially offset by lower average cash and short-term investment balances.

Interest Expense. Interest expense decreased $0.1 million, or 25.0%, to $0.1 million for the three months ended September 30, 2005, from $0.2 million for the three months ended September 30, 2004. The decrease was the result of lower interest rates and lower principal amounts outstanding on our equipment financing obligations.

Nine Months Ended September 30, 2005, Compared with Nine Months Ended September 30, 2004

Total Revenues. Total revenues increased $0.7 million, or 6.9%, to $10.2 million for the nine months ended September 30, 2005, from $9.5 million for the nine months ended September 30, 2004.

Revenues from our contracts and grants were $5.4 million for the nine months ended September 30, 2005, compared with $6.5 million for the nine months ended September 30, 2004. Revenues from manufacturing contract shipments to the VRC under our NIH agreement totaled $1.1 million and $3.9 million for the nine months ended September 30, 2005 and 2004, respectively. Revenues from various NIH grants totaled $3.3 million and $2.6 million for the nine months ended September 30, 2005 and 2004, respectively. Revenue from our contract with the U.S. Navy was $0.9 million and zero for the nine months ended September 30, 2005 and 2004, respectively.

License and royalty revenue was $4.8 million for the nine months ended September 30, 2005, compared with $3.0 million for the nine months ended September 30, 2004. The increase in license and royalty revenue was primarily related to license fees received during the nine months ended September 30, 2005, from Merck and AnGes which totaled $3.0 million and $1.0 million, respectively. During the nine months ended September 30, 2004, we received license fees from Sanofi-Aventis and Corautus of $1.2 million and $0.8 million, respectively.

Research and Development Expenses. Research and development expenses decreased $1.6 million, or 10.4%, to $13.5 million for the nine months ended September 30, 2005, from $15.1 million for the nine months ended September 30, 2004. This decrease was primarily the result of the settlement of the WARF litigation recognized during the nine months ended September 30, 2004.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.7 million, or 19.5%, to $10.2 million for the nine months ended September 30, 2005, from $8.6 million for the nine months ended September 30, 2004. The increase was primarily the result of $0.5 million of increased expenses related to additional maintenance and repair costs, utilities and depreciation, $0.7 million of increased costs for supplies, an increase of $0.3 million related to scientific equipment repairs and calibration, an increase of $0.7 million due to the reduction in costs capitalized for the validation of our manufacturing facility, a charge of $0.4 million related to the consolidation of our manufacturing facilities, and $0.2 million of increased personnel costs of, all of which was partially offset by a $1.3 million decrease in net costs recognized related to various manufacturing programs for the VRC. The primary focus of manufacturing and production during the nine months ended September 30, 2005, was the production of plasmids for programs under clinical development and the fulfillment of commitments under manufacturing contracts. The primary focus of manufacturing and production during the nine months ended September 30, 2004, was the validation of our new manufacturing facility and the completion of our commitments under manufacturing contracts.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 6.2%, to $5.9 million for the nine months ended September 30, 2005, from $6.3 million for the nine months ended September 30, 2004. This decrease was primarily the result of severance costs of $0.5 million recorded in the prior year offset by $0.1 million of higher capitalized project costs.

Investment Income. Investment income decreased $0.5 million, or 29.1%, to $1.2 million for the nine months ended September 30, 2005, from $1.7 million for the nine months ended September 30, 2004. This decrease was the result of a $0.7 million gain recognized on the sale of our Corautus stock during the nine months ended September 30, 2004. This decrease was partially offset by higher rates of return on our investments during the nine months ended September 30, 2005.

Interest Expense. Interest expense decreased $0.1 million, or 20.8%, to $0.4 million for the nine months ended September 30, 2005, from $0.5 million for the nine months ended September 30, 2004. The decrease was the result of lower interest rates and lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements. From our inception through September 30, 2005, we have received approximately $116.8 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $220.0 million from the sale of equity securities. As of September 30, 2005, we had working capital of approximately $47.6 million, compared with $67.3 million at December 31, 2004. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $52.3 million at September 30, 2005, compared with $74.0 million at December 31, 2004. The declines in our cash, cash equivalents and marketable securities in the nine months ended September 30, 2005, were due primarily to cash used to fund our operations and to pay our long-term debt obligations.

Net cash used in operating activities was $17.2 million and $16.6 million for the nine months ended September 30, 2005 and 2004, respectively. The relative increase in net cash used in operating activities for the nine months ended September 30, 2005, compared with the same period in the prior year was primarily the result of timing of collections of accounts receivable which was partially offset by a decrease in deferred revenue and the net loss for the comparable periods.

Net cash provided by investing activities was $19.3 million and $14.5 million for the nine months ended September 30, 2005 and 2004, respectively. The relative increase in cash provided by investing activities for the nine months ended September 30, 2005, compared with the same period in the prior year was primarily the result of an increase in net maturities of investments and a decrease in purchases of property and equipment.

Net cash (used in) provided by financing activities was $(2.5) million and $13.8 million for the nine months ended September 30, 2005 and 2004, respectively. The relative decrease in cash provided by financing activities for the nine months ended September 30, 2005, compared with the same period in the prior year was primarily the result of the closing of our registered direct stock offering in March 2004 which provided $17.3 million of cash.

We expect that our total net cash used in 2005 may differ from our projected net loss principally because of timing of cash receipts on certain contract work.

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which allows us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock, of which approximately $8.8 million was remaining as of October 31, 2005. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2007.

Contractual Obligations

We have entered into an equipment financing arrangement which requires payments through 2009. As of September 30, 2005, we had $3.6 million in available credit which expired on October 31, 2005. Financial covenants under the agreement include a requirement that we maintain specified levels of unrestricted cash and marketable securities. In the event of default on this covenant, we would be required to provide an irrevocable letter of credit equal to 100% of the then-outstanding balance of amounts financed.

We may be subject to contractual obligations under licensing and other agreements. Under the Merck, Centelion, Merial, Corautus, Aqua Health, and AnGes agreements, we would be required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF and certain amounts to the University of Michigan. The CytRx and Inovio agreements would require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

As of September 30, 2005, we have employment agreements that contain severance arrangements with each of our three executive officers and three other executives. Under these agreements, we are obligated to pay severance if we terminate an executive officer’s or other executive’s employment without “cause,” or if an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of our Chief Executive Officer, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.4 million if each executive officer and other executive was terminated at September 30, 2005.

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

For example, our independent product candidates currently in clinical evaluation include our CMV vaccine, for which we currently plan to initiate Phase 2 clinical testing in late 2005 or early 2006, our IL-2 EP program, which is currently in Phase 1 clinical testing and our anthrax vaccine, which is currently in Phase 1 clinical testing. We may not conduct additional CMV vaccine trials; leading transplant centers may not participate in our trials; and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2 EP trials, and our IL-2 EP program may not demonstrate sufficient safety and efficacy to support product approval. Our anthrax vaccine may not elicit sufficient antibody responses in humans, and the additional outside funding needed to support further clinical development of our anthrax vaccine is unlikely under current federal government biodefense program priorities.

Additionally, we are in various stages of development with several other product candidates. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

We may not be able to identify and reach agreement with a potential partner for the further development and commercialization of Allovectin-7®.

We are currently seeking a partner to pursue further development of Allovectin-7® and do not expect to conduct a Phase 3 trial of Allovectin-7® until such time, if any, as we identify and reach agreement with a partner. We may not be able to reach agreement with a potential partner on acceptable terms, if at all. Failure to reach agreement with a partner in a timely manner may prevent or delay continued development and potential commercialization of Allovectin-7®. If a Phase 3 trial is conducted, the endpoints in such a trial may not be achieved, and if achieved, may not establish sufficient safety and efficacy to support product approval. Even if approved, Allovectin-7® may not be commercially successful.

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

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.7 million, $24.5 million and $27.9 million for 2004, 2003 and 2002, respectively. As of September 30, 2005, we had incurred cumulative net losses totaling approximately $157.2 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. For example, we currently have on file an effective shelf registration statement with the SEC which allows us to issue from time to time an aggregate of up to $50 million of common or preferred stock, less amounts raised to date. Including the offering that closed in October 2005, to date we have raised approximately $41.2 million in gross proceeds pursuant to this registration statement from the sale of approximately 8.1 million shares of our common stock. However, we may not be able to raise additional funds on favorable terms, or at all. In 2004, we entered into an agreement with a leasing company to provide up to $8.5 million of lease financing which expired on October 31, 2005. The agreement requires a non-interest-bearing cash security deposit in the amount of 60% of the amount of each drawdown. This financing involves restrictive financial covenants, including a requirement that we maintain unrestricted cash and marketable securities of at least $25 million or obtain a letter of credit from another lender in the amount of outstanding borrowings.

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

We anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least 2007.

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

We have limited experience in filing BLAs or New Drug Applications, or NDAs, with the FDA. Because a BLA or NDA must be filed with and approved by the FDA before a biologic product or new drug product, respectively, may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our products, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

We are also prosecuting 58 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Four of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, or PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

For example: in Europe, four patents granted to us have been opposed and one was revoked as a consequence of opposition; in Japan, one patent granted to us was opposed and subsequently subjected to TFIs; and in Canada, a protest was lodged against a patent application filed by us. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

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

Certain portions of the Health Insurance Portability and Accountability Act of 1996, or HIPAA, have become effective and may complicate the process by which clinical trials may be initiated. We believe we have taken the necessary action to ensure compliance with HIPAA; however, the specific nature and degree of impact are not yet fully known.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2002 to September 30, 2005, our stock price has ranged from $2.12 to $12.48. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In December 2003, a shelf registration statement that we filed with the SEC was declared effective, which will allow us to issue from time to time an aggregate of up to $50 million of common stock or preferred stock. Including the offering completed in October of 2005, to date we have issued approximately $41.2 million of common stock pursuant to this registration statement, which yielded approximately $38.3 million in net proceeds. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our non-equity investments at September 30, 2005. At September 30, 2005, our unrealized loss on marketable securities was $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

4.1(1)	Specimen Common Stock Certificate.

10.42(2)	Vical Incorporated Non-Employee Director Compensation Policy.

10.43(3)	Separation Agreement dated April 13, 2004, by and between Vical Incorporated and Martha J. Demski.

10.44(3)	Separation Agreement dated June 29, 2004, by and between Vical Incorporated and Alan E. Dow.

10.45(3)	Employment offer letter effective October 11, 2004, by and between Vical Incorporated and Jill M. Church.

10.46(3)*	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on September 23, 2005.

(3)	Incorporated by reference to Exhibits 10.1 - 10.4 filed with the Company’s Current Report on Form 8-K filed on October 12, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 8, 2005	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)