Form 10-Q
period 2006-06-30
VICAL INC
filed 2006-08-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Total shares of common stock outstanding at July 31, 2006: 29,492,126

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$8,431	$5,710
Marketable securities, available-for-sale	48,815	58,337
Restricted marketable securities	2,439	2,439
Receivables and other	11,046	5,778

Total current assets	70,731	72,264
Property and equipment, net	14,229	15,170
Intangible assets, net	5,188	5,481
Other assets	1,090	1,615

Total assets	$91,238	$94,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,325	$4,687
Current portion of equipment financing obligations	3,081	4,093

Total current liabilities	6,406	8,780
Long-term liabilities:
Equipment financing obligations, net of current portion	1,930	3,426
Deferred rent	2,153	2,018

Total long-term liabilities	4,083	5,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 29,491 and 28,261 shares issued and outstanding at June 30, 2006, and December 31, 2005, respectively	295	283
Additional paid-in capital	251,191	242,991
Accumulated deficit	(170,591)	(162,874)
Accumulated other comprehensive loss	(146)	(94)

Total stockholders’ equity	80,749	80,306

Total liabilities and stockholders’ equity	$91,238	$94,530

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Contract and grant revenue	$7,100	$487	$12,679	$2,940
License and royalty revenue	156	4,320	192	4,551

Total revenues	7,256	4,807	12,871	7,491
Operating expenses:
Research and development	4,171	4,756	8,815	9,229
Manufacturing and production	4,499	3,353	8,051	7,265
General and administrative	2,406	1,923	4,848	4,038

Total operating expenses	11,076	10,032	21,714	20,532

Loss from operations	(3,820)	(5,225)	(8,843)	(13,041)
Other income (expense):
Investment income	650	382	1,293	766
Interest expense	(74)	(139)	(167)	(285)

Net loss	$(3,244)	$(4,982)	$(7,717)	$(12,560)

Basic and diluted net loss per share	$(0.11)	$(0.21)	$(0.27)	$(0.53)

Weighted average shares used in computing basic and diluted net loss per share	28,817	23,517	28,555	23,513

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,717)	$(12,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,660	1,868
Write-off of abandoned patents	42	97
Compensation expense related to stock options and awards	943	203
Changes in operating assets and liabilities:
Receivables and other	(5,268)	(1,230)
Other assets	525	498
Accounts payable, accrued expenses and other liabilities	(1,362)	(242)
Deferred revenue	—	(531)
Deferred rent	135	2

Net cash used in operating activities	(11,042)	(11,895)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	95,421	31,867
Purchases of marketable securities – including restricted	(85,951)	(21,955)
Purchases of property and equipment	(352)	(997)
Patent expenditures	(116)	(259)

Net cash provided by investing activities	9,002	8,656

Cash flows from financing activities:
Proceeds from issuance of common stock	7,361	40
Payment of withholding taxes for net settlement of restricted stock units	(92)	—
Principal payments under equipment financing obligations	(2,508)	(2,368)
Proceeds from equipment financing arrangements	—	517

Net cash provided by (used in) financing activities	4,761	(1,811)

Net increase (decrease) in cash and cash equivalents	2,721	(5,050)
Cash and cash equivalents at beginning of period	5,710	17,666

Cash and cash equivalents at end of period	$8,431	$12,616

Supplemental information:
Interest paid	$167	$284

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

1.	GENERAL

Vical Incorporated, or the Company, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at June 30, 2006, and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the U.S. applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, included in its Form 10-K filed with the SEC.

Issuance of Common Stock

In June 2006, the Company received approximately $6.9 million in proceeds from the sale of approximately 1.1 million shares of its common stock at $6.50 per share in a private placement to AnGes MG, Inc., or AnGes, pursuant to a research and development agreement and a stock purchase agreement as described in Note 4.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At June 30, 2006, and December 31, 2005, restricted marketable securities of $2.4 million were pledged as collateral for this letter of credit.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Emerging Issues Task Force No. 00-21, or EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Contract Manufacturing Revenue. The Company’s contract manufacturing arrangements typically require the delivery of multiple lots of clinical vaccines. In accordance with EITF No. 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the delivered item does not have standalone value or the Company does not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

License and Royalty Revenue. The Company’s license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company has continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which the Company continues to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) there is no general right to return the delivered item(s).

The Company recognizes royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of returns, cash discounts, and freight and warehousing, which may vary over the course of the license agreements. Payments received related to milestones are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements, which represent the culmination of the earnings process.

Government Research Grant Revenue. The Company recognizes revenues from federal government research grants during the period in which the related expenditures are incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.4 million and 0.1 million for the three months ended June 30, 2006 and 2005, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.4 million and 0.3 million for the six months ended June 30, 2006 and 2005, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of June 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2007.

Change in Accounting Method for Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options and other forms of equity compensation based on their fair value.

2.	STOCK-BASED COMPENSATION

On June 30, 2006, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $0.4 million and $0.1 million was recognized for the three months ended June 30, 2006 and 2005, respectively. Total stock-based compensation expense of $0.9 million and $0.2 million was recognized for the six months ended June 30, 2006 and 2005, respectively. Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development	$157	$49	$338	$81
Manufacturing and production	63	—	137	—
General and administrative	217	71	468	122

Total stock-based compensation expense	$437	$120	$943	$203

Cash received from options exercised	$408	$5	$500	$40

Stock Incentive Plan

The Company has a stock incentive plan, under which 6,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25 percent on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 300,000 shares.

The Company has granted restricted stock units, or RSUs, to executive officers, other executives, and employees under the stock incentive plan. RSUs granted prior to 2005 vest quarterly over two years. RSUs granted during and after 2005 vest 25% on the first anniversary from the grant date, with the remaining portion vesting quarterly over the next three years. Once an RSU is vested the participant has the right to acquire common stock underlying the grant at par value. The participants are not entitled to vote or receive dividends on any shares of common stock covered by RSUs prior to the acquisition of such shares. Participants are also not entitled to sell or transfer any RSUs. Granted but unvested RSUs are forfeited at termination of employment.

Directors’ Stock Option Plan

The Company also has a directors’ stock option plan that provides for the issuance to non-employee directors of up to 210,000 shares of common stock, of which options for 202,500 shares have been granted through June 30, 2006. There will be no future grants under the directors’ stock option plan as the plan expired in December of 2004. The maximum term of options granted under the plan is ten years. Grants to non-employee directors typically vest at the next annual meeting.

Change in Accounting Method for Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”, as interpreted by SEC Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options and other forms of equity compensation based on their fair value. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, stock-based compensation now includes 1) amortization related to the remaining unvested portion on January 1, 2006, of all stock option awards granted prior to January 1, 2006, over the remaining requisite service period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, adjusted for estimated forfeitures; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. The stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for the three and six months ended June 30, 2006.

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

Assumptions:	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Assumed risk-free interest rate	4.96%	4.53%
Assumed volatility	69%	68%
Expected option life	3 to 6 years	3 to 6 years
Expected dividend yield	—	—

As a result of the adoption of SFAS No. 123R, the Company’s loss from operations and net loss for the three and six months ended June 30, 2006, was $0.4 million, or $0.01 per share, and $0.8 million, or $0.03 per share, respectively, higher than under the Company’s previous accounting method for stock-based compensation. However, there was no impact on the Company’s cash flows for the six months ended June 30, 2006, as a result of the adoption of SFAS No. 123R.

A summary of option activity under the plans as of June 30, 2006, and changes during the six months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,790,474	$9.09
Granted	409,350	$5.10
Exercised	(125,718)	$3.98
Forfeited	(208,758)	$7.75

Outstanding at June 30, 2006	3,865,348	$8.90

Exercisable at June 30, 2006	2,783,909	$10.39

The weighted average remaining contractual term of options outstanding and options exercisable at June 30, 2006, was 6.26 years and 5.35 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2006, was $2.0 million and $1.3 million, respectively. As of June 30, 2006, the total unrecognized compensation cost related to unvested options was $2.2 million, which is expected to be recognized over a weighted-average period of 1.46 years. The weighted average grant-date fair values of options granted during the six months ended June 30, 2006 and 2005, were $2.78 per share and $3.31 per share, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was $0.3 million and $18,000, respectively.

A summary of the outstanding RSUs as of June 30, 2006, and changes during the six months then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2005	160,812	$5.15
Granted	59,610	$4.54
Vested	(58,719)	$5.31
Cancelled	(890)	$4.54

Unvested at June 30, 2006	160,813	$4.88

The aggregate grant-date fair value of RSUs granted during the six months ended June 30, 2006 and 2005, was $0.3 million and $0.8 million, respectively. As of June 30, 2006, the total unrecognized compensation cost related to unvested RSUs was $0.8 million, which is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares subject to RSUs vested during the six months ended June 30, 2006 and 2005, was $0.3 million and $0.1 million, respectively.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(4,982)	$(12,560)
Add stock-based compensation expense included in reported net loss	120	203
Less stock-based compensation expense determined under fair value based method for all awards	(692)	(1,250)

Pro forma net loss	$(5,554)	$(13,607)

Basic and diluted net loss per share, as reported	$(0.21)	$(0.53)

Basic and diluted pro forma net loss per share	$(0.24)	$(0.58)

Weighted average fair value of stock options	$2.49	$3.31

Assumptions:
Assumed risk-free interest rate	3.84%	3.96%
Assumed volatility	78%	79%
Expected option life	4 years	4 years
Dividend yields	—	—

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive loss represents net unrealized losses on marketable securities. For the three months ended June 30, 2006 and 2005, other comprehensive income (loss) was ($0.1) million and $0.1 million, respectively, and total comprehensive loss was $3.4 million and $4.9 million, respectively. For the six months ended June 30, 2006 and 2005, other comprehensive income (loss) was ($53,000) and $26,000, respectively, and total comprehensive loss was $7.8 million and $12.5 million, respectively.

4.	RECENT CONTRACT, GRANT AND LICENSE ACTIVITIES

NIH Vaccine Research Center

In 2003, the Company entered into a subcontract agreement with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, to manufacture bulk DNA vaccines for the VRC. The subcontract agreement expired in July 2006, however, it includes provisions that allow the Company to deliver previously ordered bulk DNA after the agreement’s expiration. The subcontract agreement is issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. The Company recognized revenue under this subcontract agreement of $6.4 million and $10.2 million for the three and six months ended June 30, 2006, respectively. No revenue was recognized under this subcontract agreement in 2005.

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes, whereby AnGes agreed to fund the Company’s Allovectin-7® Phase 3 trial. The funding will consist of purchases by AnGes of up to $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. If the project costs exceed the aggregate amount of $22.6 million, the Company and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin-7® Phase 3 trial.

Under the R&D Agreement, the Company has granted to AnGes exclusive marketing rights for Allovectin-7® in specified countries in Asia and AnGes has agreed to pursue regulatory approvals in those countries, subject to receipt by the Company of regulatory approval in the United States. The Company has also granted AnGes certain royalty-bearing licenses to its technology and know-how. AnGes is obligated to pay royalties to the Company on sales of Allovectin-7® in specified countries in Asia. AnGes also obtained the right to receive royalties from the Company on any commercial sales of Allovectin-7® in the United States. AnGes may also purchase supplies of Allovectin-7® from the Company for resale by AnGes in Asia.

The first installment of $6.9 million was received by the Company upon execution of the R&D Agreement and the stock purchase agreement. In accordance with the terms of the stock purchase agreement AnGes was issued 1,061,538 shares of the Company’s restricted common stock at $6.50 per share in exchange for the first installment. The price per share for any future purchase of the Company’s common stock under the stock purchase agreement is based on the volume weighted average price per share for the 30 trading days ending on the second trading day immediately preceding the date of such future purchase.

Under the stock purchase agreement, the Company has also granted AnGes limited rights to require the Company to register the shares of common stock under the Securities Act upon the occurence of certain events. AnGes has also agreed to certain transfer restrictions with respect to the shares of common stock sold under the stock purchase agreement and has further agreed to certain standstill provisions whereby AnGes will refrain from acquiring or taking certain other actions with respect to the Company’s common stock, subject to certain exceptions.

Due to the restrictions on AnGes’ ability to sell the shares of the Company’s common stock, the fair value of the Company’s common stock sold to AnGes may be less than $6.50 per share. At June 30, 2006, the Company is in the process of determining the amount of the discount, if any. Upon determination of the discount additional paid-in capital will be reduced and deferred revenue, a current liability, will be increased by the same amount.

5.	OTHER BALANCE SHEET ACCOUNTS

Receivables and other current assets consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Accounts receivable	$7,261	$502
Other current assets	3,785	5,276

	$11,046	$5,778

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Employee compensation	$1,522	$2,115
Accounts payable	333	298
Accrued royalty	—	500
Other accrued liabilities	1,470	1,774

	$3,325	$4,687

6.	COMMITMENTS AND CONTINGENCIES

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

In 2003, the Wisconsin Alumni Research Foundation, or WARF, filed a complaint against the Company in the U.S. District Court for the Western District of Wisconsin, seeking a declaratory judgment regarding the meaning of certain payment provisions in a license agreement the Company entered into with the WARF in 1991. The Company counterclaimed, likewise seeking a declaratory judgment as to the correct interpretation of the payment provisions of the agreement. In May 2004, the Company settled this matter for $1.5 million, all of which had been paid as of June 30, 2006. Pursuant to the settlement and an amendment to the license agreement with the WARF, the lawsuit was dismissed.

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to Vical in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent cover substantially the same scope as those claims in the ’529 patent which were under appeal. For this reason, the Company withdrew from the ’529 appeal upon grant of the ‘253 patent in September 2004. In June 2005, the ’253 patent was opposed by eight parties. However, the Company may also use additional issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

In addition, the Company’s core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. The Company filed a rebuttal response to the revocation. Based on the Company’s arguments and supporting evidence in that response, the JPO reinstated the patent in July 2003. Four Trial for Invalidation, or TFI, requests were filed in the JPO by two companies in 2003. The Company filed responses to the TFI requests in a timely manner. The JPO combined two of the four TFI requests into a single action, and in December 2004, ruled in the Company’s favor on the combined TFI requests by accepting the corrected claims and finding the demand for the trials groundless. The Company is awaiting further action by the JPO on the other two TFI requests.

A European patent was issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as the Company’s clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as the Company’s investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent was opposed by two companies. The Company responded to the oppositions in a timely manner, and defended the patent at an oral hearing in March 2006 at the EPO. The patent was maintained in amended form. The Company plans to appeal certain rulings, but the formal reasoning of the rulings leading to the amendments has yet to be provided by the EPO.

A European patent was issued to the Company in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies opposed this patent. The Company responded to the oppositions in a timely manner, and will continue to vigorously defend its position in upcoming oral hearings.

The Company prosecutes its intellectual property estate vigorously to obtain the broadest valid scope for its patents. Due to the uncertainty of the ultimate outcome of these matters, the impact on future operating results or our financial condition is not subject to reasonable estimates.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the future funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, and our other filings with the Securities and Exchange Commission, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 22 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We have licensed our technologies to:

•	Merck & Co., Inc., or Merck;

•	Two divisions of the Sanofi-Aventis Group, or Sanofi-Aventis:

•	Sanofi Pasteur; and

•	Centelion SAS, or Centelion, a wholly-owned subsidiary of Aventis Pharmaceuticals S.A.;

•	Merial Ltd., or Merial, a joint venture between Merck and Sanofi-Aventis;

•	Corautus Genetics Inc., or Corautus;

•	Aqua Health;

•	Invitrogen Corporation, or Invitrogen;

•	AnGes MG, Inc., or AnGes;

•	Stanford University, or Stanford;

•	Harvard University, or Harvard;

•	Massachusetts Institute of Technology, or MIT; and

•	Yale University, or Yale.

We have also licensed complementary technologies from:

•	Wisconsin Alumni Research Foundation , or WARF;

•	The University of Michigan;

•	Inovio Biomedical Corporation, or Inovio (formerly Genetronics Biomedical Corporation);

•	CytRx Corporation, or CytRx;

•	The National Institutes of Health, or NIH; and

•	The U.S. Centers for Disease Control and Prevention, or CDC.

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cardiovascular diseases and cancer. Our current independent development focus is on our novel pDNA vaccines for cytomegalovirus, or CMV, and avian influenza, as well as our cancer immunotherapeutic, IL-2/electroporation, or EP. The table below summarizes our independent, collaborative and out-licensed product development programs.

Product Area	Project Target and Indication(s)	Development Status[1]	Development Rights
Infectious Disease
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Bacillus anthracis (anthrax)	Phase 1	Vical
”	Influenza	Preclinical	Vical
”	Ebola virus	Phase 1	Vical/NIH
”	West Nile virus	Phase 1	Vical/NIH
”	HIV/EP	Research	Vical/NIH
”	SARS coronavirus	Phase 1	NIH
”	HIV	Phase 2	NIH
”	HIV	Phase 1	Merck
”	Hepatitis B virus	Research	Merck
”	Hepatitis C virus	Research	Merck
Cardiovascular
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	VEGF-2, peripheral arterial disease	Phase 1	Corautus
”	FGF-1, peripheral arterial disease	Phase 2	Centelion
Cancer
”	Allovectin-7® for metastatic melanoma	Initiating Phase 3	Vical/AnGes
Immunotherapeutic	IL-2/EP for metastatic melanoma	Phase 1	Vical
Tumor-associated antigen therapeutic vaccines	HER-2 and CEA for breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer[2]	Research	Merck
Veterinary
Preventive infectious disease vaccine(s)	Infectious Hematopoietic Necrosis Virus	Marketed in Canada	Aqua Health
”	Various undisclosed[2]	Research-Clinical	Merial
Protective cancer vaccine	Melanoma in dogs	Conditional U.S. license expected in 2006	Merial

[1]	“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug, or IND, application. “Phase 1” clinical trials include the first use of an investigational new drug in humans and are conducted in a small group of patients or normal volunteer subjects (20-80) to evaluate safety, determine a safe dosage range, and identify side effects, and, if possible, gain early evidence on effectiveness. “Phase 2” clinical trials are typically well controlled and conducted in a larger group of subjects (no more than several hundred) to evaluate effectiveness of an investigational drug for a defined patient population, and to determine common short-term side effects and risks associated with the drug. “Phase 3” clinical trials are conducted in an even larger group of subjects (several hundred to thousands) to evaluate the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling. For veterinary products, “Clinical” indicates testing in the target species.

[2]	Pursuant to our collaborative agreements, we are bound by confidentiality obligations to our collaborators that prevent us from publicly disclosing these targets and indications. Additionally, some project targets and indications cannot currently be disclosed because they have not yet been selected by our collaborators.

See the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, for a detailed discussion of our independent, collaborative and out-licensed product development programs.

Recent Events

The following events have recently occurred with respect to our technologies and applications:

•	In June 2006, we announced that the National Institute of Allergy and Infectious Diseases, or NIAID, after reviewing recently reported preclinical data from our avian influenza flu DNA vaccine program, gave us accelerated access to $2.6 million in funding for further development of the vaccine under a grant awarded in September 2005. The funds will be used to complete preclinical development of the vaccine and file an Investigational New Drug Application with the FDA, which would allow initiation of a Phase 1 safety trial in human volunteers.

•	In June 2006, we presented data on preclinical research at the American Society of Gene Therapy annual meeting, including enhancement of antibody protection using electroporation in our CMV and anthrax programs and evidence from our anthrax program that a DNA vaccine may induce memory immune responses.

•	In June 2006, we announced that in a Phase 1 clinical trial, a West Nile virus vaccine candidate administered using our proprietary DNA delivery technology was safe and well tolerated, and produced neutralizing antibody West Nile virus specific responses in all 11 healthy volunteers who returned for follow-up testing after completing the three-dose vaccination schedule. The Phase 1, open-label clinical trial was sponsored by the NIAID and conducted at the NIH Clinical Center.

•	In May 2006, we entered into a R&D Agreement with AnGes to provide for further development of our cancer immunotherapeutic, Allovectin-7®. Under the agreement, AnGes will provide funding of up to $22.6 million through a scheduled series of cash payments and equity investments, including an initial equity investment of $6.9 million. The payments will be used to fund the Phase 3 pivotal trial of Allovectin-7® to be conducted by us in the United States. We will retain exclusive marketing rights for Allovectin-7® in the United States and the rest of the world outside of specified Asian countries, for which AnGes received exclusive rights.

•	In May 2006, we announced that our lead three-component influenza flu DNA vaccine candidate provided 100% protection in mice and ferrets against lethal challenges with a highly virulent H5N1 avian influenza virus in studies conducted by Richard J. Webby, Ph.D., at St. Jude Children’s Research Hospital. Additionally, in these and earlier studies in mice, simplified versions of our vaccine candidate using only two of the three components provided high levels of protection against multiple human flu strains and against the H5N1 avian flu strain.

•	In April 2006, our licensee Corautus announced that it had terminated patient enrollment in its Phase 2b coronary artery disease angiogenesis trial involving pDNA-based delivery of VEGF-2 based on the recommendation of an independent data monitoring committee. In July 2006, Corautus announced its plans to lock the Phase 2b database and conduct analysis of the data for efficacy endpoints and safety information.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products. We earn revenue by performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $131.5 million in revenue under these types of agreements.

Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Source
NIH contracts	$6.4	$—	$10.2	$1.1
CMV grants	—	0.1	1.0	1.2
Other contracts and grants	0.7	0.4	1.5	0.6

Total contract and grant revenues	7.1	0.5	12.7	2.9

Merck license	—	3.0	—	3.0
AnGes license	—	1.0	—	1.0
Other royalties and licenses	0.2	0.3	0.2	0.6

Total royalty and license revenues	0.2	4.3	0.2	4.6

Total revenues	$7.3	$4.8	$12.9	$7.5

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Program
Allovectin-7®	$2.0	$1.2	$3.2	$2.3
CMV	1.5	2.3	3.3	4.5
Anthrax	0.1	0.4	0.5	0.9
IL-2/EP	0.4	0.6	1.0	1.4
Other research, development, manufacturing and production	4.7	3.6	8.9	7.4

Total research, development, manufacturing and production	$8.7	$8.1	$16.9	$16.5

Since our inception, we estimate that we have spent approximately $261 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV and influenza and our cancer immunotherapeutic, IL-2/EP. We are in the early stages of clinical development of our vaccine candidate for CMV and our IL-2/EP program for solid tumors with an initial indication for metastatic melanoma, and in preclinical development of our influenza vaccine candidate, and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $29 million on our CMV program, and approximately $6 million on our IL-2/EP program.

We are currently performing preclinical testing of vaccine candidates for human and avian influenza under separate grants. We have several other product candidates in the research stage. It can take many years from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials. Accordingly, we are unable to predict which potential product candidates we may seek to develop, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

We have also spent approximately $65 million from inception on our Allovectin-7® program. We have successfully completed a Special Protocol Assessment, or SPA, with the FDA for a Phase 3 trial of Allovectin-7® that would be needed to support submission of a Biologics License Application, or BLA. Under our R&D Agreement with AnGes, we expect to complete the Phase 3 trial without significant additional independent expenditures. However, preparations for the BLA filing and commercialization, if pursued, are expected to require significant additional funds.

In addition, we are in the early stages of clinical development of an anthrax vaccine candidate, however, due to the lack of additional government funding, we do not intend to pursue further development of our anthrax vaccine candidate at this time except for the ongoing non-clinical development supported by a Small Business Innovation Research, or SBIR, grant.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact us in the future, actual results may differ from these estimates.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: manufacturing contracts, license and royalty agreements, and grant revenues. Our critical accounting policies also include recognition of research and development expenses and the valuation of long-lived and intangible assets.

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

License and Royalty Revenue. Our license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) there is no general right to return the delivered item(s).

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

When we determine that the carrying value of intangible assets or long-lived assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. Our largest group of intangible assets with finite lives was patents and patents pending for our DNA delivery technology which had a net carrying value of approximately $3.1 million at June 30, 2006.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Financial Statements included in this Report.

Change in Accounting Method for Share-Based Compensation

As a result of the adoption of SFAS No. 123R, as discussed in Note 2 of the Notes to Financial Statements included in this Report, our loss from operations and net loss for the three and six months ended June 30, 2006, was $0.4 million, or $0.01 per share, and $0.8 million, or $0.03 per share, respectively, higher than under our previous accounting method for stock-based compensation.

Results of Operations

Three Months Ended June 30, 2006, Compared with Three Months Ended June 30, 2005

Total Revenues. Total revenues increased $2.5 million, or 50.9%, to $7.3 million for the three months ended June 30, 2006, from $4.8 million for the three months ended June 30, 2005. Revenues from our contracts and grants were $7.1 million for the three months ended June 30, 2006, compared with $0.5 million for the three months ended June 30, 2005. Contract and grant revenue for the three months ended June 30, 2006, included revenues of $6.4 million related to production orders for clinical lots of DNA vaccines for the VRC.

License and royalty revenue was $0.2 million for the three months ended June 30, 2006, compared with $4.3 million for the three months ended June 30, 2005. Second quarter 2005 license and royalty revenue included $4.0 million in license fees received from Merck and AnGes.

Research and Development Expenses. Research and development expenses decreased $0.6 million, or 12.3%, to $4.2 million for the three months ended June 30, 2006, from $4.8 million for the three months ended June 30, 2005. Second quarter 2005 research and development expenses included royalty payments made to the WARF in connection with the Merck and AnGes license fees.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.1 million, or 34.2%, to $4.5 million for the three months ended June 30, 2006, from $3.4 million for the three months ended June 30, 2005. This increase was primarily the result of the recognition of contract manufacturing costs associated with the shipment of clinical lots of DNA vaccines to the VRC during the second quarter of 2006. This increase was offset by a decrease in facility-related costs as a result of the shutdown of one of our facilities in the prior period.

General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 25.1%, to $2.4 million for the three months ended June 30, 2006, from $1.9 million for the three months ended June 30, 2005. The increase was primarily the result of increased stock compensation expense related to the implementation of SFAS No. 123R.

Investment Income. Investment income increased $0.3 million, or 70.2%, to $0.7 million for the three months ended June 30, 2006, from $0.4 million for the three months ended June 30, 2005. This increase was primarily the result of higher rates of return on our investments during the three months ended June 30, 2006, and higher average cash and short-term investment balances.

Interest Expense. Interest expense decreased $65,000, or 46.8%, to $74,000 for the three months ended June 30, 2006, from $139,000 for the three months ended June 30, 2005. The decrease was the result of lower interest rates and lower principal amounts outstanding on our equipment financing obligations.

Six Months Ended June 30, 2006, Compared with Six Months Ended June 30, 2005

Total Revenues. Total revenues increased $5.4 million, or 71.8%, to $12.9 million for the six months ended June 30, 2006, from $7.5 million for the six months ended June 30, 2005. Revenues from our contracts and grants were $12.7 million for the six months ended June 30, 2006, compared with $2.9 million for the six months ended June 30, 2005. Revenues from the shipment of clinical lots of DNA vaccines to the VRC totaled $10.2 million and $1.1 million for the six months ended June 30, 2006 and 2005, respectively. Revenues from various NIH grants, including grants related to CMV, totaled $2.5 million and $1.7 million for the six months ended June 30, 2006 and 2005, respectively.

License and royalty revenue was $0.2 million for the six months ended June 30, 2006, compared with $4.6 million for the six months ended June 30, 2005. The six months ended June 30, 2005 included license fees received from Merck and AnGes, which totaled $3.0 million and $1.0 million, respectively.

Research and Development Expenses. Research and development expenses decreased $0.4 million, or 4.5%, to $8.8 million for the six months ended June 30, 2006, from $9.2 million for the six months ended June 30, 2005. The six months ended June 30, 2005, included royalty payments made to the WARF in connection with the Merck and AnGes license fees. In addition, we had a lower average headcount during the six months ended June 30, 2006, when compared to the prior period.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.8 million, or 10.8%, to $8.1 million for the six months ended June 30, 2006, from $7.3 million for the six months ended June 30, 2005. This increase was primarily the result of the recognition of contract manufacturing costs associated with the shipment of clinical lots of DNA vaccines to the VRC during the current period. This increase was offset by a decrease in facility related costs as a result of the shutdown of one of our facilities in the prior period.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 20.1%, to $4.8 million for the six months ended June 30, 2006, from $4.0 million for the six months ended June 30, 2005. The increase was primarily the result of increased stock compensation expense related to the implementation of SFAS No. 123R.

Investment Income. Investment income increased $0.5 million, or 68.8%, to $1.3 million for the six months ended June 30, 2006, from $0.8 million for the six months ended June 30, 2005. This increase was primarily the result of higher rates of return on our investments during the six months ended June 30, 2006, and higher average cash and short-term investment balances.

Interest Expense. Interest expense decreased $0.1 million, or 41.4%, to $0.2 million for the six months ended June 30, 2006, from $0.3 million for the six months ended June 30, 2005. The decrease was the result of lower interest rates and lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements and grants. From our inception through June 30, 2006, we have received approximately $131.5 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $248.5 million from the sale of equity securities. As of June 30, 2006, we had working capital of approximately $64.3 million, compared with $63.4 million at December 31, 2005. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $59.7 million at June 30, 2006, compared with $66.5 million at December 31, 2005. The decline in our cash, cash equivalents and marketable securities in the six months ended June 30, 2006, was due primarily to the use of cash to fund our operations and to pay our equipment financing obligations.

Net cash used in operating activities was $11.0 million and $11.9 million for the six months ended June 30, 2006 and 2005, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2006, compared with the same period in the prior year, was primarily the result of a decrease in our net loss due to the gross profit derived from the VRC production orders offset by an increase in accounts receivable balances related to the VRC production orders and a decrease in accounts payable, accrued expense and other liabilities.

Net cash provided by investing activities was $9.0 million and $8.7 million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by investing activities for the six months ended June 30, 2006, compared with the same period in the prior year, was primarily the result of a decrease in cash used to purchase property and equipment which was partially offset by a decrease in net maturities of investments.

Net cash provided by (used in) financing activities was $4.8 million and ($1.8) million for the six months ended June 30, 2006 and 2005, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2006, compared with the same period in the prior year, was primarily the result of the sale of our common stock to AnGes which was partially offset by a decrease in proceeds from equipment financing arrangements.

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

Under certain licensing agreements with collaborators, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF and the University of Michigan. Pursuant to certain agreements whereby we have licensed technology from others, we may be required to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

As of June 30, 2006, we had employment agreements that contained severance arrangements with each of our three executive officers and four other executives. Under these agreements, we are obligated to pay severance if we terminate an executive officer’s or other executive’s employment other than for “cause” or “disability,” or if an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.6 million if each executive officer and other executive was terminated at June 30, 2006.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at June 30, 2006. At June 30, 2006, our unrealized loss on non-equity investments was $0.1 million. We expect lower investment income for the full year 2006 compared with 2005 due to lower investment balances.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should consider carefully the risks described below, together with all of the other information included in this Report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. The risk factors below contain certain changes from the risk factors disclosed in our Annual Report on Form 10-K filed on March 10, 2006.

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

For example, our independent product candidates currently in clinical evaluation include our CMV vaccine, for which we initiated Phase 2 clinical testing in early 2006, and our IL-2/EP program, which is currently in Phase 1 clinical testing. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2/EP trials, and our IL-2/EP program may not demonstrate sufficient safety and efficacy to support product approval.

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

Our revenues partially depend on the development and commercialization of products in collaboration with others to whom we have licensed our technologies or on whom we rely to support our development and commercialization efforts. If our collaborators or licensees are not successful or cease to support our development and commercialization efforts, or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements or may be forced to curtail our development and commercialization of certain products.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the performance by these collaborators and licensees of their responsibilities under these arrangements. In addition, we have entered into an R&D Agreement with AnGes, pursuant to which we rely on AnGes to help fund further development of our cancer immunotherapeutic, Allovectin-7®.

Some collaborators or licensees may not succeed in their product development efforts, such as Corautus, which recently terminated a Phase 2b angiogenesis trial involving pDNA-based delivery of VEGF-2 based on the recommendation of an independent data monitoring committee. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements, or may cease to support our development and commercialization efforts.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we have entered into agreements to manufacture DNA vaccines for the VRC. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, our 2003 subcontract agreement to manufacture bulk DNA vaccines for the VRC expired in July 2006.

If we fail to satisfy our remaining contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the 2003 subcontract agreement, we may be required to perform corrective actions, including but not limited to delivering to the VRC any uncompleted or partially completed work, or other government property in our possession, or paying a third-party supplier selected by the VRC to complete any uncompleted work. The performance of these corrective actions could have a material adverse impact on our financial results in the period or periods affected.

There are only a limited number of other contractors that could manufacture bulk DNA in the unlikely event that we were unable to perform our remaining responsibilities under the 2003 subcontract agreement. The price these other contractors might charge could be more than what we would charge based on their capacity, utilization, size of order and other factors. Accordingly, we are unable to estimate a range of potential cost that we could be required to pay if the VRC were to engage a substitute contractor to meet any performance obligations that we were unable to meet.

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

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $24.4 million, $23.7 million and $24.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of June 30, 2006, we had incurred cumulative net losses totaling approximately $170.6 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

The death in 1999 of a patient undergoing a viral-delivered gene therapy at the University of Pennsylvania in an investigator-sponsored trial was widely publicized. In October 2002, January 2003, and January 2005, three children in France who received viral-delivered ex vivo gene transfer for the treatment of X-linked Severe Combined Immunodeficiency Disease, called X-SCID or “bubble boy” syndrome, were diagnosed with leukemia that was potentially caused by the integration of the viral delivery vehicle in or near a cancer-causing region of the children’s genome. Certain gene therapy clinical trials were placed on clinical hold following the second child’s death, and the trial in which the children had been enrolled was again placed on hold following the third child’s death. In October 2004, the FDA requested that clinical trials of another company’s viral-delivered gene therapy product candidate be placed on clinical hold pending review of information pertaining to potential adverse events. A portion of one of the trials was subsequently allowed to resume.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, diseases which can themselves be life-threatening. For example, one patient who had undergone treatment with Allovectin-7® for advanced metastatic melanoma died more than two months later of progressive disease and numerous other factors after receiving multiple other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient’s death. As another example, in our Phase 2 trial, we are administering our investigational CMV vaccine to patients who are at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events.

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

We are the assignee of 43 issued U.S. and foreign patents. We are also co-assignee, together with Sanofi Pasteur and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core DNA delivery technology that is subject to Trials for Invalidation, or TFIs; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed and maintained in amended form; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 62 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Three of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

We are highly dependent on our principal scientific, manufacturing, clinical, regulatory and management personnel, including Vijay B. Samant, our President and Chief Executive Officer. The loss of the services of these individuals might significantly delay or prevent the achievement of our objectives. We do not maintain “key person” life insurance on any of our personnel. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. To pursue our product development plans, we may need to hire additional management personnel and additional scientific personnel to perform research and development, as well as additional personnel with expertise in clinical trials, government regulation and manufacturing. However, due to the reasons noted above, we may not be successful in hiring or retaining qualified personnel and therefore we may not be able to achieve our business objectives.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2003, to June 30, 2006, our stock price has ranged from $2.12 to $8.14. The following factors, among others, could have a significant impact on the market price of our common stock:

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

The Annual Meeting of Stockholders of Vical Incorporated was held on May 19, 2006. At this meeting, we solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To elect one Class II director to serve until the 2009 Annual Meeting of Stockholders and until his successor is elected. R. Gordon Douglas, M.D. was elected to serve as the Class II director. The results of voting were: 24,614,326 for and 1,992,943 withheld. Our Class III directors, Robert H. Campbell and Gary A. Lyons, continue in office until the 2007 Annual Meeting of Stockholders. Our Class I directors, Robert C. Merton, Ph.D. and Vijay B. Samant, continue in office until the 2008 Annual Meeting of Stockholders.

(ii)	To amend our Amended and Restated Stock Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,000,000 shares. The amendment was ratified with the following votes: 10,720,377 for, 3,242,673 against, 41,425 abstained and 12,602,794 were broker non-votes.

(iii)	To amend our Restated Certificate of Incorporation to increase the total number of authorized shares and the number of authorized shares of common stock to 85,000,000 and 80,000,000 shares, respectively. The amendment was ratified with the following votes: 21,611,218 for, 4,657,525 against and 338,526 abstained.

(iv)	To ratify the selection by the Audit Committee of our Board of Directors of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2006. The selection of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2006, was ratified with the following votes: 26,290,415 for, 275,709 against and 41,145 abstained.

On June 2, 2006, we dismissed Deloitte and Touche LLP as our principal independent accountant. On the same date we engaged Ernst & Young LLP to serve as our principal independent accountant for fiscal periods subsequent to the quarter ended March 31, 2006. The decision to dismiss Deloitte and Touche LLP and to engage Ernst & Young LLP was approved by the Company’s Audit Committee.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.48	Amendment dated May 19, 2006, to employment offer letter effective October 11, 2004, between the Company and Jill M. Church.

10.49	Amendment dated May 19, 2006, to Employment Agreement dated September 13, 2001, between the Company and David C. Kaslow.

10.50(a)	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.51(a)	Stock Purchase Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

31.1(i)	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(i)	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.

(a)	The Company has requested confidential treatment for certain portions of this agreement which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 4, 2006	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)