Form 10-Q
period 2006-09-30
VICAL INC
filed 2006-11-09
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Total shares of common stock outstanding at October 31, 2006: 39,120,626

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,195	$5,710
Marketable securities, available-for-sale	57,196	58,337
Restricted marketable securities	2,511	2,439
Receivables and other	4,433	5,778

Total current assets	74,335	72,264
Property and equipment, net	13,890	15,170
Intangible assets, net	5,111	5,481
Other assets	828	1,615

Total assets	$94,164	$94,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,942	$4,687
Current portion of equipment financing obligations	2,960	4,093

Total current liabilities	6,902	8,780
Long-term liabilities:
Equipment financing obligations, net of current portion	1,213	3,426
Deferred rent	2,215	2,018

Total long-term liabilities	3,428	5,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 31,596 and 28,261 shares issued and outstanding at September 30, 2006, and December 31, 2005, respectively	316	283
Additional paid-in capital	261,532	242,991
Accumulated deficit	(178,100)	(162,874)
Accumulated other comprehensive income (loss)	86	(94)

Total stockholders’ equity	83,834	80,306

Total liabilities and stockholders’ equity	$94,164	$94,530

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Contract and grant revenue	$412	$2,502	$13,091	$5,442
License and royalty revenue	154	205	346	4,756

Total revenues	566	2,707	13,437	10,198
Operating expenses:
Research and development	4,038	4,252	12,853	13,481
Manufacturing and production	2,899	2,976	10,950	10,241
General and administrative	1,904	1,887	6,752	5,925

Total operating expenses	8,841	9,115	30,555	29,647

Loss from operations	(8,275)	(6,408)	(17,118)	(19,449)
Other income (expense):
Investment income	824	406	2,117	1,172
Interest expense	(58)	(129)	(225)	(414)

Net loss	$(7,509)	$(6,131)	$(15,226)	$(18,691)

Basic and diluted net loss per share	$(0.24)	$(0.26)	$(0.52)	$(0.79)

Weighted average shares used in computing basic and diluted net loss per share	30,714	23,524	29,282	23,517

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(15,226)	$(18,691)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,465	2,730
Write-off of abandoned patents	41	158
Compensation expense related to stock options and awards	1,376	317
Changes in operating assets and liabilities:
Receivables and other	1,345	(1,147)
Other assets	786	670
Accounts payable, accrued expenses and other liabilities	(745)	(780)
Deferred revenue	—	(531)
Deferred rent	197	85

Net cash used in operating activities	(9,761)	(17,189)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	113,481	54,745
Purchases of marketable securities – including restricted	(112,233)	(36,034)
Maturities of restricted cash equivalents	—	2,703
Purchases of property and equipment	(627)	(1,645)
Patent expenditures	(228)	(479)

Net cash provided by investing activities	393	19,290

Cash flows from financing activities:
Proceeds from issuance of common stock	17,289	91
Payment of withholding taxes for net settlement of restricted stock units	(90)	—
Principal payments under equipment financing obligations	(3,346)	(3,615)
Proceeds from equipment financing arrangements	—	1,017

Net cash provided by (used in) financing activities	13,853	(2,507)

Net increase (decrease) in cash and cash equivalents	4,485	(406)
Cash and cash equivalents at beginning of period	5,710	17,666

Cash and cash equivalents at end of period	$10,195	$17,260

Supplemental information:
Interest paid	$225	$408

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

1.	GENERAL

Vical Incorporated, or the Company, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the U.S. applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, included in its Form 10-K filed with the SEC.

Issuance of Common Stock

In August 2006, the Company completed a $9.8 million registered direct offering of its common stock to a single institutional investor, in which the Company sold approximately 2.1 million shares pursuant to effective shelf registration statements at a price of $4.77 per share.

In June 2006, the Company received approximately $6.9 million in proceeds from the sale of approximately 1.1 million shares of its common stock at $6.50 per share in a private placement to AnGes MG, Inc., or AnGes, pursuant to a research and development agreement and a stock purchase agreement as described in Note 4.

See note 7 for a description of transactions involving the issuance of common stock that were completed after September 30, 2006.

Credit Facility

In August 2006, the Company entered into a financing arrangement, or Credit Facility, with Oxford Finance Corporation to provide for borrowing of up to $10.0 million through December 31, 2006. The Credit Facility is governed by a Master Security Agreement dated August 23, 2006, and related documents. Under the terms of the Credit Facility, as the Credit Facility is utilized, separate promissory notes will be executed for each drawdown. The Company is required to repay any promissory notes issued under the Credit Facility in equal monthly installments over 36 months from the date of the applicable drawdown. The interest rate for each drawdown will be based on the three year United States Treasury Bill weekly average rate at the time of the applicable drawdown plus 6.50%. Any promissory notes will be collateralized by a first priority interest in all of the Company’s assets except for its intellectual property. As of September 30, 2006, there were no borrowings outstanding under the Credit Facility.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At September 30,

2006, and December 31, 2005, restricted marketable securities of $2.5 million and $2.4 million, respectively, were pledged as collateral for this letter of credit.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition,” and Emerging Issues Task Force No. 00-21, or EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Contract Manufacturing Revenue. The Company’s contract manufacturing arrangements typically require the delivery of multiple lots of clinical vaccines. In accordance with EITF No. 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the delivered item does not have standalone value or the Company does not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million for the three and nine months ended September 30, 2006 and 2005, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of September 30, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective at the beginning of 2007.

Change in Accounting Method for Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options and other forms of equity compensation based on their fair value.

2.	STOCK-BASED COMPENSATION

On September 30, 2006, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $0.4 million and $0.1 million was recognized for the three months ended September 30, 2006 and 2005, respectively. Total stock-based compensation expense of $1.4 million and $0.3 million was recognized for the nine months ended September 30, 2006 and 2005, respectively. Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$177	$44	$514	$125
Manufacturing and production	63	—	200	—
General and administrative	193	71	662	192

Total stock-based compensation expense	$433	$115	$1,376	$317

Cash received from options exercised	$173	$50	$674	$91

Stock Incentive Plan

The Company has a stock incentive plan, under which 6,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 300,000 shares.

The Company has granted restricted stock units, or RSUs, to executive officers, other executives, and employees under the stock incentive plan. RSUs granted prior to 2005 vest quarterly over two years. RSUs granted during and after 2005 vest 25% on the first anniversary from the grant date, with the remaining portion vesting quarterly over the next three years. Once an RSU is vested the participant has the right to acquire common stock underlying the grant at par value. The participants are not entitled to vote or receive dividends on any shares of common stock covered by RSUs prior to the acquisition of such shares. Participants also are not entitled to sell or transfer any RSUs. Granted but unvested RSUs are forfeited at termination of employment.

Directors’ Stock Option Plan

The Company also has a directors’ stock option plan that provides for the issuance to non-employee directors of up to 210,000 shares of common stock, of which options for 202,500 shares have been granted through September 30, 2006. The plan expired in December 2004.

Change in Accounting Method for Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options and other forms of equity compensation based on their fair value. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, stock-based compensation now includes 1) amortization related to the remaining unvested portion on January 1, 2006, of all stock option awards granted prior to January 1, 2006, over the remaining requisite service period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” adjusted for estimated forfeitures; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. The stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for the three and nine months ended September 30, 2006.

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

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Assumptions:
Assumed risk-free interest rate	4.74%	4.56%
Assumed volatility	68%	68%
Expected option life	3 to 6 years	3 to 6 years
Expected dividend yield	—	—

As a result of the adoption of SFAS No. 123R, the Company’s loss from operations and net loss for the three and nine months ended September 30, 2006, was $0.4 million, or $0.01 per share, and $1.2 million, or $0.04 per share, respectively, higher than under the Company’s previous accounting method for stock-based compensation. However, there was no impact on the Company’s cash flows for the nine months ended September 30, 2006, as a result of the adoption of SFAS No. 123R.

A summary of option activity under the plans as of September 30, 2006, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2005	3,790,474	$9.09
Granted	468,050	$5.09
Exercised	(180,528)	$3.73
Forfeited	(572,603)	$10.20

Outstanding at September 30, 2006	3,505,393	$8.65

Exercisable at September 30, 2006	2,583,672	$9.91

The weighted average remaining contractual term of options outstanding and options exercisable at September 30, 2006, was 6.18 years and 5.32 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2006, was $1.2 million and $0.9 million, respectively. As of September 30, 2006, the total unrecognized compensation cost related to unvested options was $1.9 million, which is expected to be recognized over a weighted-average period of 1.43 years. The weighted average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005, was $2.78 per share and $3.31 per share, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was $0.5 million and $43,000, respectively.

A summary of the outstanding RSUs as of September 30, 2006, and changes during the nine months then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2005	160,812	$5.15
Granted	59,610	$4.54
Vested	(66,438)	$5.27
Cancelled	(28,742)	$4.86

Unvested at September 30, 2006	125,242	$4.87

The aggregate grant-date fair value of RSUs granted during the nine months ended September 30, 2006 and 2005, was $0.3 million and $0.8 million, respectively. As of September 30, 2006, the total unrecognized compensation cost related to unvested RSUs was $0.7 million, which is expected to be recognized over a weighted average period of 1.88 years. The total fair value of shares subject to RSUs vested during the nine months ended September 30, 2006 and 2005, was $0.4 million and $0.2 million, respectively. As of September 30, 2006, there were 78,251 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(6,131)	$(18,691)
Add stock-based compensation expense included in reported net loss	116	317
Less stock-based compensation expense determined under fair value based method for all awards	(664)	(1,914)

Pro forma net loss	$(6,679)	$(20,288)

Basic and diluted net loss per share, as reported	$(0.26)	$(0.79)

Basic and diluted pro forma net loss per share	$(0.28)	$(0.86)

Weighted average fair value of stock options	$3.37	$3.31

Assumptions:
Assumed risk-free interest rate	3.85%	3.96%
Assumed volatility	72%	78%
Expected option life	3 to 6 years	3 to 6 years
Dividend yields	—	—

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and other comprehensive income or loss. Accumulated other comprehensive loss represents net unrealized losses on marketable securities. For the three months ended September 30, 2006 and 2005, other comprehensive income was $0.2 million and $0.1 million, respectively, and total comprehensive loss was $7.3 million and $6.1 million, respectively. For the nine months ended September 30, 2006 and 2005, other comprehensive income was $0.2 million and $0.1 million, respectively, and total comprehensive loss was $15.0 million and $18.6 million, respectively.

4.	RECENT CONTRACT, GRANT AND LICENSE ACTIVITIES

NIH Vaccine Research Center

In 2003, the Company entered into a subcontract agreement with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, to manufacture bulk DNA vaccines for the VRC. The subcontract agreement expired in July 2006 but was subsequently amended and extended until December 2006. The subcontract agreement is issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. The Company recognized revenue under this subcontract agreement of $10.2 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. The Company recognized revenue under this subcontract agreement of $0.1 million for the three months ended September 30, 2005. No revenue was recognized under this subcontract agreement for the three months ended September 30, 2006.

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes, whereby AnGes agreed to fund the Company’s Allovectin-7® Phase 3 clinical trial. The funding will consist of purchases by AnGes of up to $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. If the project costs exceed the aggregate amount of $22.6 million, the Company and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin-7® Phase 3 trial.

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

Under the stock purchase agreement, the Company has also granted AnGes limited rights to require the Company to register the shares of common stock under the Securities Act of 1933, as amended, upon the occurrence of certain events. AnGes has also agreed to certain transfer restrictions with respect to the shares of common stock sold under the stock purchase agreement and has further agreed to certain standstill provisions whereby AnGes will refrain from acquiring or taking certain other actions with respect to the Company’s common stock, subject to certain exceptions.

5.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Employee compensation	$1,682	$2,115
Accounts payable	365	298
Accrued royalty	—	500
Other accrued liabilities	1,895	1,774

	$3,942	$4,687

6.	COMMITMENTS AND CONTINGENCIES

If the Company fails to satisfy its contractual obligations to deliver the DNA vaccines ordered by the VRC in the manner required by the Company’s manufacturing agreements with the VRC, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreements in whole or in part, and the Company may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at the Company’s expense, delivering to the VRC any uncompleted or partially completed work and/or any government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, the Company has twice been obligated to remanufacture at its expense a component of a vaccine under its 2003 subcontract agreement with the VRC. The Company believes it will be able to deliver the remaining component of the vaccine in a timely manner in accordance with the terms of the contract. The performance of any future corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected.

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to Vical in 1998, and was subsequently opposed by seven companies under European patent procedures. This ‘529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ‘253 patent generally cover the same subject matter as those claims in the ‘529 patent which were under appeal. For this reason, the Company withdrew from the ‘529 appeal upon grant of the ‘253 patent in September 2004. In September 2005, the ‘253 patent was opposed by eight parties. This opposition is ongoing. However, the Company may also use additional issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

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

A European patent was issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as the Company’s clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as the Company’s investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent was opposed by two companies. The Company responded to the oppositions in a timely manner, and defended the patent at an oral hearing in March 2006 at the EPO. The patent was maintained in amended form. The Company is appealing certain rulings, and one of the opponents is appealing the decision to maintain the patent in amended form.

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

7.	SUBSEQUENT EVENTS

Issuance of Common Stock

In October 2006, the Company received approximately $12.5 million in proceeds from the sale of approximately 2.5 million shares of its common stock at $5.02 per share in a registered direct offering to institutional investors. Also in October 2006, the Company received approximately $25.0 million in proceeds from the sale of approximately 5.0 million shares of its common stock at $5.02 per share in a registered direct offering to Temasek Holdings (Private) Ltd. of Singapore. All of these shares were sold pursuant to a shelf registration statement which, after the offerings described above, allows the Company to raise up to an additional $31.6 million from the sale of common or preferred stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the future funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2005, and our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 23 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We have licensed our technologies to:

•	Merck & Co., Inc., or Merck;

•	The Sanofi-Aventis Group, or Sanofi-Aventis:

•	Merial Ltd., or Merial, a joint venture between Merck and Sanofi-Aventis;

•	Corautus Genetics Inc., or Corautus;

•	Aqua Health;

•	Invitrogen Corporation, or Invitrogen;

•	AnGes MG, Inc., or AnGes; and

•	Ten leading research institutions.

We have also licensed complementary technologies from:

•	Wisconsin Alumni Research Foundation, or WARF;

•	The University of Michigan;

•	Inovio Biomedical Corporation, or Inovio (formerly Genetronics Biomedical Corporation);

•	CytRx Corporation, or CytRx;

•	The National Institutes of Health, or NIH; and

•	The U.S. Centers for Disease Control and Prevention, or CDC.

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

Product Area	Project Target and Indication(s)	Development Status[1]	Development Rights
Infectious Disease
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
“	Bacillus anthracis (anthrax)	Phase 1	Vical
“	Influenza	Preclinical	Vical
“	Ebola virus	Phase 1	Vical/NIH
“	West Nile virus	Phase 1	Vical/NIH
“	HIV/EP	Research	Vical/NIH
“	SARS coronavirus	Phase 1	NIH
“	HIV	Phase 2	NIH
“	HIV	Phase 1	Merck
“	Hepatitis B virus	Research	Merck
“	Hepatitis C virus	Research	Merck
Cardiovascular
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
“	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
“	FGF-1, peripheral arterial disease	Phase 2	Sanofi-Aventis
Cancer
“	Allovectin-7® for metastatic melanoma	Phase 3	Vical/AnGes
Immunotherapeutic	IL-2/EP for metastatic melanoma	Phase 1	Vical
Tumor-associated antigen therapeutic vaccines	HER-2 and CEA for breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
“	Unspecified cancer[2]	Research	Merck
Veterinary
Preventive infectious disease vaccine(s)	Infectious Hematopoietic Necrosis Virus	Marketed in Canada	Aqua Health
“	Various undisclosed[2]	Research-Clinical	Merial
Protective cancer vaccine	Melanoma in dogs	Conditional U.S. license expected in 2006	Merial

[1]	“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug, or IND, application. “Phase 1” clinical trials include the first use of an investigational new drug in humans and are conducted in a small group of patients or normal volunteer subjects (20-80) to evaluate safety, determine a safe dosage range, and identify side effects, and, if possible, gain early evidence on effectiveness. “Phase 2” clinical trials are typically well controlled and conducted in a larger group of subjects (no more than several hundred) to evaluate effectiveness of an investigational drug for a defined patient population, and to determine common short-term side effects and risks associated with the drug. “Phase 3” clinical trials are conducted in an even larger group of subjects (several hundred to thousands) to evaluate the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling. For veterinary products, “Clinical” indicates testing in the target species.

[2]	Pursuant to our collaborative agreements, we are bound by confidentiality obligations to our collaborators that prevent us from publicly disclosing these targets and indications. Additionally, some project targets and indications cannot currently be disclosed because they have not yet been selected by our collaborators.

See the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, for a detailed discussion of our independent, collaborative and out-licensed product development programs.

Recent Events

The following events have recently occurred with respect to our technologies and applications and financing activities:

•	In October 2006, we announced that data from a study in mice showed an adjuvant originally developed to boost the immune response to DNA vaccines also boosts the immune response to a conventional seasonal influenza vaccine. Results from the studies suggest that our patented vaccine adjuvant known as Vaxfectin™ has the potential to be used as a dose-sparing agent with conventional flu vaccines against seasonal or pandemic flu strains. We are developing a Vaxfectin™ -formulated DNA vaccine designed to protect against emerging strains of flu virus that have the potential to cause a pandemic.

•	In October 2006, we announced that a single injection of our lead avian influenza DNA vaccine candidate provided 100% protection in ferrets against lethal challenge with a highly virulent H5N1 virus (Vietnam/1203/2004). Conventional vaccines under development for avian flu typically have required two or more doses in humans, even with novel adjuvants, to produce the immunogenicity levels expected to provide protection.

•	In October 2006, we announced conclusions from anthrax DNA vaccine studies in non-human primates. The conclusions included: 1) DNA vaccines encoding protective antigen, or PA, elicited protective immunity against lethal anthrax spore challenge that could not be predicted by post-vaccination antibody immune responses; 2) anthrax spore challenge resulted in more rapid and significantly higher anti-PA antibody responses and anthrax lethal toxin neutralizing antibody responses in DNA-vaccinated animals than in control animals; and 3) “pseudochallenge” with anthrax antigen also resulted in more rapid and measurably higher anti-PA antibody responses and anthrax lethal toxin neutralizing antibody responses in DNA-vaccinated animals than in control animals. The results of these studies suggest that the protective efficacy of DNA vaccines may be evaluable by measuring immune responses after a pseudochallenge with the same antigen that was encoded in the DNA vaccine rather than a challenge with the pathogen itself. This method may present a new pathway to evaluation of DNA vaccine efficacy.

•	In October 2006, we completed a $25.0 million registered direct offering of our common stock to a single institutional investor, in which we sold approximately 5.0 million shares pursuant to an effective shelf registration statement.

•	In October 2006, we completed a $12.5 million registered direct offering of our common stock to institutional investors, in which we sold approximately 2.5 million shares pursuant to an effective shelf registration statement.

•	In September 2006, we were issued U.S. Patent No. 7,105,574 covering both the novel Vaxfectin™ adjuvant and its use with conventional vaccines against infectious diseases and cancer.

•	In September 2006, we granted non-exclusive, academic licenses to our DNA delivery technology patent estate to six additional research institutions: Fred Hutchinson Cancer Research Center, Texas Tech University Health Sciences Center, University of Iowa, University of Notre Dame, University of Pittsburgh, and University of Washington. The academic licenses are intended to encourage widespread commercial use of our innovative DNA delivery technologies in the development of new antibodies, vaccines, therapeutic proteins, and diagnostics. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

•	In August 2006, we announced that a “prime-boost” vaccine regimen tested in 40 HIV-uninfected subjects in a NIH sponsored Phase 1 clinical trial was safe and well-tolerated, and was highly effective in inducing T-cell immune responses with multiple functions that may be important for controlling HIV infection. The trial involved priming an immune response with three doses of a plasmid DNA vaccine, based on our proprietary DNA delivery technology, and boosting the response with a single dose of adenoviral vector vaccine given at a later date.

•	In addition, our licensee Corautus recently announced that it did not plan to conduct further clinical trials for pDNA-based delivery of VEGF-2 for the treatment of peripheral arterial disease or coronary artery disease.

•	In August 2006, we completed a $9.8 million registered direct offering of our common stock to a single institutional investor, in which we sold approximately 2.1 million shares pursuant to effective shelf registration statements.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products. We earn revenue by performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $132.0 million in revenue under these types of agreements.

Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2006	2005	2006	2005
NIH contracts	$—	$0.1	$10.2	$1.1
U.S. Navy contracts	—	0.9	—	0.9
CMV grants	—	0.1	1.0	1.3
Anthrax grants	—	1.2	0.4	1.2
Other contracts and grants	0.4	0.2	1.5	0.9

Total contract and grant revenues	0.4	2.5	13.1	5.4

Merck license	—	—	—	3.0
AnGes license	—	—	—	1.0
Other royalties and licenses	0.2	0.2	0.3	0.8

Total royalty and license revenues	0.2	0.2	0.3	4.8

Total revenues	$0.6	$2.7	$13.4	$10.2

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2006	2005	2006	2005
Allovectin-7®	$1.3	$1.5	$4.5	$3.9
CMV	1.6	1.9	4.9	6.4
Anthrax	—	0.3	0.4	1.3
IL-2/EP	0.2	0.5	1.3	1.9
Other research, development, manufacturing and production	3.8	3.0	12.7	10.2

Total research, development, manufacturing and production	$6.9	$7.2	$23.8	$23.7

Since our inception, we estimate that we have spent approximately $268 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV and influenza and our cancer immunotherapeutic, IL-2/EP. We are in the early stages of clinical development of our vaccine candidate for CMV and our IL-2/EP program for solid tumors with an initial indication for metastatic melanoma, and in preclinical development of our influenza vaccine candidate, and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $30 million on our CMV program, and approximately $6 million on our IL-2/EP program.

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

We have also spent approximately $66 million from inception on our Allovectin-7® program. We have successfully completed a Special Protocol Assessment, or SPA, with the FDA for a Phase 3 clinical trial of Allovectin-7® that would be needed to support submission of a Biologics License Application, or BLA. Under our R&D Agreement with AnGes, we expect to complete the Phase 3 trial without significant additional independent expenditures. However, preparations for the BLA filing and commercialization, if pursued, are expected to require significant additional funds.

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

When we determine that the carrying value of intangible assets or long-lived assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. Our largest group of intangible assets with finite lives was patents and patents pending for our DNA delivery technology which had a net carrying value of approximately $3.1 million at September 30, 2006.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Financial Statements included in this Report.

Change in Accounting Method for Share-Based Compensation

As a result of the adoption of SFAS No. 123R, as discussed in Note 2 of the Notes to Financial Statements included in this Report, our loss from operations and net loss for the three and nine months ended September 30, 2006, was $0.4 million, or $0.01 per share, and $1.2 million, or $0.04 per share, respectively, higher than under our previous accounting method for share-based compensation.

Results of Operations

Three Months Ended September 30, 2006, Compared with Three Months Ended September 30, 2005

Total Revenues. Total revenues decreased $2.1 million, or 79.1%, to $0.6 million for the three months ended September 30, 2006, from $2.7 million for the three months ended September 30, 2005. Revenues from our contracts and grants were $0.4 million for the three months ended September 30, 2006, compared with $2.5 million for the three months ended September 30, 2005. Contract and grant revenue for the three months ended September 30, 2005, included revenues of $1.2 million and $0.9 million related to our anthrax grant and our contract with the U.S. Navy, respectively. License and royalty revenue was $0.2 million for the three months ended September 30, 2006 and 2005.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 5.0%, to $4.0 million for the three months ended September 30, 2006, from $4.2 million for the three months ended September 30, 2005. This decrease was primarily the result of a reduction in the use of outside contractors to conduct safety studies.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.1 million, or 2.6%, to $2.9 million for the three months ended September 30, 2006, from $3.0 million for the three months ended September 30, 2005. This decrease was primarily the result of a reduction in use of scientific supplies used in the manufacturing process.

General and Administrative Expenses. General and administrative expenses were unchanged at $1.9 million for the three months ended September 30, 2006 and 2005, respectively.

Investment Income. Investment income increased $0.4 million, or 103.0%, to $0.8 million for the three months ended September 30, 2006, from $0.4 million for the three months ended September 30, 2005. This increase was primarily the result of higher rates of return on our investments during the three months ended September 30, 2006, and higher average cash and short-term investment balances.

Interest Expense. Interest expense decreased $71,000, or 55.0%, to $58,000 for the three months ended September 30, 2006, from $129,000 for the three months ended September 30, 2005. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Nine Months Ended September 30, 2006, Compared with Nine Months Ended September 30, 2005

Total Revenues. Total revenues increased $3.2 million, or 31.8%, to $13.4 million for the nine months ended September 30, 2006, from $10.2 million for the nine months ended September 30, 2005. Revenues from our contracts and grants were $13.1 million for the nine months ended September 30, 2006, compared with $5.4 million for the nine months ended September 30, 2005. Revenues from the shipment of clinical lots of DNA vaccines to the VRC totaled $10.2 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. Revenues from various NIH grants, including grants related to CMV, totaled $2.8 million and $3.2 million for the nine months ended September 30, 2006 and 2005, respectively.

License and royalty revenue was $0.3 million for the nine months ended September 30, 2006, compared with $4.8 million for the nine months ended September 30, 2005. The nine months ended September 30, 2005, included license fees received from Merck and AnGes, which totaled $3.0 million and $1.0 million, respectively.

Research and Development Expenses. Research and development expenses decreased $0.6 million, or 4.7%, to $12.9 million for the nine months ended September 30, 2006, from $13.5 million for the nine months ended September 30, 2005. The nine months ended September 30, 2005, included royalty payments made to the WARF in connection with the Merck and AnGes license fees. In addition, we had a lower average headcount during the nine months ended September 30, 2006, when compared to the prior period.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.7 million, or 6.9%, to $10.9 million for the nine months ended September 30, 2006, from $10.2 million for the nine months ended September 30,

2005. This increase was primarily the result of the recognition of contract manufacturing costs associated with the shipment of clinical lots of DNA vaccines to the VRC during the current period. This increase was offset by a decrease in facility related costs in the current period as a result of the shutdown of one of our facilities in the prior period and a decrease in the use of scientific supplies used in the manufacturing process.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 14.0%, to $6.7 million for the nine months ended September 30, 2006, from $5.9 million for the nine months ended September 30, 2005. The increase was primarily the result of increased stock compensation expense related to the implementation of SFAS No. 123R.

Investment Income. Investment income increased $0.9 million, or 80.6%, to $2.1 million for the nine months ended September 30, 2006, from $1.2 million for the nine months ended September 30, 2005. This increase was primarily the result of higher rates of return on our investments during the nine months ended September 30, 2006, and higher average cash and short-term investment balances.

Interest Expense. Interest expense decreased $0.2 million, or 45.7%, to $0.2 million for the nine months ended September 30, 2006, from $0.4 million for the nine months ended September 30, 2005. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements and grants. From our inception through September 30, 2006, we have received approximately $132.1 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $258.3 million from the sale of equity securities. As of September 30, 2006, we had working capital of approximately $67.4 million, compared with $63.4 million at December 31, 2005. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $69.9 million at September 30, 2006, compared with $66.5 million at December 31, 2005. The increase in our cash, cash equivalents and marketable securities in the nine months ended September 30, 2006, was due primarily to the sale of our common stock which was offset by the use of cash to fund our operations and to pay our equipment financing obligations.

Net cash used in operating activities was $9.8 million and $17.2 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2006, compared with the same period in the prior year, was primarily the result of a decrease in our net loss due to the gross profit derived from the VRC production orders and by a decrease in accounts receivable balances.

Net cash provided by investing activities was $0.4 million and $19.3 million for the nine months ended September 30, 2006 and 2005, respectively. The decrease in cash provided by investing activities for the nine months ended September 30, 2006, compared with the same period in the prior year, was primarily the result of a decrease in net maturities of investments in marketable securities.

Net cash provided by (used in) financing activities was $13.9 million and ($2.5) million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2006, compared with the same period in the prior year, was primarily the result of the sale of our common stock which was partially offset by a decrease in proceeds from equipment financing arrangements.

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file a shelf registration statement, which was declared effective in March 2006, that allows us to raise up to an additional $31.6 million from the sale of common or preferred stock. However, additional financing may not be available on favorable terms or at all.

If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our operating needs through at least December 31, 2008.

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

As of September 30, 2006, we had employment agreements that contained severance arrangements with each of our three executive officers and three other executives. Under these agreements, we are obligated to pay severance if we terminate an executive officer’s or other executive’s employment other than for “cause” or “disability,” or if an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from nine to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.2 million if each executive officer and other executive was terminated at September 30, 2006.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at September 30, 2006. At September 30, 2006, our unrealized gain on non-equity investments was $0.1 million. We expect lower investment income for the full year 2006 compared with 2005 due to lower investment balances.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independent product candidates currently in ongoing clinical evaluation include our CMV vaccine, for which we initiated Phase 2 clinical testing in early 2006, and our IL-2/EP program, which is currently in Phase 1 clinical testing. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2/EP trials, and our IL-2/EP program may not demonstrate sufficient safety and efficacy to support product approval.

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

Some collaborators or licensees may not succeed in their product development efforts, such as Corautus, which recently announced that it did not plan to conduct further clinical trials for the treatment of peripheral arterial disease or coronary artery disease involving pDNA-based delivery of VEGF-2. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements, or may cease to support our development and commercialization efforts.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we have entered into agreements to manufacture DNA vaccines for the VRC. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, our 2003 subcontract agreement to manufacture bulk DNA vaccines for the VRC expires in December 2006.

If we fail to satisfy our remaining contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the 2003 subcontract agreement, we may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at our expense, delivering to the VRC any uncompleted or partially completed work and/or other government property in our possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, we have twice been obligated to remanufacture at our expense a component of a vaccine under our 2003 subcontract agreement with the VRC. We believe we will be able to deliver the remaining component of the vaccine in a timely manner in accordance with the terms of the contract. The performance of any future corrective actions could have a material adverse impact on our financial results in the period or periods affected.

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

Government agencies may fail to perform their responsibilities under these agreements, which may cause them to be terminated by the government agencies. In addition, we may fail to perform our responsibilities under these agreements. Many of our government agreements are subject to audits which may occur several years after the period to which the audit relates. If an audit identifies significant unallowable costs, we could incur a material charge to our earnings or reduction in our cash position. As a result, we may be unsuccessful entering or ineligible to enter into future government agreements.

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

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $24.4 million, $23.7 million and $24.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of September 30, 2006, we had incurred cumulative net losses totaling approximately $178.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file a shelf registration statement, which was declared effective in March 2006, that allows us to raise up to an additional $31.6 million from the sale of common or preferred stock. However, we may not be able to raise additional funds on favorable terms, or at all.

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

We are the assignee or co-assignee of 50 issued U.S. and foreign patents. We are also co-assignee, together with Sanofi Pasteur and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. Among these issued patents, a Japanese patent related to our core DNA delivery technology is the subject of two Trials for Invalidation, or TFIs; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 61 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Two of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

Some of our competitors are established companies with greater financial and other resources than we have. Other companies may succeed in developing products and obtaining regulatory approval from the FDA or comparable foreign agencies faster than we do, or in developing products that are more effective than ours. Research and development by others may seek to render our technologies or products obsolete or noncompetitive or result in treatments or cures superior to any therapeutics developed by us. Furthermore, our products may not gain market acceptance among physicians, patients, healthcare payers and the medical communities. If any of our products do not achieve market acceptance, we may lose our investment in that product, which could have a material adverse impact on our operations.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2003, to September 30, 2006, our stock price has ranged from $2.12 to $8.14. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Our certificate of incorporation and bylaws include anti-takeover provisions, such as a classified board of directors, a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some stockholders. In addition, they may discourage or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

The issuance of preferred stock could adversely affect our common stockholders.

We have on file an effective shelf registration statement that allows us to raise up to an additional $31.6 million from the sale of common or preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.29(3)	Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

10.52(4)	Master Security Agreement dated August 23, 2006, between the Company and Oxford Finance Corporation.

10.53	Amendment dated May 19, 2006, to Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

31.1(i)	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(i)	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.

(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q filed on November 14, 2002.

(4)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K filed on August 25, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 8, 2006	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)