Form 10-K
period 2006-12-31
VICAL INC
filed 2007-02-23
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 000-21088

VICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	93-0948554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10390 Pacific Center Court, San Diego, California	92121-4340
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 646-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the National Association of Securities Dealers Automated Quotation National Market System on June 30, 2006, was approximately $163,459,000.

The number of shares of common stock outstanding as of February 20, 2007, was 39,184,584.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2007	Part III

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

PART I

ITEM 1. BUSINESS

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. We believe the following areas of research offer the greatest potential for our product development efforts:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant U.S. needs;

•	Vaccines for general pediatric, adolescent and adult populations for infectious disease applications; and

•	Cancer vaccines or immunotherapies which complement our existing programs and core expertise.

We currently have four active independent development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded by AnGes MG, Inc., or AnGes through cash payments and equity investments, under a research and development agreement;

•	A Phase 2 clinical trial using our cytomegalovirus, or CMV, DNA vaccine in hematopoietic cell transplant patients;

•	A Phase 1 clinical trial of electroporation-enhanced delivery of interleukin-2 DNA, or IL-2, utilizing our delivery technology with an initial indication in metastatic melanoma; and

•	A pandemic influenza DNA vaccine candidate using our proprietary Vaxfectin™ as an adjuvant which is expected to begin Phase 1 clinical testing in 2007.

We have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or Merck, the Sanofi-Aventis Group, or Sanofi-Aventis, and AnGes, among other research-driven biopharmaceutical companies. In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease. We believe this approval is an important step in the validation of our DNA delivery technology.

The National Institutes of Health, or NIH, has clinical stage vaccine programs based on our technology in five infectious disease targets: HIV, pandemic influenza, Ebola, West Nile virus, or WNV, and severe acute respiratory syndrome, or SARS. We work with the NIH under Collaborative Research and Development Agreements, or CRADAs, and license agreements to further develop our technology. Under the agreements, the NIH fully funds the programs while in certain cases we maintain commercialization rights.

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the NIH and the U.S. Centers for Disease Control and Prevention, or CDC. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and MIT. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

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

Our Core Technology

The key discovery leading to our patented core technology was that muscle tissues can take up polynucleotide genetic material, such as DNA or RNA, directly, without the use of viral components or other delivery vehicles, and subsequently express the proteins encoded by the genetic material for periods ranging from weeks to more than a year. Our approach typically involves designing and constructing closed loops of DNA called plasmids, or pDNAs. These pDNAs contain a DNA segment encoding the protein of interest, as well as short segments of DNA that control protein expression. Plasmids can be manufactured using uniform methods of fermentation and processing. This could result in faster development and production times than technologies that require development of product-specific manufacturing processes.

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

•	Convenience. Our DNA-based biopharmaceutical product candidates are intended to be administered on an outpatient basis;

•	Safety. Our product candidates contain no infectious components that may cause unwanted immune responses, infections, or malignant and permanent changes in the targeted cells’ genetic makeup;

•	Repeat Administration. Our product candidates contain no infectious components that may preclude multiple dosing with a single product or use in multiple products;

•	Ease of Manufacturing. Our product candidates are manufactured using uniform fermentation and purification procedures; and

•	Cost-Effectiveness. Our DNA delivery technologies may be more cost-effective than other approaches. They may also cause fewer potential side effects, which may reduce per patient treatment costs.

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in four broad applications:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or dead pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe an important step in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to sell its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus.

Vaccines are generally recognized as the most cost-effective approach for infectious disease healthcare. However, the technical limitations of conventional vaccine approaches have constrained the development of effective vaccines for many diseases. Development of vaccines based on conventional methods requires significant infrastructure in research and manufacturing. In addition, the safety risks associated with certain conventional vaccine approaches may offset their potential benefits. We believe our potential vaccine products may be simpler to manufacture than vaccines made using live viruses or protein subunit approaches including those involving mammalian, avian or insect cells, or egg-based, culture procedures. In addition, our DNA delivery technologies may accelerate certain aspects of vaccine product development such as nonclinical evaluation and manufacturing.

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

We have researched delivery enhancements that may complement our core DNA delivery technology and may help us develop cancer therapies. Our current clinical-stage approach consists of directly injecting lesions with certain plasmids which, upon uptake into cells, direct the production of the encoded immunostimulatory proteins. The plasmids may be complexed with a cationic lipid-based delivery system or injection may be followed by electroporation. The ease of manufacture, convenience, and ability to repeat administration may offer advantages over current modalities of therapy. In addition, cancer therapies using non-viral DNA delivery may offer an added margin of safety compared with viral-based delivery, as no viral DNA/RNA or viral particles are contained in the formulation.

Studies in animals have demonstrated the safety and potential efficacy of this approach. Subsequently, in human studies, a very low incidence of treatment-related serious adverse events has been observed. As a step towards validation of DNA technology in vaccines, a pDNA therapeutic melanoma vaccine for dogs developed by Merial that utilizes our proprietary DNA technology is expected by Merial to receive conditional approval in early 2007.

Cardiovascular

Our core DNA delivery technology may allow the targeted delivery of certain proteins with potential therapeutic value in the emerging field of angiogenesis, the goal of which is inducing the growth of new blood vessels to replace those blocked by disease. Angiogenesis has been shown to occur by the exogenous administration of angiogenic growth factors. We believe that the localized and sustained expression of these growth factors from plasmids will be both safe and effective. See “Collaborations and Licensing Agreements—Corporate Collaborators—Out-licensing.”

Veterinary

Prior to its development for human therapy, our DNA delivery technologies were extensively tested in animals. Research scientists have published numerous papers detailing favorable results in many species and covering a broad range of disease indications. Animal health encompasses two distinct market segments: livestock, or animals bred and raised for food or other products, and, companion animals, or pets. See “Collaborations and Licensing Agreements—Corporate Collaborators—Out-licensing.”

Business Strategy

There are four basic elements to our business strategy:

Develop Products Independently

We currently focus our resources on the independent development of infectious disease vaccines and cancer immunotherapeutics. The selection of targets for our independent development programs is driven by three key criteria: the complexity of the product development program, competition, and commercial opportunities. We intend to retain significant participation in the commercialization of any independently developed proprietary DNA vaccines and therapeutics that receive regulatory approval, although we may choose to enlist the support of partners to accelerate product development and commercialization.

Infectious Disease Vaccines. Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we have primarily focused our resources on the development of a DNA based vaccine against CMV. We are also developing a vaccine against pandemic influenza. We believe our technologies may lead to the development of novel preventive or therapeutic vaccines for infectious disease targets and DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

Cancer Therapies. In the cancer area, we are primarily focusing our resources on the development of Allovectin-7® as a potential treatment for metastatic melanoma, an aggressive form of skin cancer. We are also exploring the use of plasmid-based, electroporation, or EP, for enhanced delivery of IL-2, an immunotherapeutic agent, as a potential treatment for solid tumors, with an initial indication in metastatic melanoma.

Enhance and Expand Our Technologies

We are actively pursuing the refinement of our plasmids and formulations, the evaluation of potential enhancements to our core technologies and the exploration of additional DNA delivery technologies. We are developing future product candidates based on these technologies through nonclinical and clinical testing to determine their safety and efficacy. We also seek to develop additional applications for our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or additional licensing opportunities. In addition, we continually evaluate compatible technologies or products that may be of potential interest for in-licensing or acquisition. We license intellectual property from companies holding complementary technologies, such as electroporation and needle-free injections, to leverage the potential of our own DNA delivery technologies and to further the discovery of innovative therapies for internal development.

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cardiovascular diseases and cancer. Our current independent development programs focus on metastatic melanoma, CMV, and pandemic influenza. The table below summarizes our independent programs and corporate and government collaborations.

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Preclinical	Vical
Cancer Immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
”	IL-2/EP, metastatic melanoma	Phase 1	Vical

Corporate Collaborations
Infectious disease vaccine	HIV	Phase 1	Merck
”	Hepatitis B virus	Research	Merck
”	Hepatitis C virus	Research	Merck
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer[2]	Research	Merck
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	FGF-1, peripheral arterial disease	Phase 2	Sanofi-Aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed[2]	Research-Clinical	Merial
Therapeutic cancer vaccine (animal health)	Canine melanoma	Conditional U.S. license expected in 2007	Merial

Government Collaborations
Infectious disease vaccine	Ebola virus	Phase 1	NIH
”	West Nile virus	Phase 1	NIH
”	SARS coronavirus	Phase 1	NIH
”	HIV	Phase 2	NIH

[1]

“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for filing an Investigational New Drug, or IND, application. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational drug for a defined patient population, and to determine common short-term side effects and risks associated with the drug. “Phase 3” clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling. For life-threatening diseases, initial human testing generally is done in patients afflicted with the target disease rather than healthy subjects. These studies may provide results traditionally obtained in Phase 2 trials and are referred to as “Phase 1/2” trials.

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

Independent Programs Targeting Infectious Diseases

Cytomegalovirus Vaccine

In 2003, we announced our first independent product development program focused on infectious diseases, a DNA-based immunotherapeutic vaccine against CMV. Our CMV vaccine is intended to induce both cellular and antibody immune responses against the target pathogen without the safety concerns that live-attenuated virus vaccines pose for immunocompromised patients. Currently, there is no approved vaccine for CMV.

The Institute of Medicine of the National Academy of Sciences estimated the cost of treating the consequences of CMV infection in the United States at more than $4 billion per year in a 1999 report, and placed a CMV vaccine in its first priority category on the basis of cost-effectiveness. Furthermore, the National Vaccine Advisory Committee in 2004 agreed that increased research support by the NIH, CDC and vaccine manufacturers is critical for developing an effective CMV vaccine that prevents death, deafness, and central nervous system injury due to congenital CMV infection. Our initial focus is on the transplantation indication, which we believe, if successful, should allow proof-of-concept that could then lead to the opportunity to develop a CMV vaccine for other groups such as at-risk women of reproductive age.

Our CMV vaccine product development program is based on:

•	CMV genes that encode immunogenic proteins associated with protective antibody and cellular immune responses; and

•

Our DNA vaccine technologies that have the ability to induce cellular immune responses and trigger production of antibodies without the safety concerns that conventional attenuated vaccines have posed for immunocompromised patients.

Our CMV vaccine uses pDNA encoding two highly immunogenic proteins of the CMV virus, phosphoprotein 65 and glycoprotein B. In laboratory animal testing, our vaccine candidate demonstrated potent and specific immune responses against the encoded CMV immunogens. Preclinical testing of our CMV vaccine also established its safety.

We initiated a Phase 1 clinical trial of our CMV vaccine in March 2004. Subjects in the trial were healthy adults that were monitored primarily for safety, with secondary endpoints of immunogenicity. The trial tested two dosing levels and two dosing schedules, with approximately half of the subjects in the trial having prior exposure to CMV (referred to as seropositive) and half with no evidence of prior exposure (referred to as seronegative).

Results from the Phase 1 trial indicated that our CMV vaccine was safe and well-tolerated by a majority of subjects, with temporary injection site pain being the most common side effect. The vaccine induced antibody and T-cell immune responses at both dose levels and both dosing schedules tested. Based on these results, we designed a Phase 2 study in hematopoietic cell transplant, or HCT, patients which opened for enrollment in 2006. Our Phase 2 CMV trial is a placebo-controlled randomized study which calls for enrollment of 80 donor and recipient pairs. Patients will be randomized on a 1:1 basis. The primary endpoints are safety and the occurrence rate of clinically significant viremia.

In 2005, the Office of Orphan Products Development of the U.S. Food and Drug Administration, or FDA, designated our vaccine against CMV as an orphan drug for the prevention of clinically significant CMV viremia,

CMV disease and associated complications in at-risk HCT and solid organ transplant populations. In addition, we have been awarded approximately $4.1 million for research and development related to our CMV vaccine program under three grants from the National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH.

About CMV

CMV is a herpes virus that infects more than half of all adults in the United States by age 40, and is even more widespread in developing countries. While a healthy immune system typically protects an infected person against CMV disease, it rarely succeeds in completely eliminating the infection, and those whose immune systems are not fully functional are at high risk of CMV reactivation, potentially leading to severe illness or death. These include transplant patients who take immunosuppressive drugs, AIDS patients, and fetuses and newborns of mothers who first become infected during pregnancy.

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

Approximately one in a hundred CMV seronegative women in the United States develop primary CMV infection during pregnancy and give birth to a congenitally infected infant, leading to severe consequences in about 3,000 infants and death in about 800 infants per year. More children are affected by congenital CMV, than other, better known childhood conditions, such as Down Syndrome, fetal alcohol syndrome, and spina bifida, according to the CDC in 2006. Congenital CMV infection is the leading infectious cause of deafness, learning disabilities, and mental retardation in children. The substantial costs associated with congenital CMV are related to the lifelong disabilities associated with symptomatic infection, since patients require lifelong residential care and medical intervention. Nearly 3,000 immunocompromised patients suffer from CMV infection in the United States each year, causing severe consequences in more than half of the cases and death in more than 150 cases.

Influenza Vaccine

In 2005, we received a $0.5 million grant from the NIAID to support the development of a DNA vaccine against seasonal influenza and a two-year, $2.9 million challenge grant from the NIAID to support the development of a DNA vaccine against naturally emerging or weaponized strains of influenza. Funding under the challenge grant was released in stages upon the achievement of development milestones. In the initial activities covered by the challenge grant, we collaborated with St. Jude Children’s Research Hospital, a world-renowned center of expertise in influenza research, including pandemic influenza research.

In 2005, we achieved the first milestone in this challenge grant which was based on the successful design, manufacturing, and initial immunogenicity testing of an H5-based influenza vaccine. We showed that our influenza H5 HA DNA vaccine is immunogenic in animals.

During the second quarter of 2006, we achieved the second milestone under the challenge grant which included challenging DNA-vaccinated animals with a virulent Vietnam strain of H5N1 influenza virus. The data showed that our DNA vaccine provided complete protection of mice and ferrets against lethal challenges with the H5N1 influenza virus as well as protection of mice against multiple human influenza strains.

Data from subsequent studies demonstrated that a single injection of our lead influenza vaccine candidate provided 100% protection in ferrets against lethal challenge with a highly virulent H5N1 virus (A/Vietnam/

1203/04). Conventional vaccines under development for pandemic influenza typically have required two or more doses in humans, even with novel adjuvants, to produce the immunogenicity levels expected to provide protection.

Our approach is to include vaccine components which we believe will provide potential cross strain protection, particularly against severe disease and mortality, unlike conventional influenza vaccines which provide symptomatic relief through antibodies alone and are unlikely to protect against severe disease and mortality if the strain match is not correct. Our lead influenza vaccine candidate uses pDNA encoding two highly-conserved influenza virus proteins—nucleoprotein (NP) and ion channel protein (M2)—plus the H5 (hemagglutinin) influenza virus surface protein, and is formulated with our patented Vaxfectin™ adjuvant. We are now completing the preclinical safety testing that will lead to initial human studies. We expect to advance into human testing in 2007.

Data from a study in mice showed that Vaxfectin™, originally developed to increase the immune response to DNA vaccines, also increases the immune response to a conventional seasonal influenza vaccine. Results from the study suggest that Vaxfectin™ has the potential to be used as a dose-sparing agent with conventional influenza vaccines against seasonal or possibly pandemic influenza strains.

About Influenza

Seasonal influenza is a respiratory illness that can be transmitted person to person. It is caused by one of two currently circulating influenza A virus HA subtypes (H1 and H3), which originated in other species before spreading to humans, or by an influenza B virus, which affects only humans. Other influenza A strains also might change over time to infect and spread among humans. Most people have some immunity through prior exposure and/or vaccination. Because influenza A viruses are constantly changing, new vaccines are required each year. Seasonal influenza can cause mild to severe illness with symptoms typically including fever, headache, severe fatigue, cough, sore throat, and muscle aches. The elderly, young children and others with chronic health problems are at high risk for more serious influenza complications. Each year in the United States, between 5% and 20% of the population gets influenza, more than 200,000 are hospitalized for complications, and about 36,000 people die from influenza.

Avian influenza is caused by influenza A viruses that occur naturally among wild birds. Most of the hundreds of strains of avian influenza remain in birds and cause only mild disease symptoms. Some strains of H5N1 avian influenza virus have become highly pathogenic in recent years and can be deadly to domestic poultry as well as certain wild birds. They can be transmitted from birds to humans. Most cases of H5N1 influenza infection in humans have resulted from contact with infected poultry or surfaces contaminated by infected birds. The spread of H5N1 virus from person to person has been limited, but continued changes to the H5N1 virus could result in a strain that is more easily able to spread from person to person. Because humans have no prior exposure to H5, they have no immunity. Symptoms of avian influenza in humans have ranged from typical human influenza-like symptoms to pneumonia, severe respiratory complications, and death.

Pandemic influenza is virulent human influenza that causes a global outbreak, or pandemic, of serious illness. A pandemic could begin if H5N1 virus or another avian influenza strain changes to a form that can easily spread easily from person to person.

Other Infectious Diseases

We also are developing or have developed vaccines for other infectious diseases. For example, in April 2005 we were awarded a grant from the NIAID for the partial funding of the development of a DNA vaccine against herpes simplex virus. We have also performed preclinical development and completed a Phase 1 clinical trial on an anthrax vaccine designed to provide broader protection against weaponized forms of anthrax. This development work was supported, in part, by two grants received from the NIAID. Because funding needed to support further clinical development is not currently available to us we do not intend to pursue further development of our anthrax vaccine candidate at this time.

Independent Programs Targeting Cancer

Allovectin-7®

Allovectin-7® is a plasmid/lipid complex containing the DNA sequences encoding HLA-B7 and ß2 microglobulin, which together form a major histocompatibility complex, or MHC, class I. Injection of Allovectin-7® directly into tumor lesions may augment the immune response to metastatic tumors by one or more mechanisms. In HLA-B7 negative patients, a vigorous allogeneic immune response may be initiated against the foreign MHC class I antigen. In all patients ß2 microglobulin could increase tumor antigen presentation to the immune system. In any patient, a pro-inflammatory response may occur that induces tumor responses following intralesional injection of the pDNA/lipid complex. The goal of all three of these mechanisms is to initially cause recognition of the tumor at the local site to allow a then sensitized immune response to recognize un-injected tumors at distant metastatic sites.

In 2001, we began a high-dose, 2 mg, Phase 2 trial evaluating the Allovectin-7® immunotherapeutic alone for patients with stage III or stage IV melanoma, who have few other treatment options. The high-dose Phase 2 trial completed enrollment in 2003. The data showed that the trial had a total of 15 responders among the 127 patients receiving the high dose (11.8 percent), with four of the patients having complete responses and 11 having partial responses. The Kaplan-Meier estimated median duration of response was 13.8 months. The Kaplan-Meier median survival was 18 months. The safety profile was excellent with no reported Grade 3 or Grade 4 adverse events associated with Allovectin-7®.

Based on detailed guidance received from the FDA in End-of-Phase 2 meetings, we subsequently completed a Special Protocol Assessment, or SPA, with the FDA for a Phase 3 trial of high-dose, 2 mg, Allovectin-7® for certain patients with stage III or stage IV melanoma. The SPA specifies the trial objectives and design, clinical endpoints, and planned analyses expected to be needed for product approval.

In January 2007 we announced that we enrolled the first patient in the Allovectin-7® Phase 3 trial. The Phase 3 trial will be conducted in accordance with the related SPA completed with the FDA at up to 50 clinical sites. The Phase 3 trial calls for enrollment of approximately 375 patients with recurrent metastatic melanoma. Patients may have been previously treated with surgery, adjuvant therapy, and/or biotherapy, but cannot have been previously treated with chemotherapy. The patients will be randomized on a 2:1 basis; approximately 250 patients will be treated with Allovectin-7® and approximately 125 will be treated with their physician's choice of either of two chemotherapy agents, dacarbazine or temozolomide. The primary endpoint is a comparison of objective response rates at six months or more after randomization. The study will also evaluate safety and tolerability as well as survival as secondary endpoints.

AnGes is funding the clinical trial under a research and development agreement. The funding will consist of purchases by AnGes of up to $10.85 million of restricted shares of our common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. All of the funding provided by AnGes, including those funds used to purchase our common stock, must be used for costs related to the Allovectin-7® Phase 3 trial.

IL-2/EP

In 2005, we initiated a Phase 1 study which incorporated the enhanced delivery of plasmids encoding human IL-2 for patients with recurrent metastatic melanoma. Intravenous delivery of IL-2 protein is approved in the U.S. as a treatment for metastatic melanoma and renal cell carcinoma, but frequently causes severe systemic toxicities. The novel treatment approach being studied in this trial involves direct injection into a tumor lesion of pDNA encoding IL-2 followed by electroporation, a process involving the application of electrical pulses to targeted tissues to potentially open pores in cell membranes and allow greater transfer of material into the targeted cells. The trial is designed to determine the potential benefits of EP with our DNA delivery technology for use in a variety of applications. The pDNA is designed to cause cells within the tumor to produce high levels of IL-2 protein locally for an extended period of time and stimulate the immune system to attack the tumor without the associated IL-2 systemic toxicities.

Our Phase 1 study consists of treatments which will be administered once a week in two four-week cycles, with each cycle followed by a two-week observation period. The initial dose-escalation phase of the trial has enrolled up to three patients each at doses of 0.5 mg, 1.5 mg and 5 mg delivered to a single tumor lesion per patient, with a final group receiving 5 mg in each of three tumor lesions per patient. Up to 17 additional patients will be treated at the highest tolerated dose. The primary endpoint in the trial is safety. Secondary efficacy endpoints will also be monitored.

We have entered into an exclusive worldwide licensing and supply agreement with Inovio Biomedical Corporation, or Inovio, for the use of its electroporation technology for specified applications. This Phase 1 study is the first application of the electroporation technology we have licensed from Inovio to advance to human safety testing.

About Metastatic Melanoma

The American Cancer Society estimated that approximately 60,000 new diagnoses of, and approximately 8,100 deaths from, melanoma will occur in 2007 in the United States. Currently, there are no consistently effective therapies for advanced cases of malignant melanoma where the cancer has spread to other parts of the body, or metastasized. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with advanced metastatic melanoma, median survival typically ranges from six to ten months.

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

In 2003, we amended the agreement, providing Merck options for rights to use our core DNA delivery technology for three cancer targets. The two disclosed targets were human epidermal growth factor receptor 2, or HER-2 and carcinoembryonic antigen, or CEA. In addition, Merck returned rights to us for certain infectious disease vaccines. Merck has retained rights to use the licensed technology for HIV, hepatitis C virus, and hepatitis B virus. In June 2005, Merck exercised the options related to three cancer targets that were granted under the 2003 amendment. As a result of the option exercise, we received a payment of $3.0 million.

In 2005, we further amended the agreement with Merck to grant renewable options for rights to use our patented non-viral gene delivery technology for additional cancer targets. In exchange, we obtained non-exclusive, sublicenseable rights to use the licensed technology for vaccines against HIV. Merck also obtained a fixed-term option to exclusively sublicense from us electroporation-enhanced delivery technology for use with HIV vaccines, on terms to be negotiated.

In 2005, Merck initiated a Phase 1 clinical trial of a DNA cancer vaccine based on our DNA gene delivery technology that uses pDNA encoding HER-2 and CEA. As a result of Merck reaching this milestone, we received a payment of $1.0 million. The Phase 1 trial will evaluate the safety, tolerability and immunogenicity of the vaccine. Further development may lead to additional milestone and royalty payments.

Merck is also testing single-gene DNA vaccines for HIV, including a vaccine based on our technology and a vaccine using an adenoviral vector, in uninfected human subjects and in human subjects already infected with HIV and receiving highly active anti-retroviral therapy. Merck continues to evaluate the potential for use of all of its HIV vaccine candidates, including those based on our core DNA delivery technology, and expects to make further decisions regarding these programs after all of the data from ongoing clinical trials are evaluated.

Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by our agreement with Merck are commercialized. For some indications, we may have an opportunity to co-promote product sales. Merck has the right to terminate this agreement without cause upon 90 days prior written notice.

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

AnGes is developing DNA-based delivery of HGF for indications related to peripheral arterial disease, or PAD, a severe condition caused by blockage of arteries feeding the foot and lower leg, and ischemic heart disease, or IHD, which affects blood supply to the heart muscle. AnGes initiated a Phase 2 trial in the United States and a Phase 3 trial in Japan in 2003 and 2004, respectively, with DNA-based HGF for PAD. AnGes also initiated a Phase 1 trial in the United States for IHD in 2004. AnGes has partnered with Daiichi Pharmaceutical Co., Ltd., a wholly owned subsidiary of Daiichi Sankyo Company Limited, for worldwide development and commercialization of DNA-based HGF for PAD and IHD. In February 2006, AnGes announced that it had completed the dosing phase of its PAD Phase 2 trial in the United States and that early indications suggest that the treatment was well-tolerated and showed signs of efficacy with no safety issues. In January 2007, AnGes announced that enrollment in its PAD Phase 3 angiogenesis trial in Japan had reached the number needed for a preliminary evaluation of efficacy. While the trial will continue to enroll and treat additional patients, if the data from the preliminary evaluation is sufficiently positive, AnGes intends to file an application for marketing approval in Japan based on the preliminary data.

Sanofi-Aventis. In 1999, a division of Sanofi-Aventis, formerly Centelion, began testing the DNA delivery of a gene encoding fibroblast growth factor 1, or FGF-1, an angiogenic growth factor, in patients with PAD. In 2000, Sanofi-Aventis licensed the rights to our core DNA delivery technology for cardiovascular applications using FGF-1. Published interim results from an open-label Phase 1 clinical trial indicated that the FGF-1 plasmid-based therapeutic was well-tolerated, with no serious adverse events considered related to the treatment. Interim results reported in this same publication demonstrated reduction in pain and evidence of newly visible blood vessels three months after treatment.

Sanofi-Aventis completed its double-blind, placebo-controlled Phase 2 trial of its FGF-1 plasmid-based therapeutic in the United States and Europe. In March 2006, Sanofi-Aventis released encouraging data from the

Phase 2 trial at the 55th Annual Scientific Session of the American College of Cardiology in Atlanta, Georgia, demonstrating improvement in amputation-free survival in patients with critical limb ischemia, an advanced stage of PAD. Sanofi-Aventis has announced plans to begin a Phase 3 study of the FGF-1 plasmid-based therapeutic in 2007. The trial is designed to be conducted in patients with critical limb ischemia, with combined trial endpoints of major amputation or death. Assuming the Phase 3 trial proceeds as planned, Sanofi-Aventis projects submission for regulatory approval of the therapeutic by 2010.

Our agreement with Sanofi-Aventis specifies that we will receive milestone payments plus royalties as products advance through commercialization. Sanofi-Aventis has the right to terminate our agreement without cause upon 60 days prior written notice.

Corautus. In 2000, Vascular Genetics Inc., a predecessor company to Corautus Genetics Inc., or Corautus, licensed the rights to our core DNA delivery technology for cardiovascular applications using vascular endothelial growth factor 2, or VEGF-2. Corautus recently announced that it did not plan to conduct further clinical trials for the treatment of peripheral arterial disease or coronary artery disease involving DNA-based delivery of VEGF-2, and that it is pursuing a reverse merger with a private biotechnology company.

Aqua Health. In 2003, we granted a non-exclusive license to Aqua Health for use in Canada of our core DNA delivery technology in a vaccine against a disease that affects both wild and farm-raised fish. In 2005, Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus. We believe this approval is an important step in the validation of our DNA delivery technology. We have recognized de minimus license fees and royalty revenues on sales of this vaccine. Aqua Health has the right to terminate this agreement without cause upon 60 days prior written notice.

Merial. In 2004, we granted an exclusive license to Merial for use of our core DNA delivery technology to develop a therapeutic vaccine to treat dogs with melanoma. Under the agreement, Merial is responsible for research and development activities. If Merial is successful in developing and marketing this product, milestone payments and royalties on sales of the resulting product would be due to us. In 2005, Merial advised us that initial trials of a pDNA melanoma vaccine for dogs had been completed. Merial expects the vaccine to receive approval from the United States Department of Agriculture for conditional license use by early 2007. Merial has the right to terminate this agreement without cause upon 60 days prior written notice.

Invitrogen. In 1991, we licensed the use of certain proprietary lipids for research products applications to Invitrogen. Invitrogen manufactures and markets these lipid compounds, and pays royalties to us on the sales of the lipids. Invitrogen has the right to terminate this agreement without cause upon 60 days prior written notice.

Government Collaborators

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

NIH Vaccine Research Center

The NIH through its Dale and Betty Bumpers Vaccine Research Center, or VRC, has clinical stage vaccine programs based on our technology for five infectious disease targets: HIV, pandemic influenza, Ebola, WNV, and SARS. We work with the NIH under CRADAs and manufacturing and license agreements for some of these programs to further develop our technology. Under the agreements, the NIH fully funds the programs while in some cases we maintain commercialization rights for any products resulting from such programs. Many of these programs may qualify for market approval under a rule published in 2002 by the FDA, known commonly as the “Animal Rule,” which established requirements for demonstrating effectiveness of drugs and biological products in settings where human clinical trials for efficacy are not feasible or ethical. The Animal Rule requires as conditions for market approval the demonstration of safety and biological activity in humans, and the demonstration of effectiveness under rigorous test conditions in up to two appropriate species of animal. We believe that the Animal Rule creates a potentially favorable regulatory pathway for certain DNA-based products that the NIH is developing based on our technology.

HIV. The VRC began a Phase 1 trial in healthy human subjects of an investigational DNA vaccine against HIV in 2002. The trial involved priming an immune response with multiple doses of a plasmid DNA vaccine, based on our proprietary DNA delivery technology, and boosting the response with an adenoviral vector vaccine given at a later date. The vaccine incorporates parts of four HIV genes. Three of these vaccine components are modified versions of HIV genes called gag, pol and nef, synthetically made based on a sequence from clade B, the subtype that predominates in Europe and North America. The fourth vaccine component is a modified version of the HIV gene named env. The env gene codes for a protein on the outer coat of the virus that allows it to recognize and attach to human cells. VRC scientists combined modified env from clades A and C, which are the most common in Africa and parts of Asia, with the modified env gene from clade B. HIV clades A, B and C, are involved in about 85% of all HIV infections around the world. The study was performed by the HIV Vaccine Trials Network (HVTN), an NIAID-supported clinical trials group that evaluates and compares different HIV/AIDS vaccine candidates.

Data on eight healthy volunteers from the Phase 1 trial were presented at the AIDS Vaccine 2005 International Conference in Montreal, Canada. Cellular and antibody responses were several-fold higher in subjects vaccinated with a DNA prime followed by an adenoviral vector boost than in subjects who had received either DNA or adenoviral vector vaccine alone. In 2005, the NIH initiated a Phase 2 clinical trial of the “prime-boost” vaccine approach against HIV in several hundred patients. The NIH anticipates starting a larger Phase 2 trial of the “prime boost” vaccine approach in several thousand patients in 2007.

In August 2006, the NIH presented additional preliminary data from the Phase 1 trial at the AIDS Vaccine 2006 Conference in Amsterdam. The vaccine was well-tolerated, and results were consistent with data previously reported at the Montreal conference. Results in 14 volunteers indicated that a prime-boost regimen produced more polyfunctional T-cells than either modality alone. Polyfunctional T-cells are believed to be important for an effective HIV vaccine.

Ebola. The VRC began testing an investigational DNA vaccine against Ebola in 2003. In February 2006, the VRC presented data from its Phase 1, randomized, placebo-controlled, dose-escalation study, which was the first human trial for any Ebola vaccine. The DNA vaccine used in the Phase 1 trial incorporates genetic material encoding core and surface proteins from two strains of Ebola. The data indicated that the Ebola vaccine candidate administered using Vical's proprietary DNA delivery technology was safe and well-tolerated, and produced both antibody and T-cell responses specific to Ebola proteins in six healthy volunteers who received the full three doses of vaccine in the study. We have secured a license from the NIH for the commercialization rights and the technology used in its Ebola vaccine. The VRC is currently testing an adenoviral-vector Ebola vaccine in a Phase 1 trial potentially leading to combination use with the DNA vaccine.

Ebola hemorrhagic fever is a serious, often-fatal disease that affects humans and nonhuman primates. The disease is caused by infection with Ebola virus, named after the river in Africa where it was first identified in 1976, and has emerged in sporadic outbreaks in the years since its initial recognition. The Ebola virus is believed to reside in an animal reservoir such as fruit bats, between human outbreaks, but specifics of its origin and life cycle are largely unknown. Three of the four identified subtypes of Ebola virus have caused disease in humans: Ebola-Zaire, Ebola-Sudan/Gulu, and Ebola-Ivory Coast. The fourth, Ebola-Reston, has caused disease in nonhuman primates, but not in humans. Ebola is part of a group of hemorrhagic fever viruses including other filoviruses, arenaviruses, bunyaviruses, and flaviviruses. These diseases typically impair the body's ability to regulate itself, and symptoms usually include hemorrhage. Some types of hemorrhagic fever viruses can cause relatively mild illnesses, but Ebola and others can cause severe, life-threatening disease.

West Nile Virus. The VRC began testing investigational DNA vaccines against WNV in 2005. In June 2006, the VRC presented data from its Phase 1 trial indicating that its first WNV vaccine candidate administered using Vical's proprietary DNA delivery technology was safe and well-tolerated, and produced WNV-specific neutralizing antibody responses in all 11 healthy volunteers who returned for follow-up testing after completing the three-dose vaccination schedule in the study. The DNA vaccine used in the Phase 1 trial incorporates genetic material encoding precursor membrane and envelope proteins from the WNV. We have secured a license from the CDC for technology used in a similar DNA vaccine, which was shown in independent tests at the CDC to protect horses from WNV after a single injection.

SARS. The VRC began testing an investigational DNA vaccine in a Phase 1 trial against SARS in 2004. The primary goal of the study is to determine if the experimental vaccine is safe in humans. A secondary goal is to assess how well the vaccine stimulates the immune system to produce antibodies and cellular immunity focusing on the SARS spike protein. The spike protein protrudes from the virus' outer envelope and helps it bind to and infect cells. Enrollment for this study is now complete and data is expected to be presented in 2007.

Contract Manufacturing for the VRC

In 2002, we entered into a subcontract agreement, which was subsequently amended, to manufacture HIV, Ebola, WNV, and SARS DNA vaccines for the VRC for use in the studies discussed above. In 2003, we entered into a separate subcontract agreement to manufacture bulk DNA vaccines for the VRC. These subcontracts are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. We have one remaining production order to fill under our 2003 subcontract agreement which we expect to ship in 2007. The 2003 subcontract agreement expired in December 2006. We do not expect to receive future material orders for the manufacture of bulk DNA from the subcontractor as the subcontractor has built its own DNA vaccine manufacturing facility to manufacture future VRC production orders.

U.S. Department of Defense

In 2005, we were awarded funding for a one-year, $0.5 million project for the Defense Advanced Research Projects Agency of the U.S. Department of Defense. The award has funded feasibility studies of a new approach for rapidly manufacturing large quantities of DNA vaccines. Conventional vaccine development and manufacturing methods require prolonged effort after the emergence of a new pathogen for production of even a single dose for testing. Current DNA vaccine development and manufacturing processes allow initial production of vaccines in as little as three months after selection of a gene sequence associated with a pathogen, but quantities are limited by the batch-processing capacity of available manufacturing equipment. We are continuing to evaluate new methods that may dramatically reduce the manufacturing time and increase yields, potentially allowing for production of millions of doses within weeks.

Academic Research Institutions

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

University of Michigan. In 1992, we licensed from the University of Michigan rights to various U.S. and international patents that provide additional protection for Allovectin-7® related to the injection of DNA-based therapeutics into tumors. In July 2005, we amended the agreement to exclude certain patents. In February 2006, we entered into an additional agreement with the University of Michigan which provides for rights to a lipid patent related to the injection of DNA-based therapeutics which we believe provides additional protection for Allovectin-7®.

University of Massachusetts. In 2006, we licensed from the University of Massachusetts certain intellectual property related to the use of DNA based vaccines with influenza. We believe this agreement will provide additional protection for our influenza vaccine.

We have also granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions: Stanford University, Harvard University, Yale University, the Massachusetts Institute of Technology, Fred Hutchinson Cancer Research Center, Texas Tech University Health Sciences Center, University of Iowa, University of Notre Dame, University of Pittsburgh, and University of Washington. The academic licenses are intended to encourage widespread commercial use of our innovative DNA delivery technologies in the development of new antibodies, vaccines, therapeutic proteins, and diagnostics. The academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

Corporate Collaborators—In-licensing

Bioject. In 2006, we entered into an agreement with Bioject Medical Technologies, Inc., or Bioject, giving us an option to obtain a worldwide non-exclusive license to develop and commercialize Bioject’s proprietary needle-free delivery technology for use with vaccines. Bioject’s needle-free injection works by forcing medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure fluid penetrating the skin and depositing medication in the underlying tissue.

Inovio. In 2003, we entered into an agreement with Inovio, giving us options to worldwide exclusive licenses to use Inovio’s proprietary electroporation technology in combination with our DNA delivery technologies for undisclosed targets. In October 2004, we amended the agreement to include HIV. Our first application of the licensed technology is for enhanced delivery in solid tumors of the pDNA encoding IL-2. In 2005, we began Phase 1 safety testing of intralesional administration of IL-2 pDNA followed by local electroporation in certain patients with metastatic melanoma. In 2006, we amended the agreement to add the ability to license an additional non-exclusive target in exchange for a co-exclusive license on the remaining targets. As part of the agreement, we paid de minimus option and license fees to Inovio in 2006, 2005 and 2004. We invested $0.8 million in Inovio in December 2005, for which we received 0.3 million shares of common stock and five year warrants to purchase 0.1 million shares of common stock at an exercise price of $2.93 per share.

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all unexcluded preventive and therapeutic human and animal health applications, including CMV. The agreement excludes applications for prostate-specific membrane antigen and four infectious disease vaccine targets that had been licensed to Merck. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is being amortized over the estimated ten-year average useful life of the technology.

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

Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•

Core DNA Delivery Technology. We own rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses. Other issued patents specifically cover the administration of DNA sequences into blood vessels and the heart. We are also an exclusive licensee of a broad patent covering methods for the non-viral, gene-based delivery of physiologically active polypeptides or proteins. Among the most advanced applications that would be covered by this patent are the clinical programs being run by our partners AnGes and Sanofi-Aventis in the field of angiogenesis;

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

During 2006, we were issued one U.S. patent, one Canadian patent and two Japanese patents related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 7,105,574, covering both the novel Vaxfectin™ adjuvant and its use with conventional vaccines against infectious diseases and cancer;

•	Canadian Patent No. 2,251,169, covering a cationic lipid and its use for in vivo polynucleotide delivery;

•	Japanese Patent No. JP3782104, covering the production of pharmaceutical-grade plasmid DNA; and

•	Japanese Patent No. JP3808506, directed to the use of diatomaceous earth to reduce RNA concentrations.

We are the assignee of 53 issued U.S. and granted foreign patents having remaining lives ranging from approximately 4 to 15 years. We are also co-assignee, together with Sanofi Pasteur, a division of Sanofi Aventis, and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. In addition, we have been granted a Japanese patent related to our core DNA delivery technology that is subject to Trials for Invalidation, or TFIs; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations has been opposed; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed.

We are also prosecuting 100 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Three of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, or PCT, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

See “Item 3—Legal Proceedings,” for a discussion of patent-related disputes, oppositions, and prosecution status. See also “Risk Factors—Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products,” and “The legal proceedings to obtain and defend patents, and litigation of third-party claims of intellectual property infringement, could require us to spend money and could impair our operations.”

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

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include Sanofi-Aventis, Novartis, GlaxoSmithKline plc, MedImmune, Inc., Merck, Pfizer Inc. and Wyeth among others. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Sanofi-Aventis, MedImmune, Roche, GlaxoSmithKline, ViroPharma Inc. and others have products or development programs for CMV treatment and prevention. Medarex Inc., Pfizer Inc., and others are developing treatments for melanoma. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

The FDA and other regulatory agencies may expand current requirements for public disclosure of DNA-based product development data, which may harm our competitive position with foreign and U.S. companies developing DNA-based products for similar indications.

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

Clinical trials for therapeutic products are normally done in three phases. Phase 1 clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational drug for a defined patient population, and to determine common short-term side effects and risks associated with the drug. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational drug and to provide an adequate basis for product labeling. For life-threatening diseases, initial human testing generally is done in patients afflicted with the target disease rather than healthy subjects. These studies may provide results traditionally obtained in Phase 2 trials and are referred to as “Phase 1/2” trials. In some special cases where the efficacy testing of a product may present a special challenge to testing in humans, such as in the case of a vaccine to protect healthy humans from a life-threatening disease that is not a naturally occurring threat, effectiveness testing may be required in animals.

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

Employees

As of December 31, 2006, we had 147 full-time employees, including 24 with doctorate degrees. Of these full-time employees, 124 are engaged in, or directly support, research and development and manufacturing activities, and 23 are in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers and Other Executives

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	54	President, Chief Executive Officer and Director
Jill M. Church[2]	45	Vice President, Chief Financial Officer and Secretary
Alain P. Rolland, Pharm.D., Ph.D. [2]	47	Senior Vice President, Product Development
Robin M. Jackman, Ph.D.	37	Senior Vice President, Business Operations
Ronald B. Moss, M.D.	46	Vice President, Clinical Development
Larry R. Smith, Ph.D.	46	Vice President, Vaccine Research
Kevin R. Bracken	58	Vice President, Manufacturing

[1]	As of December 31, 2006.
[2]	Executive officer.

Vijay B. Samant joined us as President and Chief Executive Officer of Vical us in November 2000. Previously, he held various positions at Merck, from 1977 to 2000. From 1998 to 2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs and Executive Director of Materials Management. From 1977 to 1990, Mr. Samant held a variety of positions of increasing responsibility in manufacturing, process engineering, production planning and control, business development and loss prevention in several Merck operating divisions. Mr. Samant holds a bachelor’s degree in chemical engineering from the University of Bombay, India, an M.S. degree in chemical engineering from Columbia University and an M.B.A. degree from the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Samant is a

director of the Aeras Global TB Vaccine Foundation, a not-for-profit organization working to develop tuberculosis vaccines, serves on the Project Management Subcommittee of the International AIDS Vaccine Initiative and is on the Board of Trustees of the National Foundation for Infectious Diseases.

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

Alain P. Rolland, Pharm.D., Ph.D., joined us as Vice President, Product Development in August 2002 and was named Senior Vice President, Product Development in April 2004. Dr. Rolland was Senior Vice President of Pre-Clinical Research and Development, and Head of The Woodlands Center of Valentis, Inc. from 2000 to 2002. From 1993 to 1999, he served in several positions at a predecessor company to Valentis, Inc., GeneMedicine, Inc., where he progressed from Director of Gene Delivery to Vice President of Research. From 1989 to 1993, he was the Head of Formulation Research at the Research & Development Center of Galderma International in France. Prior to that, he was a scientist at the Advanced Drug Delivery Research Center of Ciba Geigy Pharmaceuticals in the United Kingdom. He received his Pharm.D., D.E.A., and Ph.D. degrees from Rennes University, France. Dr. Rolland holds several U.S. and European patents on advanced drug and gene delivery for medical applications. He has authored numerous publications and books in the area of nonviral gene delivery resulting from his active career in research and development. He also serves on the editorial board of several journals and he is the Editor-in-Chief of “Current Pharmaceutical Biotechnology.”

Robin M. Jackman, Ph.D., joined us as Vice President, Business Development in June 2004 and was named Senior Vice President, Business Operations in June 2006. Since 2002, Dr. Jackman had been Vice President of Corporate Development at Sequenom, Inc., where he focused primarily on business development and investor relations. From 1998 to 2002, he served in positions of increasing responsibility within the Life Sciences Investment Banking group at Robertson Stephens, culminating as Vice President. He managed a broad range of transactions for biotechnology, medical device, and emerging pharmaceutical companies with an aggregate transaction value over $11 billion. Dr. Jackman received a Ph.D. in immunology from Harvard University, and a master’s degree in medicine from Harvard Medical School, during which time he was a biomedical consultant to the investment community. He began his career as a research associate at Protein Design Labs. Dr. Jackman received a bachelor’s degree with honors in biological science from Stanford University.

Ronald B. Moss, M.D., joined us as Vice President, Clinical Development in June 2006. Prior to joining Vical, Dr. Moss most recently was Vice-President of Medical Affairs at Telos Pharmaceuticals from 2004 to 2006. From 2003 to 2004, he served as a Senior Director of Worldwide Regulatory Affairs for Vaccines/Biologics in the Merck Research Laboratories Division of Merck, where he worked on multiple vaccine programs. Dr. Moss joined The Immune Response Corporation in 1994 as Medical Director and advanced through positions of increasing responsibility, concluding as Interim President and CEO in 2002. He had previously served for a year as Assistant Medical Director at Immunization Products Ltd., a joint venture between Rhône-Poulenc Rorer and Immune Response. Dr. Moss trained first as a Pediatrics Resident at SUNY and then as a Clinical Associate in Allergy and Clinical Immunology at the National Institutes of Health, and is board certified in pediatrics and in allergy & immunology. He earned his M.D. degree at the Chicago Medical School, and graduated Phi Beta Kappa with a bachelor's degree in 1982 from the State University of New York at Stony Brook.

Larry R. Smith, Ph.D., joined us as Executive Director, Vaccinology in September 2003, and was named Vice President, Vaccine Research in October 2006. Dr. Smith was Director of Viral Vaccines Research at Wyeth Vaccines, where he oversaw the immunogenicity testing of various viral vaccines including a number of recombinant viral vectors. Prior to joining Wyeth in 1996, Dr. Smith was a Scientific Investigator at the Immune Response Corporation, where he identified autoreactive T cell targets in psoriasis and multiple sclerosis which led to the clinical testing of several therapeutic vaccine candidates. Dr. Smith received a B.S. degree in Biology from Purdue University, a Ph.D. in Microbiology and Immunology from the University of Texas Medical Branch, and was a postdoctoral fellow in the Immunology Department at Scripps Clinic and Research Foundation.

Kevin R. Bracken joined us as Vice President, Manufacturing in October 2001. From July 1998 to October 2001, Mr. Bracken was Vice President, Process Engineering and Manufacturing for Universal Preservation Technologies, Inc., and from November 1995 to July 1998, he was Director of Engineering for Molecular Biosystems, Inc. Prior to November 1995, he held a variety of process and engineering positions with Gilead Sciences, Inc., and a predecessor company, Vestar, Inc., with Baxter International, and with E.I. duPont de Nemours and Company. He brings experience in commercial scale-up of biopharmaceutical manufacturing facilities, process development and optimization, and direction of research, pre-clinical and clinical production and contract manufacturing. Mr. Bracken earned his M.S. degree in chemical engineering from the University of Rochester in 1973, and his B.S. degree in chemical engineering from the University of Delaware in 1970.

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

For example, our independent product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our IL-2/EP program, which is currently in Phase 1 clinical testing. We may not sufficiently enroll patients in our Allovectin-7® trial and may not meet the primary endpoint as specified in our SPA. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2/EP trials, and our IL-2/EP program may not demonstrate sufficient safety and efficacy to support product approval.

Additionally, we are in various stages of development with several other product candidates, such as our influenza vaccine using Vaxfectin™ as an adjuvant, which is currently in preclinical development. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the performance by these collaborators and licensees of their responsibilities under these arrangements. In addition, we have entered into a research and development agreement with AnGes, pursuant to which we rely on AnGes to fund the Phase 3 clinical trial of our cancer immunotherapeutic, Allovectin-7®.

Some collaborators or licensees may not succeed in their product development efforts, such as Corautus, which recently announced that it did not plan to conduct further clinical trials for the treatment of peripheral arterial disease or coronary artery disease involving pDNA-based delivery of VEGF-2, and that it is pursuing a reverse merger with a private biotechnology company. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements, or may cease to support our development and commercialization efforts.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we receive grants from governmental agencies and have entered into agreements to manufacture DNA vaccines for the VRC. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, our 2003 subcontract agreement to manufacture bulk DNA vaccines for the VRC expired in December 2006. We do not expect to receive future material orders for the manufacture of bulk DNA from the subcontractor as the subcontractor has built its own DNA vaccine manufacturing facility to manufacture future VRC production orders.

If we fail to satisfy our remaining contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the 2003 subcontract agreement, we may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at our expense, delivering to the VRC any uncompleted or partially completed work and/or other government property in our possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, we have twice been obligated to remanufacture at our expense a component of a vaccine under our 2003 subcontract agreement with the VRC. The subcontractor is currently evaluating the latest remanufactured vaccine component. We believe this latest vaccine component meets the specifications under the terms of the contract. The performance of any future corrective actions could have a material adverse impact on our financial results in the period or periods affected.

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

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.1 million, $24.4 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, we had incurred cumulative net losses totaling approximately $186.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, we may not be able to raise additional funds on favorable terms, or at all.

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

We are the assignee or co-assignee of 53 issued U.S. and foreign patents. We are also co-assignee, together with Sanofi Pasteur and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. Once issued, we maintain our patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology is the subject of two Trials for Invalidation, or TFIs; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 100 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Two of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2003, to December 31, 2006, our stock price has ranged from $2.12 to $8.14. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 79,000 square feet of manufacturing, research laboratory and office space in San Diego, California, at two sites.

Location	Use	Owned/Leased	Lease Termination Date	Size (Square Feet)
San Diego	Manufacturing, research, office	Leased	August 2017	68,400
San Diego	Research	Leased	November 2009	10,494

ITEM 3. LEGAL PROCEEDINGS

European Patent 1026253, covering a significant portion of our core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to us in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, we filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent generally cover the same subject matter as those claims in the ’529 patent which were under appeal. For this reason, we withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004. In June 2005, the ’253 patent was opposed by eight parties. This opposition is ongoing. However, we may also use additional issued patents and patent applications that are pending in Europe to protect our core DNA delivery technology.

In addition, our core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. We filed a rebuttal response to the revocation. Based on our arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. Four Trial for Invalidation, or TFI, requests were filed in the JPO by two companies in 2003. We filed responses to the TFI requests in a timely manner. The JPO combined two of the four TFI requests into a single action, and in December 2004, ruled in our favor on the combined TFI requests by accepting the corrected claims and finding the demand for the trials groundless. In December 2006, the JPO ruled on the remaining TFI requests, again in our favor. The December 2006 rulings may be appealed and the deadline for filing such an appeal is early 2007.

A European patent issued in 2003 covering a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our investigational anthrax vaccine, and similar pharmaceutical products under development by others. This patent has been opposed by two companies. We responded to the oppositions in a timely manner, and defended the patent at an oral hearing in March 2006 at the EPO. The patent was maintained in amended form. We are appealing certain rulings, and one of the opponents is appealing the decision to maintain the patent in amended form.

A European patent issued to us in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies opposed this patent. We responded to the oppositions in a timely manner, and will continue to vigorously defend our position in upcoming oral hearings.

We prosecute our intellectual property estate vigorously to obtain the broadest valid scope for our patents. Due to uncertainty of the ultimate outcome of these matters, the impact on future operating results of our financial condition is not subject to reasonable estimates.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol VICL. The following table presents quarterly information on the range of high and low sales prices for our common stock during the periods presented.

2006	High	Low
First Quarter	$6.36	$3.93
Second Quarter	7.58	5.11
Third Quarter	5.97	4.33
Fourth Quarter	7.38	4.20

2005
First Quarter	$5.85	$3.55
Second Quarter	4.88	3.47
Third Quarter	5.65	4.06
Fourth Quarter	6.98	4.05

As of February 20, 2007, there were approximately 374 stockholders of record of our common stock with 39,184,584 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2006.

The equity compensation plan information required by this item is incorporated by reference from Item 12 herein.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index assuming a $100 investment made on December 31, 2001. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data derived from our audited financial statements. The information presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$14,213	$5,953	$11,168	$6,012	$3,008
License and royalty revenue	527	6,050	3,377	2,066	3,999

Total revenues	14,740	12,003	14,545	8,078	7,007

Operating expenses:
Research and development	18,514	17,772	19,597	18,296	20,104
Manufacturing and production	13,588	12,203	11,581	8,482	6,270
General and administrative	9,055	7,679	8,510	6,922	8,061
Write-down of investment[1]	—	—	—	482	4,200

Total operating expenses	41,157	37,654	39,688	34,182	38,635

Loss from operations	(26,417)	(25,651)	(25,143)	(26,104)	(31,628)
Investment income, net[1]	3,541	1,827	2,205	2,067	3,984
Interest expense	(272)	(533)	(795)	(413)	(288)

Net loss	$(23,148)	$(24,357)	$(23,733)	$(24,450)	$(27,932)

Net loss per share (basic and diluted)	$(0.74)	$(0.99)	$(1.05)	$(1.22)	$(1.39)

Weighted average shares used in per share calculation	31,434	24,581	22,695	20,091	20,079

Balance Sheet Data (at end of period):
Cash, cash equivalents and marketable securities, including restricted	$100,393	$66,486	$73,996	$84,518	$111,513
Working capital	97,289	63,484	67,300	76,983	105,672
Total assets	125,249	94,530	101,226	110,707	129,426
Long-term obligations, less current portion	2,973	5,444	8,209	8,662	4,319
Total stockholders’ equity	114,123	80,306	82,909	89,822	114,307

[1]

In 2003 and 2002, we recorded write-downs of $0.5 million and $4.2 million, respectively, to shares of stock received under a license agreement with Corautus. We subsequently reclassified this investment as marketable securities. In 2004, we sold our Corautus shares and recognized a $0.9 million gain, which has been included in investment income. See Note 2 of the Notes to Financial Statements for further discussion.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. We believe the following areas of research offer the greatest potential for our product development efforts:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant U.S. needs;

•	Vaccines for general pediatric, adolescent and adult populations for infectious disease applications; and

•	Cancer vaccines or immunotherapies which complement our existing programs and core expertise.

We currently have four active independent development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded by AnGes through cash payments and equity investments, under a research and development agreement;

•	A Phase 2 clinical trial using our CMV DNA vaccine in hematopoietic cell transplant patients;

•	A Phase 1 clinical trial of electroporation-enhanced delivery of IL-2 utilizing our delivery technology with an initial indication in metastatic melanoma; and

•	A pandemic influenza DNA vaccine candidate using our proprietary Vaxfectin™ as an adjuvant expected to begin Phase 1 clinical testing in 2007.

We have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck, Sanofi-Aventis, and AnGes, among other research-driven biopharmaceutical companies. In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health, an affiliate of Novartis Animal Health, received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease. We believe this approval is an important step in the validation of our DNA delivery technology.

The NIH has clinical stage vaccine programs based on our technology in five infectious disease targets: HIV, pandemic influenza, Ebola, WNV, and SARS. We work with the NIH under CRADAs and license agreements to further develop our technology. Under the agreements, the NIH fully funds the programs while in certain cases we maintain commercialization rights.

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the NIH and the U.S. CDC. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and MIT. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $133 million in revenue under these types of agreements. Revenues by source for each of the three years ended December 31, 2006, were as follows (in millions):

Source	2006	2005	2004
NIH contracts	$10.2	$1.1	$8.4
CMV grants	1.0	1.3	0.7
Influenza grants	2.1	0.3	0.0
Anthrax grants	0.5	1.3	2.0
U.S. Navy contract	—	0.9	—
Other contracts and grants	0.4	1.1	—

Total contract and grant revenues	14.2	6.0	11.1

Sanofi-Aventis licenses	—	—	1.2
Merck license	—	4.0	—
AnGes license	—	1.0	—
Invitrogen royalties	0.5	1.0	1.1
Other royalties and licenses	—	—	1.1

Total royalty and license revenues	0.5	6.0	3.4

Total revenues	$14.7	$12.0	$14.5

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2006, were as follows (in millions):

Program	2006	2005	2004
CMV	$7.4	$8.1	$8.9
Allovectin-7®	5.7	5.2	4.9
Influenza	4.5	1.7	1.7
Anthrax	0.6	1.5	2.7
IL-2/EP	1.4	2.6	2.4
Other research, development, manufacturing and production	12.5	10.9	10.6

Total research, development, manufacturing and production	$32.1	$30.0	$31.2

Since our inception, we estimate that we have spent approximately $276 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV and our cancer immunotherapeutics Allovectin-7® and IL-2/EP, as well as other preclinical targets such as influenza. We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and our IL-2/EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $33 million on our CMV program, and approximately $7 million on our IL-2 EP program.

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

For instance, we have spent approximately $67 million from inception on our Allovectin-7® program. In January 2007, we announced the initiation of the Allovectin-7® Phase 3 trial. We entered into a research and development agreement with AnGes whereby AnGes agreed to fund our Allovectin-7® Phase 3 trial. The funding will consist of purchases by AnGes of up to $10.85 million of restricted shares of our common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. If the project costs exceed the aggregate amount of $22.6 million, we and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase our common stock, must be used for actual and documented costs related to the Allovectin-7® Phase 3 trial. In the event that the Phase 3 trial is successful, we will be responsible for funding the cost associated with obtaining a BLA.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition” and Emerging Issues Task Force No. 00-21, or EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

License and Royalty Revenue. Our license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) delivery or performance is probable and within our control for any items that have a right of return.

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

When we determine that the carrying value of intangible assets or long-lived assets are not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2006, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.1 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements impacting our business, see Note 1 of the Notes to Financial Statements included in this report.

Change in Accounting Method for Share-Based Compensation

As a result of the adoption of SFAS No. 123R, as discussed in Note 2 of the Notes to Financial Statements included in this report, our loss from operations and net loss for the year ended December 31, 2006, was $1.5 million, or $0.05 per share higher than it would have been if our previous accounting method for share-based compensation was applied during that year.

Results of Operations

Year Ended December 31, 2006, Compared to Year Ended December 31, 2005

Total Revenues. Total revenues increased $2.7 million, or 22.8%, to $14.7 million in 2006 from $12.0 million in 2005. Revenues from our contracts and grants were $14.2 million in 2006 as compared to $6.0 million in 2005. The increase in contract and grant revenue was due primarily to a $9.1 million increase in manufacturing contract shipments to the VRC under our NIH agreement, which was partially offset by decreases in grant revenue and contract shipments to the U.S. Navy. License and royalty revenues were $0.5 million in 2006 as compared to $6.0 million in 2005. In 2005, we recognized $4.0 million in license and milestone revenues related to Merck’s use of our technology for the development of specific cancer targets.

Research and Development Expenses. Research and development expenses increased $0.7 million, or 4.2%, to $18.5 million for 2006 from $17.8 million for 2005. The increase was primarily a result of increased clinical trial expenses as a result of preparations for our Allovectin-7® Phase 3 trial, initiation of our Phase 2 CMV trial and increased stock compensation expense related to the implementation of SFAS No. 123R.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.4 million, or 11.3%, to $13.6 million for 2006 from $12.2 million for 2005. This increase was primarily the result of the recognition of contract manufacturing costs associated with the shipment of clinical lots of DNA vaccines to the VRC during the current period. This increase was offset by a decrease in facility related costs in the current period as a result of the shutdown of one of our facilities in the prior period and a decrease in the use of scientific supplies used in the manufacturing process. The primary focus of manufacturing and production during the year ended December 31, 2006, was the production of plasmids for programs under clinical development and the fulfillment of commitments under manufacturing contracts.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 17.9%, to $9.1 million for 2006 from $7.7 million for 2005. The increase was primarily the result of increased stock compensation expense related to the implementation of SFAS No. 123R and increased consulting and legal fees related to general business matters.

Investment Income. Investment income was $3.5 million in 2006 as compared to $1.8 million in 2005. The increase was primarily due to higher average cash and investment balances and higher rates of return in 2006.

Interest Expense. Interest expense was $0.3 million in 2006 as compared to $0.5 million in 2005. The decrease was the result of lower principal amounts outstanding on our equipment financing obligations.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements. From our inception through December 31, 2006, we have received approximately $133.3 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $296.1 million from the sale of equity securities. As of December 31, 2006, we had working capital of approximately

$97.3 million, compared with $63.5 million at December 31, 2005. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $100.4 million at December 31, 2006, compared with $66.5 million at December 31, 2005. The increase in our cash, cash equivalents and marketable securities for the year ended December 31, 2006, was due primarily to the sale of approximately 10.6 million shares of common stock for net proceeds of $54.1 million, which was offset by cash used to fund our operations and to pay our long-term debt obligations.

Net cash used in operating activities was $15.7 million and $22.8 million for the years ended December 31, 2006 and 2005, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2006, compared with the same period in the prior year, was primarily the result of a decrease in our net loss excluding higher non-cash compensation expenses. In addition, we experienced increased cash flows from the timing of cash receipts and payments related to receivables and trade payables.

Net cash used in investing activities was $21.5 million and $6.7 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash used in investing activities for the year ended December 31, 2006, compared with the same period in the prior year, was primarily the result of an increase in net purchases of investments.

Net cash provided by financing activities was $50.8 million and $17.6 million for the years ended December 31, 2006 and 2005, respectively. The increase in cash provided by financing activities for the year ended December 31, 2006, compared with the same period in the prior year, was primarily the result of an increase in the net proceeds received from our registered direct offerings of common stock and the purchase of restricted common stock by our partner AnGes.

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs through at least December 31, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2006 (in thousands):

	Payment Due by Period
Contractual Obligations[1]	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$36,838	$3,368	$7,001	$6,469	$20,000
Equipment financing obligations	3,427	2,716	711	—	—
Unconditional purchase obligations[2]	1,044	1,044	—	—	—

Total contractual obligations	$41,309	$7,128	$7,712	$6,469	$20,000

[1]

Certain long-term liabilities reflected on our balance sheet are not presented in this table because they are already reflected in operating lease commitments, or do not require cash settlement in the future.

[2]

Unconditional purchase obligations represent contractual commitments entered into for goods and services in the normal of course of our business. The purchase obligations do not include potential severance payment obligations to our executive officers. For information regarding these severance arrangements, refer to the final paragraph in this Item 7.

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

If we fail to satisfy our contractual obligations to deliver the DNA vaccines ordered by the VRC in the manner required by our manufacturing agreements with the VRC, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreements in whole or in part, and we may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at the our expense, delivering to the VRC any uncompleted or partially completed work and/or any government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, we have twice been obligated to remanufacture at our expense a component of a vaccine under our 2003 subcontract agreement with the VRC. The subcontractor is currently evaluating the latest remanufactured vaccine component. We believe that this latest vaccine component meets the specifications under the terms of the contract. The performance of any future corrective actions could have a material adverse impact on our financial results in the period or periods affected.

Under the Merck, Sanofi-Aventis, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx, Bioject, Inovio, University of Michigan and University of Massachusetts license agreements require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

As of December 31, 2006, we have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.2 million if each such executive officer and other executive was terminated at December 31, 2006.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our non-equity investments at December 31, 2006. At December 31, 2006, our unrealized gain on marketable securities was $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vical Incorporated:

We have audited the accompanying balance sheet of Vical Incorporated (the “Company”) as of December 31, 2006, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Vical Incorporated as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/     ERNST & YOUNG LLP

San Diego, California

February 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vical Incorporated:

We have audited the accompanying balance sheet of Vical Incorporated (the “Company”) as of December 31, 2005, and the related statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Vical Incorporated as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/    DELOITTE & TOUCHE LLP

San Diego, California

March 8, 2006

VICAL INCORPORATED

BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$19,363	$5,710
Marketable securities, available-for-sale	78,519	58,337
Restricted marketable securities	2,511	2,439
Receivables and other	5,049	5,778

Total current assets	105,442	72,264

Property and equipment, net	13,500	15,170
Intangible assets, net	5,162	5,481
Other assets	1,145	1,615

Total assets	$125,249	$94,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,437	$4,687
Current portion of equipment financing obligations	2,716	4,093

Total current liabilities	8,153	8,780

Long-term liabilities:
Equipment financing obligations, net of current portion	711	3,426
Deferred rent	2,262	2,018

Total long-term liabilities	2,973	5,444

Commitments and contingencies (Notes 5, 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and Outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 39,149 and 28,261 shares issued and outstanding at December 31, 2006 and 2005, respectively	391	283
Additional paid-in capital	299,581	242,991
Accumulated deficit	(186,022)	(162,874)
Accumulated other comprehensive income (loss)	173	(94)

Total stockholders’ equity	114,123	80,306

Total liabilities and stockholders’ equity	$125,249	$94,530

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Revenues:
Contract and grant revenue	$14,213	$5,953	$11,168
License and royalty revenue	527	6,050	3,377

Total revenues	14,740	12,003	14,545

Operating expenses:
Research and development	18,514	17,772	19,597
Manufacturing and production	13,588	12,203	11,581
General and administrative	9,055	7,679	8,510

Total operating expenses	41,157	37,654	39,688

Loss from operations	(26,417)	(25,651)	(25,143)

Other income (expense):
Investment income, net	3,541	1,827	2,205
Interest expense	(272)	(533)	(795)

Net loss	$(23,148)	$(24,357)	$(23,733)

Basic and diluted net loss per share	$(0.74)	$(0.99)	$(1.05)

Weighted average shares used in computing basic and diluted net loss per share	31,434	24,581	22,695

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2006

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2004	20,092	$201	$203,607	$(114,784)	$798	$89,822
Net loss	—	—	—	(23,733)	—	(23,733)
Unrealized loss on marketable securities arising during holding period	—	—	—	—	(19)	(19)
Reclassification of realized gain included in net loss	—	—	—	—	(929)	(929)

Comprehensive loss	—	—	—	—	—	(24,681)
Issuance of common stock	3,379	34	17,217	—	—	17,251
Exercise of stock options	31	—	97	—	—	97
Non-cash compensation expense related to grant of stock options	—	—	420	—	—	420

Balance at December 31, 2004	23,502	235	221,341	(138,517)	(150)	82,909

Net loss	—	—	—	(24,357)	—	(24,357)
Unrealized gain on marketable securities arising during holding period	—	—	—	—	53	53
Reclassification of realized loss included in net loss	—	—	—	—	3	3

Comprehensive loss	—	—	—	—	—	(24,301)
Issuance of common stock, net of offering costs	4,704	47	21,046	—	—	21,093
Exercise of stock options	55	1	174	—	—	175
Non-cash compensation expense related to grant of stock options	—	—	430	—	—	430

Balance at December 31, 2005	28,261	283	242,991	(162,874)	(94)	80,306

Net loss	—	—	—	(23,148)	—	(23,148)
Unrealized gain on marketable securities arising during holding period	—	—	—	—	428	428
Reclassification of realized gain included in net loss	—	—	—	—	(161)	(161)

Comprehensive loss	—	—	—	—	—	(22,881)
Issuance of common stock, net of offering costs	10,582	105	53,968	—	—	54,073
Exercise of stock options and issuance of common stock underlying restricted stock units	306	3	849	—	—	852
Non-cash compensation expense related to grant of stock options	—	—	1,773	—	—	1,773

Balance at December 31, 2006	39,149	$391	$299,581	$(186,022)	$173	$114,123

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(23,148)	$(24,357)	$(23,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,283	3,594	3,637
Loss on sublease	—	—	45
Write-off of abandoned patents	231	158	143
Compensation expense related to stock options and awards	1,773	430	420
Changes in operating assets and liabilities:
Receivables and other	729	(2,264)	1,174
Other assets	470	841	(1,168)
Accounts payable, accrued expenses and other liabilities	750	(807)	(178)
Deferred revenue	—	(531)	(1,937)
Deferred rent	244	155	528

Net cash used in operating activities	(15,668)	(22,781)	(21,069)

Cash flows from investing activities:
Maturities of marketable securities—including restricted	141,580	107,580	65,790
Purchases of marketable securities—including restricted	(161,567)	(114,672)	(54,777)
Maturities of restricted cash equivalents	—	2,703	4,857
Purchases of restricted cash equivalents	—	—	(5,204)
Purchases of property and equipment	(896)	(1,774)	(4,219)
Sale of property and equipment	39	—	2,240
Patent and licensed technology expenditures	(668)	(576)	(709)

Net cash (used in) provided by investing activities	(21,512)	(6,739)	7,978

Cash flows from financing activities:
Proceeds from issuance of common stock	55,029	21,268	17,348
Payments on notes payable	—	—	(341)
Principal payments under equipment financing obligations	(4,092)	(4,867)	(6,147)
Payment of withholding taxes for net settlement of restricted stock units	(104)	—	—
Proceeds from equipment financing arrangements	—	1,163	3,323

Net cash provided by financing activities	50,833	17,564	14,183

Net increase (decrease) in cash and cash equivalents	13,653	(11,956)	1,092
Cash and cash equivalents at beginning of year	5,710	17,666	16,574

Cash and cash equivalents at end of year	$19,363	$5,710	$17,666

Non-cash investing and financing activities:
Property and equipment acquired under capital lease financing	$—	$—	$2,240

Supplemental information:
Interest paid	$272	$533	$715

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations. The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its cash needs through at least December 31, 2008.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At December 31, 2006 and 2005, restricted marketable securities of $2.5 million and $2.4 million, respectively, were pledged as collateral for the letter of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company invests its excess cash in debt

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Intangible Assets

Intangible assets include licensed technology rights and certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and commences at the time the patent application is filed. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset's fair value. The Company expensed approximately $0.2 million, $0.2 million, and $0.1 million in each of the years ended December 31, 2006, 2005 and 2004, related to patents for which the value was deemed to be impaired. The Company believes the future cash flows to be received from its remaining long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any additional impairment losses.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition,” and Emerging Issues Task Force No. 00-21, or EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured.

Contract Manufacturing Revenue

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

License and Royalty Revenue

The Company’s license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company has continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which the Company continues to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) delivery or performance is probable and within our control for any items that have a right of return.

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

Government Research Grant Revenue

The Company recognizes revenues from federal government research grants during the period in which the related expenditures are incurred.

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company has established accruals of approximately $0.2 million at December 31, 2006 and 2005, to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million, 0.4 million and 0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash equivalents, marketable securities, receivables, other current assets, accounts payable and accrued expenses at December 31, 2006 and 2005, are considered to reasonably approximate fair value because of the short term nature of those items. The Company believes the carrying amounts of the Company’s equipment financing obligations at December 31, 2006 and 2005, approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2006, 2005 and 2004, has been reflected in the Statements of Stockholders’ Equity. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company has adopted Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has determined that it operates in one business segment, which is within the U.S., dedicated to research and development of DNA delivery technology.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. As of December 31, 2006, the Company did not have any hybrid financial instruments subject to the fair value election under SFAS No. 155. The Company is required to adopt SFAS No. 155 effective January 1, 2007.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation to have a material impact on its results from operations or financial position.

Change in Accounting Method for Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options and other forms of equity compensation based on their fair value. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, stock-based compensation now includes 1) amortization related to the remaining unvested portion on January 1, 2006, of all stock option awards granted prior to January 1, 2006, over the remaining requisite service period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” adjusted for estimated forfeitures; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense related to stock options includes an estimate for forfeitures and is recognized over the expected term of the option in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for the year ended December 31, 2006.

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

Year Ended December 31, 2006
Assumptions:
Assumed risk-free interest rate	4.56%
Assumed volatility	68%
Expected option life	3 to 6 years
Expected dividend yield	—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

As a result of the adoption of SFAS No. 123R, the Company’s loss from operations and net loss for the year ended December 31, 2006, was $1.5 million, or $0.05 per share, higher than under the Company’s previous accounting method for stock-based compensation. However, there was no impact on the Company’s cash flows for the year ended December 31, 2006, as a result of the adoption of SFAS No. 123R.

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

	Years ended December 31,
	2005	2004
Net loss, as reported	$(24,357)	$(23,733)
Add stock-based compensation expense included in reported net Loss	430	420
Less stock-based compensation expense determined Under fair value based method for all awards	(2,509)	(3,225)

Pro forma net loss	$(26,436)	$(26,538)

Basic and diluted net loss per share, as reported	$(0.99)	$(1.05)

Basic and diluted pro forma net loss per share	$(1.08)	$(1.17)

Weighted average fair value of stock options	$3.29	$4.18

Assumptions:
Assumed risk-free interest rate	3.98%	3.10%
Assumed volatility	78%	80%
Expected option life	3 to 6 years	3 to 6 years
Dividend yields	—	—

2. Marketable Securities

The Company invests its excess cash in U.S. government obligations and debt instruments of financial institutions and of corporations with strong credit ratings. The Company has established guidelines relative to investment ratings, diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that primarily considers rating agencies’ actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. Included under the caption “equity securities” in the following table is an investment in the common stock and warrants of Inovio.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, marketable securities consisted of the following (in thousands):

2006:	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
Equity securities	$441	$180	$—	$621
Government-sponsored enterprise securities	2,399	—	(3)	2,396
Corporate bonds	35,443	10	—	35,453
Corporate asset backed securities	40,008	1	(14)	39,995
Certificate of deposit	2,565	—	—	2,565

	$80,856	$191	$(17)	$81,030

2005:	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
Equity securities	$750	$25	$—	$775
Government-sponsored enterprise securities	26,668	—	(43)	26,625
Corporate bonds	21,531	1	(43)	21,489
Corporate asset backed securities	9,445	—	(34)	9,411
Certificate of deposit	2,476	—	—	2,476

	$60,870	$26	$(120)	$60,776

In February 2000, the Company received shares of preferred stock in Vascular Genetics Inc., or VGI, a privately held company, in exchange for a license to Vical technology. The shares were recorded as an investment on the balance sheet at an estimated fair value of $5.0 million. In September 2002, the Company wrote down the investment in VGI to $0.8 million based on objective values established as a result of a proposed merger between VGI and GenStar Therapeutics Corporation. In February 2003, VGI and GenStar Therapeutics Corporation merged, resulting in the creation of a new public company, Corautus Genetics Inc., or Corautus. In connection with the merger, the shares of VGI were exchanged for common stock of Corautus. Subsequent to the merger, the Company reclassified this investment from other assets to marketable securities. Based on the value of the Company’s Corautus shares in 2003, the Company wrote down its investment to $0.3 million. During 2004, the Company sold its Corautus shares and recognized a gain of $0.9 million, which is included in other income consistent with all other available-for-sale gains and losses. As of December 31, 2006, no individual security has been in an unrealized loss position for more than twelve months.

At December 31, 2006, approximately 97 percent of these securities mature within one year, with the remaining three percent maturing within two years. Net realized gains on sales of available-for-sale securities for the years ended December 31, 2004 was $0.9 million. The net realized loss was immaterial in 2005 and 2006.

3. Other Balance Sheet Accounts

Property and equipment consists of the following at December 31 (in thousands):

	2006	2005
Equipment	$20,946	$20,197
Leasehold improvements	10,045	9,973

	30,991	30,170
Less accumulated depreciation and amortization	(17,491)	(15,000)

	$13,500	$15,170

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2006, 2005 and 2004, was $2.5 million, $2.9 million and $3.0 million, respectively. These amounts include depreciation related to equipment under equipment financing arrangements. See Note 5 for equipment financing arrangements.

Intangible assets consist of the following at December 31 (in thousands):

	2006	2005
Licensed technology rights	$4,015	$3,830
Patent application costs	4,627	4,584

	8,642	8,414
Less accumulated amortization	(3,480)	(2,933)

	$5,162	$5,481

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2006, 2005 and 2004, was $0.8 million, $0.7 million and $0.7 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2007 to 2011 is $0.8 million, $0.8 million, $0.7 million, $0.7 million and $0.6 million, respectively.

Accounts payable and accrued expenses consist of the following at December 31 (in thousands):

	2006	2005
Employee compensation	$2,216	$2,115
Accrued contract studies	416	283
Accounts payable	542	298
Accrued royalty	—	500
Other accrued liabilities	2,263	1,491

	$5,437	$4,687

4. Significant Contracts, Grants, License and Royalty Agreements

Contract and Grant Agreements

NIH Vaccine Research Center

In 2002, the Company entered into a subcontract agreement, which was subsequently amended, to manufacture HIV, Ebola, West Nile virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institute of Health, or NIH. In 2003, the Company entered into a separate subcontract agreement to manufacture bulk DNA vaccines for the VRC, which are produced in a 500-liter fermenter and related purification equipment that were installed as Government Furnished Equipment, or GFE. Under Federal Acquisition Regulations, or FARs, the government has the right to terminate these agreements for convenience. These subcontracts are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. The Company recognized revenues under these agreements of $10.2 million, $1.1 million and $8.4 million in 2006, 2005 and 2004, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Government Grants

The Company’s preclinical research for its influenza vaccine candidates has been supported, in part, by grants from the National Institute of Allergy and Infectious Diseases, or NIAID of the NIH. In 2005, the Company received a $0.5 million grant from the NIAID to support the development of a DNA vaccine against seasonal influenza and a two-year, $2.9 million challenge grant from the NIAID to support the development of a DNA vaccine against naturally emerging or weaponized strains of avian influenza. The Company recognized $2.1 million and $0.3 million in revenue under these grants in 2006 and 2005, respectively.

The Company’s preclinical research for its anthrax vaccine candidate has been supported, in part, by grants from the NIAID. The most recent award was a $5.8 million three-year Phase II Small Business Innovation Research, or SBIR, grant initially awarded in 2003 for additional non-clinical development of the Company’s anthrax vaccine candidate. The Company recognized revenues under these grants of $0.5 million, $1.3 million and $2.0 million in 2006, 2005 and 2004, respectively.

In addition, the Company has been awarded approximately $1.0 million for research and development related to its cytomegalovirus, or CMV, vaccine program under two grants from the NIAID. In March 2005, the Company was awarded an additional three-year, $3.1 million grant by the NIAID. The grant will partially fund the ongoing development of the Company’s CMV vaccine. The Company recognized revenues under these grants of $1.0 million, $1.3 million and $0.7 million in 2006, 2005 and 2004, respectively.

Office of Naval Research

In 2003, the Company entered into an agreement with the Office of Naval Research, or ONR, under which the ONR agreed to provide funding to the Company for research and development work on a malaria vaccine. Revenue recognized under this agreement was $0.9 million in 2005. No revenue was recognized in 2006 or 2004. The Company does not plan to pursue this program independently.

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes, whereby AnGes agreed to fund the Company’s Allovectin-7® Phase 3 clinical trial. The funding will consist of purchases by AnGes of up to $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. If the project costs exceed the aggregate amount of $22.6 million, the Company and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin-7® Phase 3 trial. Cost incurred during 2006 related to this agreement were $2.3 million. No revenue has been recognized related to this agreement.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The first installment of $6.9 million was received by the Company upon execution of the R&D Agreement and a related stock purchase agreement. In accordance with the terms of the stock purchase agreement AnGes was issued 1,061,538 shares of the Company’s restricted common stock at $6.50 per share in exchange for the first installment. The price per share for any future purchase of the Company’s common stock under the stock purchase agreement is based on the volume weighted average price per share for the 30 trading days ending on the second trading day immediately preceding the date of such future purchase.

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

In 2003, the Company amended the agreement, providing Merck options for rights to use the Company’s core DNA delivery technology for three cancer targets. In addition, Merck returned rights to the Company for certain infectious disease vaccines. Merck has retained rights to use the licensed technology for HIV, hepatitis C virus, and hepatitis B virus. In June 2005, Merck exercised options related to three cancer targets that were granted under the 2003 amendment. As a result of the option exercise, the Company received a payment of $3.0 million.

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

Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by the Company’s agreement with Merck are commercialized. Merck has the right to terminate this agreement without cause upon 90 days prior written notice. Total revenue recognized under this agreement was $4.0 million in 2005. No revenues were recognized under this agreement in 2006 or 2004.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Sanofi-Aventis

In 2000, a division of Sanofi-Aventis, formerly Centelion, licensed the rights to the Company’s core DNA delivery technology for cardiovascular applications using FGF-1. The agreement with Sanofi-Aventis specifies that the Company will receive milestone payments plus royalties if products advance through commercialization. The Company recognized revenues of $1.2 million in 2004 under the Sanofi-Aventis agreement. Revenue recognized under the Sanofi-Aventis agreement in 2006 and 2005 was immaterial. Sanofi-Aventis has the right to terminate the agreement without cause upon 60 days prior written notice.

Merial

In 2004, the Company granted an exclusive license to Merial for use of its core DNA delivery technology in a therapeutic vaccine to treat dogs with melanoma. Under the agreement, Merial is responsible for research and development activities. If Merial is successful in developing and marketing this product, milestone payments and royalties on sales of the resulting product would be due to the Company. The Company recognized revenues of $0.3 million in 2004 under the Merial agreement. No revenue was recognized under the Merial agreement in 2006 or 2005. Merial has the right to terminate this agreement without cause upon 60 days prior written notice.

Corautus

In February 2000, VGI, a predecessor company to Corautus, licensed the rights to the Company’s core DNA delivery technology for cardiovascular applications using VEGF-2. In exchange, the Company received shares of VGI stock with an estimated fair value of $5.0 million on the date of investment and rights to future royalty payments on resulting product sales. See Note 2 describing subsequent write-downs. License revenue recognized under the Corautus agreement was $0.8 million for the year ended December 31, 2004. No revenue was recognized under the Corautus agreement in 2006 or 2005.

Aqua Health

In 2003, the Company granted a non-exclusive license to Aqua Health, an affiliate of Novartis Animal Health Inc., for use in Canada of its core DNA delivery technology in a vaccine against a disease that affects both wild and farm-raised fish. In 2005, Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against Infectious Hematopoietic Necrosis Virus. The Company has recognized de minimus license fees and royalty revenues on sales of this vaccine.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Invitrogen manufactures and markets these lipid compounds and pays royalties to the Company on the sales of the lipids. The Company recognized $0.5 million, $1.0 million and $1.1 million in 2006, 2005 and 2004, respectively, in royalty revenues under this agreement.

In-licensing Agreements

Inovio

In 2003, the Company entered into an agreement with Genetronics, which subsequently acquired and changed its name to Inovio, giving the Company options to worldwide exclusive licenses to use Inovio’s proprietary electroporation technology in combination with the Company’s DNA delivery technologies for undisclosed targets. In October 2004, the Company exercised options and amended the agreement to include HIV. The Company’s first application of the licensed technology is for enhanced delivery in solid tumors of the pDNA encoding interleukin-2 DNA, or IL-2. In 2005, the Company began a Phase 1 safety testing of intralesional administration of IL-2 pDNA followed by local electroporation in certain patients with metastatic melanoma. Licenses granted under the agreement have a term of the later of the expiration of Inovio’s patent rights or ten years from the effective date of the grant of the license. As part of the agreement, the Company paid de minimus option and license fees to Inovio in 2006, 2005 and 2004.

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

Under the Merck, Sanofi-Aventis, AnGes, Merial and Aqua Health agreements, the Company is required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx, Bioject, Inovio, University of Michigan and University of Massachusetts license agreements require the Company to make payments if the Company’s or its sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

5. Equipment Financing Obligations

In December 2004, the Company modified an equipment financing agreement which provided for $5.3 million of financing, with interest rates ranging from 3.0% to 3.2%. A portion of the financing was used to repay

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

outstanding debt of approximately $2.2 million under another credit facility. Additional amounts were used to finance equipment purchases. The draw down period for this equipment financing arrangement ended in October 2005. The agreement requires a non-interest-bearing cash security deposit in the amount of 60.0% of the amount of each drawdown. This financing includes a requirement that the Company maintain unrestricted cash and marketable securities of at least $25.0 million or obtain a letter of credit from another lender in the amount of outstanding borrowings. The Company was in compliance with all of the agreements financial covenants at December 31, 2006.

Minimum principal payments required under equipment financing arrangements are as follows at December 31, 2006 (in thousands):

Years ending December 31,
2007	$2,716
2008	555
2009	156
Thereafter	—

Total	3,427
Less current portion	(2,716)

Long-term equipment financing obligation	$711

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

The Company leases its office, research and development, and manufacturing facilities under operating leases. The minimum annual rents on the facilities are subject to increases specified in each lease or based on changes in the Consumer Price Index subject to certain minimum and maximum annual increases also specified in each lease. The Company is also required to pay taxes, insurance and operating costs under the facilities leases. The Company recognizes level monthly rent for all facility leases over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $2.3 million difference between the base rent paid and the level rent expensed through December 31, 2006, is recorded as deferred rent in the balance sheet.

Rent expense for the years ended December 31, 2006, 2005 and 2004, was $3.2 million, $3.5 million and $3.7 million, respectively. Rent expense for 2003 included $0.2 million for the expected loss on space in one of the Company’s previously occupied facilities that was vacant or sublet at rental rates less than those incurred by the Company. Total sublease rental income in 2004 was approximately $0.7 million. The Company recognized no sublease rental income in 2006 or 2005.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, annual payments due under the Company’s facilities leases are as follows (in thousands):

Years ending December 31,
2007	$3,368
2008	3,469
2009	3,532
2010	3,187
2011	3,282
Thereafter	20,000

Total lease payments	$36,838

Other Contingencies

If the Company fails to satisfy its contractual obligations to deliver the DNA vaccines ordered by the VRC in the manner required by the Company’s manufacturing agreements with the VRC, the Company may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at the Company’s expense, delivering to the VRC any uncompleted or partially completed work and/or any government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, the Company has twice been obligated to remanufacture at its expense a component of a vaccine under its 2003 subcontract agreement with the VRC. The subcontractor is currently evaluating the latest remanufactured vaccine component. The Company believes this latest vaccine component meets the specifications under the terms of the contract. The performance of any future corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected.

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to Vical in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent generally cover the same subject matter as those claims in the ’529 patent which were under appeal. For this reason, the Company withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004. In September 2005, the ’253 patent was opposed by eight parties. This opposition is ongoing. However, the Company may also use additional issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

In addition, the Company’s core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. The Company filed a rebuttal response to the revocation. Based on the Company’s arguments and supporting evidence in that response, the JPO decided to reinstate the patent in July 2003. Four Trial for Invalidation, or TFI, requests were filed in the JPO by two companies in 2003. The Company filed responses to the TFI requests in a timely manner. The JPO combined two of the four TFI requests into a single action, and in December 2004, ruled in the Company’s favor on the combined TFI requests by accepting the corrected claims and finding the demand for the trials groundless. In December 2006, the JPO ruled on the remaining TFI requests, again in the Company’s favor. The December 2006 rulings may be appealed and the deadline for filing such appeal is early 2007.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company prosecutes its intellectual property estate vigorously to obtain the broadest valid scope for its patents. Due to the uncertainty of the ultimate outcome of these matters, the impact on future operating results or the Company’s financial condition is not subject to reasonable estimates.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the financial condition or results of operations of the Company.

7. Stockholders’ Equity

The Company has on file two effective shelf registration statements that in the aggregate allows the Company to raise up to an additional $111.6 million from the sale of common or preferred stock. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

In June 2006, the Company received approximately $6.9 million in proceeds from the sale of approximately 1.1 million shares of its common stock at $6.50 per share in a private placement to AnGes MG, Inc., or AnGes, pursuant to a research and development agreement and a stock purchase agreement as described in Note 4.

In August 2006, the Company completed a $9.8 million registered direct offering of its common stock to a single institutional investor, in which the Company sold approximately 2.1 million shares at a price of $4.77 per share. In October 2006, the Company completed a $12.5 million registered direct offering of its common stock to institutional investors, in which the Company sold approximately 2.5 million shares at a price of $5.02 per share. Also in October 2006, the Company completed a $25.0 million registered direct offering of its common stock to Temasek Holdings (Private) Ltd. of Singapore, in which the Company sold approximately 5.0 million shares at a price of $5.02 per share. All of the common stock was offered by the Company pursuant to shelf registration statements.

In October 2005, the Company raised approximately $21.0 million in net proceeds from the sale of approximately 4.7 million shares of its common stock at $4.80 per share in a registered direct offering to a select group of institutional investors. In March 2004, the Company raised approximately $17.3 million in net proceeds from the sale of approximately 3.4 million shares of its common stock at $5.50 per share in a registered direct offering to a select group of institutional investors. All of the common stock was offered by the Company pursuant to shelf registration statements.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Stock Based Compensation

On December 31, 2006, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $1.8 million, $0.4 million and $0.4 million was recognized for the years ended December 31, 2006, 2005 and 2004, respectively. Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Research and development	$668	$166	$125
Manufacturing and production	260	—	—
General and administrative	845	264	295

Total stock-based compensation expense	$1,773	$430	$420

Cash received from options exercised	$955	$175	$97

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

The Company has granted restricted stock units, or RSUs, to executive officers, other executives, and employees under the stock incentive plan. In 2004, the Company granted 90,500 RSUs to executive officers and other executives. These RSUs vest in equal quarterly installments over a two-year period and, once vested, allow the participants to acquire up to 90,500 shares of common stock at par value. In 2005, the Company granted 148,500 RSUs to executive officers and other executives. These RSUs vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire up to 148,500 shares of common stock at par value. In 2006, the Company granted 59,610 RSUs to executive officers, other executives and certain other employees. These RSUs vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire up to 59,610 shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment.

Compensation expense related to the RSU and certain other non-employee grants for the years ended December 31, 2006, 2005, and 2004 was approximately $262,000, $430,000 and $312,000, respectively.

The Company also has a directors’ stock option plan that provides for the issuance to non-employee directors of up to 210,000 shares of common stock, of which options for 202,500 shares have been granted through December 31, 2005. It is not anticipated that there will be any future grants under the directors’ stock option plan.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option transactions for the Company’s stock option plans for the years ended December 31, 2006, 2005 and 2004:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2003	3,333,693	$10.74
Granted	887,020	$5.84
Exercised	(30,780)	$3.14
Forfeited	(339,197)	$9.09

Outstanding December 31, 2004	3,850,736	$9.82

Granted	520,340	$4.70
Exercised	(51,269)	$3.41
Forfeited	(529,333)	$10.63

Outstanding December 31, 2005	3,790,474	$9.09

Granted	503,200	$5.17
Exercised	(258,121)	$3.70
Forfeited	(804,689)	$10.19

Outstanding December 31, 2006	3,230,864	$8.64

The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2006, was 6.0 years and 5.2 years, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006, was $3.0 million and $2.0 million, respectively. As of December 31, 2006, the total unrecognized compensation cost related to unvested options was $1.6 million, which is expected to be recognized over a weighted-average period of 1.41 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, was $2.83, $3.29 and $4.18 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $0.6 million, $0.1 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding under the Company’s stock option plans at December 31, 2006:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.53 - $ 4.54	727,706	7.3	$3.69	467,879	$3.30
$ 4.55 - $ 5.78	685,984	7.9	$5.03	355,364	$5.03
$ 5.84 - $ 9.40	868,125	6.7	$7.28	610,535	$7.70
$ 9.85 - $16.63	690,374	3.2	$14.78	690,374	$14.78
$16.88 - $38.50	258,675	3.2	$20.32	258,675	$20.32

$ 2.53 - $38.50	3,230,864	6.0	$8.64	2,382,827	$9.86

The number of shares and weighted average exercise price of options exercisable at December 31, 2006, 2005 and 2004, were 2,382,827 shares at $9.86, 2,620,384 shares at $10.93 and 2,330,898 shares at $12.57, respectively. At December 31, 2006, there were 2,106,379 shares available for grant under the Company’s stock option plans.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the outstanding RSUs as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2005	160,812	$5.15
Granted	59,610	$4.54
Vested	(74,156)	$5.25
Cancelled	(29,092)	$4.85

Unvested at December 31, 2006	117,174	$4.86

The aggregate grant-date fair value of RSUs granted during the year ended December 31, 2006, 2005 and 2004, was $0.3 million, $0.8 million and $0.6 million, respectively. As of December 31, 2006, the total unrecognized compensation cost related to unvested RSUs was $0.6 million, which is expected to be recognized over a weighted average period of 1.74 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2006, 2005 and 2004, was $0.4 million, $0.3 million and $0.2 million, respectively. As of December 31, 2006, there were 79,250 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

9. Related Parties

As of December 31, 2006, the Company had employment agreements with each of the Company’s three executive officers and three of the Company’s other executives that contained severance arrangements. Under these agreements, the Company is obligated to pay severance if the Company terminates such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from the Company. The maximum payments due under these employment agreements would have been $1.2 million if each such executive officer and other executive was terminated at December 31, 2006. The Company recorded severance expense of $0.5 million in 2004 for two officers who left the Company during the year.

One of the agreements continues to provide for certain relocation payments for temporary living expenses and housing differentials to be paid for specified periods of time. These payments totaled $0.1 million in each of 2006, 2005 and 2004, including payroll taxes paid by the Company on the officers’ behalf.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

10. Income Taxes

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Computed “expected” tax benefit	$(7,870)	$(8,281)	$(8,069)
State income taxes, net of federal benefit	(1,857)	(1,421)	(1,385)
Tax effect of:
Change in valuation allowance	9,332	8,179	7,109
Adjustment to prior year credits and deferred taxes	704	2,275	590
Effect of change to apportioned state rate	—	—	3,355
Research and development and other tax credits carryovers	(693)	(1,023)	(1,792)
Other	384	271	192

Provision for income taxes	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31 are as follows (in thousands):

Deferred Tax Assets	2006	2005
Net operating loss carryovers	$62,133	$56,411
Capital loss carryover	1,431	1,495
Research and development and other tax credits carryovers	17,216	15,770
Depreciation and amortization	6,771	4,685
Other	1,186	1,160
Accruals and reserves	490	374

Total deferred tax assets	89,227	79,895
Less valuation allowance	(89,227)	(79,895)

Net deferred tax assets	$—	$—

As of December 31, 2006 and 2005, the Company had available federal net operating loss carryforwards of approximately $172.4 million and $152.3 million, respectively. In addition, the Company had research and development credit and orphan drug credit carryforwards of $13.6 million and $12.7 million as of December 31, 2006 and 2005, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2007 through 2026 and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2006, the Company also has available California state net operating loss carryforwards of approximately $64.0 million which expire from 2007 to 2016. In addition, the Company has research and development credits and manufactures’ investment credits of approximately $5.5 million and $4.7 million as of December 31, 2006 and 2005, to reduce future California income tax, if any.

The Company had deferred tax assets of approximately $89.2 million and $79.9 million as of December 31, 2006 and 2005, respectively, related primarily to its net operating loss and tax credit carryforwards. A valuation allowance has been recognized to offset the entire amount of the deferred tax asset as it is more likely than not that the deferred tax asset will not be realized.

The Company generated windfall tax benefits in 2006 from the settlement of certain stock awards. Portions of these tax benefits have not been reflected in the table of deferred tax assets as the tax deduction increases the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company's net operating loss carryforward and does not result in a cash tax savings in the current year. In accordance with FAS123(R), the tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $0.6 million are included in net operating loss amounts disclosed above.

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

In 1999, one of the Company’s product candidates, Allovectin-7®, was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses. In 2005, another of the Company’s product candidates, its CMV vaccine, was granted orphan drug designation for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk hematopoietic cell transplant and solid organ transplant populations.

11. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million in each of 2006, 2005 and 2004.

12. Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2006:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$5,615	$7,256	$566	$1,303
Total operating expenses	10,638	11,076	8,841	10,602
Net loss	(4,473)	(3,244)	(7,509)	(7,922)
Basic and diluted net loss per share(1)	(0.16)	(0.11)	(0.24)	(0.21)

2005:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$2,684	$4,807	$2,707	$1,805
Total operating expenses	10,500	10,032	9,115	8,007
Net loss	(7,578)	(4,982)	(6,131)	(5,666)
Basic and diluted net loss per share(1)	(0.32)	(0.21)	(0.26)	(0.20)

(1)

Net loss per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2006, the end of the period covered by this Annual Report. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report shown below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Vical Incorporated:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Vical Incorporated (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, our audit may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2006, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the year then ended of the Company and our report dated February 20, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

February 20, 2007

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2007 Annual Meeting of Stockholders, or the Proxy Statement. Additional required information concerning our executive officers is incorporated by reference from Part I, Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following independent auditors’ reports and financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

Balance Sheets as of December 31, 2006 and 2005

Statements of Operations for each of the three years in the period ended December 31, 2006

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2006

Statements of Cash Flows for each of the three years in the period ended December 31, 2006

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

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(8)	Restated Certificate of Incorporation.

3.1(ii)(8)	Amended and Restated Bylaws of the Company.

3.2(i)(24)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(8)	Specimen Common Stock Certificate.

10.1(3)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(4)[a]	1992 Directors’ Stock Option Plan of Vical Incorporated.

10.3(14)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.8(2)	Lease dated December 4, 1987, between the Company and Nexus/GADCo.-UTC, a California Joint Venture, as amended.

10.9(5)[b]	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.14(1)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

Exhibit Number	Description of Document
10.16(6)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Sanofi Pasteur).

10.17(7)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.19(18)[b]	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.20(9)	Amendment No. 4 to the Lease dated December 4, 1987, between the Company and Nippon Landic (U.S.A.), Inc., a Delaware Corporation (as successor in interest to Nexus/GADCo.-UTC).

10.22(10)[b]	License Agreement dated February 24, 2000, between the Company and Vascular Genetics Inc., subsequently Corautus Genetics Inc.

10.23(11)[a]	Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.26(13)[b]	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27(13)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.28(13)[a]	Amendment dated February 5, 2002, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.29(25)[a]	Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

10.30(14)[b]	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.31(14)[a]	Amendment dated March 10, 2003, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.32(15)[b]	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.33(16)[b]	Agreement dated May 6, 2003, between the Company and SAIC-Frederick, Inc.

10.34(17)[a]	Amendment dated March 17, 2004, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.36(18)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.37(19)	Letter Agreement dated October 6, 2004 and related documents between the Company and General Electric Capital Corporation.

10.38(19)[a]

Form of Delayed Issuance Stock Purchase Grant Notice, Delayed Issuance Stock Purchase Agreement and Delayed Issuance Stock Purchase Election Agreement under the Amended and Restated Stock Incentive Plan.

10.41(21)[b]	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.42(22)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.45(23)[a]	Employment offer letter effective October 11, 2004, by and between Vical Incorporated and Jill M. Church.

10.46(23)[b]	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.

Exhibit Number	Description of Document
10.47(27)[b]	Amendment dated February 20, 2006, to License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.48(28)[a]	Amendment dated May 19, 2006, to employment offer letter effective October 11, 2004, between the Company and Jill M. Church.

10.50(28)[b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.51(28)[b]	Stock Purchase Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.52(29)	Master Security Agreement dated August 23, 2006, between the Company and Oxford Finance Corporation.

10.53(29)[a]	Amendment dated May 19, 2006, to Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(3)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (file No. 333-135266) filed on June 23, 2006.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-30181) filed on June 27, 1997.
(5)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(6)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(7)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(8)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(9)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(13)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(15)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(16)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(17)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.
(18)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(19)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(20)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
(21)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(22)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2005.
(23)	Incorporated by reference to Exhibits 10.1—10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.
(24)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.
(25)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(26)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K filed on August 25, 2006.
(27)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(28)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(29)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Date: February 22, 2007

VICAL INCORPORATED

By:	/s/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2007

/s/ JILL M. CHURCH Jill M. Church	Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	February 22, 2007

/s/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	February 22, 2007

/s/ ROBERT H. CAMPBELL Robert H. Campbell	Director	February 22, 2007

/s/ GARY A. LYONS Gary A. Lyons	Director	February 22, 2007

/s/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	February 22, 2007