Form 10-Q
period 2007-03-31
VICAL INC
filed 2007-05-10
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Total shares of common stock outstanding at May 1, 2007: 39,190,267

VICAL INCORPORATED

FORM 10-Q

IN DEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$16,728	$19,363
Marketable securities, available-for-sale	71,426	78,519
Restricted marketable securities	2,511	2,511
Receivables and other	4,375	5,049

Total current assets	95,040	105,442
Property and equipment, net	13,394	13,500
Intangible assets, net	5,118	5,162
Other assets	867	1,145

Total assets	$114,419	$125,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,525	$5,437
Current portion of equipment financing obligations	2,178	2,716

Total current liabilities	6,703	8,153
Long-term liabilities:
Equipment financing obligations, net of current portion	524	711
Deferred rent	2,306	2,262

Total long-term liabilities	2,830	2,973
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 39,189 and 39,149 shares issued and outstanding at March 31, 2007, and December 31, 2006, respectively	392	391
Additional paid-in capital	300,025	299,581
Accumulated deficit	(195,619)	(186,022)
Accumulated other comprehensive income	88	173

Total stockholders’ equity	104,886	114,123

Total liabilities and stockholders’ equity	$114,419	$125,249

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Contract and grant revenue	$850	$5,579
License and royalty revenue	405	36

Total revenues	1,255	5,615
Operating expenses:
Research and development	5,875	4,644
Manufacturing and production	3,947	3,552
General and administrative	2,293	2,442

Total operating expenses	12,115	10,638

Loss from operations	(10,860)	(5,023)
Other income (expense):
Investment income	1,301	643
Interest expense	(38)	(93)

Net loss	$(9,597)	$(4,473)

Basic and diluted net loss per share	$(0.24)	$(0.16)

Weighted average shares used in computing basic and diluted net loss per share	39,182	28,290

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(9,597)	$(4,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	896	840
Gain on sale of property and equipment	(50)	—
Compensation expense related to stock options and awards	488	506
Changes in operating assets and liabilities:
Receivables and other	674	(4,224)
Other assets	278	258
Accounts payable, accrued expenses and other liabilities	(912)	(745)
Deferred rent	43	67

Net cash used in operating activities	(8,180)	(7,771)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	31,951	55,777
Purchases of marketable securities – including restricted	(24,944)	(46,521)
Purchases of property and equipment	(578)	(171)
Sale of property and equipment	50	—
Patent expenditures	(166)	(68)

Net cash provided by investing activities	6,313	9,017

Cash flows from financing activities:
Proceeds from issuance of common stock	45	51
Payment of withholding taxes for net settlement of restricted stock units	(89)	(81)
Principal payments under equipment financing obligations	(724)	(1,286)

Net cash used in financing activities	(768)	(1,316)

Net decrease in cash and cash equivalents	(2,635)	(70)
Cash and cash equivalents at beginning of period	19,363	5,710

Cash and cash equivalents at end of period	$16,728	$5,640

Supplemental information:
Interest paid	$38	$93

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

1. GENERAL

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

The unaudited financial statements at March 31, 2007, and for the three months ended March 31, 2007 and 2006, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the U.S. applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At March 31, 2007, and December 31, 2006, restricted marketable securities of $2.5 million were pledged as collateral for this letter of credit.

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

Contract Manufacturing Revenue

The Company’s contract manufacturing arrangements typically require the delivery of multiple lots of clinical material. In accordance with EITF No. 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the delivered item does not have standalone value or the Company does not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

License and Royalty Revenue

The Company’s license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company has continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which the Company continues to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) delivery or performance is probable and within the Company’s control for any items that have a right of return.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.4 million and 0.3 million for the three months ended March 31, 2007 and 2006, respectively, were excluded from the calculation because of their antidilutive effect.

Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” or FIN 48, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 became effective for the Company beginning January 1, 2007.

At December 31, 2006, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $172.4 and $64.0 million, respectively. The Company also had federal research and development and orphan drug credit carryforwards of $13.6 million. These NOL and credit carryforwards begin to expire in 2007 unless previously utilized. In addition, the Company has research and development credits and manufacturers’ investment credit carryforwards of $5.5 million, as of December 31, 2006, to reduce future California income tax, if any. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006, and March 31, 2007. Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future pursuant to Sections 382 and 383 of the Internal Revenue Code

of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and the possibility of additional changes in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. All tax years remain subject to future examination by the tax jurisdictions in which we are subject to tax.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact of this statement.

2. STOCK-BASED COMPENSATION

Total stock-based compensation expense of $0.5 million was recognized for the three months ended March 31, 2007 and 2006. Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development	$175	$180
Manufacturing and production	68	74
General and administrative	245	252

Total stock-based compensation expense	$488	$506

During the three months ended March 31, 2007 and 2006, the Company granted stock-based awards with a total estimated value of $2.1 million and $1.0 million, respectively. At March 31, 2007, total unrecognized estimated compensation cost related to unvested stock-based awards granted prior to that date was $2.7 million, which is expected to be recognized over a weighted-average period of 1.2 years. Stock-based awards granted during the three months ended March 31, 2007 and 2006, represented 1.4% and 1.2%, respectively, of outstanding common shares at the end of each period.

3. COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive loss represents net unrealized losses on marketable securities. For the three months ended March 31, 2007 and 2006, other comprehensive (loss) income was $(0.1) million and $0.1 million, respectively, and total comprehensive loss was $9.6 million and $4.4 million, respectively.

4. RECENT CONTRACT, GRANT AND LICENSE ACTIVITIES

NIH Vaccine Research Center

In 2003, the Company entered into a subcontract agreement with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, to manufacture bulk DNA vaccines for the VRC. The subcontract agreement is issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. The Company recognized revenue under this subcontract agreement of $3.8 million for the three months ended March 31, 2006. No revenue was recognized under this agreement for the three months ended March 31, 2007.

Corautus Genetics

In April 2007, the Company entered into a Termination Agreement with Vascular Genetics, Inc., a predecessor of Corautus Genetics, Inc., which immediately terminated the License Agreement dated February 24, 2000, between the Company and Vascular Genetics. Under the License Agreement, the Company had granted a license to its core DNA delivery technology for specific cardiovascular applications in exchange for potential royalty payments if Vascular Genetics developed products using the license. In connection with the termination, the Company and Vascular Genetics also agreed to release each other from all claims arising under the License Agreement.

5. OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Employee compensation	$1,166	$2,216
Accrued contract loss	800	—
Accounts payable	785	542
Other accrued liabilities	1,774	2,679

	$4,525	$5,437

6. COMMITMENTS AND CONTINGENCIES

If the Company fails to satisfy its contractual obligations to deliver the clinical material ordered by the VRC in the manner required by the Company’s manufacturing agreements with the VRC, the Company may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at the Company’s expense, delivering to the VRC any uncompleted or partially completed work and/or any government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, the Company has been obligated to remanufacture the final component of a vaccine for the third time at its expense under its 2003 subcontract agreement with the VRC. The Company accrued $0.8 million during the three months ended March 31, 2007, to account for the remaining estimated costs to be incurred related to the remanufacture of the final vaccine component. The performance of any future corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected.

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to the Company in 1998, and was subsequently opposed by seven companies under European patent procedures. This ‘529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ‘253 patent generally cover the same subject matter as those claims in the ‘529 patent which were under appeal. For this reason, the Company withdrew from the ‘529 appeal upon grant of the ‘253 patent in September 2004. In September 2005, the ‘253 patent was opposed by eight parties. This opposition is ongoing. However, the Company may also use additional issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

In addition, the Company’s core DNA delivery technology is covered by a Japanese patent that was published in January 2002 and thereafter revoked by the examining panel at the Japanese Patent Office, or JPO, on formal and substantive grounds. The Company filed a rebuttal response to the revocation. Based on the Company’s arguments and supporting evidence in that response, the JPO reinstated the patent in July 2003. Four Trial for Invalidation, or TFI, requests were filed in the JPO by two companies in 2003. The Company filed responses to the TFI requests in a timely manner. The JPO combined two of the four TFI requests into a single action, and in December 2004, ruled in the Company’s favor on the combined TFI requests by accepting the corrected claims and finding the demand for the trials groundless. The decision was not appealed. In December 2006, the JPO ruled on the two remaining TFI requests, again in the Company’s favor. The deadline for appealing the JPO’s decision expired in early April 2007. No appeals were filed and the decision to maintain the patent with the corrected claims was made final.

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

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the future funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, and our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 19 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We currently have four active independent development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded by AnGes MG, Inc., or AnGes, through cash payments and equity investments, under a research and development agreement;

•	A Phase 2 clinical trial using our cytomegalovirus, or CMV, DNA vaccine in hematopoietic cell transplant patients;

•	A Phase 1 clinical trial of electroporation-enhanced delivery of DNA encoding interleukin-2 , or IL-2, utilizing our delivery technology with an initial indication in metastatic melanoma; and

•	A pandemic influenza DNA vaccine candidate using our proprietary Vaxfectin™ adjuvant, which is expected to begin Phase 1 clinical testing in the second half of 2007.

We have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi aventis Group, or sanofi aventis, and AnGes, among other research-driven biopharmaceutical companies. In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease. In 2007, another product of one of our licensees utilizing our patented DNA delivery technology received conditional approval for use in animals. Our licensee, Merial Limited, a joint venture of Merck , and sanofi aventis, received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. We believe these approvals are important steps in the validation of our DNA delivery technology.

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

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the NIH and the U.S. Centers for Disease Control and Prevention, or CDC. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology, or MIT. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

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

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Preclinical	Vical
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
”	IL-2/EP, metastatic melanoma	Phase 1	Vical
Corporate Collaborations
Infectious disease vaccine	HIV	Phase 1	Merck
”	Hepatitis B virus	Research	Merck
”	Hepatitis C virus	Research	Merck
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer[2]	Research	Merck
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	FGF-1, peripheral arterial disease	Initiating Phase 3	Sanofi aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed[2]	Research-Clinical	Merial
Therapeutic cancer vaccine (animal health)	Canine melanoma	Conditional approval in the U.S.	Merial
Government Collaborations
Infectious disease vaccine	Ebola virus	Phase 1	NIH
”	West Nile virus	Phase 1	NIH
”	SARS coronavirus	Phase 1	NIH
”	HIV	Phase 2	NIH

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

See the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of our independent, collaborative and out-licensed product development programs.

Recent Events

The following events have recently occurred with respect to our technologies and applications:

Significant Milestones in Cancer Programs

•

We initiated a Phase 3 pivotal trial of our Allovectin-7® cancer immunotherapeutic as first-line therapy in chemotherapy-naïve patients with recurrent Stage III or IV metastatic melanoma. The trial will be conducted in accordance with a Special Protocol Assessment completed with the U.S. Food and Drug Administration, or FDA, at up to 50 clinical sites.

•

Our licensee Merial Limited, a joint venture of Merck and sanofi aventis, received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. The approval triggered a $0.2 million milestone payment to us.

Angiogenesis Partners Advancing toward Approvals

•

Our licensee, AnGes, is conducting an interim efficacy evaluation in its Japanese Phase 3 angiogenesis trial in patients with advanced peripheral arterial disease, or PAD. Positive data from patients already enrolled, which has been unblinded as each patient completes the treatment follow-up, could lead directly to a filing for accelerated marketing approval in Japan and initiation of a Phase 3 registration trial in the United States.

•

Our other angiogenesis licensee, sanofi aventis, plans to initiate a pivotal Phase 3 trial in the second quarter of 2007 in approximately 500 PAD patients in 32 countries with a goal of reducing the need for amputations. If the Phase 3 trial is successful, sanofi aventis plans to submit multinational filings for marketing approval in 2009-2010.

Increasing Applications for Vaxfectin™ Adjuvant

•

A seasonal influenza vaccine formulated with our Vaxfectin™ adjuvant generated up to 60-fold higher antibody responses than an unformulated vaccine at the same dose in a recently completed study in mice. Formulation of sanofi pasteur’s Fluzone® commercial vaccine with Vaxfectin™ also allowed a nearly 10-fold reduction in vaccine dose while generating equivalent or better antibody responses compared with unformulated vaccine, even at the lowest doses tested.

•

We signed a CRADA with the Naval Medical Research Center, a biomedical research organization within the U.S. Navy, to explore the use of our novel Vaxfectin™ adjuvant with experimental DNA vaccines against malaria. Vaxfectin™ is a cationic lipid/co-lipid formulation designed to increase the immune response to vaccines.

CMV Vaccine Program

•

We have taken a number of steps to increase the rate of enrollment in our CMV Phase 2 trial in hematopoietic stem cell transplant patients. We undertook an extensive education initiative for our investigators, site staffs and prospective trial participants. We amended our current protocol to better align our donor vaccination schedule with the normal stem cell transplant procedures and to allow the matching of donors and recipients on five out of six genetic factors, rather than the perfect six of six match originally required. We have also begun implementing another trial protocol amendment at some of our sites that is designed to increase enrollment rates. This latest amendment allows vaccination of only the recipients in stem cell transplants from unrelated donors. We believe this expansion will open our trial to a much larger pool of patients. The amendment will effectively introduce a new recipient-only arm to the trial, enrolling up to 80 additional patients.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $135 million in revenue under these types of agreements. Revenues by source were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Source
Influenza grants	$0.8	$0.3
NIH contracts	—	3.8
CMV grants	—	1.0
Other contracts and grants	0.1	0.5

Total contract and grant revenues	0.9	5.6

Merial license	0.2	—
Other royalties and licenses	0.2	—

Total royalty and license revenues	0.4	—

Total revenues	$1.3	$5.6

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Program
Allovectin-7®	$1.8	$1.2
Influenza	2.8	0.4
CMV	1.7	1.8
IL-2/EP	0.1	0.6
Other research, development, manufacturing and production	3.4	4.2

Total research, development, manufacturing and production	$9.8	$8.2

Since our inception, we estimate that we have spent approximately $286 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV and our cancer immunotherapeutics Allovectin-7® and IL-2/EP, as well as other preclinical targets such as influenza.

We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and our IL-2/EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $69 million on our Allovectin-7® program, $35 million on our CMV program, and $7 million on our IL-2 EP program.

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

As a result, we expect to incur substantial operating losses for at least the next several years, due primarily to the advancement of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs due to increased contract manufacturing activities, increased costs of our facilities, and possible advancement toward commercialization activities.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of March 31, 2007, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.1 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2007, Compared with Three Months Ended March 31, 2006

Total Revenues. Total revenues decreased $4.3 million, or 77.6%, to $1.3 million for the three months ended March 31, 2007, from $5.6 million for the three months ended March 31, 2006. Revenues from our contracts and grants were $0.9 million for the three months ended March 31, 2007, compared with $5.6 million for the three months ended March 31, 2006. This decrease was primarily the result of a decrease in contract revenue. Contract revenue for the three months ended March 31, 2006, included revenues of $3.8 million related to manufacturing contract shipments to the VRC.

Research and Development Expenses. Research and development expenses increased $1.3 million, or 26.5%, to $5.9 million for the three months ended March 31, 2007, from $4.6 million for the three months ended March 31, 2006. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial and safety studies related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.4 million, or 11.1%, to $3.9 million for the three months ended March 31, 2007, from $3.5 million for the three months ended March 31, 2006.

This increase was primarily attributable to the accrual of $0.8 million for the remaining estimated costs to be incurred related to the remanufacture of the final vaccine component under our manufacturing subcontract agreement with the VRC during the three months ended March 31, 2007.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 6.1%, to $2.3 million for the three months ended March 31, 2007, from $2.4 million for the three months ended March 31, 2006. This decrease was primarily attributable to a reduction of auditing fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act.

Investment Income. Investment income increased $0.7 million, or 102.3%, to $1.3 million for the three months ended March 31, 2007, from $0.6 million for the three months ended March 31, 2006. This increase was primarily the result of higher average cash and short-term investment balances and higher rates of return on our investments during the three months ended March 31, 2007.

Interest Expense. Interest expense decreased $55,000, or 59.1%, to $38,000 for the three months ended March 31, 2007, from $93,000 for the three months ended March 31, 2006. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from performing services and licensing our technology. From our inception through March 31, 2007, we have received approximately $134.6 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $296.1 million from the sale of equity securities. As of March 31, 2007, we had working capital of approximately $88.3 million, compared with $97.3 million at December 31, 2006. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $90.7 million at March 31, 2007, compared with $100.4 million at December 31, 2006. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2007, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $8.2 million and $7.8 million for the three months ended March 31, 2007 and 2006, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2007, compared with the same period in the prior year, was primarily the result of an increase in our net loss due to increased product development efforts which was partially offset by the timing of cash receipts related to receivables.

Net cash provided by investing activities was $6.3 million and $9.0 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash provided by investing activities for the three months ended March 31, 2007, compared with the same period in the prior year, was primarily the result of a decrease in net purchases of investments.

Net cash used in financing activities was $0.8 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2007, compared with the same period in the prior year, was primarily the result of a decrease in the principal payments related to our equipment financing obligations.

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

If we fail to satisfy our contractual obligations to deliver the DNA vaccines ordered by the VRC in the manner required by our manufacturing agreements with the VRC, the applicable Federal Acquisition Regulations allow the VRC to cancel the agreements in whole or in part, and we may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at the our expense, delivering to the VRC any uncompleted or partially completed work and/or any government property in its possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, we have been obligated to remanufacture a component of a vaccine at our expense under our 2003 subcontract agreement with the VRC. We are currently remanufacturing the vaccine component for the third time. We accrued $0.8 million during the three months ended March 31, 2007, to account for the remaining estimated costs to be incurred related to the remanufacture of the final vaccine component. The performance of any future corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected.

Under the Merck, sanofi aventis, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation. In addition, certain technology license agreements require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

As of March 31, 2007, we have employment agreements that contain severance arrangements with each of our three executive officers and four of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.5 million if each such executive officer and other executive was terminated at March 31, 2007.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our non-equity investments at March 31, 2007. At March 31, 2007, our unrealized loss on non-equity investments was $3,000. We expect higher investment income for the full year 2007 compared with 2006 due to higher investment balances.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should consider carefully the risks described below, together with all of the other information included in this Report, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. The risk factors below contain certain changes from the risk factors disclosed in our Annual Report on Form 10-K filed on February 23, 2007.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

(*)None of our independently developed product candidates has been approved for sale, and we have a limited number of independently developed product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

All of our independently developed product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the safety and efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, regulatory authorities will not approve them.

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our IL-2/EP program, which is currently in Phase 1 clinical testing. We may not sufficiently enroll patients in our Allovectin-7® trial and may not meet the primary endpoint of the trial as specified in our Special Protocol Assessment. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2/EP trials, and our IL-2/EP program may not demonstrate sufficient safety and efficacy to support product approval.

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

(*)Our revenues partially depend on the development and commercialization of products in collaboration with others to whom we have licensed our technologies or on whom we rely to support our development and commercialization efforts. If our collaborators or licensees are not successful or cease to support our development and commercialization efforts, or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements or may be forced to curtail our development and commercialization of certain products.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the performance by these collaborators and licensees of their responsibilities under these arrangements. In addition, we have entered into a research and development agreement with AnGes, pursuant to which we rely on AnGes to fund the Phase 3 clinical trial of our cancer immunotherapeutic, Allovectin-7®, through cash payments and equity investments.

Some collaborators or licensees may not succeed in their product development efforts, such as Corautus, with whom we recently entered into a termination agreement relating to a license of our core DNA delivery technology for specific cardiovascular applications. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements, or may cease to support our development and commercialization efforts.

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

(*)A significant portion of our revenue is derived from agreements with government agencies, which are subject to termination and uncertain future funding.

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

If we fail to satisfy our remaining contractual obligations to deliver the vaccines ordered by the VRC in the manner required by the 2003 subcontract agreement, we may be required to perform corrective actions, including but not limited to remanufacturing vaccines or components thereof at our expense, delivering to the VRC any uncompleted or partially completed work and/or other government property in our possession, and/or paying a third-party supplier selected by the VRC to complete any uncompleted work. For example, we have been obligated for a third time to remanufacture a component of a vaccine at our expense under our 2003 subcontract agreement with the VRC. The Company accrued $0.8 million during the three months ended March 31, 2007, to account for the remaining estimated costs to be incurred related to the remanufacture of the final vaccine component. The performance of any future corrective actions could have a material adverse impact on the Company’s financial results in the period or periods affected.

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

We apply for and have received funding from various government agencies. Eligibility of public companies to receive grants, such as Small Business Technology Transfer, or STTR, and SBIR grants, may be based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future, and additional funding from these sources may not be available.

(*)We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.1 million, $24.4 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of March 31, 2007, we had incurred cumulative net losses totaling approximately $195.6 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

(*)Adverse events or the perception of adverse events in the field of gene therapy, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. For example, one patient in our Allovectin-7® Phase 2 trial conducted in 2000, died from progressive disease more than two months after receiving Allovectin-7® and other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient’s death. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, in our CMV Phase 2 trial, we are administering our investigational CMV vaccine to patients who are at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events.

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

(*)Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

We are the assignee or co-assignee of 53 issued U.S. and foreign patents. We are also co-assignee, together with sanofi pasteur and the University of Texas Health Science Center, of two issued U.S. patents related to vaccines against Lyme disease. Once issued, we maintain our patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFI’s, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

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

(*)Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to March 31, 2007, our stock price has ranged from $3.46 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Vical Incorporated

Date: May 9, 2007	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)