Form 10-Q
period 2007-06-30
VICAL INC
filed 2007-08-08
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Total shares of common stock outstanding at August 3, 2007: 39,193,359

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$25,111	$19,363
Marketable securities, available-for-sale	54,391	78,519
Restricted marketable securities	2,651	2,511
Receivables and other	4,340	5,049

Total current assets	86,493	105,442

Property and equipment, net	13,031	13,500
Intangible assets, net	5,032	5,162
Other assets	867	1,145

Total assets	$105,423	$125,249

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,956	$5,437
Current portion of equipment financing obligations	1,544	2,716

Total current liabilities	5,500	8,153

Long-term liabilities:
Equipment financing obligations, net of current portion	386	711
Deferred rent	2,349	2,262

Total long-term liabilities	2,735	2,973

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 39,191 and 39,149 shares issued and outstanding at June 30, 2007, and December 31, 2006, respectively	392	391
Additional paid-in capital	300,558	299,581
Accumulated deficit	(203,816)	(186,022)
Accumulated other comprehensive income	54	173

Total stockholders' equity	97,188	114,123

Total liabilities and stockholders' equity	$105,423	$125,249

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Contract and grant revenue	$2,980	$7,100	$3,830	$12,679
License and royalty revenue	131	156	536	192

Total revenues	3,111	7,256	4,366	12,871

Operating expenses:
Research and development	5,859	4,171	11,734	8,815
Manufacturing and production	4,216	4,499	8,163	8,051
General and administrative	2,340	2,406	4,633	4,848

Total operating expenses	12,415	11,076	24,530	21,714

Loss from operations	(9,304)	(3,820)	(20,164)	(8,843)

Other income (expense):
Investment income	1,136	650	2,437	1,293
Interest expense	(29)	(74)	(67)	(167)

Net loss	$(8,197)	$(3,244)	$(17,794)	$(7,717)

Basic and diluted net loss per share	$(0.21)	$(0.11)	$(0.45)	$(0.27)

Weighted average shares used in computing basic and diluted net loss per share	39,191	28,817	39,186	28,555

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(17,794)	$(7,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,714	1,660
Write-off of abandoned patents	7	42
Gain on sale of property and equipment	(50)	—
Compensation expense related to stock options and awards	1,017	943
Changes in operating assets and liabilities:
Receivables and other	709	(5,268)
Other assets	278	525
Accounts payable, accrued expenses and other liabilities	(1,486)	(1,362)
Deferred rent	92	135

Net cash used in operating activities	(15,513)	(11,042)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	72,236	95,421
Purchases of marketable securities – including restricted	(48,368)	(85,951)
Purchases of property and equipment	(832)	(352)
Sale of property and equipment	50	—
Patent expenditures	(290)	(116)

Net cash provided by investing activities	22,796	9,002

Cash flows from financing activities:
Proceeds from issuance of common stock	53	7,361
Payment of withholding taxes for net settlement of restricted stock units	(92)	(92)
Principal payments under equipment financing obligations	(1,496)	(2,508)

Net cash (used in) provided by financing activities	(1,535)	4,761

Net increase in cash and cash equivalents	5,748	2,721
Cash and cash equivalents at beginning of period	19,363	5,710

Cash and cash equivalents at end of period	$25,111	$8,431

Supplemental information:
Interest paid	$67	$167

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2007

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

The unaudited financial statements at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the U.S. applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At June 30, 2007, and December 31, 2006, restricted marketable securities of $2.7 million and $2.5 million, respectively, were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million and 0.4 million for the three months ended June 30, 2007 and 2006, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.3 million and 0.4 million for the six months ended June 30, 2007 and 2006, respectively, were excluded from the calculation because of their antidilutive effect.

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

At December 31, 2006, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $172.4 and $64.0 million, respectively. The Company also had federal research and development and orphan drug credit carryforwards of $13.6 million. These NOL and credit carryforwards begin to expire in 2007 unless previously utilized. In addition, the Company has research and development credits and manufacturers’ investment credit carryforwards of $5.5 million, as of December 31, 2006, to reduce future California income tax, if any. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006, and June 30, 2007.

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

Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$250	$157	$425	$338
Manufacturing and production	65	63	133	137
General and administrative	214	217	459	468

Total stock-based compensation expense	$529	$437	$1,017	$943

During the six months ended June 30, 2007 and 2006, the Company granted stock-based awards with a total estimated value of $2.3 million and $1.4 million, respectively. At June 30, 2007, total unrecognized estimated compensation cost related to unvested stock-based awards granted prior to that date was $2.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2007 and 2006, represented 1.6% of outstanding common shares at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive loss represents net unrealized losses on marketable securities. For the three months ended June 30, 2007 and 2006, other comprehensive loss was $35,000 and $145,000, respectively, and total comprehensive loss was $8.2 million and $3.4 million, respectively. For the six months ended June 30, 2007 and 2006, other comprehensive loss was $120,000 and $53,000, respectively, and total comprehensive loss was $17.9 million and $7.8 million, respectively.

4.	RECENT CONTRACT, GRANT AND LICENSE ACTIVITIES

NIH Vaccine Research Center

In 2003, the Company entered into a subcontract agreement with the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institutes of Health, or NIH, to manufacture bulk DNA vaccines for the VRC. The subcontract agreement is issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. The Company recognized revenue under this subcontract agreement of $1.9 million for the three and six months ended June 30, 2007. The Company recognized revenue under this subcontract agreement of $6.4 million and $10.2 million for the three and six months ended June 30, 2006, respectively.

5.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Employee compensation	$1,529	$2,216
Accounts payable	529	542
Other accrued liabilities	1,898	2,679

	$3,956	$5,437

6.	COMMITMENTS AND CONTINGENCIES

We have been obligated to remanufacture a component of a vaccine at our expense under our 2003 subcontract agreement with the VRC. We completed the remanufacturing of the vaccine component which was shipped and accepted by the VRC in June 2007.

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

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 19 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi aventis Group, or sanofi aventis, and AnGes, among other research-driven biopharmaceutical companies. In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease. In 2007, another product utilizing our patented DNA delivery technology received conditional approval for use in animals. Our licensee, Merial Limited, a joint venture of Merck and sanofi aventis, received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. We believe these approvals are important steps in the validation of our DNA delivery technology.

The NIH has clinical stage vaccine programs based on our technology in five infectious disease targets: HIV, pandemic influenza, Ebola, West Nile virus, or WNV, and severe acute respiratory syndrome, or SARS. We work with the NIH under Collaborative Research and Development Agreements, or CRADAs, and license agreements to further develop our technology under four of the five targets listed above. Under the agreements, the NIH fully funds the programs while in certain cases we maintain commercialization rights.

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

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Initiating Phase 1	Vical
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
”	IL-2/EP, metastatic melanoma	Phase 1	Vical

Corporate Collaborations
Infectious disease vaccine	HIV	Phase 1	Merck
”	Hepatitis B virus	Research	Merck
”	Hepatitis C virus	Research	Merck
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer[2]	Research	Merck
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	FGF-1, peripheral arterial disease	Initiating Phase 3	Sanofi aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed[2]	Research-Clinical	Merial
Therapeutic cancer vaccine (animal health)	Canine melanoma	Conditional approval in the U.S.	Merial

Government Collaborations
Infectious disease vaccine	Ebola virus	Phase 1	NIH
”	West Nile virus	Phase 1	NIH
”	SARS coronavirus	Phase 1	NIH
”	HIV	Phase 2	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Influenza Program

•

We received notification of IND allowance for our Phase 1 trial of Vaxfectin™-formulated pandemic influenza DNA vaccine, and now expect to initiate the trial earlier than originally planned in the second half of 2007.

Grants Awarded

•

We were awarded a three-year, $6.0 million grant from the National Institute of Allergy and Infectious Diseases, part of the NIH, for further development of a cell-free DNA manufacturing process with the potential to produce several million doses of vaccines in a matter of days, compared with the several months or longer required for conventional vaccine production.

Significant Milestones in Cancer Programs

•

We have initiated more than 30 of the up to 60 planned clinical sites for our Phase 3 pivotal trial utilizing our Allovectin-7®cancer immunotherapeutic as first-line sole treatment in chemotherapy-naïve patients with recurrent Stage III or IV metastatic melanoma. Patient enrollment is ongoing.

•

Interim data on 19 subjects from our ongoing Phase 1 clinical trial were reported at a ASCO conference in June 2007. The data demonstrated that intratumoral delivery of plasmid DNA encoding interleukin-2 into melanoma tumors, followed by electroporation, was administered safely following sedative premedication. No serious adverse events related to the study drug or to the administration procedure were reported and the treatment was well-tolerated. The majority of related adverse events were localized to the treatment site, with the most frequent being mild injection site pain.

Angiogenesis Partner Advancing toward Approvals

•

Our licensee, AnGes, reported positive results following interim analysis of data from the first 41 subjects to complete a Phase 3 trial of an angiogenesis product candidate using our DNA delivery technology. Based on the findings that the primary efficacy endpoint in the trial had been achieved with statistical significance compared to a placebo and that there were no major safety concerns related to treatment, an Independent Data Monitoring Committee recommended stopping the trial early to prevent potential ethical issues against the placebo group subjects. AnGes announced it planned to end the trial and prepare an application for Japanese marketing approval.

Increasing Applications for Vaxfectin™ Adjuvant

•

We recently announced that a measles DNA vaccine formulated with our Vaxfectin™ adjuvant elicited protective levels of neutralizing antibodies in juvenile (1 - 2 year old) nonhuman primates confirmed by complete protection following challenge more than one year after vaccination intramuscularly or intradermally. Sterilizing immunity was evidenced by no clinical signs of disease and no detectable virus after challenge. In a separate study, the same vaccine elicited protective levels of neutralizing antibodies in infant (6 - 10 weeks old) nonhuman primates after intradermal injection with no vaccine-related adverse events.

•

In a recently completed animal study, a DNA vaccine formulated with our patented Vaxfectin™ adjuvant and delivered by needle-free injection yielded significantly higher antibody responses than an unformulated DNA vaccine delivered by needle and syringe. In a separate animal study, electroporation following injection of unformulated vaccine yielded comparable improvements in antibody responses, but electroporation required anesthesia of the animals while needle-free injection of Vaxfectin™-formulated vaccine was administered safely and tolerably without anesthesia.

CMV Vaccine Program

•

We recently announced the enrollment of the 20th hematopoietic stem cell transplant recipient in our Phase 2 trial of a DNA vaccine against CMV. After the 20th recipient's two-month follow-up visit, an independent data safety monitoring board will conduct an interim evaluation of safety data for all subjects enrolled in the trial.

•

We recently announced that antigen-specific memory T-cell responses to cytomegalovirus, which may be important in protecting against CMV disease, were detected six months after DNA vaccination in a majority of CMV-seronegative subjects, using a cultured ELISPOT assay in a previously completed Phase 1 study.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $138 million in revenue under these types of agreements. Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2007	2006	2007	2006
NIH contracts	$1.9	$6.4	$1.9	$10.2
CMV grants	1.0	—	1.0	1.0
Influenza grants	—	—	0.8	—
Other contracts and grants	0.1	0.7	0.1	1.5

Total contract and grant revenues	3.0	7.1	3.8	12.7

Merial license	—	—	0.2	—
Other royalties and licenses	0.1	0.2	0.4	0.2

Total royalty and license revenues	0.1	0.2	0.6	0.2

Total revenues	$3.1	$7.3	$4.4	$12.9

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2007	2006	2007	2006
Allovectin-7®	$2.4	$2.0	$4.2	$3.2
Influenza	2.5	—	5.3	—
CMV	1.5	1.5	3.3	3.3
IL-2/EP	0.2	0.4	0.3	1.0
Other research, development, manufacturing and production	3.5	4.8	6.8	9.4

Total research, development, manufacturing and production	$10.1	$8.7	$19.9	$16.9

Since our inception, we estimate that we have spent approximately $296 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV and our cancer immunotherapeutics Allovectin-7® and IL-2/EP, as well as other preclinical targets. We also plan to initiate Phase 1 clinical testing of our influenza candidate in the second half of 2007.

We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and our IL-2/EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $71 million on our Allovectin-7® program, $36 million on our CMV program, and $7 million on our IL-2 EP program.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of June 30, 2007, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.2 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended June 30, 2007, Compared with Three Months Ended June 30, 2006

Total Revenues. Total revenues decreased $4.2 million, or 57.1%, to $3.1 million for the three months ended June 30, 2007, from $7.3 million for the three months ended June 30, 2006. Revenues from our contracts and grants were $3.0 million for the three months ended June 30, 2007, compared with $7.1 million for the three months ended June 30, 2006. This decrease was primarily the result of a decrease in contract revenue. Contract revenue for the three months ended June 30, 2007 and 2006, included revenues of $1.9 million and $6.4 million, respectively, related to VRC manufacturing contract shipments.

Research and Development Expenses. Research and development expenses increased $1.7 million, or 40.5%, to $5.9 million for the three months ended June 30, 2007, from $4.2 million for the three months ended June 30, 2006. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial, our CMV Phase 2 clinical trial and preclinical safety studies related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.3 million, or 6.3%, to $4.2 million for the three months ended June 30, 2007, from $4.5 million for the three months ended June 30, 2006. This decrease was primarily attributable to a decrease in costs recognized related to the shipment of vaccine components under our manufacturing subcontract agreement with the VRC.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 2.7%, to $2.3 million for the three months ended June 30, 2007, from $2.4 million for the three months ended June 30, 2006. These expenses were consistent with the prior period.

Investment Income. Investment income increased $0.5 million, or 74.9%, to $1.1 million for the three months ended June 30, 2007, from $0.6 million for the three months ended June 30, 2006. This increase was primarily the result of higher average cash and short-term investment balances and higher rates of return on our investments during the three months ended June 30, 2007.

Interest Expense. Interest expense decreased $45,000, or 60.8%, to $29,000 for the three months ended June 30, 2007, from $74,000 for the three months ended June 30, 2006. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Six Months Ended June 30, 2007, Compared with Six Months Ended June 30, 2006

Total Revenues. Total revenues decreased $8.5 million, or 66.1%, to $4.4 million for the six months ended June 30, 2007, from $12.9 million for the six months ended June 30, 2006. Revenues from our contracts and grants were $3.8 million for the six months ended June 30, 2007, compared with $12.7 million for the six months ended June 30, 2006. This decrease was primarily the result of a decrease in contract revenue. Contract revenue for the six months ended June 30, 2007 and 2006, included revenues of $1.9 million and $10.2 million, respectively, related to VRC manufacturing contract shipments.

Research and Development Expenses. Research and development expenses increased $2.9 million, or 33.1%, to $11.7 million for the six months ended June 30, 2007, from $8.8 million for the six months ended June 30, 2006. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial, our CMV Phase 2 clinical trial and preclinical safety studies related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.1 million, or 1.4%, to $8.2 million for the six months ended June 30, 2007, from $8.1 million for the six months ended June 30, 2006. This increase was primarily attributable to an increase in scientific supplies used in the manufacture of product for use in our pre-clinical programs.

General and Administrative Expenses. General and administrative expenses decreased $0.2 million, or 4.4%, to $4.6 million for the six months ended June 30, 2007, from $4.8 million for the six months ended June 30, 2006. This decrease was primarily attributable to a reduction of auditing fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act.

Investment Income. Investment income increased $1.1 million, or 88.6%, to $2.4 million for the six months ended June 30, 2007, from $1.3 million for the six months ended June 30, 2006. This increase was primarily the result of higher average cash and short-term investment balances and higher rates of return on our investments during the six months ended June 30, 2007.

Interest Expense. Interest expense decreased $100,000, or 59.9%, to $67,000 for the six months ended June 30, 2007, from $167,000 for the six months ended June 30, 2006. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from performing services and licensing our technology. From our inception through June 30, 2007, we have received approximately $137.7 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $296.1 million from the sale of equity securities. As of June 30, 2007, we had working capital of approximately $81.0 million, compared with $97.3 million at December 31, 2006. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $82.2 million at June 30, 2007, compared with $100.4 million at December 31, 2006. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2007, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $15.5 million and $11.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2007, compared with the same period in the prior year, was primarily the result of an increase in our net loss due to a decrease in contract manufacturing revenues which was partially offset by the timing of cash receipts related to those revenues.

Net cash provided by investing activities was $22.8 million and $9.0 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided by investing activities for the six months ended June 30, 2007, compared with the same period in the prior year, was primarily the result of a increase in net maturities of investments.

Net cash (used in) provided by financing activities was ($1.5) million and $4.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash used in financing activities for the six months ended June 30, 2007, compared with the same period in the prior year, was primarily the result of a decrease in proceeds received from the issuance of common stock, which was partially offset by a reduction in the principal payments related to our equipment financing obligations.

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

As of June 30, 2007, we have employment agreements that contain severance arrangements with each of our three executive officers and four of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.5 million if each such executive officer and other executive was terminated at June 30, 2007.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our non-equity investments at June 30, 2007. At June 30, 2007, our unrealized gain on non-equity investments was $7,000. We expect higher investment income for the full year 2007 compared with 2006 due to higher investment balances.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, we are in various stages of development with several other product candidates, such as our influenza vaccine using Vaxfectin™ as an adjuvant. We plan to initiate Phase 1 clinical testing of our influenza candidate in the second half of 2007. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

Some collaborators or licensees may not succeed in their product development efforts, such as Corautus, with whom we entered into a termination agreement relating to a license of our core DNA delivery technology for specific cardiovascular applications. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements, or may cease to support our development and commercialization efforts.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we receive grants from governmental agencies and have entered into agreements to manufacture DNA vaccines for the VRC. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, our 2003 subcontract agreement to manufacture bulk DNA vaccines for the VRC expired in July 2007. We do not expect to receive future material orders for the manufacture of bulk DNA from the subcontractor as the subcontractor has built its own DNA vaccine manufacturing facility to manufacture future VRC production orders.

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

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.1 million, $24.4 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of June 30, 2007, we had incurred cumulative net losses totaling approximately $203.8 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

Our product candidates under development and those of our collaborators and licensees are subject to extensive and rigorous regulations by numerous governmental authorities in the U.S. and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example:

•	The FDA has provided only limited guidelines concerning the scope of clinical trials required for gene-based therapeutic and vaccine products;

•	The FDA has provided only limited guidance on how many subjects it will require to be enrolled in clinical trials to establish the safety and efficacy of gene-based products; and

•	Current regulations and guidances are subject to substantial review by various governmental agencies.

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

The commercial success of some of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. Serious adverse events, including patient deaths, have occurred recently in clinical trials utilizing viral delivery systems to deliver therapeutic genes to the patient’s targeted cells. Although none of our current products or studies utilize viral delivery systems, these recent adverse events, as well as any other adverse events in the field of gene therapy that may occur in the future, may negatively influence public perception of gene therapy in general. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community.

Future adverse events in gene therapy or the biotechnology industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials.

In addition, any adverse events that may occur in our clinical trials and any resulting publicity may cause regulatory delays or otherwise affect our product development efforts or clinical trials. In 2003, the FDA proposed a new rule on “Safety Reporting Requirements for Human Drug and Biological Products” that would change the reporting requirements for drugs and biological products, such that any serious adverse event that cannot be definitely excluded as related to the product will be reported in an expedited manner. At present, sponsors of clinical research typically report on an annual basis all serious adverse events that have been deemed to be “unlikely” or “improbable.” The effect of this proposed rule will likely be to increase the number of expedited reports of serious adverse events to the FDA, which may create a perception of increased adverse events and higher risk profiles, despite no change in the actual severity or the actual number of adverse events that occur in the course of a product’s development.

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

We are the assignee or co-assignee of 55 issued U.S. and foreign patents. Once issued, we maintain our patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFI’s, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 102 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Three of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to June 30, 2007, our stock price has ranged from $3.46 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Our Annual Meeting of Stockholders was held on May 23, 2007. At this meeting, we solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To elect two Class III directors to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected. Elected to serve as Class III directors were Robert H. Campbell and Gary A. Lyons. For each elected director the results of voting were: Robert H. Campbell 33,148,322 for and 3,516,945 withheld; and Gary A. Lyons 33,151,729 for and 3,513,538 withheld. Our Class I directors, Robert C. Merton, Ph.D. and Vijay B. Samant, continue in office until the 2008 Annual Meeting of Stockholders. Our Class II director, R. Gordon Douglas, M.D., continues in office until the 2009 Annual Meeting of Stockholders.

(ii)	To amend our Amended and Restated Stock Incentive Plan to increase the aggregate number of shares of common stock authorized for issuance under the plan by 1,000,000 shares. The amendment was approved with the following votes: 18,001,991 for, 4,558,997 against, 155,787 abstained and 13,948,492 broker non-votes.

(iii)	To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2007. The selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2007, was ratified with the following votes: 35,745,919 for, 875,196 against and 44,152 abstained.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document
3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(3)	Amended and Restated Stock Incentive Plan of Vical Incorporated.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.
(3)	Incorporated by reference to exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-143885) filed on June 19, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 8, 2007	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)