Form 10-Q
period 2007-09-30
VICAL INC
filed 2007-11-09
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Total shares of common stock outstanding at October 31, 2007: 39,194,585

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$38,826	$19,363
Marketable securities, available-for-sale	35,429	78,519
Restricted marketable securities	2,651	2,511
Receivables and other	1,328	5,049

Total current assets	78,234	105,442
Property and equipment, net	12,808	13,500
Intangible assets, net	4,972	5,162
Other assets	693	1,145

Total assets	$96,707	$125,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,818	$5,437
Current portion of equipment financing obligations	950	2,716

Total current liabilities	5,768	8,153
Long-term liabilities:
Equipment financing obligations, net of current portion	263	711
Deferred rent	2,386	2,262

Total long-term liabilities	2,649	2,973
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 39,193 and 39,149 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	392	391
Additional paid-in capital	301,038	299,581
Accumulated deficit	(213,055)	(186,022)
Accumulated other comprehensive (loss) income	(85)	173

Total stockholders’ equity	88,290	114,123

Total liabilities and stockholders’ equity	$96,707	$125,249

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Contract and grant revenue	$164	$412	$3,994	$13,091
License and royalty revenue	211	154	747	346

Total revenues	375	566	4,741	13,437
Operating expenses:
Research and development	5,580	4,038	17,314	12,853
Manufacturing and production	2,871	2,899	11,034	10,950
General and administrative	2,192	1,904	6,825	6,752

Total operating expenses	10,643	8,841	35,173	30,555

Loss from operations	(10,268)	(8,275)	(30,432)	(17,118)
Other income (expense):
Investment income	1,048	824	3,485	2,117
Interest expense	(19)	(58)	(86)	(225)

Net loss	$(9,239)	$(7,509)	$(27,033)	$(15,226)

Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.69)	$(0.52)

Weighted average shares used in computing basic and diluted net loss per share	39,193	30,714	39,189	29,282

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(27,033)	$(15,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,503	2,465
Write-off of abandoned patents	19	41
Gain on sale of property and equipment	(60)	—
Compensation expense related to stock options and awards	1,500	1,376
Changes in operating assets and liabilities:
Receivables and other	3,721	1,345
Other assets	452	786
Accounts payable, accrued expenses and other liabilities	(627)	(745)
Deferred rent	132	197

Net cash used in operating activities	(19,393)	(9,761)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	104,459	113,481
Purchases of marketable securities – including restricted	(61,768)	(112,233)
Purchases of property and equipment	(1,177)	(627)
Sale of property and equipment	60	—
Patent expenditures	(463)	(228)

Net cash provided by investing activities	41,111	393

Cash flows from financing activities:
Proceeds from issuance of common stock	54	17,289
Payment of withholding taxes for net settlement of restricted stock units	(96)	(90)
Principal payments under equipment financing obligations	(2,213)	(3,346)

Net cash (used in) provided by financing activities	(2,255)	13,853

Net increase in cash and cash equivalents	19,463	4,485
Cash and cash equivalents at beginning of period	19,363	5,710

Cash and cash equivalents at end of period	$38,826	$10,195

Supplemental information:
Interest paid	$86	$225

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

The unaudited financial statements at September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the U.S. applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. At September 30, 2007 and December 31, 2006, restricted marketable securities of $2.7 million and $2.5 million, respectively, were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million for the three and nine months ended September 30, 2007 and 2006, respectively, were excluded from the calculation because of their antidilutive effect.

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

At December 31, 2006, the Company had federal and state tax net operating loss, or NOL, carryforwards of approximately $172.4 million and $64.0 million, respectively. The Company also had federal research and development and orphan drug credit carryforwards of $13.6 million. These NOL and credit carryforwards begin to expire in 2007 unless previously utilized. In addition, the Company has research and development credits and manufacturers’ investment credit carryforwards of $5.5 million, as of December 31, 2006, to reduce future California income tax, if any. Because realization of such tax benefits is uncertain, the Company has provided a 100% valuation allowance as of December 31, 2006 and September 30, 2007. Utilization of the NOL and credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future pursuant to Sections 382 and 383 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, the Company has raised capital through the issuance of capital stock on several occasions which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in a change of control, as defined by Section 382, or could result in a change of control in the future upon subsequent disposition. The Company has not completed a study to assess whether a change in control has occurred or whether there have been multiple changes of control since the Company’s formation due to the significant complexity and cost associated with such study and the possibility of additional changes in the future. If the Company has experienced a change of control at any time since its formation, utilization of its NOL or credit carryforwards would be subject to an annual limitation under Sections 382 and 383 which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or credit carryforwards before utilization. Further, until a study is completed and any limitation is known, no amounts are being presented as an uncertain tax position under FIN 48. Interest and penalties related to uncertain tax positions will be reflected in income tax expense. All tax years remain subject to future examination by the tax jurisdictions in which the Company is subject to tax.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$228	$177	$652	$514
Manufacturing and production	64	63	197	200
General and administrative	191	193	651	662

Total stock-based compensation expense	$483	$433	$1,500	$1,376

During the nine months ended September 30, 2007 and 2006, the Company granted stock-based awards with a total estimated value of $2.4 million and $1.6 million, respectively. At September 30, 2007, total unrecognized estimated compensation cost related to unvested stock-based awards granted prior to that date was $2.6 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2007 and 2006, represented 1.7% of outstanding common shares at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive income (loss) represents net unrealized income (losses) on marketable securities. For the three months ended September 30, 2007 and 2006, other comprehensive income (loss) was $(0.1) million and $0.2 million, respectively, and total comprehensive loss was $9.4 million and $7.3 million, respectively. For the nine months ended September 30, 2007 and 2006, other comprehensive income (loss) was $(0.3) million and $0.2 million, respectively, and total comprehensive loss was $27.3 million and $15.0 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Employee compensation	$1,813	$2,216
Accounts payable	263	542
Other accrued liabilities	2,742	2,679

Total accounts payable and accrued expenses	$4,818	$5,437

5.	COMMITMENTS AND CONTINGENCIES

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

A European patent was issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as the Company’s clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as the Company’s investigational influenza vaccine, and similar pharmaceutical products under development by others. This patent was opposed by two companies. The Company responded to the oppositions in a timely manner, and defended the patent at an oral hearing in March 2006 at the EPO. The patent was maintained in amended form. The Company is appealing certain rulings, and one of the opponents is appealing the decision to maintain the patent in amended form.

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

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2007, and for the three months ended June 30, 2007, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 19 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

•	A Phase 2 clinical trial using our cytomegalovirus, or CMV, DNA vaccine in hematopoietic cell transplant patients;

•	A Phase 1 clinical trial using our pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin™ adjuvant; and

•	A Phase 1 clinical trial of electroporation-enhanced delivery of DNA encoding interleukin-2 , or IL-2, utilizing our delivery technology with an initial indication in metastatic melanoma.

We have leveraged our patented technologies through licensing and collaborations, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, and AnGes, among other research-driven biopharmaceutical companies. In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease. In 2007, another product utilizing our patented DNA delivery technology received conditional approval for use in animals. Our licensee, Merial Limited, a joint venture of Merck and sanofi-aventis, received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. We believe these approvals are important steps in the validation of our DNA delivery technology.

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

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Phase 1	Vical
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
”	IL-2/EP, metastatic melanoma	Phase 1	Vical
Corporate Collaborations
Infectious disease vaccine	Hepatitis B virus	Research	Merck
”	Hepatitis C virus	Research	Merck
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer[2]	Research	Merck
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	FGF-1, peripheral arterial disease	Phase 3	Sanofi-aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed [2]	Research	Merial
Therapeutic cancer vaccine (animal health)	Canine melanoma	Conditional approval in the U.S.	Merial
Government Collaborations
Infectious disease vaccine	Ebola virus	Phase 1	NIH

”	HIV	Phase 2	NIH

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

See the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a detailed discussion of our independent, collaborative and out-licensed product development programs as of December 31, 2006.

Recent Events

The following events have recently occurred with respect to our business:

Influenza Program

•

We announced the enrollment of the first subject in a Phase 1 clinical trial of our Vaxfectin™-formulated plasmid DNA, or pDNA, pandemic influenza vaccine. The double-blind, placebo-controlled trial will evaluate safety, tolerability and immune responses in up to 60 healthy volunteers age 18 to 45 at two U.S. clinical sites.

CMV Program

•

An independent data safety monitoring board, or DSMB, found no safety issues and recommended continuation of our Phase 2 clinical trial of a DNA vaccine against cytomegalovirus. The DSMB completed an interim evaluation of safety data after the two-month follow-up visits for the first 20 hematopoietic stem cell transplant recipients enrolled in the study.

HIV Collaborative Program

•

The results from a series of HIV vaccine Phase 2a clinical trials conducted by the NIH, using a pDNA vaccine developed by the NIH Vaccine Research Center and manufactured by us, reinforced previously reported Phase 1 conclusions that a DNA prime-adenoviral vector boost vaccine regimen was safe and well-tolerated, and was effective in inducing T-cell immune responses in up to 70% of the vaccine recipients.

Critical Limb Ischemia Collaborative Program

•

Sanofi-aventis, our licensee, recently announced the initiation of a 500-patient Phase 3 clinical trial of its NV1FGF angiogenesis therapy, which is based on our non-viral DNA delivery technology. Assuming successful completion of the trial, called TAMARIS, sanofi-aventis expects to file for marketing approval in 2010.

In addition to the above recent announcements, the NIH has completed its Phase 1 studies in both West Nile virus, or WNV, and severe acute respiratory syndrome, or SARS. The NIH has transferred the IND for the SARS program to us and we are currently evaluating our options in continuing the development of a SARS vaccine. Due to the lack of commercial opportunities, neither we nor the NIH plan further development on a WNV vaccine at this time. Also, Merck recently announced that it had stopped their Phase 2 HIV vaccine trials based on adenovirus technology and that they will be analyzing data in the coming months before continuing their HIV vaccine effort.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $138.1 million in revenue under these types of agreements. Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2007	2006	2007	2006
NIH contracts	$—	$—	$1.9	$10.2
CMV grants	—	—	1.0	1.0
Influenza grants	0.2	—	1.1	—
Other contracts and grants	—	0.4	—	1.9

Total contract and grant revenues	0.2	0.4	4.0	13.1

Merial license	—	—	0.2	—
Other royalties and licenses	0.2	0.2	0.5	0.3

Total royalty and license revenues	0.2	0.2	0.7	0.3

Total revenues	$0.4	$0.6	$4.7	$13.4

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2007	2006	2007	2006
Allovectin-7®	$2.8	$1.3	$7.0	$4.5
Influenza	1.7	—	6.9	—
CMV	1.4	1.6	4.7	4.9
IL-2/EP	0.1	0.2	0.5	1.3
Other research, development, manufacturing and production	2.4	3.8	9.2	13.1

Total research, development, manufacturing and production	$8.4	$6.9	$28.3	$23.8

Since our inception, we estimate that we have spent approximately $304 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for CMV and influenza and our cancer immunotherapeutics Allovectin-7® and IL-2/EP, as well as other preclinical targets.

We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and influenza and our IL-2/ EP program for solid tumors and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $74 million on our Allovectin-7® program, $38 million on our CMV program, $15 million on our Influenza program and $7 million on our IL-2/EP program.

We have other product candidates in the research stage. It can take many years from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the U.S. Food and Drug Administration, or FDA, or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

As a result, we expect to incur substantial operating losses for at least the next several years, due primarily to the advancement of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs due to contract manufacturing activities, costs of our facilities, and possible advancement toward commercialization activities.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of September 30, 2007, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.2 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended September 30, 2007, Compared with Three Months Ended September 30, 2006

Total Revenues. Total revenues decreased $0.2 million, or 33.7%, to $0.4 million for the three months ended September 30, 2007, from $0.6 million for the three months ended September 30, 2006. Revenues from our contracts and grants were $0.2 million for the three months ended September 30, 2007, compared with $0.4 million for the three months ended September 30, 2006. This decrease was primarily the result of a decrease in grant revenue related primarily to our NIH influenza grants.

Research and Development Expenses. Research and development expenses increased $1.6 million, or 38.2%, to $5.6 million for the three months ended September 30, 2007, from $4.0 million for the three months ended September 30, 2006. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial, our CMV Phase 2 clinical trial, and our Phase 1 influenza trial.

Manufacturing and Production Expenses. Manufacturing and production expenses were substantially consistent with the prior period.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 15.1%, to $2.2 million for the three months ended September 30, 2007, from $1.9 million for the three months ended September 30, 2006. This increase was primarily due to an increase in total wages as a result of a higher average headcount during the three months ended September 30, 2007, when compared to the prior period.

Investment Income. Investment income increased $0.2 million, or 27.2%, to $1.0 million for the three months ended September 30, 2007, from $0.8 million for the three months ended September 30, 2006. This increase was primarily the result of higher average cash and short-term investment balances and higher rates of return on our investments during the three months ended September 30, 2007.

Interest Expense. Interest expense decreased $39,000, or 67.2%, to $19,000 for the three months ended September 30, 2007, from $58,000 for the three months ended September 30, 2006. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Nine Months Ended September 30, 2007, Compared with Nine Months Ended September 30, 2006

Total Revenues. Total revenues decreased $8.7 million, or 64.7%, to $4.7 million for the nine months ended September 30, 2007, from $13.4 million for the nine months ended September 30, 2006. Revenues from our contracts and grants were $4.0 million for the nine months ended September 30, 2007, compared with $13.1 million for the nine months ended September 30, 2006. This decrease was primarily the result of a decrease in contract manufacturing revenue related to manufacturing contract shipments which was $1.9 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively.

Research and Development Expenses. Research and development expenses increased $4.4 million, or 34.7%, to $17.3 million for the nine months ended September 30, 2007, from $12.9 million for the nine months ended September 30, 2006. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial, our CMV Phase 2 clinical trial and preclinical safety studies related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses were substantially consistent with the prior period.

General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 1.1%, to $6.8 million for the nine months ended September 30, 2007, from $6.7 million for the nine months ended September 30, 2006. This increase was primarily due to an increase in total wages as a result of a higher average headcount and higher consulting costs during the nine months ended September 30, 2007. These increases were partially offset by a decrease in auditing fees associated with our compliance with Section 404 of the Sarbanes-Oxley Act.

Investment Income. Investment income increased $1.4 million, or 64.6%, to $3.5 million for the nine months ended September 30, 2007, from $2.1 million for the nine months ended September 30, 2006. This increase was primarily the result of higher average cash and short-term investment balances and higher rates of return on our investments during the nine months ended September 30, 2007.

Interest Expense. Interest expense decreased $139,000, or 61.8%, to $86,000 for the nine months ended September 30, 2007, from $225,000 for the nine months ended September 30, 2006. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from performing services and licensing our technology. From our inception through September 30, 2007, we have received approximately $138.1 million in revenues from performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $296.1 million from the sale of equity securities. As of September 30, 2007, we had working capital of approximately $72.5 million, compared with $97.3 million at December 31, 2006. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $76.9 million at September 30, 2007, compared with $100.4 million at December 31, 2006. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2007, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $19.4 million and $9.8 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2007, compared with the same period in the prior year, was primarily the result of an increase in our net loss due to a decrease in contract manufacturing revenues which was partially offset by the timing of cash receipts related to those revenues.

Net cash provided by investing activities was $41.1 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2007, compared with the same period in the prior year, was primarily the result of an increase in net maturities of investments.

Net cash (used in) provided by financing activities was ($2.3) million and $13.9 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used in financing activities for the nine months ended September 30, 2007, compared with the same period in the prior year, was primarily the result of a decrease in proceeds received from the issuance of common stock, which was partially offset by a reduction in the principal payments related to our equipment financing obligations.

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

Contractual Obligations

In December 2004, we modified an equipment financing agreement which provided for $5.3 million of financing, with interest rates ranging from 3.0% to 3.2%. A portion of the financing was used to repay outstanding debt of approximately $2.2 million under another credit facility. Additional amounts were used to finance equipment purchases. The draw down period for this equipment financing arrangement ended in October 2005. The agreement requires a non-interest-bearing cash security deposit in the amount of 60.0% of the amount of each drawdown, which are included in current and long-term other assets. This financing involves restrictive financial covenants, including a requirement that we maintain unrestricted cash and marketable securities of at least $25.0 million or obtain a letter of credit from another lender in the amount of outstanding borrowings.

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

As of September 30, 2007, we have employment agreements that contain severance arrangements with each of our three executive officers and five of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.6 million if each such executive officer and other executive was terminated at September 30, 2007.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at September 30, 2007. At September 30, 2007, our unrealized loss on non-equity investments was $2,000. We expect higher investment income for the full year 2007 compared with 2006 due to higher investment balances.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we initiated Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our pandemic influenza vaccine and our IL-2/EP program, both of which are currently in Phase 1 clinical testing. We may not be able to enroll sufficient patients in a timely manner in our Allovectin-7® trial and may not meet the primary endpoint of the trial as specified in our Special Protocol Assessment. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional IL-2/EP or pandemic influenza trials, and our IL-2/EP or pandemic influenza programs may not demonstrate sufficient safety and efficacy to support further product development.

Additionally, we are in various stages of development with other product candidates. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

Some collaborators or licensees may not succeed in their product development efforts, such as our former licensee, Corautus Genetics Inc., who discontinued development efforts of a product for which they had licensed our core DNA delivery technology for specific cardiovascular applications. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, causing us to derive little or no revenue from these arrangements, or may cease to support our development and commercialization efforts.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we receive grants from governmental agencies and have in the past entered into agreements to manufacture vaccines for such agencies. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, our 2003 subcontract agreement to manufacture bulk DNA vaccines for the VRC expired in July 2007. We do not expect to receive future material orders for the manufacture of bulk DNA from the subcontractor as the subcontractor has built its own DNA vaccine manufacturing facility to manufacture future VRC production orders.

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

We apply for and have received funding from various government agencies. Eligibility of public companies to receive grants, such as Small Business Technology Transfer, or STTR, and Small Business Innovation Research, or SBIR grants, may be based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future, and additional funding from these sources may not be available.

(*)We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold or received approval to sell any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $23.1 million, $24.4 million and $23.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of September 30, 2007, we had incurred cumulative net losses totaling approximately $213.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We have no experience in filing a Biologics License Application, or BLA, with the FDA. Because a BLA must be filed with and approved by the FDA before a biologic product may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our products, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the U.S. may impede our ability to commercialize our products in those countries.

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

We are the assignee or co-assignee of 58 issued U.S. and foreign patents. Once issued, we maintain our patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFIs, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 118 pending patent applications in the U.S. and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Two of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to September 30, 2007, our stock price has ranged from $3.46 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.54 [a]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.

[a]

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

Vical Incorporated

Date: November 8, 2007	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)