Form 10-K
period 2007-12-31
VICAL INC
filed 2008-03-03
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐         Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Stock Market on June 30, 2007, was approximately $177,273,000.

The number of shares of common stock outstanding as of February 26, 2008, was 39,220,158.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of	Part III
Stockholders to be held May 22, 2008

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

We currently have three active independent development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded by AnGes MG, Inc., or AnGes, through cash payments and equity investments, under a research and development agreement;

•	A Phase 2 clinical trial using our cytomegalovirus, or CMV, DNA vaccine in hematopoietic cell transplant patients; and

•	A Phase 1 clinical trial using our pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, Merial Limited, a joint venture of Merck and sanofi-aventis and AnGes, among other research-driven biopharmaceutical companies. These partnerships have resulted in the following two approvals in veterinary applications:

•

In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health, received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease.

•

In 2007, our licensee, Merial Limited, received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. Merial’s vaccine is the first ever approved vaccine for therapeutic use.

We believe these approvals are important steps in the validation of our DNA delivery technology. Furthermore, our partner, AnGes, is in the process of preparing an application for Japanese approval of its DNA-based delivery product encoding the hepatocyte growth factor for indications related to peripheral arterial disease. If approved, this would represent the first approval of our DNA delivery technology for use in humans.

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the National Institutes of Health, or NIH, and the U.S. Centers for Disease Control and Prevention, or CDC. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

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

Our Core Technology

The key discovery leading to our patented core DNA delivery technology was that muscle tissues can take up polynucleotide genetic material, such as DNA or RNA, directly, without the use of viral components or other delivery vehicles, and subsequently express the proteins encoded by the genetic material for periods ranging from weeks to more than a year. Our approach typically involves designing and constructing closed loops of DNA called plasmids, or pDNAs. These pDNAs contain a DNA segment encoding the protein of interest, as well as short segments of DNA that control protein expression. Plasmids can be manufactured using uniform methods of fermentation and processing. This could result in faster development and production times than technologies that require development of product-specific manufacturing processes.

Since the initial discovery of our DNA delivery technology, our researchers have improved the design of our plasmids to provide increases in efficiency of gene expression and immunogenicity. In addition, we continue to develop other formulation and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers, needle-free injection and other approaches, to enhance DNA expression or increase the immune response in DNA vaccine applications. We own broad patent rights in the United States and in key foreign markets to certain non-viral polynucleotide delivery technologies. Benefits of our DNA delivery technologies may include the following, which may enable us to offer novel treatment alternatives for diseases that are currently poorly addressed:

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

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in four broad application areas:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or dead pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to sell its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, and again in 2007, when our licensee, Merial Limited, received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs.

Vaccines are generally recognized as the most cost-effective approach for infectious disease healthcare. However, the technical limitations of conventional vaccine approaches have constrained the development of effective vaccines for many diseases. Development of vaccines based on conventional methods requires significant infrastructure in research and manufacturing. In addition, the safety risks associated with certain conventional vaccine approaches may offset their potential benefits. We believe our potential vaccine products may be simpler to manufacture than vaccines made using live viruses or protein subunit approaches including those involving mammalian, avian or insect cell, or egg-based, culture procedures. In addition, our DNA delivery technologies may accelerate certain aspects of vaccine product development such as nonclinical evaluation and manufacturing.

In the broader vaccine marketplace, it is important to note a changing dynamic. Traditionally, vaccines have been predominantly focused on the pediatric market, intended to protect children from diseases that could cause them serious harm. Today, there is a growing interest in vaccines against diseases that may affect adolescents and adults, which include both sexually transmitted diseases and infections that strike opportunistically, such as during pregnancy or in immunocompromised individuals, including the geriatric population. We believe our technologies, because of their potential safety and development timeline advantages, could be ideally suited for the development of this new generation of vaccines.

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

Immunotherapy, a process which uses the patient’s own immune system to treat cancer, may have advantages over surgery, irradiation, and chemotherapy. Many cancers appear to have developed the ability to “hide” from the immune system. A treatment that can augment the immune response against tumor cells by making the cancer more “visible” to the immune system would likely represent a significant improvement in cancer therapy. Immune-enhancing proteins such as interleukin-2, or IL-2, and interferon-alpha, or IFN-a, have shown encouraging results. However, these agents often require frequent doses that regularly result in severe side effects.

We have researched delivery enhancements that may complement our core DNA delivery technology and may help us develop cancer therapies. Our current clinical-stage approach consists of directly injecting lesions with certain plasmids which, upon uptake into cells, direct the production of the encoded immunostimulatory proteins. The plasmids are formulated with a cationic lipid-based delivery system. The ease of manufacture, convenience, and ability to repeat administration may offer advantages over current modalities of therapy. In addition, cancer therapies using non-viral DNA delivery may offer an added margin of safety compared with viral-based delivery, as no viral DNA/RNA or viral particles are contained in the formulation.

Studies in animals have demonstrated the safety and potential efficacy of this approach. Subsequently, in human studies, a very low incidence of treatment-related serious adverse events has been observed. As a step towards validation of DNA technology in cancer vaccine applications, Merial received notification in 2007 of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine utilizing our proprietary DNA technology, and designed to treat melanoma, a serious form of cancer, in dogs.

Cardiovascular

Cardiovascular diseases represent the leading cause of death in the United States and in most Western countries. Cardiovascular disease refers to the class of diseases that involve the heart or blood vessels. Peripheral arterial disease, or PAD, including critical limb ischemia, or CLI, and Coronary Artery Disease, or CAD, also known as ischemic heart disease, or IHD, are the end result of arterial occlusive disease, which is most commonly known as atherosclerosis. Atherosclerosis affects only the inner lining of an artery and is characterized by fatty deposits that block the flow of blood.

PAD is caused by atherosclerosis in association with hypertension, hypercholesterolemia, cigarette smoking and diabetes. PAD is a common circulatory problem in which narrowed arteries reduce the blood flow to the limbs. Early symptoms of PAD include transient pain in the legs upon walking, a condition called intermittent claudication, which is caused by ischemia. Approximately 25% of ischemic patients will progress to develop CLI, which is associated with pain at rest and ulcers, and frequently requires amputation. Altogether approximately 30% of patients with PAD die within 5 years of developing PAD, rising to approximately 50% after 10 years, and representing a mortality rate exceeding most other conditions including CAD and breast cancer. The number of therapeutic options for PAD remains very limited in comparison with other areas of cardiovascular medicine. The healthcare burden associated with PAD-related amputations in the United States is estimated to be greater than $10 billion per year.

CAD occurs when the coronary arteries that supply blood to the heart muscle become hardened and narrowed. CAD is the most common type of heart disease and is the leading cause of death in the U.S. in both men and women. Over time, CAD can weaken the heart muscle and contribute to heart failure or arrhythmias. Current treatment regimens for CAD include drugs, catheter-based interventional therapies such as balloon angioplasty or stents, mechanical therapies such as atherectomy, and bypass surgery.

We believe, PAD and CAD, may be better treated with angiogenesis, which refers to the growth of new blood vessels from pre-existing vessels to replace those blocked by the disease. Our core DNA delivery technology may allow the targeted delivery of certain growth factors with potential therapeutic value in the emerging field of angiogenesis. Angiogenesis has been shown to occur by the exogenous administration of angiogenic growth factors. We believe that the localized and sustained expression of these growth factors from plasmids may be both safe and effective.

Veterinary

Prior to its development for human therapy, our DNA delivery technologies were extensively tested in animals. Research scientists have published numerous papers detailing favorable results in many species and covering a broad range of disease indications. Animal health encompasses two distinct market segments: livestock, or animals bred and raised for food or other products, and companion animals, or pets. Through our collaborative partnerships there have been approvals within each of these market segments for vaccines utilizing our DNA delivery technology.

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

Infectious Disease Vaccines. Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we have primarily focused our resources on the development of a DNA based vaccine against CMV and pandemic influenza. We believe our technologies may lead to the development of novel preventive or therapeutic vaccines for infectious disease targets and DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

Cancer Therapies. In the cancer area, we are primarily focusing our resources on the development of Allovectin-7® initially as a potential treatment for metastatic melanoma, an aggressive form of skin cancer. Allovectin-7® is a plasmid/lipid complex containing the DNA sequences encoding HLA-B7 and beta-2 microglobulin, which together form a Class I Major Histocompatibility Complex. Injection of Allovectin-7® directly into tumors is designed to stimulate an immune response against both local and distant metastatic tumors. In previous human clinical trials, Allovectin-7® has demonstrated efficacy against other types of cancer, and could potentially be used to treat any injectable immunoreactive solid tumor.

Enhance and Expand Our Technologies

We are actively pursuing the refinement of our plasmids and formulations, the evaluation of potential enhancements to our core technologies and the exploration of additional DNA delivery technologies. We are developing future product candidates based on these technologies through nonclinical and clinical testing to determine their safety and efficacy. We also seek to develop additional applications for our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or additional licensing opportunities. In addition, we continually evaluate compatible technologies or products that may be of potential interest for in-licensing or acquisition. We license intellectual property from companies holding complementary technologies, such as needle-free injection, to leverage the potential of our own DNA delivery technologies and to further the discovery of innovative therapies for internal development.

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cardiovascular diseases and cancer. Our current independent development programs focus on metastatic melanoma, CMV, and pandemic influenza. In addition, the NIH has transferred the Investigational New Drug application, or IND, for its severe acute respiratory syndrome, or SARS, DNA vaccine to us and we are currently evaluating our options in continuing the development of that vaccine. The table below summarizes our independent programs and corporate and government collaborations.

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Phase 1	Vical
”	SARS coronavirus	Phase 1	Vical
Corporate Collaborations
Angiogenic growth factor	HGF, peripheral arterial disease	Phase 3	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	FGF-1, peripheral arterial disease	Phase 3	Sanofi-aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed [2]	Research	Merial
Therapeutic cancer vaccine (animal health)	Tyrosinase, canine melanoma	Conditional approval in the United States	Merial
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer [2]	Research	Merck
Infectious disease vaccine	Hepatitis C virus	Research	Merck
Government Collaborations
Infectious disease vaccine	HIV	Phase 2	NIH
”	Ebola	Phase 1	NIH

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

The Institute of Medicine of the National Academy of Sciences estimated the cost of treating the consequences of CMV infection in the United States at more than $4 billion per year in a 1999 report, and placed the need for a CMV vaccine in its first priority category on the basis of cost-effectiveness. Furthermore, the National Vaccine Advisory Committee in 2004 agreed that increased research support by the NIH, CDC and vaccine manufacturers is critical for developing an effective CMV vaccine that prevents death, deafness, and central nervous system injury due to congenital CMV infection. Our initial focus is on the transplantation indication, which we believe, if successful, should allow proof-of-concept that could then lead to the opportunity to develop a CMV vaccine for other groups, such as at-risk women of reproductive age.

Our CMV vaccine product development program is based on:

•	CMV genes that encode two immunogenic proteins, glycoprotein B and phosphoprotein 65, which are associated with protective antibody and cellular immune responses; and

•

Our DNA vaccine technologies that have the ability to induce cellular immune responses and trigger production of antibodies without the safety concerns that conventional attenuated vaccines have posed for immunocompromised patients.

We initiated a Phase 1 clinical trial of our CMV vaccine in 2004. Subjects in the trial were healthy adults that were monitored primarily for safety, with secondary endpoints of immunogenicity. The trial tested two dosing levels and two dosing schedules, with approximately half of the subjects in the trial having prior exposure to CMV (referred to as seropositive) and half with no evidence of prior exposure (referred to as seronegative). Results from the Phase 1 trial indicated that our CMV vaccine was safe and well-tolerated by a majority of subjects, with temporary injection site pain being the most common side effect. The vaccine induced antibody and T-cell immune responses at both dose levels and both dosing schedules tested.

Based on these results, we designed a Phase 2 study in hematopoietic cell transplant, or HCT, patients which opened for enrollment in 2006. Our Phase 2 CMV trial is a placebo-controlled randomized study which calls for enrollment of 80 related donor and recipient pairs. Patients are randomized on a 1:1 basis. The primary endpoints are safety and the occurrence rate of clinically significant viremia. In 2007, we implemented a trial protocol amendment designed to increase enrollment rates. This amendment allows vaccination of only the recipients in hematopoietic cell transplants from unrelated donors. This expansion has opened our trial to a much larger pool of patients who have constituted a significant majority of our new enrollments. As a result, we have made the decision to phase out the original paired donor-recipient arm and will continue the study with the recipient-only arm. In October 2007, an independent safety monitoring board found no safety issues and recommended continuation of the Phase 2 trial. The interim safety evaluation was completed after two-month follow-up visits for the first 20 transplant recipients enrolled in the study.

In 2005, the Office of Orphan Products Development of the U.S. Food and Drug Administration, or FDA, designated our vaccine against CMV as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk HCT and solid organ transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity. In addition, we have been awarded approximately $4.1 million for research and development related to our CMV vaccine program under three grants from the National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH.

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

According to the CDC, CMV is the leading infectious cause of birth defects and developmental disabilities in the United States. Approximately one in a hundred CMV seronegative women in the United States develop primary CMV infection during pregnancy and give birth to a congenitally infected infant, leading to severe consequences in about 3,000 infants and death in about 800 infants per year. More children are affected by congenital CMV, than other, better known childhood conditions, such as Down Syndrome, fetal alcohol syndrome, and spina bifida, according to the CDC in 2006. Congenital CMV infection is the leading infectious cause of deafness, learning disabilities, and mental retardation in children. The substantial costs associated with congenital CMV are related to the lifelong disabilities associated with symptomatic infection, since patients require lifelong residential care and medical intervention. Nearly 3,000 immunocompromised patients suffer from CMV infection in the United States each year, causing severe consequences in more than half of the cases and death in more than 150 cases.

Influenza Vaccine

In 2005, we applied our DNA delivery technology towards the development of an influenza vaccine. Our approach is to include vaccine components which we believe will provide potential cross strain protection, particularly against severe disease and mortality, unlike conventional influenza vaccines which provide symptomatic relief through antibodies alone and are unlikely to protect against severe disease and mortality if the strain match is not correct. Our lead influenza vaccine candidate uses pDNA encoding two highly-conserved influenza virus proteins—nucleoprotein (NP) and ion channel protein (M2)—plus the H5 (hemagglutinin) avian influenza virus surface protein, and is formulated with our patented Vaxfectin® adjuvant.

In 2005, we received a $2.9 million challenge grant from the NIAID to support the development of a DNA vaccine against naturally emerging or weaponized strains of influenza and a two-year, $0.5 million challenge grant from the NIAID to support the development of a DNA vaccine against seasonal influenza. Funding under the challenge grant was released in stages upon the achievement of development milestones. In the initial activities covered by the challenge grant, we collaborated with St. Jude Children’s Research Hospital, a world-renowned center of expertise in influenza research, including pandemic influenza research.

In 2005, we achieved the first milestone in this challenge grant which was based on the successful design, manufacturing, and initial immunogenicity testing of an H5-based influenza vaccine. We showed that our influenza H5 HA DNA vaccine is immunogenic in animals.

During the second quarter of 2006, we achieved the second milestone under the pandemic influenza challenge grant which included challenging DNA-vaccinated animals with a virulent Vietnam strain (A/

Vietnam/1203/04) of H5N1 avian influenza virus. The data showed that our DNA vaccine provided complete protection of mice and ferrets against lethal challenges with the H5N1 avian influenza virus as well as protection of mice against multiple human influenza strains.

Data from subsequent studies demonstrated that a single injection of our lead influenza vaccine candidate provided 100% protection in ferrets against lethal challenge from the H5N1 virus. Conventional vaccines under development for pandemic influenza typically have required two or more doses in humans, even with novel adjuvants, to produce the immunogenicity levels expected to provide protection.

In 2007, we initiated a Phase 1 trial of our pandemic influenza candidate. The double-blind, placebo-controlled trial will evaluate safety, tolerability and immune responses in up to 60 healthy volunteers age 18 to 45 at three U.S. clinical sites. Later in 2007, we implemented a planned expansion of the Phase 1 study to allow comparison of vaccination with needle and syringe to vaccination with the Biojector® 2000 needle-free injection system. The Biojector® 2000 needle-free injection system has been shown to enhance the immunogenicity of pDNA vaccines in previous animal studies, and has demonstrated encouraging safety and immunogenicity data in multiple human pDNA vaccine studies. The needle-free testing is being conducted in up to 50 subjects. All tests are double-blind and placebo-controlled, and are designed to evaluate safety, tolerability and immune responses.

Vaxfectin®

Vaxfectin® is a novel cationic lipid formulation optimized by us to increase the immune response to pDNA vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in pDNA vaccine applications in multiple animal models, including nonhuman primates. In addition to influenza studies cited above, studies of Vaxfectin formulated pDNA vaccines against CMV and measles have shown enhanced immunogenicity in rodent and nonhuman primates, respectively. In addition, Vaxfectin® has demonstrated dose-sparing attributes as an adjuvant for protein-based influenza vaccines.

Data from a study in mice completed in 2007 showed that a seasonal influenza vaccine, sanofi pasteur’s Fluzone® commercial vaccine, formulated with Vaxfectin® generated up to 60-fold higher antibody responses than an unformulated vaccine at the same dose. Formulation of sanofi pasteur’s vaccine with Vaxfectin® also allowed a nearly 10-fold reduction in vaccine dose while generating equivalent or better antibody responses compared with unformulated vaccine, even at the lowest doses tested. In separate studies conducted by third parties, sanofi pasteur’s H5N1 pandemic influenza vaccine with no adjuvant achieved target antibody levels in less than half the subjects after two 90 mcg doses—which are six times the normal 15 mcg dose for each strain that provides 75% to 90% protection against seasonal influenza.

In a separate study in mice completed in 2007, we were able to demonstrate the potential of Vaxfectin® to be used as a dose-sparing agent with a protein-based H5N1 pandemic influenza vaccine currently stockpiled by the U.S. government. We demonstrated that after a single injection, the Vaxfectin®-formulated vaccine yielded five-fold higher antibody responses at the same dose as an unformulated vaccine, and comparable or better antibody responses at one-third the dose of unformulated vaccine. After a second injection, the Vaxfectin®-formulated vaccine yielded nine-fold higher antibody responses at the same dose as the unformulated vaccine, and five-fold better antibody responses at one-third the dose of the unformulated vaccine. Dose-sparing ability could be critical in extending limited vaccine supplies to protect the greatest number of people in the event of a pandemic influenza outbreak.

We have also completed a study which demonstrated that a measles DNA vaccine formulated with Vaxfectin® adjuvant elicited sustained protective levels of neutralizing antibodies in infant (6—10 week old) nonhuman primates confirmed by complete protection following challenge one year after intradermal vaccination, with no clinical signs of disease and no culturable virus after challenge. We found similar results in juvenile (1—2 year old) nonhuman primates. Both measles studies were conducted in collaboration with Diane E. Griffin, M.D., Ph.D., Alfred and Jill Sommer Professor and Chair of Molecular Microbiology and Immunology, Johns Hopkins Bloomberg School of Public Health, under a grant from the Bill and Melinda Gates Foundation.

About Influenza

Pandemic influenza is virulent human influenza that causes a global outbreak, or pandemic, of serious illness. A pandemic could begin if the H5N1 virus or another avian influenza virus strain changes to a form that can spread easily from person to person. Avian influenza is caused by influenza A viruses that occur naturally among wild birds. Most of the hundreds of strains of avian influenza virus remain in birds and cause only mild disease symptoms. Some strains of H5N1 avian influenza virus have become highly pathogenic in recent years and can be deadly to domestic poultry as well as certain wild birds. Certain strains can also be transmitted from birds to humans. Most cases of H5N1 influenza infection in humans have resulted from contact with infected poultry or surfaces contaminated by infected birds. The spread of H5N1 virus from person to person has been limited, but continued changes to the H5N1 virus could result in a strain that is more easily spread from person to person. Because humans have no prior exposure to H5, they have no immunity. Symptoms of avian influenza in humans have ranged from typical human influenza-like symptoms to pneumonia, severe respiratory complications, and death.

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

Other Infectious Diseases

We also are developing or have developed vaccines for other infectious diseases. For example, in April 2005 we were awarded a grant from the NIAID for the partial funding of the development of a DNA vaccine against herpes simplex virus. In addition, the NIH has completed its Phase 1 studies in Ebola, West Nile virus, or WNV, and SARS. The NIH has transferred its IND for its SARS DNA vaccine to us and we are currently evaluating our options in continuing the development of that vaccine. Due to the lack of commercial opportunities, we do not plan to, nor do we expect the NIH to pursue further development of a WNV vaccine at this time.

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

Independent Program Targeting Cancer

Allovectin-7®

Allovectin-7® is a plasmid/lipid complex containing the DNA sequences encoding HLA-B7 and b2 microglobulin, which together form a major histocompatibility complex, or MHC, class I. We believe injection of Allovectin-7® directly into tumor lesions directs an immune response against metastatic tumors through several mechanisms. In HLA-B7 negative patients, a vigorous allogeneic immune response may be initiated against the foreign MHC class I antigen. In all patients, b2 microglobulin may reconstitute normal class I antigen presentation and/or increase tumor antigen presentation to the immune system. In any patient, an innate pro-inflammatory response may occur that induces tumor responses following intralesional injection of the

pDNA/lipid complex. The goal of all three of these mechanisms is to initially cause recognition of the tumor at the local site to allow a then sensitized immune response to recognize un-injected tumors at distant metastatic sites.

In 2001, we began a high-dose, 2 mg, Phase 2 trial evaluating the Allovectin-7® immunotherapeutic alone for patients with stage III or stage IV melanoma, who have few other treatment options. The high-dose Phase 2 trial completed enrollment in 2003. The data showed that the trial had a total of 15 responders among the 127 patients receiving the high dose (11.8%), with four of the patients having complete responses and 11 having partial responses. The Kaplan-Meier estimated median duration of response was 13.8 months. The Kaplan-Meier median survival was 18 months. The safety profile was excellent with no reported Grade 3 or Grade 4 adverse events associated with Allovectin-7®.

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

In January 2007 we announced that we enrolled the first patient in the Allovectin-7® Phase 3 trial. The Phase 3 trial is being conducted in accordance with the related SPA completed with the FDA at approximately 60 clinical sites worldwide. The Phase 3 trial calls for enrollment of approximately 375 patients with recurrent metastatic melanoma. Patients may have been previously treated with surgery, adjuvant therapy, and/or biotherapy, but cannot have been previously treated with chemotherapy. The patients are randomized on a 2:1 basis; approximately 250 patients will be treated with Allovectin-7® and approximately 125 will be treated with their physician’s choice of either of two chemotherapy agents, dacarbazine or temozolomide. The primary endpoint is a variation on progression-free survival that compares the two trial arms for objective responses that are ongoing at six months or more after randomization. The study will also evaluate safety and tolerability as well as survival as secondary endpoints.

AnGes is funding the clinical trial under a research and development agreement. The funding consists of purchases by AnGes of up to $10.85 million of restricted shares of our common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. All of the funding provided by AnGes, including those funds used to purchase our common stock, must be used for costs related to the Allovectin-7® Phase 3 trial. Under the agreement, we granted to AnGes exclusive marketing rights for Allovectin-7® in specified countries in Asia and AnGes has the opportunity to pursue regulatory approvals in those countries, subject to receipt by us of regulatory approval in the United States. We also granted AnGes certain royalty-bearing licenses to our technology and know-how. AnGes is obligated to pay royalties to us on sales of Allovectin-7® in specified countries in Asia. AnGes also obtained the right to receive royalties from us on any commercial sales of Allovectin-7® in the United States.

In 1999, Allovectin-7®, was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity.

Other Cancer Programs

We have also performed preclinical development and completed a Phase 1 clinical trial of electroporation-enhanced delivery of DNA encoding IL-2 with an initial indication in metastatic melanoma. The primary objective of the IL-2/electroporation study was to evaluate the safety and tolerability of electroporation. We believe the interim results of the study support electroporation’s potential value in treating advanced cancer or other serious diseases. However, the need for premedication would limit the use of the current electroporation technology in less serious disease applications. We currently have no plans to pursue further development of our IL-2/electroporation product candidate.

About Metastatic Melanoma

The American Cancer Society estimates that approximately 60,000 new diagnoses of, and approximately 8,100 deaths from, melanoma occurred in 2007 in the United States. Currently, there are no consistently effective therapies for advanced cases of melanoma where the cancer has spread beyond its site of origin, or metastasized. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with advanced metastatic melanoma, median survival typically ranges from six to ten months.

FDA-approved drugs for treatment of metastatic melanoma include: hydroxyurea, which is no longer commonly used as a single agent; dacarbazine, and IL-2. The toxicity associated with FDA-approved treatments such as dacarbazine or IL-2 is often significant, resulting in serious or life-threatening side effects in many of the patients treated. Patients with metastatic melanoma often are treated with non-approved drugs such as IFN-a, which is approved as adjuvant therapy to surgery, or temozolomide, which is approved for certain types of brain cancer.

Collaboration and Licensing Agreements

We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees, and others. In addition to the agreements summarized below, we conduct ongoing discussions with potential collaborators, licensors and licensees.

Corporate Collaborators—Out-licensing

AnGes. In 2005, we granted an exclusive worldwide license to AnGes for use of our core DNA delivery technology in the development and commercialization of DNA-based products encoding hepatocyte growth factor, or HGF, for cardiovascular applications. HGF is a human protein that causes angiogenesis in areas of ischemia.

AnGes is developing DNA-based delivery of HGF for indications related to peripheral arterial disease, or PAD, a severe condition caused by blockage of blood vessels feeding the foot and lower leg, and ischemic heart disease, or IHD, which affects blood supply to the heart muscle. AnGes initiated a Phase 3 trial in Japan in 2004 with DNA-based HGF for PAD. AnGes initiated two Phase 2 trials in the United States in 2003 and 2005, with DNA-based HGF for PAD. AnGes also initiated a Phase 1 trial in the United States for IHD in 2004. AnGes has partnered with Daiichi Pharmaceutical Co., Ltd., a wholly owned subsidiary of Daiichi Sankyo Company Limited, for worldwide development and commercialization of DNA-based HGF for PAD and IHD.

In mid-2007, AnGes reported positive results following an interim analysis of data from the first 41 subjects to complete the Phase 3 trial in Japan. In the trial, 40 subjects with CLI were evaluated for efficacy. The primary endpoints, improvement of rest pain or ischemic ulcer size, at 12 weeks post dosing, showed 30.8% improvement in the placebo group and 70.4% improvement in the treatment group, a statistically significant difference. Based on the findings that the primary efficacy endpoint in the trial had been achieved with high statistical significance compared to a placebo and that there were no major safety concerns related to treatment in 41 patients evaluated, an Independent Data Monitoring Committee recommended stopping the trial early to prevent potential ethical issues involving the subjects in the placebo group. AnGes announced that it had ended the trial and was preparing an application for Japanese marketing approval.

In June 2006, AnGes announced results from its PAD Phase 2 trial in the United States which was initiated in 2003. Efficacy was evaluated in 93 patients out of 104, and safety was evaluated in all 104 patients enrolled. Analysis of efficacy in the overall population showed no statistical significance. However, in a subgroup analysis, the foot transcutaneous partial pressure of oxygen, or TcPO2, in the high dose group increased in a statistically significant manner compared to placebo. Thirty-nine percent of patients in the placebo group, 57% in the low dose, 67% in the middle dose and 80% in the high dose had a TcPO2 above 30mm Hg at 6 months after the treatment. Although not statistically significant, improvement in ischemic ulcers was seen in the HGF plasmid treated groups compared to the placebo group. The trial did not reveal any significant safety difference among the groups and the HGF treatment appeared to be safe and well tolerated. AnGes concluded that intramuscular injection of the HGF plasmid suggested the potential to improve perfusion in patients with CLI, an advanced stage of PAD.

Under the license agreement, we received an initial upfront payment of $1.0 million, and further development may lead to milestone and royalty payments. AnGes has the right to terminate this agreement without cause upon tendering written notice to us.

Sanofi-aventis. In 1999, sanofi-aventis began testing the DNA delivery of a gene encoding fibroblast growth factor 1, or FGF-1, an angiogenic growth factor, in patients with PAD. In 2000, sanofi-aventis licensed the rights to our core DNA delivery technology for cardiovascular applications using FGF-1. Published interim results from an open-label Phase 1 clinical trial indicated that the FGF-1 plasmid-based therapeutic was well-tolerated, with no serious adverse events related to the treatment. Interim results reported in this same publication demonstrated reduction in pain and evidence of newly visible blood vessels three months after treatment.

Sanofi-aventis conducted a double-blind, placebo-controlled Phase 2 trial of its FGF-1 plasmid-based therapeutic in the United States and Europe. In March 2006, sanofi-aventis released encouraging data from the Phase 2 trial at the 55th Annual Scientific Session of the American College of Cardiology in Atlanta, Georgia, demonstrating improvement in amputation-free survival in patients with CLI. In 2007, sanofi-aventis announced that it had begun a 500 patient Phase 3 study of the FGF-1 plasmid-based therapeutic. The trial is designed to be conducted in patients with CLI, with combined trial endpoints of major amputation or death. Assuming the Phase 3 trial proceeds as planned, sanofi-aventis projects submission for regulatory approval of the therapeutic by 2010.

Our agreement with sanofi-aventis specifies that we will receive milestone payments plus royalties as products advance through commercialization. Sanofi-aventis has the right to terminate our agreement without cause upon 60 days prior written notice.

Merck. In 1991, we entered into an agreement with Merck, which was subsequently amended, providing Merck with certain exclusive rights to develop and commercialize vaccines using our core DNA delivery technology for specified human diseases. Under the agreement, as amended, Merck licensed our core DNA delivery technology for use in preventive and therapeutic human infectious disease vaccines.

In 2003, we amended the agreement, providing Merck options for rights to use our core DNA delivery technology for three cancer targets. The two disclosed targets were human epidermal growth factor receptor 2, or HER-2, and carcinoembryonic antigen, or CEA. In addition, Merck returned rights to us for certain infectious disease vaccines. Merck has retained rights to use the licensed technology for HIV, hepatitis C virus, and hepatitis B virus. In June 2005, Merck exercised the options related to three cancer targets that were granted under the 2003 amendment. As a result of the option exercise, we received a payment of $3.0 million.

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

In 2005, Merck initiated a Phase 1 clinical trial of a DNA cancer vaccine based on our DNA delivery technology that uses pDNA encoding HER-2 and CEA. As a result of Merck reaching this milestone, we received a payment of $1.0 million. The Phase 1 trial will evaluate the safety, tolerability and immunogenicity of the vaccine. Further development may lead to additional milestone and royalty payments.

Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by our agreement with Merck are commercialized. For some indications, we may have an opportunity to co-promote product sales. Merck has the right to terminate this agreement without cause upon 90 days prior written notice.

Aqua Health. In 2003, we granted a non-exclusive license to Aqua Health for use in Canada of our core DNA delivery technology in a vaccine against a disease that affects both wild and farm-raised fish. In 2005, Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus. We believe this approval is an important step in the validation of our DNA delivery technology. We have recognized de minimis license fees and royalty revenues on sales of this vaccine.

Merial. In 2004, we granted an exclusive license to Merial for use of our core DNA delivery technology in a therapeutic vaccine to treat dogs with melanoma. Under the agreement, Merial is responsible for research and development activities. In March 2007, Merial received notification of conditional approval from the U.S. Department of Agriculture to market the DNA vaccine. “Conditional approval” means the product has been shown to be safe and have a reasonable expectation of efficacy in treating melanoma. The designation allows Merial to market the therapeutic vaccine while collecting additional efficacy data to support full marketing approval. The approval triggered a $0.2 million milestone payment to us.

Invitrogen. In 1991, we licensed rights to use certain proprietary lipids for research product applications to Invitrogen. Invitrogen manufactures and markets these lipid compounds, and pays royalties to us on the sales of the lipids.

Government Collaborators

We have entered into several Collaborative Research and Development Agreements, or CRADAs, with the NIH, the Naval Medical Research Center, and the U.S. Army Medical Research Institute of Infectious Diseases to promote the development and use of our technologies in DNA vaccine candidates. Our general responsibility under each CRADA includes providing materials and/or expertise to the government agency in return for an option to obtain an exclusive license for rights to any intellectual property that result from the CRADA.

NIH Vaccine Research Center

The NIH through its Dale and Betty Bumpers Vaccine Research Center, or VRC, has clinical stage vaccine programs based on our technology for HIV and Ebola. The NIH has also completed Phase 1 studies based on our technology for WNV and SARS.

HIV. The VRC began a Phase 1 trial in healthy human subjects of an investigational DNA vaccine against HIV in 2002. The trial involved priming an immune response with multiple doses of a plasmid DNA vaccine, based on our proprietary DNA delivery technology, and boosting the response with an adenoviral vector vaccine given at a later date. The vaccine incorporates parts of four HIV genes. Three of these vaccine components are modified versions of HIV genes called gag, pol and nef, synthetically made based on a sequence from clade B, the subtype that predominates in Europe and North America. The fourth vaccine component is a modified version of the HIV gene named env. The env gene codes for a protein on the outer coat of the virus that allows it to recognize and attach to human cells. VRC scientists combined modified env from clades A and C, which are the most common in Africa and parts of Asia, with the modified env gene from clade B. HIV clades A, B and C, are involved in about 85% of all HIV infections around the world. The study was performed by the HIV Vaccine Trials Network, or HVTN, an NIAID-supported clinical trials group that evaluates and compares different HIV/AIDS vaccine candidates.

Data on eight healthy volunteers from the Phase 1 trial was presented at the AIDS Vaccine 2005 International Conference in Montreal, Canada. Cellular and antibody responses were several-fold higher in subjects vaccinated with a DNA prime followed by an adenoviral vector boost than in subjects who had received either DNA or adenoviral vector vaccine alone. In August 2006, the NIH presented additional preliminary data from the Phase 1 trial at the AIDS Vaccine 2006 Conference in Amsterdam. The vaccine was well-tolerated, and results were consistent with data previously reported at the Montreal conference. Results in 14 volunteers indicated that a prime-boost regimen produced more polyfunctional T-cells than either modality alone. Polyfunctional T-cells are believed to be important for an effective HIV vaccine.

In 2005, the NIH initiated a Phase 2 clinical trial of the “prime-boost” vaccine approach against HIV in several hundred patients. In 2007, the NIH released results from its Phase 2a HIV vaccine clinical trial, using a pDNA which reinforced previously reported Phase 1 conclusions that a “DNA prime-adenoviral vector boost” vaccine regimen was safe and well-tolerated, and was effective in inducing T-cell immune responses in up to 70% of the vaccine recipients. In recent clinical trials performed by a pharmaceutical company, the subjects receiving an adenoviral vector vaccine exhibited a higher incidence of infection than the placebo group. As a result, we believe the NIH may delay the start of a planned additional Phase 2 trial of the “prime-boost” vaccine in 8,500 patients to review the data from those trials.

Ebola. The VRC began human testing of an investigational DNA vaccine against Ebola in 2003. In February 2006, the VRC presented data from its Phase 1, randomized, placebo-controlled, dose-escalation study, which was the first human trial for any Ebola vaccine. The DNA vaccine used in the Phase 1 trial incorporates genetic material encoding core and surface proteins from two strains of Ebola. The data indicated that the Ebola vaccine candidate administered using Vical’s proprietary DNA delivery technology was safe and well-tolerated, and produced both antibody and T-cell responses specific to Ebola proteins in six healthy volunteers who received the full three doses of vaccine in the study. We have secured a license from the NIH for the commercialization rights and the technology used in its Ebola vaccine.

Contract Manufacturing for the VRC

In 2002, we entered into a subcontract agreement, which was subsequently amended, to manufacture HIV, Ebola, WNV, and SARS DNA vaccines for the VRC for use in the studies discussed above. In 2003, we entered into a separate subcontract agreement to manufacture bulk DNA vaccines for the VRC. These subcontracts are issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. In 2007, we completed all production orders under our 2003 subcontract agreement with the VRC and this agreement expired in July 2007. We do not expect to receive future material orders for the manufacture of bulk DNA from the subcontractor as the subcontractor has built its own DNA vaccine manufacturing facility to meet the future manufacturing needs of the VRC.

Manufacturing Process Development

In 2005, we were awarded funding for a one-year, $0.5 million project for the Defense Advanced Research Projects Agency of the U.S. Department of Defense. The award funded feasibility studies of a new approach for rapidly manufacturing large quantities of DNA vaccines. Conventional vaccine development and manufacturing methods require prolonged effort after the emergence of a new pathogen for production of even a single dose for testing. Current DNA vaccine development and manufacturing processes allow initial production of vaccines in as little as three months after selection of a gene sequence associated with a pathogen, but quantities are limited by the batch-processing capacity of available manufacturing equipment.

In 2007, we were awarded funding for a three-year, $6.0 million grant from the NIAID for further development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. Our RapidResponse™ DNA vaccine manufacturing platform is intended to significantly reduce the time required to develop, manufacture and deploy vaccines against emerging diseases during the early stages of an infectious outbreak. By using a cell-free manufacturing process, we believe that the

RapidResponse™ DNA platform can overcome the time, capacity and cost challenges of manufacturing conventional vaccines for diseases such as influenza, which use killed or disabled viruses grown in chicken eggs or via cell culture, requiring months of production time in large, dedicated facilities.

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

University of Michigan. In 1992, we licensed from the University of Michigan rights to various U.S. and international patents that provide additional protection for Allovectin-7® related to the injection of DNA-based therapeutics into tumors. In July 2005, we amended the agreement to exclude certain patents. In February 2006, we entered into an additional agreement with the University of Michigan which provides for rights to a composition of matter patent related to a polycistronic plasmid and the use of this plasmid for the treatment of solid tumors, which we believe provides additional protection for Allovectin-7®.

University of Massachusetts. In 2006, we licensed from the University of Massachusetts certain intellectual property related to the use of DNA based vaccines with influenza.

The Wistar Institute. In 2008, we licensed from The Wistar Institute exclusive, worldwide rights to Wistar’s Towne strain of CMV and related technologies. The Towne strain is an attenuated, or weakened, form of human CMV which was developed for potential vaccine applications by vaccinologist Stanley Plotkin, M.D., a member of Wistar’s research faculty from 1960 to 1991 and co-author of the definitive medical text “Vaccines.”

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

Corporate Collaborators—In-licensing

Bioject. In 2006, we entered into an agreement with Bioject Medical Technologies, Inc., or Bioject, giving us an option to obtain a worldwide, non-exclusive license to develop and commercialize Bioject’s proprietary needle-free delivery technology for use with certain vaccines. Bioject’s needle-free injection works by forcing medication at high speed through a tiny orifice held against the skin. This creates a fine stream of high-pressure fluid penetrating the skin and depositing medication in the underlying tissue.

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

We have also licensed other technologies on exclusive and non-exclusive bases in the ordinary course of our business.

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

Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•

Core DNA Delivery Technology. We own rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses. Other issued patents specifically cover the administration of DNA sequences into blood vessels and the heart. We are also an exclusive licensee of a broad patent covering methods for the non-viral, gene-based delivery of physiologically active polypeptides or proteins. Among the most advanced human applications that would use this technology are the clinical programs being run by our partners AnGes and sanofi-aventis in the field of angiogenesis;

•

Lipid Technologies. We have received issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. These patented compounds include the lipids contained in some of our product candidates as well as our adjuvant Vaxfectin® . Patent protection of these key lipids also has been obtained in Europe, Canada and Japan;

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

During 2007, we were issued two U.S. patents, one Canadian patent and one Japanese patent related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 7,250,404, covering a lipid-mediated polynucleotide administration to deliver a biological active peptide and to induce a cellular response;

•	U.S. Patent No. 7,268,120, covering treatment of cancer using cytokine-expressing polynucleotides and compositions;

•	Canadian Patent No. 2,206,265, covering a process for reducing RNA concentration in a mixture of biological material using diatomaceous earth; and

•	Japanese Patent No. JP3905132, covering the purification of plasmid DNA by PEG precipitation during column chromatography.

We are the assignee or co-assignee of 58 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFIs, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 123 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Two of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

Commercialization and Manufacturing

Because of the broad potential applications of our technologies, we intend to develop and commercialize products both on our own and through our collaborators and licensees. We intend to develop and commercialize products in well-defined specialty markets, such as infectious diseases, oncology and other life-threatening diseases. Where appropriate, we intend to rely on strategic marketing and distribution alliances.

We believe our plasmids can be produced in commercial quantities through uniform methods of fermentation and processing that are applicable to all plasmids. In addition, our formulations consist of components that are synthesized chemically using traditional, readily scaleable organic synthesis procedures.

We produce and supply our own plasmids for all of our research needs and clinical trials and intend to produce sufficient supplies for all foreseeable clinical investigations. In 2002, we signed a 15-year lease on our current primary facility, which we believe will be sufficient for our foreseeable commercial manufacturing requirements. The facility received a California Food and Drug Branch manufacturing facility license and began production in 2004. We also engage in contract manufacturing of plasmid investigational products for selected clients.

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include sanofi-aventis, Novartis, GlaxoSmithKline plc, MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Merck, Pfizer Inc. and Wyeth among others. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, sanofi-aventis, MedImmune, Roche, GlaxoSmithKline, ViroPharma Inc. and others have products or development programs for CMV treatment and prevention. Medarex Inc., Pfizer, Synta Pharmaceuticals Corporation, and others are developing treatments for melanoma. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Recently a law was passed that required sponsors of clinical trials to register, and report results for, all controlled, clinical investigations, other than Phase 1 investigations, of a product subject to FDA regulation. As of December 2007, FDA requires registration of such clinical investigations when they involve a “serious or life-threatening disease or condition.” Trials that do not involve a “serious or life-threatening disease or condition” must be registered by September 2008. Trial registration may require public disclosure of confidential commercial development data resulting in the loss of competitive secrets, which could be commercially detrimental.

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

Employees

As of December 31, 2007, we had 154 full-time employees, including 26 with doctorate degrees. Of these full-time employees, 126 are engaged in, or directly support, research and development and manufacturing activities, and 28 are in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers and Other Executives

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	55	President, Chief Executive Officer and Director
Jill M. Church[2]	46	Vice President, Chief Financial Officer and Secretary
Alain P. Rolland, Pharm.D., Ph.D. [2]	48	Senior Vice President, Product Development
Robin M. Jackman, Ph.D.	38	Senior Vice President, Business Operations
Kevin R. Bracken	59	Vice President, Manufacturing
Andrew R. de Guttadauro	41	Vice President, Corporate Development
Ronald B. Moss, M.D.	47	Vice President, Clinical Development
Larry R. Smith, Ph.D.	47	Vice President, Vaccine Research

[1]	As of December 31, 2007.
[2]	Executive officer.

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

Robin M. Jackman, Ph.D., joined us as Vice President, Business Development in June 2004 and was named Senior Vice President, Business Operations in June 2006. Since 2002, Dr. Jackman had been Vice President of Corporate Development at Sequenom, Inc., a public company focused on developing genetic analysis products, where he focused primarily on business development and investor relations. From 1998 to 2002, he served in positions of increasing responsibility within the Life Sciences Investment Banking group at Robertson Stephens, culminating as Vice President. He managed a broad range of transactions for biotechnology, medical device, and emerging pharmaceutical companies with an aggregate transaction value over $11 billion. Dr. Jackman received a Ph.D. in immunology from Harvard University, and a master’s degree in medicine from Harvard Medical School, during which time he was a biomedical consultant to the investment community. He began his career as a research associate at Protein Design Labs. Dr. Jackman received a bachelor’s degree with honors in biological science from Stanford University.

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

Andrew R. de Guttadauro joined us as Vice President, Corporate Development in August 2007. Prior to joining Vical, Mr. de Guttadauro was Senior Director of Strategy at Biogen Idec, Inc., a public biotechnology company, since February 2007, following a two-year assignment overseeing the commercial development of that company’s product Zevalin, the first radioimmunotherapy product approved for use in the United States. Before joining Biogen Idec, he spent the prior year at MedImmune, a public pharmaceutical company, where he directed marketing efforts for the FluMist inhaled influenza vaccine. Prior to joining MedImmune, Mr. de Guttadauro served in various marketing positions of increasing responsibility at Amgen Inc. over a six-year period, with direct involvement in the marketing of Enbrel, Kineret, Aranesp, and Epogen products. He spent the first seven years of his career at Tap Pharmaceutical Products, Inc., where he served in a series of sales and marketing positions, including contributions to the success of Prevacid and Lupron. Mr. de Guttadauro earned a bachelor of science degree in engineering from the U.S. Military Academy at West Point, followed by a three-year tour of duty as a Captain in the U.S. Army.

Ronald B. Moss, M.D., joined us as Vice President, Clinical Development in June 2006. Prior to joining Vical, Dr. Moss most recently was Vice-President of Medical Affairs at Telos Pharmaceuticals LLC from 2004 to 2006. From 2003 to 2004, he served as a Senior Director of Worldwide Regulatory Affairs for Vaccines/Biologics in the Merck Research Laboratories Division of Merck, where he worked on multiple vaccine programs. Dr. Moss joined The Immune Response Corporation in 1994 as Medical Director and advanced through positions of increasing responsibility, concluding as Interim President and CEO in 2002. He had previously served for a year as Assistant Medical Director at Immunization Products Ltd., a joint venture between Rhône-Poulenc Rorer and Immune Response. Dr. Moss trained first as a Pediatrics Resident at the State University of New York and then as a Clinical Associate in Allergy and Clinical Immunology at the NIH, and is board certified in pediatrics and in allergy & immunology. He earned his M.D. degree at the Chicago Medical School, and graduated Phi Beta Kappa with a bachelor’s degree in 1982 from the State University of New York at Stony Brook.

Larry R. Smith, Ph.D., joined us as Executive Director, Vaccinology in September 2003, and was named Vice President, Vaccine Research in October 2006. Prior to joining Vical, Dr. Smith was Director of Viral Vaccines Research at Wyeth Vaccines, where he oversaw the immunogenicity testing of various viral vaccines including a number of recombinant viral vectors. Prior to joining Wyeth in 1996, Dr. Smith was a Scientific Investigator at Immune Response, where he identified autoreactive T cell targets in psoriasis and multiple sclerosis which led to the clinical testing of several therapeutic vaccine candidates. Dr. Smith received a B.S. degree in Biology from Purdue University, a Ph.D. in Microbiology and Immunology from the University of Texas Medical Branch, and was a postdoctoral fellow in the Immunology Department at Scripps Clinic and Research Foundation.

ITEM 1A. RISK FACTORS

You should consider carefully the risks described below, together with all of the other information included in this Annual Report on Form 10-K, and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occur, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

None of our independently developed product candidates has been approved for sale, and we have a limited number of independently developed product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

All of our independently developed product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, regulatory authorities will not approve them.

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we initiated Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our pandemic influenza vaccine, which is currently in Phase 1 clinical testing. We may not be able to enroll sufficient patients in a timely manner in our Allovectin-7® trial and may not meet the primary endpoint of the trial as specified in our Special Protocol Assessment. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional pandemic influenza trials, and the influenza program may not demonstrate sufficient safety and efficacy to support further product development.

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

We have entered into agreements with government agencies, such as the NIH, and we intend to continue entering into these agreements in the future. For example, we receive grants from governmental agencies and have in the past entered into agreements to manufacture vaccines for such agencies. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time. For example, our 2003 subcontract agreement to manufacture bulk DNA vaccines for the VRC expired in July 2007. We do not expect to receive future material orders for the manufacture of bulk DNA from the subcontractor as the subcontractor has built its own DNA vaccine manufacturing facility to meet the future manufacturing needs of the VRC.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $35.9 million, $23.1 million and $24.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, we had incurred cumulative net losses totaling approximately $221.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

Our product candidates under development and those of our collaborators and licensees are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulations are evolving and uncertain. The regulatory process can take many years and require us to expend substantial resources. For example:

•	The FDA has provided only limited guidelines concerning the scope of clinical trials required for gene-based therapeutic and vaccine products;

•	The FDA has provided only limited guidance on how many subjects it will require to be enrolled in clinical trials to establish the safety and efficacy of gene-based products; and

•	Current regulations and guidelines are subject to substantial review by various governmental agencies.

Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our ability to develop and commercialize our products. Delays could:

•	Impose costly procedures on our activities;

•	Diminish any competitive advantages that we attain; or

•	Negatively affect our results of operations and cash flows.

We have no experience in filing a BLA with the FDA. Because a BLA must be filed with and approved by the FDA before a biologic product may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for our products, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

In March 2004, the NIH Office of Biotechnology Activities and the FDA Center for Biologics Evaluation and Research launched the jointly developed Genetic Modification Clinical Research Information System, or GeMCRIS, an Internet-based database of human gene transfer trials. GeMCRIS enables individuals to easily view information on particular characteristics of clinical gene transfer trials. Although GeMCRIS includes special security features designed to protect patient privacy and confidential commercial information, these security features may be inadequately designed or enforced, potentially resulting in disclosure of confidential commercial information. In addition, the NIH, in collaboration with the FDA, has developed an Internet site, ClinicalTrials.gov, which provides public access to information on clinical trials for a wide range of diseases and conditions. The FDA and the NIH recently implemented rules and regulations that require public disclosure of additional commercial development data that previously was confidential. Future disclosures of such confidential commercial information may result in loss of advantage of competitive secrets.

Adverse events or the perception of adverse events in the field of gene therapy, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

The commercial success of some of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. Serious adverse events, including patient deaths, have occurred in clinical trials utilizing viral delivery systems to deliver therapeutic genes to the patient’s targeted cells. Although none of our current products or studies utilize viral delivery systems, these adverse events, as well as any other adverse events in the field of gene therapy that may occur in the future, may negatively influence public perception of gene therapy in general. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community.

Future adverse events in gene therapy or the biotechnology industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials. In addition, any adverse events that may occur in our clinical trials and any resulting publicity may cause regulatory delays or otherwise affect our product development efforts or clinical trials. FDA rules require that serious adverse events that cannot be definitely excluded as related to the product be reported in an expedited manner. Expedited reporting of serious adverse events to the FDA may create a perception of increased adverse events and higher risk profiles, despite no change in the actual severity or the actual number of adverse events that occur in the course of a product’s development.

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

We are the assignee or co-assignee of 58 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFIs, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form and is currently in appeal proceedings; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 123 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Two of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

If we fail to obtain appropriate reimbursement, we could be prevented from successfully commercializing our potential products. There are efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various means, including the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, which provides Medicare prescription drug benefits and mandates other reforms. We expect that there will continue to be a number of legislative proposals to implement government controls. The adoption of such proposals or reforms could impair our business.

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

Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of February 19, 2008, our short-term investments included $8.6 million of high-grade (AAA rated) auction rate securities backed primarily by municipal bonds and student loans. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings, including their holdings of auction rate securities. In February 2008, we were informed that there was insufficient demand at auction for three of our high-grade auction rate securities, representing approximately $6.6 million. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. We may experience a similar situation with our remaining

$2.0 million in auction rate securities. In the event we need to access the funds that are in an illiquid state, we will not be able to do so without a loss of principal, until a future auction on these investments is successful, or until the securities are redeemed by the issuer or they mature. At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge.

Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to December 31, 2007, our stock price has ranged from $3.46 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 3. LEGAL PROCEEDINGS

European Patent 1026253, covering a significant portion of our core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to us in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, we filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent generally cover the same subject matter as those claims in the ’529 patent which were under appeal. For this reason, we withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004. In September 2005, the ’253 patent was opposed by eight parties. We will defend our position in upcoming oral hearings to be held in December 2008. In addition to the ’253 patent, we may use other issued patents and patent applications that are pending in Europe to protect our core DNA delivery technology.

A European patent was issued in 2003 covering a range of applications of our core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as our clinical-stage

Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as our clinical stage influenza vaccine, and similar pharmaceutical products under development by others. This patent was opposed by two companies. We responded to the oppositions in a timely manner, and defended the patent at an oral hearing in March 2006 at the EPO. The patent was maintained in amended form. We are appealing certain rulings, and one of the opponents is appealing the decision to maintain the patent in amended form.

A European patent was issued to us in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies opposed this patent. We responded to the oppositions in a timely manner, and we will defend our position in upcoming oral hearings to be held in June 2008.

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

2007	High	Low
First Quarter	$6.99	$4.32
Second Quarter	6.20	4.50
Third Quarter	5.53	4.61
Fourth Quarter	5.23	4.02

2006
First Quarter	$6.36	$3.93
Second Quarter	7.58	5.11
Third Quarter	5.97	4.33
Fourth Quarter	7.38	4.20

As of February 26, 2007, there were approximately 350 stockholders of record of our common stock with 39,220,158 shares outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2007.

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

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq Composite Index and the Nasdaq Pharmaceutical Index assuming a $100 investment made on December 31, 2002. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

ITEM 6. SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data derived from our audited financial statements. The information presented should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto appearing elsewhere in this report.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$4,574	$14,213	$5,953	$11,168	$6,012
License and royalty revenue	938	527	6,050	3,377	2,066

Total revenues	5,512	14,740	12,003	14,545	8,078

Operating expenses:
Research and development	22,934	18,514	17,772	19,597	18,296
Manufacturing and production	13,762	13,588	12,203	11,581	8,482
General and administrative	9,078	9,055	7,679	8,510	6,922
Write-down of investment[1]	—	—	—	—	482

Total operating expenses	45,774	41,157	37,654	39,688	34,182

Loss from operations	(40,262)	(26,417)	(25,651)	(25,143)	(26,104)
Investment income, net[1]	4,464	3,541	1,827	2,205	2,067
Interest expense	(96)	(272)	(533)	(795)	(413)

Net loss	$(35,894)	$(23,148)	$(24,357)	$(23,733)	$(24,450)

Net loss per share (basic and diluted)	$(0.92)	$(0.74)	$(0.99)	$(1.05)	$(1.22)

Weighted average shares used in per share calculation	39,190	31,434	24,581	22,695	20,091

Balance Sheet Data (at end of period):
Cash, cash equivalents and marketable securities, including restricted	$71,489	$100,393	$66,486	$73,996	$84,518
Working capital	64,642	97,289	63,484	67,300	76,983
Total assets	90,585	125,249	94,530	101,226	110,707
Long-term obligations, less current portion	2,565	2,973	5,444	8,209	8,662
Total stockholders’ equity	79,912	114,123	80,306	82,909	89,822

[1]

In 2003 we recorded write-downs of $0.5 million to shares of stock received under a license agreement with Corautus. We subsequently reclassified this investment as marketable securities. In 2004, we sold our Corautus shares and recognized a $0.9 million gain, which has been included in investment income. See Note 2 of the Notes to Financial Statements for further discussion.

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

We currently have three active independent development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded by AnGes, through cash payments and equity investments, under a research and development agreement;

•	A Phase 2 clinical trial using CMV DNA vaccine in hematopoietic cell transplant patients; and

•	A Phase 1 clinical trial using our pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck, sanofi-aventis, Aqua Health, Merial, and AnGes, among other research-driven biopharmaceutical companies. These partnerships have resulted in the following two approvals in veterinary applications:

•

In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee, Aqua Health received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease.

•

In 2007, our licensee, Merial received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. Merial’s vaccine is the first ever approved vaccine for therapeutic use.

We believe these approvals are important steps in the validation of our DNA delivery technology. Furthermore, our partner, AnGes, is in the process of preparing an application for Japanese approval of its DNA-based delivery product encoding the hepatocyte growth factor for indications related to peripheral arterial disease. If approved, this would represent the first time our DNA delivery technology is approved for use in humans.

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the NIH and the CDC. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $138.8 million in revenue under these types of agreements. Revenues by source for each of the three years ended December 31, 2007, were as follows (in millions):

Source	2007	2006	2005
NIH contracts	$1.9	$10.2	$1.1
CMV grants	1.0	1.0	1.3
Influenza grants	0.9	2.1	0.3
Manufacturing process development grant	0.5	—	—
Anthrax grants	—	0.5	1.3
U.S. Navy contract	—	—	0.9
Other contracts and grants	0.3	0.4	1.1

Total contract and grant revenues	4.6	14.2	6.0

Merck license	—	—	4.0
AnGes license	—	—	1.0
Invitrogen royalties	0.6	0.5	1.0
Other royalties and licenses	0.3	—	—

Total royalty and license revenues	0.9	0.5	6.0

Total revenues	$5.5	$14.7	$12.0

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2007, were as follows (in millions):

Program	2007	2006	2005
Allovectin-7®	$10.2	$5.7	$5.2
Pandemic influenza	8.1	4.5	1.7
CMV	6.1	7.4	8.1
Other research, development, manufacturing and production	12.3	14.5	15.0

Total research, development, manufacturing and production	$36.7	$32.1	$30.0

Since our inception, we estimate that we have spent approximately $313 million on research, development, manufacturing and production. Our current independent development focus is on novel DNA vaccines for our cancer immunotherapeutic Allovectin-7®, influenza and CMV, as well as other preclinical targets.

We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and influenza and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $77 million on our Allovectin-7® program, $39 million on our CMV program, and $17 million on our Influenza program.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2007, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.2 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Year Ended December 31, 2007, Compared to Year Ended December 31, 2006

Total Revenues. Total revenues decreased $9.2 million, or 62.6%, to $5.5 million in 2007 from $14.7 million in 2006. Revenues from our contracts and grants were $4.6 million in 2007 as compared to $14.2 million in 2006. This decrease was primarily the result of a decrease in contract manufacturing revenue which totaled $2.0 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively, and was related to our 2003 subcontract agreement with the VRC which expired in July 2007.

Research and Development Expenses. Research and development expenses increased $4.4 million, or 23.9%, to $22.9 million for 2007 from $18.5 million for 2006. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial, our CMV Phase 2 clinical trial and our pandemic influenza Phase 1 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.2 million, or 1.3%, to $13.8 million for 2007 from $13.6 million for 2006. This increase was primarily attributable to the recognition of the remaining estimated costs to be incurred in connection with the remanufacture of the final vaccine component under our 2003 manufacturing subcontract agreement with the VRC, which was partially offset by lower costs for scientific supplies purchased to support manufacturing in the prior year.

General and Administrative Expenses. General and administrative expenses remained unchanged at $9.1 million. The expenses were substantially consistent with the prior period.

Investment Income. Investment income was $4.5 million in 2007 as compared to $3.5 million in 2006. The increase was primarily due to higher average cash and investment balances and higher rates of return in 2007.

Interest Expense. Interest expense was $0.1 million in 2007 as compared to $0.3 million in 2006. The decrease was the result of lower principal amounts outstanding on our equipment financing obligations.

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

Research and Development Expenses. Research and development expenses increased $0.7 million, or 4.2%, to $18.5 million for 2006 from $17.8 million for 2005. The increase was primarily a result of increased clinical trial expenses as a result of preparations for our Allovectin-7® Phase 3 trial, initiation of our Phase 2 CMV trial and increased stock compensation expense related to the implementation of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment.”

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from collaborative agreements. From our inception through December 31, 2007, we have received approximately $138.8 million in revenues from performing services under research and development contracts, grants, and manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $296.1 million from the sale of equity securities. As of December 31, 2007, we had working capital of approximately $64.6 million, compared with $97.3 million at December 31, 2006. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $71.5 million at December 31, 2007, compared with $100.4 million at December 31, 2006. The decrease in our cash, cash equivalents and marketable securities for the year ended December 31, 2007, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $24.2 million and $15.7 million for the years ended December 31, 2007 and 2006, respectively. The increase in net cash used in operating activities for the year ended December 31, 2007, compared with the same period in the prior year, was primarily the result of an increase in our net loss due to advancement of our clinical trials. The increase in net loss was partially offset by increased cash flows from the timing of cash receipts related to receivables and deferred revenue.

Net cash provided by (used in) investing activities was $42.9 million and ($21.5 million) for the years ended December 31, 2007 and 2006, respectively. The increase in cash provided by investing activities for the year ended December 31, 2007, compared with the prior year, was primarily the result of an increase in net maturities of investments.

Net cash (used in) provided by financing activities was ($2.8 million) and $50.8 million for the years ended December 31, 2007 and 2006, respectively. The increase in cash used by financing activities for the year ended December 31, 2007, compared with the prior year, was primarily the result of a decrease in net proceeds from the sale of our common stock.

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

We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs through at least December 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2007 (in thousands):

	Payment Due by Period
Contractual Obligations[1]	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$33,586	$3,533	$6,823	$6,674	$16,556
Equipment financing obligations	711	555	156	—	—
Unconditional purchase obligations[2]	379	379	—	—	—

Total contractual obligations	$34,676	$4,467	$6,979	$6,674	$16,556

[1]

Certain long-term liabilities reflected on our balance sheet are not presented in this table because they are already reflected in operating lease commitments, or do not require cash settlement in the future.

[2]

Unconditional purchase obligations represent contractual commitments entered into for goods and services in the normal course of our business. The purchase obligations do not include potential severance payment obligations to our executive officers. For information regarding these severance arrangements, refer to the final paragraph in this Item 7.

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

Under the Merck, sanofi-aventis, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx, Bioject, University of Michigan, University of Massachusetts, Wistar Institute, and other license agreements require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

As of December 31, 2007, we have employment agreements that contain severance arrangements with each of our three executive officers and our five other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.6 million if each such executive officer and other executive was terminated at December 31, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in financial and commodity market prices and rates. We are exposed to market risk primarily in the area of changes in United States interest rates and conditions in the credit markets. We do not have any material foreign currency or other derivative financial instruments. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes. We attempt to increase the safety and preservation of our invested principal funds by limiting default risk, market risk and reinvestment risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We mitigate default risk by investing in investment grade securities. The average maturity of our non-equity investments is approximately nine months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our non-equity investments at December 31, 2007. At December 31, 2007, our unrealized loss on marketable securities was $0.1 million.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of February 19, 2008, our short-term investments included $8.6 million of high-grade (AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to adjust the carrying value of the investment through an impairment charge. To date, we have not recorded any realized gains or losses on our investment portfolio or recognized any significant unrealized gains or losses on investments.

In February 2008, we were informed that there was insufficient demand at auctions for three of our high-grade auction rate securities, representing approximately $6.6 million. As a result, these affected securities are currently not liquid and the interest rates have been reset to the predetermined higher rates. We may experience a similar situation with our remaining $2.0 million of auction rate securities.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not have a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment or for a short term to a long term reclassification. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vical Incorporated:

We have audited the accompanying balance sheets of Vical Incorporated (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vical Incorporated:

We have audited the accompanying statements of operations, stockholders’ equity, and cash flows of Vical Incorporated (the “Company”) for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Vical Incorporated for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 8, 2006

VICAL INCORPORATED

BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$35,347	$19,363
Marketable securities, available-for-sale	33,491	78,519
Restricted marketable securities	2,651	2,511
Receivables and other	1,261	5,049

Total current assets	72,750	105,442

Property and equipment, net	12,287	13,500
Intangible assets, net	4,855	5,162
Other assets	693	1,145

Total assets	$90,585	$125,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,453	$5,437
Deferred revenue	2,100	—
Current portion of equipment financing obligations	555	2,716

Total current liabilities	8,108	8,153

Long-term liabilities:
Equipment financing obligations, net of current portion	156	711
Deferred rent	2,409	2,262

Total long-term liabilities	2,565	2,973

Commitments and contingencies (Notes 5, 6 and 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and Outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 39,196 and 39,149 shares issued and outstanding at December 31, 2007 and 2006, Respectively	392	391
Additional paid-in capital	301,507	299,581
Accumulated deficit	(221,916)	(186,022)
Accumulated other comprehensive income (loss)	(71)	173

Total stockholders’ equity	79,912	114,123

Total liabilities and stockholders’ equity	$90,585	$125,249

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2007	2006	2005
Revenues:
Contract and grant revenue	$4,574	$14,213	$5,953
License and royalty revenue	938	527	6,050

Total revenues	5,512	14,740	12,003

Operating expenses:
Research and development	22,934	18,514	17,772
Manufacturing and production	13,762	13,588	12,203
General and administrative	9,078	9,055	7,679

Total operating expenses	45,774	41,157	37,654

Loss from operations	(40,262)	(26,417)	(25,651)

Other income (expense):
Investment income, net	4,464	3,541	1,827
Interest expense	(96)	(272)	(533)

Net loss	$(35,894)	$(23,148)	$(24,357)

Basic and diluted net loss per share	$(0.92)	$(0.74)	$(0.99)

Weighted average shares used in computing basic and diluted net loss per share	39,190	31,434	24,581

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2007

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2005	23,502	$235	$221,341	$(138,517)	$(150)	$82,909
Net loss	—	—	—	(24,357)	—	(24,357)
Unrealized gain on marketable securities arising during holding period	—	—	—	—	53	53
Reclassification of realized loss included in net loss	—	—	—	—	3	3

Comprehensive loss						(24,301)
Issuance of common stock, net of offering costs	4,704	47	21,046	—	—	21,093
Exercise of stock options and issuance of common stock underlying restricted stock units	55	1	174	—	—	175
Non-cash compensation expense related to grant of stock options	—	—	430	—	—	430

Balance at December 31, 2005	28,261	283	242,991	(162,874)	(94)	80,306

Net loss	—	—	—	(23,148)	—	(23,148)
Unrealized gain on marketable securities arising during holding period	—	—	—	—	428	428
Reclassification of realized gain included in net loss	—	—	—	—	(161)	(161)

Comprehensive loss						(22,881)
Issuance of common stock, net of offering costs	10,582	105	53,968	—	—	54,073
Exercise of stock options and issuance of common stock underlying restricted stock units	306	3	849	—	—	852
Non-cash compensation expense related to grant of stock options	—	—	1,773	—	—	1,773

Balance at December 31, 2006	39,149	391	299,581	(186,022)	173	114,123

Net loss	—	—	—	(35,894)	—	(35,894)
Unrealized loss on marketable securities arising during holding period	—	—	—	—	(162)	(162)
Reclassification of realized gain included in net loss	—	—	—	—	(82)	(82)

Comprehensive loss						(36,138)
Exercise of stock options and issuance of common stock underlying restricted stock units	47	1	(48)	—	—	(47)
Non-cash compensation expense related to grant of stock options	—	—	1,974	—	—	1,974

Balance at December 31, 2007	39,196	$392	$301,507	$(221,916)	$(71)	$79,912

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(35,894)	$(23,148)	$(24,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,264	3,283	3,594
Write-off of abandoned patents	20	231	158
Gain on sale of property and equipment	(49)	—	—
Compensation expense related to stock options and awards	1,974	1,773	430
Changes in operating assets and liabilities:
Receivables and other	3,788	729	(2,264)
Other assets	452	470	841
Accounts payable, accrued expenses and other liabilities	5	750	(807)
Deferred revenue	2,100	—	(531)
Deferred rent	158	244	155

Net cash used in operating activities	(24,182)	(15,668)	(22,781)

Cash flows from investing activities:
Maturities of marketable securities—including restricted	134,987	141,580	107,580
Purchases of marketable securities—including restricted	(90,344)	(161,567)	(114,672)
Maturities of restricted cash equivalents	—	—	2,703
Purchases of property and equipment	(1,210)	(896)	(1,774)
Sale of property and equipment	68	39	—
Patent and licensed technology expenditures	(572)	(668)	(576)

Net cash provided by (used in) investing activities	42,929	(21,512)	(6,739)

Cash flows from financing activities:
Proceeds from issuance of common stock	54	55,029	21,268
Principal payments under equipment financing obligations	(2,716)	(4,092)	(4,867)
Payment of withholding taxes for net settlement of restricted stock units	(101)	(104)	—
Proceeds from equipment financing arrangements	—	—	1,163

Net cash (used in) provided by financing activities	(2,763)	50,833	17,564

Net increase (decrease) in cash and cash equivalents	15,984	13,653	(11,956)
Cash and cash equivalents at beginning of year	19,363	5,710	17,666

Cash and cash equivalents at end of year	$35,347	$19,363	$5,710

Supplemental information:
Interest paid	$96	$272	$533

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations. The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its cash needs through at least December 31, 2009.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At December 31, 2007 and 2006, restricted marketable securities of $2.7 million and $2.5 million, respectively, were pledged as collateral for the letter of credit.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company expensed approximately $20,000, $0.2 million, and $0.2 million in each of the years ended December 31, 2007, 2006 and 2005, related to patents for which the value was deemed to be impaired. The Company believes the future cash flows to be received from its remaining long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any additional impairment losses.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company had established accruals of approximately $0.1 and $0.2 million at December 31, 2007 and 2006, respectively, to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million, 0.3 million and 0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted marketable securities, marketable securities, receivables, other current assets, accounts payable and accrued expenses at December 31, 2007 and 2006, are considered to reasonably approximate fair value because of the short term nature of those items. The Company believes the carrying amounts of the Company’s equipment financing obligations at December 31, 2007 and 2006, approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2007, 2006 and 2005, has been reflected in the Statements of Stockholders’ Equity. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company has adopted Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and has determined that it operates in one business segment, which is within the United States, dedicated to research and development of DNA delivery technology.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS, No. 157, “Fair Value Measurement.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement.

In June 2007, the EITF issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities.” EITF Issue No. 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF Issue No. 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company does not expect the adoption of EITF Issue No. 07-3 to have a material impact on its financial statements.

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options and other forms of equity compensation based on their fair value. Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value. The Company adopted the modified prospective transition method provided for under SFAS No. 123R, and consequently has not retroactively adjusted results from prior periods. Under this transition method, stock-based compensation now includes 1) amortization related to the remaining unvested portion on January 1, 2006, of all stock option awards granted prior to January 1, 2006, over the remaining requisite service period based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” adjusted for estimated forfeitures; and 2) amortization related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Stock-based compensation expense related to stock options includes an estimate for forfeitures and is recognized over the expected term of the option in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and is recognized over the expected

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for the years ended December 31, 2007 and 2006.

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

	Year ended December 31, 2007	Year ended December 31, 2006
Assumptions:
Assumed risk-free interest rate	4.65%	4.56%
Assumed volatility	59%	68%
Expected option life	3 to 6 years	3 to 6 years
Expected dividend yield	—	—

As a result of the adoption of SFAS No. 123R, the Company’s loss from operations and net loss for the year ended December 31, 2007 and 2006, was $1.5 million, or $0.04 per share, and $1.5 million, or $0.5 per share, respectively, higher than under the Company’s previous accounting method for stock-based compensation. However, there was no impact on the Company’s cash flows for the years ended December 31, 2007 and 2006, as a result of the adoption of SFAS No. 123R.

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

Year ended December 31,
2005
Net loss, as reported	$(24,357)
Add stock-based compensation expense included in reported net Loss	430
Less stock-based compensation expense determined Under fair value based method for all awards	(2,509)

Pro forma net loss	$(26,436)

Basic and diluted net loss per share, as reported	$(0.99)

Basic and diluted pro forma net loss per share	$(1.08)

Weighted average fair value of stock options	$3.29

Assumptions:
Assumed risk-free interest rate	3.98%
Assumed volatility	78%
Expected option life	3 to 6 years
Dividend yields	—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Marketable Securities

The Company invests its excess cash in U.S. government obligations and debt instruments of financial institutions and of corporations with strong credit ratings. The Company has established guidelines relative to investment ratings, diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a methodology that primarily considers rating agencies’ actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. No such impairment charges were recorded in any year presented.

At December 31, marketable securities consisted of the following (in thousands):

2007:	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
Equity securities	$243	$—	$(120)	$123
Government-sponsored enterprise securities	2,996	4	(3)	2,997
Corporate bonds	19,758	53	(4)	19,807
Corporate asset backed securities	10,504	—	(1)	10,503
Certificate of deposit	2,712	—	—	2,712

	$36,213	$57	$(128)	$36,142

2006:	Amortized Cost	Unrealized Gain	Unrealized (Loss)	Market Value
Equity securities	$441	$180	$—	$621
Government-sponsored enterprise securities	2,399	—	(3)	2,396
Corporate bonds	35,443	10	—	35,453
Corporate asset backed securities	40,008	1	(14)	39,995
Certificate of deposit	2,565	—	—	2,565

	$80,856	$191	$(17)	$81,030

At December 31, 2007, approximately 89 percent of these securities mature within one year, with the remaining 11 percent maturing within two years. Net realized gains on sales of available-for-sale securities for the years ended December 31, 2007 and 2006 was $0.1 million and $0.2 million. The net realized loss recognized in 2005 was immaterial.

3. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2007	2006
Equipment	$18,939	$20,946
Leasehold improvements	10,113	10,045

	29,052	30,991
Less accumulated depreciation and amortization	(16,765)	(17,491)

	$12,287	$13,500

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2007, 2006 and 2005, was $2.4 million, $2.5 million and $2.9 million, respectively. These amounts include depreciation related to equipment under equipment financing arrangements. See Note 5 for equipment financing arrangements.

Intangible assets consisted of the following at December 31 (in thousands):

	2007	2006
Licensed technology rights	$4,015	$4,015
Patent application costs	5,173	4,627

	9,188	8,642
Less accumulated amortization	(4,333)	(3,480)

	$4,855	$5,162

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2007, 2006 and 2005, was $0.9 million, $0.8 million and $0.7 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2008 to 2012 is $0.9 million, $0.8 million, $0.7 million, $0.6 million and $0.3 million, respectively.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2007	2006
Employee compensation	$2,291	$2,216
Accrued contract studies	133	416
Accounts payable	555	542
Other accrued liabilities	2,474	2,263

	$5,453	$5,437

4. Significant Contracts, Grants , License and Royalty Agreements

Contract and Grant Agreements

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes MG, Inc., or AnGes, whereby AnGes agreed to fund the Company’s Allovectin-7® Phase 3 clinical trial. The funding consists of purchases by AnGes of up to $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. If the project costs exceed the aggregate amount of $22.6 million, the Company and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin-7® Phase 3 trial.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

royalties to the Company on sales of Allovectin-7® in specified countries in Asia. AnGes also obtained the right to receive royalties from the Company on any commercial sales of Allovectin-7® in the United States. AnGes may also purchase supplies of Allovectin-7® from the Company for resale by AnGes in Asia.

The first installment of $6.9 million was received by the Company upon execution of the R&D Agreement and a related stock purchase agreement. In accordance with the terms of the stock purchase agreement AnGes was issued 1,061,538 shares of the Company’s restricted common stock at $6.50 per share in exchange for the first installment. The price per share for any subsequent purchase of the Company’s common stock under the stock purchase agreement is based on the volume weighted average price per share for the 30 trading days ending on the second trading day immediately preceding the date of such future purchase.

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

A non-refundable cash installment of $2.1 million was received by the Company in December 2007. The Company has recorded the payment as deferred revenue and is included as a liability in the Company’s balance sheet. Revenue related to the $2.1 million cash payment will begin to be recognized after the Company has utilized the initial equity installment of $6.9 million. Total costs incurred through December 31, 2007 which are reimbursable by AnGes in accordance with this agreement totaled $6.1 million.

NIH Vaccine Research Center

In 2002, the Company entered into a subcontract agreement, which was subsequently amended, to manufacture HIV, Ebola, West Nile virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institute of Health, or NIH. In 2003, the Company entered into a separate subcontract agreement to manufacture bulk DNA vaccines for the VRC, which were produced in a 500-liter fermenter and related purification equipment that were installed as Government Furnished Equipment, or GFE. In 2007, the Company completed all production orders under the 2003 subcontract agreement with the VRC and this agreement expired in July 2007. Under Federal Acquisition Regulations, or FARs, the government has the right to terminate the 2002 agreement for convenience. The 2002 subcontract is issued and managed on behalf of the VRC by SAIC-Frederick, Inc. under the umbrella of a federally funded contract with the NIH. The Company recognized revenues under these agreements of $1.9 million, $10.2 million and $1.1 million in 2007, 2006 and 2005, respectively.

Government Grants

The Company’s preclinical research for its influenza vaccine candidates has been supported, in part, by grants from the National Institute of Allergy and Infectious Diseases, or NIAID of the NIH. In 2005, the Company received a $0.5 million grant from the NIAID to support the development of a DNA vaccine against seasonal influenza and a two-year, $2.9 million challenge grant from the NIAID to support the development of a DNA vaccine against naturally emerging or weaponized strains of avian influenza. The Company recognized $0.9 million, $2.1 million and $0.3 million in revenue under these grants in 2007, 2006 and 2005, respectively.

In addition, the Company has been awarded approximately $1.0 million for research and development related to its cytomegalovirus, or CMV, vaccine program under two grants from the NIAID. In March 2005, the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company was awarded an additional three-year, $3.1 million grant by the NIAID. The grant will partially fund the ongoing development of the Company’s CMV vaccine. The Company recognized revenues under these grants of $1.0 million, $1.0 million and $1.3 million in 2007, 2006 and 2005, respectively.

In 2007, the Company was awarded funding for a three-year, $6.0 million grant from the NIAID for further development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. The Company recognized $0.5 million in revenue under this grant in 2007.

The Company’s preclinical research for its anthrax vaccine candidate has been supported, in part, by grants from the NIAID. The most recent award was a $5.8 million three-year Phase II Small Business Innovation Research, or SBIR, grant initially awarded in 2003 for additional non-clinical development of the Company’s anthrax vaccine candidate. The Company recognized revenues under these grants of $0.5 million and $1.3 million in 2006 and 2005, respectively.

License and Royalty Agreements

Merck

In 1991, the Company entered into an agreement with Merck & Co., Inc., or Merck, which was subsequently amended, providing Merck with certain exclusive rights to develop and commercialize vaccines using the Company’s core DNA delivery technology for specified human diseases. Under the agreement, as amended, Merck licensed preventive and therapeutic human infectious disease vaccines using the Company’s core DNA delivery technology.

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

In November 2005, Merck initiated a Phase 1 clinical trial of a DNA cancer vaccine based on the Company’s DNA delivery technology that uses pDNA encoding human epidermal growth factor receptor 2, or HER-2, and carcinoembryonic antigen, or CEA. As a result of Merck reaching this milestone, the Company received a payment of $1.0 million. The Phase 1 trial will evaluate the safety, tolerability and immunogenicity of the vaccine. Further development may lead to additional milestone and royalty payments.

Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by the Company’s agreement with Merck are commercialized. Merck has the right to terminate this agreement without cause upon 90 days prior written notice. Total revenue recognized under this agreement was $4.0 million in 2005. No revenues were recognized under this agreement in 2007 or 2006.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Sanofi-aventis

In 2000, sanofi-aventis licensed the rights to the Company’s core DNA delivery technology for cardiovascular applications using FGF-1. The agreement with sanofi-aventis specifies that the Company will receive milestone payments plus royalties if products advance through commercialization. Revenue recognized under the sanofi-aventis agreement in 2007, 2006 and 2005 was immaterial.

Merial

In 2004, the Company granted an exclusive license to Merial for use of its core DNA delivery technology in a therapeutic vaccine to treat dogs with melanoma. Under the agreement, Merial is responsible for research and development activities. In March 2007, the Company announced that Merial had received notification of conditional approval from the U.S. Department of Agriculture to market the DNA based vaccine. “Conditional approval” means the product has been shown to be safe and have a reasonable expectation of efficacy in treating melanoma. The designation allows Merial to market the therapeutic vaccine while collecting additional efficacy data to support full marketing approval. The approval triggered a $0.2 million milestone payment to the Company. The Company began receiving royalties from Merial in 2007 as a result of product sales.

Aqua Health

In 2003, the Company granted a non-exclusive license to Aqua Health, an affiliate of Novartis Animal Health Inc., for use in Canada of its core DNA delivery technology in a vaccine against a disease that affects both wild and farm-raised fish. In 2005, Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against Infectious Hematopoietic Necrosis Virus. The Company has recognized $0.1 million in 2007 and 2006 in royalty revenues related to sales of this vaccine.

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

In June 2007 AnGes, reported positive results following interim analysis of data from a Phase 3 trial of an angiogenesis product candidate using our DNA delivery technology to deliver a gene encoding HGF. Based on the findings that the primary efficacy endpoint in the trial had been achieved with statistical significance compared to a placebo and that there were no major safety concerns related to treatment, an Independent Data Monitoring Committee recommended stopping the trial early to prevent potential ethical issues involving the subjects in the placebo group. AnGes ended the trial and is preparing an application for Japanese marketing approval. Marketing approval may lead to milestone and royalty payments.

Invitrogen Corporation

In 1991, the Company licensed the use of certain proprietary lipids for research product applications to Life Technologies, Inc., which was subsequently acquired by Invitrogen Corporation, or Invitrogen, in 2000. Invitrogen manufactures and markets these lipid compounds and pays royalties to the Company on the sales of the lipids. The Company recognized $0.6 million, $0.5 million and $1.0 million in 2007, 2006 and 2005, respectively, in royalty revenues under this agreement.

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

Under the Merck, sanofi-aventis, AnGes, Merial and Aqua Health agreements, the Company is required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx, University of Michigan, and other license agreements require the Company to make payments if the Company’s or its sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

5. Equipment Financing Obligations

In December 2004, the Company modified an equipment financing agreement which provided for $5.3 million of financing, with interest rates ranging from 3.0% to 3.2%. A portion of the financing was used to repay outstanding debt of approximately $2.2 million under another credit facility. Additional amounts were used to finance equipment purchases. The draw down period for this equipment financing arrangement ended in October 2005. The agreement requires a non-interest-bearing cash security deposit in the amount of 60.0% of the amount of each drawdown. This financing includes a requirement that the Company maintain unrestricted cash and marketable securities of at least $25.0 million or obtain a letter of credit from another lender in the amount of outstanding borrowings. The Company was in compliance with all of the agreement’s financial covenants at December 31, 2007.

Minimum principal payments required under equipment financing arrangements are as follows at December 31, 2007 (in thousands):

Years ending December 31,
2008	$555
2009	156
Thereafter	—

Total	711
Less current portion	(555)

Long-term equipment financing obligation	$156

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The Company leases its office, research and development, and manufacturing facilities under operating leases. The minimum annual rents on the facilities are subject to increases specified in each lease or based on changes in the Consumer Price Index subject to certain minimum and maximum annual increases also specified in each lease. The Company is also required to pay taxes, insurance and operating costs under the facilities leases. The Company recognizes level monthly rent for all facility leases over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $2.4 million difference between the base rent paid and the rent expensed through December 31, 2007, is recorded as deferred rent in the balance sheet.

Rent expense for the years ended December 31, 2007, 2006 and 2005, was $3.2 million, $3.2 million and $3.5 million, respectively.

At December 31, 2007, annual payments due under the Company’s facilities leases are as follows (in thousands):

Years ending December 31,
2008	$3,453
2009	3,516
2010	3,172
2011	3,268
2012	3,354
Thereafter	16,556

Total lease payments	$33,319

Other Contingencies

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to the Company in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent generally cover the same subject matter as those claims in the ’529 patent which were under appeal. For this reason, the Company withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004. In September 2005, the ’253 patent was opposed by eight parties. The Company will defend its position in upcoming oral hearings to be held in December 2008. In addition to the ’253 patent, the Company may use other issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

A European patent was issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as the Company’s clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as the Company’s clinical-stage influenza vaccine, and similar pharmaceutical products under development by others. This patent was opposed by two companies. The Company responded to the oppositions in a timely manner, and defended the patent at an oral hearing in March 2006 at the EPO. The patent was maintained in amended form. The Company is appealing certain rulings, and one of the opponents is appealing the decision to maintain the patent in amended form.

A European patent was issued to the Company in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies opposed this patent. The Company responded to the oppositions in a timely manner, and the Company will defend its position in upcoming oral hearings to be held in June 2008.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

8. Stock Based Compensation

On December 31, 2007, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $2.0 million, $1.8 million and $0.4 million was recognized for the years ended December 31, 2007, 2006 and 2005, respectively.

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
Research and development	$729	$668	$166
Manufacturing and production	250	260	—
General and administrative	995	845	264

Total stock-based compensation expense	$1,974	$1,773	$430

Cash received from options exercised	$54	$955	$175

Stock Plan and Directors’ Stock Option Plan

The Company has a stock incentive plan, under which 7,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2007, 2006, and 2005 the Company granted RSUs covering an aggregate of 83,125, 59,610, and 148,500 shares of common stock, respectively, to executive officers and other executives. These RSUs vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment.

Compensation expense related to the RSUs and certain other non-employee grants for the years ended December 31, 2007, 2006, and 2005 was approximately $458,000, $262,000 and $430,000, respectively.

The Company also has a directors’ stock option plan that provides for the issuance to non-employee directors of up to 210,000 shares of common stock, of which options for 202,500 shares have been granted through December 31, 2007. It is not anticipated that there will be any future grants under the directors’ stock option plan.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option transactions for the Company’s stock option plans for the years ended December 31, 2007, 2006 and 2005:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2004	3,850,736	$9.82
Granted	520,340	$4.70
Exercised	(51,269)	$3.41
Forfeited	(529,333)	$10.63

Outstanding December 31, 2005	3,790,474	$9.09

Granted	503,200	$5.17
Exercised	(258,121)	$3.70
Forfeited	(804,689)	$10.19

Outstanding December 31, 2006	3,230,864	$8.64

Granted	590,475	$6.21
Exercised	(14,828)	$3.59
Forfeited	(231,112)	$11.70

Outstanding December 31, 2007	3,575,399	$8.06

The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2007, was 5.8 years and 4.8 years, respectively. The aggregate intrinsic value of both options outstanding and options exercisable at December 31, 2007, was $0.5 million. As of December 31, 2007, the total unrecognized compensation cost related to unvested options was $1.4 million, which is expected to be recognized over a weighted-average period of 1.42 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005, was $3.11, $2.83 and $3.29 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was $39,000, $0.6 million and $0.1 million, respectively.

The following table summarizes information about stock options outstanding under the Company’s stock option plans at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 2.53 - $ 4.80	964,145	6.4	$3.96	751,906	$3.79
$ 4.81 - $ 6.45	992,844	7.2	$5.64	673,133	$5.77
$ 6.48 - $ 9.40	820,298	6.7	$7.53	393,808	$8.43
$ 9.85 - $ 16.63	561,637	2.5	$14.97	561,637	$14.97
$16.88 - $ 38.50	236,475	2.2	$20.37	236,475	$20.37

$ 2.53 - $38.50	3,575,399	5.8	$8.06	2,616,959	$8.89

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2007, 2006 and 2005, were 2,616,959 shares at $8.89, 2,382,827 shares at $9.86, 2,620,384 shares at $10.93, respectively. At December 31, 2007, there were 2,695,998 shares available for grant under the Company’s stock option plans.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of the outstanding RSUs as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2006	117,174	$4.86
Granted	83,125	$6.70
Vested	(51,666)	$4.85
Cancelled	(1,181)	$5.78

Unvested at December 31, 2007	147,452	$5.89

The aggregate grant-date fair value of RSUs granted during the year ended December 31, 2007, 2006 and 2005, was $0.6 million, $0.3 million and $0.8 million, respectively. As of December 31, 2007, the total unrecognized compensation cost related to unvested RSUs was $0.6 million, which is expected to be recognized over a weighted average period of 1.36 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2007, 2006 and 2005, was $0.3 million, $0.4 million and $0.3 million, respectively. As of December 31, 2007, there were 81,629 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

9. Related Parties

As of December 31, 2007, the Company had employment agreements with each of the Company’s three executive officers and its five other executives that contained severance arrangements. Under these agreements, the Company is obligated to pay severance if the Company terminates such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from the Company. The maximum payments due under these employment agreements would have been $1.6 million if each such executive officer and other executive was terminated at December 31, 2007.

One of the agreements continues to provide for certain relocation payments for temporary living expenses and housing differentials to be paid for specified periods of time. These payments totaled $0.1 million in each of 2007, 2006 and 2005, including payroll taxes paid by the Company on behalf of the officer.

10. Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN 48. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company adopted the provisions of FIN 48 on January 1, 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2007 and 2006, and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2007.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1992 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2007, the Company had net deferred tax assets of $9.6 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not completed its analysis to determine if an ownership change has occurred and what, if any, impact the ownership change would have on the Company’s ability to utilize its net operating losses. The Company has decided to wait until the ownership change analysis is complete and then update its Section 382 analysis regarding the limitation of the net operating loss and research and development credit carryforwards. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $75.7 million and research and development credits of $18.9 million generated through 2007 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits under FIN 48. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are listed below. A valuation allowance of $9.6 million and $89.2 million at December 31, 2007 and 2006, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts for the years ended December 31 (in thousands):

Deferred Tax Assets	2007	2006
Net operating loss carryovers	$—	$62,133
Research and development and other tax credits carryovers	—	17,216
Capital loss carryover	1,397	1,431
Depreciation and amortization	6,328	6,771
Other	1,505	1,186
Accruals and reserves	395	490

Total deferred tax assets	9,625	89,227
Less valuation allowance	(9,625)	(89,227)

Net deferred tax assets(1)	$—	$—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2007	2006	2005
Computed “expected” tax benefit	$(12,204)	$(7,870)	$(8,281)
State income taxes, net of federal benefit	(2,253)	(1,857)	(1,421)
Tax effect of:
Change in valuation allowance (1)	14,939	9,332	8,179
Adjustment to prior year credits and deferred taxes	108	704	2,275
Effect of change to apportioned state rate	—	—	—
Research and development and other tax credits carryovers	(1,055)	(693)	(1,023)
Other	465	384	271

Provision for income taxes	$—	$—	$—

(1)

The removal of the valuation allowance related to the net operating loss carryforwards and research and development tax credits are not included in the increase in the valuation allowance. See above explanation.

As of December 31, 2007 and 2006, the Company had available federal net operating loss carryforwards of approximately $208.7 million and $176.1 million, respectively. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $14.8 million and $13.6 million as of December 31, 2007 and 2006, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2008 through 2027 and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2007, the Company also has available California state net operating loss carryforwards of approximately $85.0 million which expire from 2013 to 2017. In addition, the Company has California research and development credits and manufacturers’ investment credits of approximately $6.1 million and $5.5 million as of December 31, 2007 and 2006, to reduce future California income tax, if any.

The Company generated windfall tax benefits from the settlement of certain stock awards. In accordance with FAS123(R), the tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $0.6 million are included in net operating loss amounts disclosed above.

11. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.3 million in 2007 and $0.2 million in each of 2006 and 2005.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2007:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$1,255	$3,111	$375	$771
Total operating expenses	12,115	12,415	10,643	10,601
Net loss	(9,597)	(8,197)	(9,239)	(8,861)
Basic and diluted net loss per share(1)	(0.24)	(0.21)	(0.24)	(0.23)

2006:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$5,615	$7,256	$566	$1,303
Total operating expenses	10,638	11,076	8,841	10,602
Net loss	(4,473)	(3,244)	(7,509)	(7,922)
Basic and diluted net loss per share(1)	(0.16)	(0.11)	(0.24)	(0.21)

(1)

Net loss per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

13. Subsequent Events

The Company’s short-term investments included $21.4 million and $8.6 million of auction rate securities secured by AAA rated municipal bonds and AAA rated student loans as of December 31, 2007 and February 19, 2008, respectively. All of the auction rate securities held by the Company at December 31, 2007 experienced a successful auction subsequent to December 31, 2007. During February 2008, the Company was informed that there was insufficient demand at auction (also known as failure to settle) for three of its auction rate securities. One of the securities that failed was the District Columbia Savrs-Freedom Forum B, which is secured by municipal bonds and represented approximately $2.6 million in investments. The other two failures were Braozos and Pheaa securities which are secured by student loans and represented approximately $4.0 million of investments. As a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate of 175% of one month’s LIBOR (approximately 5.4% at February 12, 2008) on the District Columbia Savrs-Freedom Forum B security and 150% of one month’s LIBOR (approximately 4.64% at February 12, 2008) on the securities backed by student loans. The Company’s remaining auction rate securities representing approximately $2.0 million at February 19, 2008 are subject to the same market forces and may also fail to settle. In the event the Company needs to access the funds that are in an illiquid state, it will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or until they are redeemed by the issuer or they mature. At this time, the Company has not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is presently uncertain. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment or for the need to reclassify to long term investments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2007, the end of the period covered by this Annual Report. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2007. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007, is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended of Vical Incorporated and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

February 27, 2008

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from our Proxy Statement for our 2008 Annual Meeting of Stockholders, or the Proxy Statement. Additional required information concerning our executive officers is incorporated by reference from Part I, Item 1 of this report.

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

(a)(1) Financial Statements

The following independent auditors’ reports and financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm—Ernst & Young LLP

Report of Independent Registered Public Accounting Firm—Deloitte & Touche LLP

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for each of the three years in the period ended December 31, 2007

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2007

Statements of Cash Flows for each of the three years in the period ended December 31, 2007

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

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(8)	Restated Certificate of Incorporation.

3.1(ii)(8)	Amended and Restated Bylaws of the Company.

3.2(i)(21)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(8)	Specimen Common Stock Certificate.

10.1(3)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(4)[a]	1992 Directors’ Stock Option Plan of Vical Incorporated.

10.3(13)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.8(2)	Lease dated December 4, 1987, between the Company and Nexus/GADCo.-UTC, a California Joint Venture, as amended.

10.9(5)[b]	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.14(1)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

Exhibit Number	Description of Document
10.16(6)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Sanofi Pasteur).

10.17(7)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.19(16)[b]	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.20(9)	Amendment No. 4 to the Lease dated December 4, 1987, between the Company and Nippon Landic (U.S.A.), Inc., a Delaware Corporation (as successor in interest to Nexus/GADCo.-UTC).

10.23(11)[a]	Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.26 (12)[b]	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27(12)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.28(12)[a]	Amendment dated February 5, 2002, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.29(22)[a]	Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

10.30(13)[b]	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.31(13)[a]	Amendment dated March 10, 2003, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.32(14)[b]	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.34(15)[a]	Amendment dated March 17, 2004, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.36(16)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.37(17)	Letter Agreement dated October 6, 2004 and related documents between the Company and General Electric Capital Corporation.

10.38(17) [a]	Form of Delayed Issuance Stock Purchase Grant Notice, Delayed Issuance Stock Purchase Agreement and Delayed Issuance Stock Purchase Election Agreement under the Amended and Restated Stock Incentive Plan.

10.41(18) [b]	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.42(19) [a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.45(20) [a]	Employment offer letter effective October 11, 2004, by and between Vical Incorporated and Jill M. Church.

10.46(20) [b]	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.
10.47(23) [b]	Amendment dated February 20, 2006, to License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.48(24)[a]	Amendment dated May 19, 2006, to employment offer letter effective October 11, 2004, between the Company and Jill M. Church.

Exhibit Number	Description of Document
10.50(24) [b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.51(24) [b]	Stock Purchase Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.53(25)[a]	Amendment dated May 19, 2006, to Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

10.54 (10)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

23.1	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.2	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(3)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-143885) filed on June 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-30181) filed on June 27, 1997.
(5)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(6)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(7)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(8)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(9)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(13)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on March 24, 2004.
(16)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(17)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(18)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2005.
(20)	Incorporated by reference to Exhibits 10.3—10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.
(21)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.
(22)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(23)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(24)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(25)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
[a]	Indicates management contract or compensatory plan or arrangement.
[b]

The Company has requested and/or received confidential treatment of certain portions of this agreement which have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008

VICAL INCORPORATED

By:	/s/ VIJAY B. SAMANT
Vijay B. Samant President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/S/ JILL M. CHURCH Jill M. Church	Vice President, Chief Financial Officer, and Secretary) (Principal Financial and Accounting Officer)	February 29, 2008

/S/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	February 29, 2008

/S/ ROBERT H. CAMPBELL Robert H. Campbell	Director	February 29, 2008

/S/ GARY A. LYONS Gary A. Lyons	Director	February 29, 2008

/S/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	February 29, 2008