Form 10-Q
period 2008-03-31
VICAL INC
filed 2008-05-12
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at May 6, 2008: 39,233,247

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$38,531	$35,347
Marketable securities, available-for-sale	10,816	33,491
Restricted marketable securities	2,651	2,651
Receivables and other	1,645	1,261

Total current assets	53,643	72,750
Marketable securities	8,228	—
Property and equipment, net	11,868	12,287
Intangible assets, net	4,749	4,855
Other assets	547	693

Total assets	$79,035	$90,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,548	$5,453
Deferred revenue	980	2,100
Current portion of equipment financing obligations	442	555

Total current liabilities	5,970	8,108
Long-term liabilities:
Equipment financing obligations, net of current portion	83	156
Deferred rent	2,430	2,409

Total long-term liabilities	2,513	2,565
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 39,222 and 39,196 shares issued and outstanding at March 31, 2008, and December 31, 2007, respectively	392	392
Additional paid-in capital	301,918	301,507
Accumulated deficit	(231,481)	(221,916)
Accumulated other comprehensive loss	(277)	(71)

Total stockholders’ equity	70,552	79,912

Total liabilities and stockholders’ equity	$79,035	$90,585

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Contract and grant revenue	$460	$850
License and royalty revenue	1,480	405

Total revenues	1,940	1,255
Operating expenses:
Research and development	6,594	5,875
Manufacturing and production	3,106	3,947
General and administrative	2,335	2,293

Total operating expenses	12,035	12,115

Loss from operations	(10,095)	(10,860)
Other income (expense):
Investment and other income, net	540	1,301
Interest expense	(10)	(38)

Net loss	$(9,565)	$(9,597)

Basic and diluted net loss per share	$(0.24)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	39,218	39,182

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,565)	$(9,597)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	741	896
Other than temporary loss on marketable securities and other assets	158	—
Write-off of abandoned patents	102	—
Gain on sale of property and equipment	(1)	(50)
Compensation expense related to stock options and awards	467	488
Changes in operating assets and liabilities:
Receivables and other	(383)	674
Other assets	146	278
Accounts payable, accrued expenses and other liabilities	(909)	(912)
Deferred revenue	(1,119)	—
Deferred rent	24	43

Net cash used in operating activities	(10,339)	(8,180)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	21,416	31,951
Purchases of marketable securities – including restricted	(7,333)	(24,944)
Purchases of property and equipment	(98)	(578)
Sale of property and equipment	1	50
Patent expenditures	(221)	(166)

Net cash provided by investing activities	13,765	6,313

Cash flows from financing activities:
Proceeds from issuance of common stock	—	45
Payment of withholding taxes for net settlement of restricted stock units	(56)	(89)
Principal payments under equipment financing obligations	(186)	(724)

Net cash used in financing activities	(242)	(768)

Net increase (decrease) in cash and cash equivalents	3,184	(2,635)
Cash and cash equivalents at beginning of period	35,347	19,363

Cash and cash equivalents at end of period	$38,531	$16,728

Supplemental information:
Interest paid	$11	$38

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations. The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its cash needs through December 31, 2009.

The unaudited financial statements at March 31, 2008, and for the three months ended March 31, 2008 and 2007, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the U.S. applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At March 31, 2008 and December 31, 2007, restricted marketable securities of $2.7 million were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.2 million and 0.4 million for the three months ended March 31, 2008 and 2007, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted Emerging Issues Task Force, or EITF, 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s consolidated results or operations or financial condition.

In February 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on its consolidated results of operations and financial condition as the fair value option was not elected for any of the Company’s financial assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on its consolidated results of operations and financial condition.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Research and development	$160	$175
Manufacturing and production	56	68
General and administrative	251	245

Total stock-based compensation expense	$467	$488

During the three months ended March 31, 2008 and 2007, the Company granted stock-based awards with a total estimated value of $1.1 million and $2.1 million, respectively. At March 31, 2008, total unrecognized estimated compensation cost related to unvested stock-based awards granted prior to that date was $2.6 million, which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based awards granted during the three months ended March 31, 2008 and 2007, represented 1.2% and 1.4%, respectively, of outstanding common shares at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive income (loss) represents net unrealized income (loss) on marketable securities. For the three months ended March 31, 2008 and 2007, other comprehensive loss was $0.2 million and $0.1 million, respectively, and total comprehensive loss was $9.8 million and $9.6 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Employee compensation	$1,375	$2,291
Accounts payable	682	555
Other accrued liabilities	2,491	2,607

Total accounts payable and accrued expenses	$4,548	$5,453

5.	COMMITMENTS AND CONTINGENCIES

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to the Company in 1998, and was subsequently opposed by seven companies under European patent procedures. This ‘529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ‘253 patent generally cover the same subject matter as those claims in the ‘529 patent which were under appeal. For this reason, the Company withdrew from the ‘529 appeal upon grant of the ‘253 patent in September 2004. In September 2005, the ‘253 patent was opposed by eight parties. The Company will defend its position in upcoming oral hearings to be held in December 2008. In addition to the ‘253 patent, the Company may use other issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

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

6.	FAIR VALUE MEASUREMENTS

As described in Note 1, the Company adopted SFAS 157 on January 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s long-term investments at March 31, 2008 include (at par value) $8.6 million of auction rate securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain the highest credit rating of AAA.

At present, in the event the Company needs to access the funds that are in an illiquid state, it may not be able to do so without the possible loss of principal, until a future auction for these investments is successful, another secondary market evolves for these securities, until they are redeemed by the issuer or they mature. At this time, the Company has not obtained sufficient evidence to conclude that these auction rate securities will not be settled in the short term, although the market for these investments is presently uncertain. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models the Company recorded an unrealized loss of approximately $0.3 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that the Company has concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. The carrying value in long-term investments for these auction rate securities at March 31, 2008 is approximately $8.2 million.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Assets measured at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements at Reporting Date
	Level 1	Level 2	Level 3	Total
Money market funds	$41,268	$—	$—	$41,268
U.S. Government Agencies	2,998	—	—	2,998
U.S. Corporate Debt	7,559	—	—	7,559
Auction Rate Securities (1)	—		8,228	8,228
Other	173	—	—	173

	$51,998	$—	$8,228	$60,226

(1)	The Company estimated the fair value of these auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par for each period; and (iv) its market required rate of return.

Activity for assets measured at fair value during the three month period ended March 31, 2008 using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ending March, 31 2008
Beginning Balance	$—
Total gains or losses (relized/unrealized) included in other comprehensive income	(322)
Transfers in and/out of Level 3	8,550

Ending Balance	$8,228

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 20 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, Merial Limited, a joint venture of Merck and sanofi-aventis and AnGes, among other biopharmaceutical companies. These partnerships have resulted in the following two approvals in veterinary applications:

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

We believe these approvals are important steps in the validation of our DNA delivery technology. Furthermore, our partner, AnGes, reported submission in March 2008 of a New Drug Application, or NDA, to the Japanese Ministry of Health, Labor and Welfare for its DNA-based delivery product encoding the hepatocyte growth factor, or HGF, for indications related to peripheral arterial disease, or PAD. If approved, this would represent the first approval of a product based on our DNA delivery technology for use in humans.

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

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Phase 1	Vical
”	SARS coronavirus	Phase 1	Vical
”	Herpes simplex virus type 2	Research	Vical
Corporate Collaborations
Angiogenic growth factor	Collategene, HGF, peripheral arterial disease	NDA filed in Japan	AnGes/Daiichi Pharma
”	HGF, ischemic heart disease	Phase 1	AnGes/Daiichi Pharma
”	FGF-1, peripheral arterial disease	Phase 3	Sanofi-aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed [2]	Research	Merial
Therapeutic cancer vaccine (animal health)	Tyrosinase, canine melanoma	Conditional approval in the United States	Merial
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer [2]	Research	Merck
Infectious disease vaccine	Hepatitis C virus	Research	Merck
Government Collaborations
Infectious disease vaccine	HIV	Phase 2	NIH

”	Ebola	Phase 1	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Angiogenesis Partner Advancing toward Approval

•

Our licensee, AnGes, reported submission in March 2008 of a NDA to the Japanese Ministry of Health, Labor and Welfare for its angiogenesis product candidate, Collategene, for treatment of critical limb ischemia, an advanced form of PAD. The treatment uses our DNA delivery technology to deliver a gene encoding HGF, a human protein that promotes growth of new blood vessels in areas of restricted blood flow. The Japanese NDA filing positions Collategene to be the first product based on our DNA delivery technology with the potential to be approved for human use.

CMV License Agreement

•

We entered into a license agreement with The Wistar Institute granting us exclusive, worldwide rights to Wistar’s Towne strain of CMV and related technologies. The Towne strain is an attenuated, or weakened, form of human CMV which may have the ability to elicit targeted immune responses against CMV.

Grant Awarded for Herpes Simplex Virus

•

We were awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from the U.S. National Institute of Allergy and Infectious Diseases of the NIH. The grant will fund the ongoing development of our immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, or HSV-2, a sexually transmitted virus which is the leading cause of genital herpes. We also plan to evaluate the HSV-2 vaccine with our novel Vaxfectin® adjuvant.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $140.8 million in revenue under these types of agreements. Revenues by source were as follows (in millions):

	Three Months Ended March 31,
Source	2008	2007
Influenza grants	$—	$0.8
RapidResponse™ DNA manufacturing grant	0.3	—
Other contracts and grants	0.1	0.1

Total contract and grant revenues	0.4	0.9

Merial license	—	0.2
AnGes license	1.1	—
Other royalties and licenses	0.4	0.2

Total royalty and license revenues	1.5	0.4

Total revenues	$1.9	$1.3

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended March 31,
Program	2008	2007
Allovectin-7®	$4.4	$1.8
Influenza	1.8	2.8
CMV	1.0	1.7
Other research, development, manufacturing and production	2.5	3.5

Total research, development, manufacturing and production	$9.7	$9.8

Since our inception, we estimate that we have spent approximately $322 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for influenza and CMV, as well as other preclinical targets.

We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and influenza and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $82 million on our Allovectin-7® program, $40 million on our CMV program, and $18 million on our influenza program.

We have other product candidates in the research stage. It can take many years to develop product candidates from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

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

We assess our obligations to make milestone payments that may become due for licensed or acquired technology to determine whether the payments should be expensed or capitalized. We charge milestone payments to research and development expense when:

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of March 31, 2008, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.2 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2008, Compared with Three Months Ended March 31, 2007

Total Revenues. Total revenues increased $0.7 million, or 54.6%, to $1.9 million for the three months ended March 31, 2008, from $1.2 million for the three months ended March 31, 2007. Revenues from our licenses and royalties were $1.5 million for the three months ended March 31, 2008, compared with $0.4 million for the three months ended March 31, 2007. This increase was primarily the result of the recognition of $1.1 million in license revenue related to our agreement with AnGes to fund our Allovectin-7® Phase 3 clinical trial which was partially offset by a $0.4 million decrease in grant revenue.

Research and Development Expenses. Research and development expenses increased $0.7 million, or 12.2%, to $6.6 million for the three months ended March 31, 2008, from $5.9 million for the three months ended March 31, 2007. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial, our CMV Phase 2 clinical trial, and our Phase 1 influenza trial, which was partially offset by a decrease in costs associated with preclinical activities related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.8 million, or 21.3%, to $3.1 million for the three months ended March 31, 2008, from $3.9 million for the three months ended March 31, 2007. Included in the costs for the three months ended March 31, 2007, was the recognition of a loss related to the remanufacture of the final vaccine component under a contract manufacturing agreement.

General and Administrative Expenses. General and administrative expenses were substantially consistent with the prior period.

Investment and Other Income. Investment income decreased $0.8 million, or 58.5%, to $0.5 million for the three months ended March 31, 2008, from $1.3 million for the three months ended March 31, 2007. This decrease was primarily the result of lower average cash and investment balances and lower rates of return on our investments during the three months ended March 31, 2008.

Interest Expense. Interest expense decreased $28,000, or 73.7%, to $10,000 for the three months ended March 31, 2008, from $38,000 for the three months ended March 31, 2007. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from performing services and licensing our technology. From our inception through March 31, 2008, we have received approximately $140.8 million in revenues from performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $296.0 million from the sale of equity securities. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $60.2 million at March 31, 2008, compared with $71.5 million at December 31, 2007. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2008, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $10.3 million and $8.2 million for the three months ended March 31, 2008 and 2007, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2008, compared with the same period in the prior year, was primarily the result of an increase in our deferred revenue related to our Allovectin-7® research and development contract with AnGes and by the timing of collection of accounts receivable.

Net cash provided by investing activities was $13.8 million and $6.3 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash provided by investing activities for the three months ended March 31, 2008, compared with the same period in the prior year, was primarily the result of an increase in net maturities of investments.

Net cash used in financing activities was $0.2 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2008, compared with the same period in the prior year, was primarily the result of a reduction in the principal payments related to our equipment financing obligations.

A discussion of our exposure to auction rate securities is included in Part 1 Item 3 of this Quarterly Report on Form 10-Q under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in personnel costs, costs related to preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization costs. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs through December 31, 2009.

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

As of March 31, 2008, we have employment agreements that contain severance arrangements with each of our three executive officers and five of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.6 million if each such executive officer and other executive was terminated at March 31, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, and marketable securities. The average maturity of our non-equity investments is approximately three months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our non-equity investments at March 31, 2008. We expect lower investment income for the full year 2008 compared with 2007 due to lower investment balances and lower interest rates.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2008, our long-term investments included $8.6 million of high-grade (AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at March 31, 2008. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. During the three months ended March 31, 2008, we recognized $0.3 million of unrealized losses related to those auction rate securities by adjusting their carrying value. At this time, we have not obtained sufficient evidence to conclude that these investments are permanently impaired, although the market for these investments is presently uncertain. As a result no realized losses have been recognized on these investments. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other than temporary, we would be required to recognize a loss.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

Factors that may impact our valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

In the event we need to access the funds that are not currently liquid, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them to maturity. We do not anticipate a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced the initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our pandemic influenza vaccine, for which we initiated Phase 1 clinical testing in 2007. We may not be able to enroll sufficient patients in a timely manner in our Allovectin-7® trial and may not meet the primary endpoint of the trial as specified in our Special Protocol Assessment. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional pandemic influenza trials, and the influenza program may not demonstrate sufficient safety and efficacy to support further product development.

Additionally, we are in early stages of development with other product candidates. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

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

We apply for and have received funding from various government agencies. Eligibility of public companies to receive grants, such as Small Business Technology Transfer and Small Business Innovation Research grants, may be based on size and ownership criteria which are under review by the Small Business Administration, or SBA. As a result, our eligibility may change in the future, and additional funding from these sources may not be available.

(*)We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $35.9 million, $23.1 million and $24.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of March 31, 2008, we had incurred cumulative net losses totaling approximately $231.5 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

Future adverse events in gene therapy or the biotechnology industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials. In addition, any adverse events that may occur in our clinical trials and any resulting publicity may cause regulatory delays or otherwise affect our product development efforts or clinical trials. FDA rules require that unexpected serious adverse events that cannot be definitely excluded as related to the product be reported in an expedited manner. Expedited reporting of serious adverse events for gene therapy products are also required to be reported to the NIH. The NIH releases this information to the public, which may negatively influence public perception of gene therapy products.

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

We are the assignee or co-assignee of 61 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFIs, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form, and was subject to an appeal which was recently withdrawn; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed, and has since been withdrawn by us in favor of filing three new divisional applications. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 120 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Four of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses, or stop activities. If relevant claims of third- party patents are upheld as valid and enforceable, we could be prevented from practicing the subject matter claimed in the patents, or may be required to obtain licenses or redesign our products or processes to avoid infringement. In addition, we could be required to pay money damages. A number of genetic sequences or proteins encoded by genetic sequences that we are investigating are, or may become, patented by others. As a result, we may have to obtain licenses to test, use or market these products. Our business will suffer if we are not able to obtain licenses at all or on terms commercially reasonable to us and we are not able to redesign our products or processes to avoid infringement.

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

(*)We may have significant product liability exposure.

We face an inherent business risk of exposure to product liability and other claims in the event that our technologies or products are alleged to have caused harm. We also have potential liability for products manufactured by us on a contract basis for third parties. Although we currently maintain product liability insurance in the amount of $10 million in the aggregate plus additional coverage specific to the foreign countries where our clinical trials are being conducted, this insurance coverage may not be sufficient, and we may not be able to obtain sufficient coverage in the future at a reasonable cost. Our inability to obtain product liability insurance at an acceptable cost or to otherwise protect against potential product liability claims could prevent or inhibit the commercialization of any products developed by us or our collaborators, or our ability to manufacture products for third parties. If we are sued for any injury caused by our technologies or products, or by third-party products that we manufacture, our liability could exceed our insurance coverage and total assets.

(*)Negative conditions in the global credit markets may impair the liquidity of a portion of our investment portfolio.

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2008, our long-term investments included $8.6 million of high-grade (AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at March 31, 2008. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. During the three months ended March 31, 2008, we recognized $0.3 million of unrealized losses related to those auction rate securities by adjusting their carrying value. At this time, we have not obtained sufficient evidence to conclude that these investments are permanently impaired, although if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to recognize a loss.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to March 31, 2008, our stock price has ranged from $3.12 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Vical Incorporated

Date:	May 11, 2008	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary
(on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)