Form 10-Q
period 2008-06-30
VICAL INC
filed 2008-08-08
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Total shares of common stock outstanding at August 5, 2008: 40,346,843

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$37,956	$35,347
Marketable securities, available-for-sale	10,716	33,491
Restricted marketable securities	2,651	2,651
Receivables and other	2,271	1,261

Total current assets	53,594	72,750
Marketable securities	6,208	—
Property and equipment, net	11,494	12,287
Intangible assets, net	4,596	4,855
Other assets	547	693

Total assets	$76,439	$90,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,904	$5,453
Deferred revenue	2,325	2,100
Current portion of equipment financing obligations	344	555

Total current liabilities	7,573	8,108
Long-term liabilities:
Equipment financing obligations, net of current portion	42	156
Deferred rent	2,452	2,409

Total long-term liabilities	2,494	2,565
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 40,343 and 39,196 shares issued and outstanding at June 30, 2008, and December 31, 2007, respectively	403	392
Additional paid-in capital	306,308	301,507
Accumulated deficit	(239,963)	(221,916)
Accumulated other comprehensive loss	(376)	(71)

Total stockholders’ equity	66,372	79,912

Total liabilities and stockholders’ equity	$76,439	$90,585

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Contract and grant revenue	$433	$2,980	$893	$3,830
License and royalty revenue	2,114	131	3,594	536

Total revenues	2,547	3,111	4,487	4,366
Operating expenses:
Research and development	6,464	5,859	13,058	11,734
Manufacturing and production	2,950	4,216	6,056	8,163
General and administrative	2,017	2,340	4,352	4,633

Total operating expenses	11,431	12,415	23,466	24,530

Loss from operations	(8,884)	(9,304)	(18,979)	(20,164)
Other income (expense):
Investment and other income, net	407	1,136	947	2,437
Interest expense	(5)	(29)	(15)	(67)

Net loss	$(8,482)	$(8,197)	$(18,047)	$(17,794)

Basic and diluted net loss per share	$(0.21)	$(0.21)	$(0.46)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per share	39,488	39,191	39,353	39,186

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(18,047)	$(17,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,445	1,714
Other than temporary loss on marketable securities and other assets	158	—
Write-off of abandoned patents	242	7
Gain on sale of property and equipment	(3)	(50)
Compensation expense related to stock options and awards	904	1,017
Changes in operating assets and liabilities:
Receivables and other	(1,009)	709
Other assets	146	278
Accounts payable, accrued expenses and other liabilities	(555)	(1,486)
Deferred revenue	225	—
Deferred rent	48	92

Net cash used in operating activities	(16,446)	(15,513)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	27,426	72,236
Purchases of marketable securities – including restricted	(11,321)	(48,368)
Purchases of property and equipment	(207)	(832)
Sale of property and equipment	3	50
Patent expenditures	(429)	(290)

Net cash provided by investing activities	15,472	22,796

Cash flows from financing activities:
Proceeds from issuance of common stock	3,972	53
Payment of withholding taxes for net settlement of restricted stock units	(64)	(92)
Principal payments under equipment financing obligations	(325)	(1,496)

Net cash provided by (used in) financing activities	3,583	(1,535)

Net increase in cash and cash equivalents	2,609	5,748
Cash and cash equivalents at beginning of period	35,347	19,363

Cash and cash equivalents at end of period	$37,956	$25,111

Supplemental information:
Interest paid	$15	$67

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and the Company will be required to incur significant costs for their commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations. The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its cash needs through December 31, 2009.

The unaudited financial statements at June 30, 2008, and for the three and six months ended June 30, 2008 and 2007, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At June 30, 2008, and December 31, 2007, restricted marketable securities of $2.7 million were pledged as collateral for this letter of credit.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition,” and Emerging Issues Task Force, or EITF, No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Contract Manufacturing Revenue

The Company’s contract manufacturing arrangements typically require the delivery of multiple lots of clinical material. In accordance with EITF No. 00-21, the Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) have standalone value to the customer; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the delivered item does not have standalone value or the Company does not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

License and Royalty Revenue

The Company’s license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company has continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which the Company continues to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the delivered item does not have standalone value or the Company does not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.1 million and 0.3 million for the three months ended June 30, 2008 and 2007, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.2 million and 0.3 million for the six months ended June 30, 2008 and 2007, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” EITF No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption did not have a material impact on the Company’s results or operations or financial condition.

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS No. 159, changes in fair value are recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and was adopted by the Company in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations and financial condition as the fair value option was not elected for any of its financial assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and was adopted by the Company in the first quarter of 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial condition.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation cost was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Research and development	$169	$250	$329	$425
Manufacturing and production	47	65	103	133
General and administrative	221	214	472	459

Total stock-based compensation expense	$437	$529	$904	$1,017

During the six months ended June 30, 2008 and 2007, the Company granted stock-based awards with a total estimated value of $1.2 million and $2.3 million, respectively. At June 30, 2008, total unrecognized estimated compensation cost related to unvested stock-based awards granted prior to that date was $2.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2008 and 2007, represented 1.3% and 1.6%, respectively, of outstanding common shares at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive loss represents net unrealized loss on marketable securities. For the three months ended June 30, 2008 and 2007, other comprehensive loss was $0.1 million and $35,000, respectively, and total comprehensive loss was $8.6 million and $8.2 million, respectively. For the six months ended June 30, 2008 and 2007, other comprehensive loss was $0.3 million and $0.1 million, respectively, and total comprehensive loss was $18.4 million and $17.9 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Employee compensation	$1,739	$2,291
Accounts payable	635	555
Other accrued liabilities	2,530	2,607

Total accounts payable and accrued expenses	$4,904	$5,453

5.	COMMITMENTS AND CONTINGENCIES

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to the Company in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent generally cover the same subject matter as those claims in the ’529 patent which were under appeal. For this reason, the Company withdrew from the ’529 appeal upon grant of the ’253 patent in September 2004. In September 2005, the ’253 patent was opposed by eight parties. The Company intends to defend its position in upcoming oral hearings to be held in December 2008. In addition to the ’253 patent, the Company may use other issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

European Patent 0737750 was issued in 2003 covering a range of applications of the Company’s core DNA delivery technology, including cationic lipid-formulated, gene-based immunotherapeutics such as the Company’s clinical-stage Allovectin-7® treatment for melanoma, cationic lipid-formulated DNA vaccines such as the Company’s clinical-stage influenza vaccine, and similar pharmaceutical products under development by others. This patent was opposed by two companies. The Company responded to the oppositions in a timely manner, and defended the ’750 patent at an oral hearing in March 2006 at the EPO. The ’750 patent was maintained in amended form. The Company appealed certain rulings, and one of the opponents appealed the decision to maintain the ’750 patent in amended form. In June 2008, the opponent that appealed the decision to maintain the ’750 patent in amended form withdrew its appeal and the Company subsequently withdrew its own appeal. As a result, the ’750 patent will continue in its amended form following the March 2006 hearing.

A European patent was issued to the Company in 2003 with broad claims related to gene-based, extra-tumoral delivery of any cytokines for the treatment of cancer. Delivery can be either free from or formulated with transfection-facilitating materials such as cationic lipids or polymers. Cytokines are proteins such as interleukins and interferons which regulate specific cell functions, and typically are used to stimulate an immune response against cancer cells. Three companies opposed this patent. The Company responded to the oppositions in a timely manner, and subsequently withdrew from the appeal in lieu of filing two divisional applications.

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

As described in Note 1, the Company adopted SFAS No. 157 on January 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of June 30, 2008, the Company held $8.6 million (at par value) of auction rate securities of which $2.0 million was classified as short-term marketable securities and $6.6 million was classified as long-term marketable securities. The $2.0 million auction rate security classified as short-term was redeemed in full at par in July 2008. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain credit ratings of AA or AAA.

At present, in the event the Company needs to access its Level 3 auction rate securities that are in an illiquid state, it may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. At this time, the Company has not obtained sufficient evidence to conclude that these auction rate securities will not be settled in the short term, although the market for these investments is presently uncertain. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models the Company recorded an unrealized loss of approximately $0.3 million in accumulated other comprehensive loss as a reduction in shareholders’ equity, reflecting adjustments to auction rate security holdings that the Company has concluded have a temporary decline in value due to a lack of liquidity in the global credit markets. The carrying value of these auction rate securities included in marketable securities at June 30, 2008, is approximately $6.2 million.

The valuation of the Company’s Level 3 auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Assets measured at fair value as of June 30, 2008, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Money market funds	$40,811	$—	$—	$40,811
U.S. Treasuries	2,969	—	—	2,969
U.S. Government Agencies	1,996	—	—	1,996
U.S. Corporate Debt	3,477	—	—	3,477
Auction Rate Securities (1)	—	2,000	6,208	8,208
Other	70	—	—	70

	$49,323	$2,000	$6,208	$57,531

(1)	The Company’s estimate of the fair value of its Level 2 auction rate security was primarily based upon the issuer’s announcement that it intended to redeem the auction rate security at par value in July 2008. This security was subsequently redeemed as planned. The Company estimated the fair value of its Level 3 auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par value for each period; and (iv) the market required rate of return.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ending June 30, 2008
Beginning Balance	$—
Total net losses (realized/unrealized) included in other comprehensive income	(342)
Net transfers in and/out of Level 3	6,550

Ending Balance	$6,208

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	STOCKHOLDERS’ EQUITY

In June 2008, the Company received approximately $4.0 million in proceeds from the sale of approximately 1.1 million shares of its common stock at $3.56 per share in a private placement to AnGes MG, Inc., pursuant to a research and development agreement and a stock purchase agreement entered into in 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We currently have three active independent development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments, under a research and development agreement;

•	A Phase 2 clinical trial using our cytomegalovirus, or CMV, DNA vaccine in hematopoietic cell transplant patients; and

•	A Phase 1 clinical trial, for which we recently completed enrollment and announced preliminary data, using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a joint venture of Merck and sanofi-aventis, among other biopharmaceutical companies. These partnerships have resulted in the following two approvals in veterinary applications:

•

In 2005, the first product for one of our licensees utilizing our patented DNA delivery technology received approval for use in animals. Our licensee Aqua Health received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against an infectious disease.

•

In 2007, our licensee Merial received notification of conditional approval from the U.S. Department of Agriculture to market a therapeutic DNA vaccine designed to treat melanoma, a serious form of cancer, in dogs. Merial’s vaccine is the first vaccine ever approved for therapeutic use.

We believe these approvals are important steps in the validation of our DNA delivery technology. Furthermore, our partner, AnGes, reported submission in March 2008 of a New Drug Application, or NDA, to the Japanese Ministry of Health, Labor and Welfare for Collategene™, its DNA-based therapeutic product encoding the hepatocyte growth factor, or HGF, for indications related to peripheral arterial disease, or PAD and Buerger’s disease. If approved, Collategene™ would represent the first approval of a product based on our DNA delivery technology for use in humans.

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the National Institutes of Health, or NIH, and the U.S. Centers for Disease Control and Prevention, or CDC. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial use of our technology on terms to be negotiated.

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

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Phase 1	Vical
”	SARS coronavirus	Phase 1	Vical
”	Herpes simplex virus type 2	Research	Vical
Corporate Collaborations
Angiogenic growth factor	Collategene™, HGF, peripheral arterial disease and Buerger’s disease	NDA filed in Japan	AnGes
”	Collategene™, HGF, peripheral arterial disease and Buerger’s disease	Phase 2 completed in the United States	AnGes
”	HGF, ischemic heart disease	Phase 1	AnGes
”	FGF-1, peripheral arterial disease	Phase 3	Sanofi-aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed [2]	Research	Merial
Therapeutic cancer vaccine (animal health)	Tyrosinase, canine melanoma	Conditional approval in the United States	Merial
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer [2]	Research	Merck
Infectious disease vaccine	Hepatitis C virus	Research	Merck
Government Collaborations
Infectious disease vaccine	HIV	Phase 2	NIH
”	Ebola	Phase 1	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Significant Progress in our Influenza Program

•

We announced preliminary clinical trial data demonstrating that DNA vaccines can safely achieve significant immune responses against H5N1 pandemic influenza in humans. Preliminary human safety and immunogenicity data obtained in our 100-subject Phase 1 trial of Vaxfectin®-formulated H5N1 pandemic influenza DNA vaccines demonstrated for the first time that DNA vaccines have achieved potentially protective levels of antibody responses in up to 67% of evaluable subjects in the higher dose cohorts. No significant safety issues were observed at any of the doses tested. These results support further development of Vaxfectin®-formulated DNA vaccines, and could position them as potential alternatives to conventional vaccines.

Continued Progress in our Partners Program

•

We received a $1.0 million cash payment from our partner, AnGes, reflecting continued progress of its Collategene™ angiogenesis program. We had previously received an initial upfront payment of $1.0 million under an exclusive license agreement in 2005, and further advancement may lead to additional milestones and royalty payments.

Significant Milestones in our Cancer Program

•

We received $6.3 million in cash payments and equity investments from AnGes under a previously announced research and development agreement involving continued funding of our ongoing Allovectin-7® Phase 3 metastatic melanoma trial. Through a series of cash payments and equity investments, we have received $15.3 million to date of the $22.6 million total committed by AnGes.

Advances in RapidResponse™ DNA Vaccine Platform

•

We have successfully completed first-year milestones under a three-year, $6.0 million grant awarded in 2007 from the U.S. National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH. We are now advancing with the development of a cell-free DNA vaccine manufacturing process for linear expression cassette, or LEC, with the potential to produce several million doses of vaccines in a matter of days.

Update on Government Collaborations

•

In 2007, the NIH released results from its Phase 2a HIV vaccine trial using a DNA prime-adenoviral vector boost approach. The results showed the vaccine regimen was safe and well-tolerated, and was effective in inducing T-cell immune responses in up to 70% of the vaccine recipients. The NIH planned to further test the DNA prime-adenoviral vector boost approach in a trial known as the PAVE 100 study, which was designed to enroll 8,500 volunteers. We manufactured the DNA prime component of the vaccine to be used in the PAVE 100 study. The study was to begin recruitment in October 2007, but was postponed following the NIH’s review of interim data from an unrelated Phase 2b trial known as the STEP study which utilized an adenoviral vector vaccine alone. The NIH concluded that the adenoviral vector vaccine failed to prevent HIV infection or reduce viral load, and the vaccinated group exhibited a higher incidence of infection than the placebo group. In July 2008, after soliciting and considering broad input from the scientific and HIV communities, the NIH determined that it would not conduct the Pave 100 study. However, the NIH believes the DNA prime-adenoviral vector boost approach is scientifically intriguing and sufficiently different from previously tested HIV vaccines to consider testing it in a smaller, more focused clinical study.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $143.3 million in revenue from these sources. Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2008	2007	2008	2007
RapidResponse™ DNA manufacturing grant	$0.3	$—	$0.7	$—
CMV grants	—	1.0	—	1.0
NIH contracts	—	1.9	—	1.9
Influenza grants	—	—	—	0.8
Other contracts and grants	0.1	0.1	0.2	0.1

Total contract and grant revenues	0.4	3.0	0.9	3.8

Merial license	—	—	—	0.2
AnGes licenses	2.0	—	3.1	—
Other royalties and licenses	0.1	0.1	0.5	0.4

Total royalty and license revenues	2.1	0.1	3.6	0.6

Total revenues	$2.5	$3.1	$4.5	$4.4

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2008	2007	2008	2007
Allovectin-7®	$4.6	$2.4	$8.9	$4.2
Influenza	1.3	2.5	3.0	5.3
CMV	1.6	1.5	2.6	3.3
Other research, development, manufacturing and production	1.9	3.7	4.6	7.1

Total research, development, manufacturing and production	$9.4	$10.1	$19.1	$19.9

Since our inception, we estimate that we have spent approximately $332 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for influenza and CMV, and other preclinical targets.

We have initiated a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and influenza and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $86 million on our Allovectin-7® program, $42 million on our CMV program, and $20 million on our influenza program.

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

As a result, we expect to incur substantial operating losses for at least the next several years, due primarily to the advancement of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs due to contract manufacturing activities, costs related to our facilities, and possible advancement toward commercialization activities.

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

Contract Manufacturing Revenue. Our contract manufacturing arrangements typically require the delivery of multiple lots of clinical vaccines. In accordance with EITF 00-21, we analyze our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at the inception of the arrangement. The delivered item(s) is considered a separate unit of accounting if all of the following criteria are met: (1) the delivered item(s) have standalone value to the customer; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the delivered item does not have standalone value or we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

License and Royalty Revenue. Our license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the arrangements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if we have continuing performance obligations. If we have continuing involvement through contractual obligations under such agreement, such up-front fees are deferred and recognized over the period for which we continue to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the delivered item does not have standalone value or we do not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item is deferred.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of June 30, 2008, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.2 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended June 30, 2008, Compared with Three Months Ended June 30, 2007

Total Revenues. Total revenues decreased $0.6 million, or 18.1%, to $2.5 million for the three months ended June 30, 2008, from $3.1 million for the three months ended June 30, 2007. Our contract and grant revenue decreased by $2.5 million which was partially offset by a $2.0 million increase in our license and royalty revenue. The decrease in our contract and grant revenue was primarily the result of a $1.9 million decrease in revenue related to the shipment of a vaccine component under a manufacturing subcontract agreement with the NIH through its Dale and Betty Bumpers Vaccine Research Center, or VRC. The increase in our license and royalty revenue was primarily the result of a $1.0 million increase in license revenue recognized under our agreement with AnGes to fund our Allovectin-7® Phase 3 clinical trial and a $1.0 million increase in revenue recognized for the achievement of a milestone under our license agreement with AnGes related to its PAD program.

Research and Development Expenses. Research and development expenses increased $0.6 million, or 10.3%, to $6.5 million for the three months ended June 30, 2008, from $5.9 million for the three months ended June 30, 2007. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial and our Phase 1 influenza trial, which was partially offset by a decrease in costs associated with preclinical activities related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.3 million, or 30.0%, to $2.9 million for the three months ended June 30, 2008, from $4.2 million for the three months ended June 30, 2007. Included in the costs for the three months ended June 30, 2007, were costs associated with the recognition of the sale of a vaccine component under a contract manufacturing agreement with the VRC.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 13.8%, to $2.0 million for the three months ended June 30, 2008, from $2.3 million for the three months ended June 30, 2007. This decrease was primarily the result of lower financial consulting costs.

Investment and Other Income. Investment income decreased $0.7 million, or 64.2%, to $0.4 million for the three months ended June 30, 2008, from $1.1 million for the three months ended June 30, 2007. This decrease was primarily the result of lower average cash and investment balances and lower rates of return on our investments during the three months ended June 30, 2008.

Interest Expense. Interest expense decreased $24,000, or 82.8%, to $5,000 for the three months ended June 30, 2008, from $29,000 for the three months ended June 30, 2007. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Six Months Ended June 30, 2008, Compared with Six Months Ended June 30, 2007

Total Revenues. Total revenues increased $0.1 million, or 2.8%, to $4.5 million for the six months ended June 30, 2008, from $4.4 million for the six months ended June 30, 2007. Our license and royalty revenue increased by $3.0 million which was partially offset by a $2.9 million decrease in our contract and grant revenue. The increase in our license and royalty revenue was primarily the result of a $2.1 million increase in license revenue recognized under our agreement with AnGes to fund our Allovectin-7® Phase 3 clinical trial and a $1.0 million increase in license revenue recognized for the achievement of a milestone under our license agreement with AnGes related to its PAD program. The decrease in our contract and grant revenue was primarily the result of a $1.9 million decrease in revenue related to the shipment of a vaccine component under a manufacturing subcontract agreement with the VRC and a $1.1 million decrease in revenue related to grants with the NIH.

Research and Development Expenses. Research and development expenses increased $1.3 million, or 11.3%, to $13.0 million for the six months ended June 30, 2008, from $11.7 million for the six months ended June 30, 2007. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial and our Phase 1 influenza trial, which were partially offset by a decrease in costs associated with preclinical activities related to our influenza program.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $2.1 million, or 25.8%, to $6.1 million for the six months ended June 30, 2008, from $8.2 million for the six months ended June 30, 2007. Included in the costs for the six months ended June 30, 2007, was the recognition of a loss related to the remanufacture of a vaccine component under a contract manufacturing agreement with the VRC.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 6.1%, to $4.3 million for the six months ended June 30, 2008, from $4.6 million for the six months ended June 30, 2007. This decrease was primarily the result of lower financial consulting costs.

Investment and Other Income. Investment income decreased $1.5 million, or 61.1%, to $0.9 million for the six months ended June 30, 2008, from $2.4 million for the six months ended June 30, 2007. This decrease was primarily the result of lower average cash and investment balances and lower rates of return on our investments during the six months ended June 30, 2008.

Interest Expense. Interest expense decreased $52,000, or 77.6%, to $15,000 for the six months ended June 30, 2008, from $67,000 for the six months ended June 30, 2007. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through June 30, 2008, we have received approximately $143.3 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $300.0 million from the sale of equity securities. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $57.5 million at June 30, 2008, compared with $71.5 million at December 31, 2007. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2008, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $16.4 million and $15.5 million for the six months ended June 30, 2008 and 2007, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2008, compared with the same period in the prior year, was primarily the result of the timing of collection of accounts receivable and an increase in our deferred revenue related to our Allovectin-7® research and development contract with AnGes.

Net cash provided by investing activities was $15.5 million and $22.8 million for the six months ended June 30, 2008 and 2007, respectively. The decrease in cash provided by investing activities for the six months ended June 30, 2008, compared with the same period in the prior year, was primarily the result of a decrease in net maturities of investments.

Net cash provided by (used in) financing activities was $3.6 million and $(1.5) million for the six months ended June 30, 2008 and 2007, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2008, compared with the same period in the prior year, was primarily the result of the purchase of restricted common stock by our partner AnGes and a reduction in the principal payments related to our equipment financing obligations.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs through December 31, 2009.

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

As of June 30, 2008, we have employment agreements that contain severance arrangements with each of our three executive officers and five of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.6 million if each such executive officer and other executive was terminated at June 30, 2008.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at June 30, 2008. We expect lower investment income for the full year 2008 compared with 2007 due to lower investment balances and lower interest rates.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2008, our long-term investments included (at par value) $6.6 million of high-grade (AA or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at June 30, 2008. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. During the six months ended June 30, 2008, we recognized $0.3 million of unrealized losses related to those auction rate securities by adjusting their carrying value. At this time, we have not obtained sufficient evidence to conclude that these investments are permanently impaired, although the market for these investments is presently uncertain. As a result no realized losses have been recognized on these investments. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other than temporary, we would be required to recognize a loss.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced the initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our pandemic influenza vaccine, for which we initiated Phase 1 clinical trial testing in 2007 and recently completed its patient enrollment and announced preliminary data. We may not be able to enroll sufficient patients in a timely manner and we may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional CMV vaccine trials, leading transplant centers may not participate or sufficiently enroll patients in our trials, and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional pandemic influenza trials, and the influenza program may not demonstrate sufficient efficacy to support further product development.

Additionally, we are in early stages of development with other product candidates. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful, particularly if they do not gain market acceptance among physicians, patients, healthcare payers and relevant medical communities. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

(*) Our revenues partially depend on the development and commercialization of products in collaboration with others to whom we have licensed our technologies or on whom we rely to support our development and commercialization efforts. If our collaborators or licensees are not successful or cease to support our development and commercialization efforts, or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements or may be forced to curtail our development and commercialization of certain products.

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

Our collaborators and licensees may breach or terminate their agreements with us, including some that may terminate their agreements without cause at any time subject to certain prior written notice requirements, and we may be unsuccessful in entering into and maintaining other collaborative arrangements for the development and commercialization of products using our technologies. If we are unable to maintain existing collaboration arrangements or enter into new ones, our ability to generate licensing, milestone or royalty revenues would be materially impaired.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $35.9 million, $23.1 million and $24.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of June 30, 2008, we had incurred cumulative net losses totaling approximately $240.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, we may not be able to raise additional funds on favorable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

(*)The regulatory approval process is expensive, time consuming and uncertain, which may prevent us and our collaborators and licensees from obtaining required approvals for the commercialization of our products.

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

Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our and our collaborators and licensees’ ability to develop and commercialize our products. Delays could:

•	Impose costly procedures on our activities and those of our collaborators and licensees;

•	Diminish any competitive advantages that we or our products attain; or

•	Negatively affect our results of operations and cash flows.

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

We believe that the FDA and comparable foreign regulatory bodies will regulate separately each product containing a particular gene depending on its intended use. Presently, to commercialize any product we and our collaborators and licensees must sponsor and file a regulatory application for each proposed use. We and our collaborators and licensees must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The results obtained so far in our clinical trials and those of our collaborators and licensees may not be replicated in ongoing or future trials. This may prevent any of our potential products from receiving FDA approval.

We use recombinant DNA molecules in our product candidates, and therefore we and our collaborators and licensees also must comply with guidelines instituted by the NIH and its Office of Biotechnology Activities. The NIH could restrict or delay the development of our product candidates.

If any of our product candidates receive regulatory approval, the FDA or other foreign regulatory agencies may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators and licensees or us, including requiring withdrawal of the product from the market. Our product candidates will also be subject to ongoing FDA and other foreign regulatory agency requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If we or our collaborators and licensees fail to maintain regulatory compliance after receiving marketing approval, we or our collaborators and licensees may be unable to market our products and our business could suffer.

(*)Adverse events or the perception of adverse events in the field of gene therapy, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

The commercial success of some of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. Serious adverse events, including patient deaths, have occurred in clinical trials utilizing viral delivery systems to deliver therapeutic genes to the patient's targeted cells. Although none of our current products or studies utilize viral delivery systems, these adverse events, as well as any other adverse events in the field of gene therapy that may occur in the future, may negatively influence public perception of gene therapy in general. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community.

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

We are the assignee or co-assignee of 63 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFIs, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form, and was subject to an appeal which was recently withdrawn; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed, and has since been withdrawn by us in favor of filing two new divisional applications. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 106 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Nine of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

(*)Competition and technological change may make our product candidates and technologies less attractive or obsolete.

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

(*)We currently depend on third parties to conduct our clinical trials and may initially depend on third parties to manufacture our product candidates commercially.

We currently rely on third parties, including clinical research organizations, to perform critical services for us in connection with our clinical trials. Clinical research organizations are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol and applicable regulations, including good clinical practices. Our reliance on third parties does not relieve us of these responsibilities and requirements. These third parties may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or applicable regulations, our clinical trials may not meet regulatory requirements or may need to be repeated. These risks also apply to the development activities of our collaborators and licensees, and we do not control our collaborators’ and licensees’ research and development, clinical trials or regulatory activities.

We may also initially depend on collaborators, licensees or other third parties to manufacture our product candidates in commercial quantities. There are a limited number of third parties that could manufacture our product candidates. We may be unable to enter into any arrangement for the commercial manufacture of our product candidates, and any arrangement we secure may not meet our requirements for manufacturing quality or quantity. Our dependence on third parties for the commercial manufacture of our product candidates may also reduce our profit margins and our ability to develop and deliver products in a timely manner.

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

(*)We use hazardous materials in our business. Any claims relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our research and development processes involve the controlled storage, use and disposal of hazardous materials, biological materials and minor amounts of low-level radioactive compounds. Our hazardous materials include certain compressed gases, flammable liquids, acids and bases, and other toxic compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We have insurance that covers our use of hazardous materials with the following coverage limits: up to $25,000 per occurrence for losses related to the release of bio-contaminants, $1 million per occurrence for losses from refrigerant contamination and $25,000 per occurrence for losses from radioactive contamination. Any liability could exceed the limits or fall outside the coverage of our insurance. We could incur significant costs to comply with current or future environmental laws and regulations.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2008, our long-term investments included (at par value) $6.6 million of high-grade (AA or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at June 30, 2008. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. During the three months ended June 30, 2008, we recognized $0.3 million of unrealized losses related to those auction rate securities by adjusting their carrying value. At this time, we have not obtained sufficient evidence to conclude that these investments are permanently impaired, although if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to recognize a loss.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to June 30, 2008, our stock price has ranged from $3.00 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Our Annual Meeting of Stockholders was held on May 22, 2008. At this meeting, we solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To elect two Class I directors to serve until the 2011 Annual Meeting of Stockholders and until their successors are elected. Elected to serve as Class I directors were Robert C. Merton, Ph.D. and Vijay B. Samant. For each elected director the results of voting were: Robert C. Merton, Ph.D. 30,425,754 for and 541,792 withheld; and Vijay B. Samant 29,479,013 for and 1,488,524 withheld. Our Class II director, R. Gordon Douglas, M.D., continues in office until the 2009 Annual Meeting of Stockholders. Our Class III directors, Robert H. Campbell and Gary A. Lyons, continue in office until the 2010 Annual Meeting of Stockholders.

(ii)	To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2008. The selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2008, was ratified with the following votes: 30,851,493 for, 93,227 against and 22,814 abstained.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 8, 2008	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)