Form 10-Q
period 2008-09-30
VICAL INC
filed 2008-11-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Total shares of common stock outstanding at October 31, 2008: 40,356,370

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,194	$35,347
Marketable securities, available-for-sale	8,054	33,491
Restricted marketable securities	2,774	2,651
Receivables and other	1,649	1,261

Total current assets	44,671	72,750
Marketable securities	6,000	—
Property and equipment, net	11,146	12,287
Intangible assets, net	4,442	4,855
Other assets	506	693

Total assets	$66,765	$90,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,948	$5,453
Deferred revenue	2,325	2,100
Current portion of equipment financing obligations	249	555

Total current liabilities	7,522	8,108
Long-term liabilities:
Equipment financing obligations, net of current portion	14	156
Deferred rent	2,466	2,409

Total long-term liabilities	2,480	2,565
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 40,352 and 39,196 shares issued and outstanding at September 30, 2008, and December 31, 2007, respectively	404	392
Additional paid-in capital	306,678	301,507
Accumulated deficit	(249,788)	(221,916)
Accumulated other comprehensive loss	(531)	(71)

Total stockholders’ equity	56,763	79,912

Total liabilities and stockholders’ equity	$66,765	$90,585

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Contract and grant revenue	$711	$164	$1,604	$3,994
License and royalty revenue	133	211	3,727	747

Total revenues	844	375	5,331	4,741
Operating expenses:
Research and development	6,226	5,580	19,284	17,314
Manufacturing and production	2,716	2,871	8,772	11,034
General and administrative	2,087	2,192	6,439	6,825

Total operating expenses	11,029	10,643	34,495	35,173

Loss from operations	(10,185)	(10,268)	(29,164)	(30,432)
Other income (expense):
Investment and other income, net	364	1,048	1,311	3,485
Interest expense	(4)	(19)	(19)	(86)

Net loss	$(9,825)	$(9,239)	$(27,872)	$(27,033)

Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.70)	$(0.69)

Weighted average shares used in computing basic and diluted net loss per share	40,349	39,193	39,688	39,189

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(27,872)	$(27,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,138	2,503
Other than temporary loss on marketable securities and other assets	158	—
Write-off of abandoned patents	242	19
Gain on sale of property and equipment	(3)	(60)
Compensation expense related to stock options and awards	1,265	1,500
Changes in operating assets and liabilities:
Receivables and other	(387)	3,721
Other assets	187	452
Accounts payable, accrued expenses and other liabilities	(514)	(627)
Deferred revenue	225	—
Deferred rent	65	132

Net cash used in operating activities	(24,496)	(19,393)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	30,040	104,459
Purchases of marketable securities – including restricted	(11,344)	(61,768)
Purchases of property and equipment	(324)	(1,177)
Sale of property and equipment	3	60
Patent expenditures	(502)	(463)

Net cash provided by investing activities	17,873	41,111

Cash flows from financing activities:
Proceeds from issuance of common stock	3,989	54
Payment of withholding taxes for net settlement of restricted stock units	(71)	(96)
Principal payments under equipment financing obligations	(448)	(2,213)

Net cash provided by (used in) financing activities	3,470	(2,255)

Net (decrease) increase in cash and cash equivalents	(3,153)	19,463
Cash and cash equivalents at beginning of period	35,347	19,363

Cash and cash equivalents at end of period	$32,194	$38,826

Supplemental information:
Interest paid	$19	$86

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

The unaudited financial statements at September 30, 2008, and for the three and nine months ended September 30, 2008 and 2007, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in its Annual Report on Form 10-K filed with the SEC.

Issuance of Common Stock

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At September 30, 2008, and December 31, 2007, restricted marketable securities of $2.8 million and $2.7 million were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.1 million and 0.3 million for the three months ended September 30, 2008 and 2007, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.2 million and 0.3 million for the nine months ended September 30, 2008 and 2007, respectively, were excluded from the calculation because of their antidilutive effect.

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

In October 2008, the FASB issued FASB Staff Positions, or FSP, No 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” The FSP was effective upon issuance. The FSP clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active. Our fair value measurements classified as Level 3 were determined in accordance with the provisions of the FSP.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Research and development	$122	$228	$451	$652
Manufacturing and production	45	64	148	197
General and administrative	194	191	666	651

Total stock-based compensation expense	$361	$483	$1,265	$1,500

During the nine months ended September 30, 2008 and 2007, the Company granted stock-based awards with a total estimated value of $1.3 million and $2.4 million, respectively. At September 30, 2008, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $1.7 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2008 and 2007, represented 1.4% and 1.7%, respectively, of outstanding common shares at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive loss represents net unrealized loss on marketable securities. For the three months ended September 30, 2008 and 2007, other comprehensive loss was $0.2 million and $0.1 million, respectively, and total comprehensive loss was $10.0 million and $9.4 million, respectively. For the nine months ended September 30, 2008 and 2007, other comprehensive loss was $0.5 million and $0.3 million, respectively, and total comprehensive loss was $28.3 million and $27.3 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Employee compensation	$1,954	$2,291
Accounts payable	403	555
Other accrued liabilities	2,591	2,607

Total accounts payable and accrued expenses	$4,948	$5,453

5.	COMMITMENTS AND CONTINGENCIES

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. European Patent 0465529 was granted to the Company in 1998, and was subsequently opposed by seven companies under European patent procedures. This ’529 patent was revoked on formal grounds in October 2001 under an initial ruling by the Opposition Division of the European Patent Office, or EPO. In April 2002, the Company filed an appeal seeking to overturn this initial ruling. The claims that were allowed in the newly granted ’253 patent generally covered the same subject matter as those claims in the ’529 patent which were under appeal. For this reason, the Company withdrew the ’529 appeal upon grant of the ’253 patent in September 2004. In September 2005, the ’253 patent was opposed by eight parties. The Company intends to defend its position in upcoming oral hearings to be held in December 2008. In addition to the ’253 patent, the Company may use other issued patents and patent applications that are pending in Europe to protect its core DNA delivery technology.

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

As of September 30, 2008, the Company held $6.6 million (at par value) of auction rate securities which were classified as long-term marketable securities. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. However, the Company now earns a higher interest rate according to the terms of these securities. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities maintain credit ratings of AA or AAA.

At present, in the event the Company needs to access its Level 3 auction rate securities that are in an illiquid state, it may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment. Although the auction rate security investments continue to pay interest according to their stated terms, based on valuation models the Company recorded an unrealized loss of approximately $0.6 million in accumulated other comprehensive loss as a reduction in stockholders’ equity, reflecting adjustments to the value of auction rate security holdings that the Company has concluded have temporary declined in value due to a lack of liquidity in the global credit markets. The carrying value of these auction rate securities included in marketable securities at September 30, 2008, is approximately $6.0 million.

The valuation of the Company’s Level 3 auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Assets measured at fair value as of September 30, 2008, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$2,787	$—	$—	$2,787
Money Market Funds	24,694	—	—	24,694
U.S. Treasuries	10,500	—	—	10,500
U.S. Government Agencies	—	1,996	—	1,996
U.S. Corporate Debt	—	2,988	—	2,988
Auction Rate Securities (1)	—	—	6,000	6,000
Other	—	57	—	57

	$37,981	$5,041	$6,000	$49,022

(1)	The Company estimated the fair value of its Level 3 auction rate securities based on the following: (i) the underlying structure of each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, auction failure, or repurchase at par value for each period; and (iv) the market required rate of return.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ending September 30, 2008
Beginning Balance	$—
Total net losses (realized/unrealized) included in other comprehensive income	(550)
Net transfers in and/out of Level 3	6,550

Ending Balance	$6,000

Amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We currently have three active independent clinical development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•	A Phase 2 clinical trial using our cytomegalovirus, or CMV, DNA vaccine in hematopoietic cell transplant patients and

•	A Phase 1 clinical trial, for which we recently announced data, using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant.

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

In addition, we have licensed complementary technologies from leading research institutions and pharmaceutical companies, as well as the National Institutes of Health, or NIH. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to ten leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial use of our technology on terms to be negotiated.

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

Product Description	Project Target/Indication(s)	Development Status[1]	Primary Developer
Independent Programs
Cancer immunotherapeutic	Allovectin-7®, metastatic melanoma	Phase 3	Vical
Infectious disease vaccine	Cytomegalovirus	Phase 2	Vical
”	Pandemic influenza	Phase 1	Vical
”	Congenital CMV	Preclinical	Vical
”	Herpes simplex virus type 2	Research	Vical
Corporate Collaborations
Angiogenic growth factor	Collategene™, peripheral arterial disease and Buerger’s disease	NDA filed in Japan	AnGes
”	Collategene™, peripheral arterial disease and Buerger’s disease	Phase 2 completed in the United States	AnGes
”	HGF, ischemic heart disease	Phase 1	AnGes
”	FGF-1, peripheral arterial disease	Phase 3	Sanofi-aventis
Preventive infectious disease vaccine (animal health)	Apex-IHN®, infectious hematopoietic necrosis virus in salmon	Marketed in Canada	Aqua Health
”	Various undisclosed [2]	Research	Merial
Therapeutic cancer vaccine (animal health)	Tyrosinase, canine melanoma	Conditional approval in the United States	Merial
Tumor-associated antigen therapeutic vaccine	HER-2 and CEA, breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck
”	Unspecified cancer [2]	Research	Merck
Infectious disease vaccine	Hepatitis C virus	Research	Merck
Government Collaborations
Infectious disease vaccine	HIV	Phase 2	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Significant Progress with Vaxfectin® Adjuvant

•

We announced results from nonhuman primate studies of a Vaxfectin® -formulated DNA vaccine for measles, which were published in the August issue of Clinical and Vaccine Immunology. We believe these results offer a promising approach to the development of a measles vaccine to address an unmet need for human infants.

•

We also announced that a Vaxfectin®-formulated cancer vaccine resulted in approximately a 100-fold increase in antigen-specific CD8+ T-cell responses compared with unformulated vaccine, according to results from a mouse study reported in October. CD8+ T-cells are deployed by the immune system to identify and destroy infected or cancerous cells.

•

We also announced data from mice studies which demonstrated that Vaxfectin®-formulated seasonal influenza vaccine generated broader, more balanced antibody responses than unformulated vaccine, and also generated influenza-specific T-cell responses. Adjusting the ratio of Vaxfectin® to vaccine drove substantial increases in either antibody or T-cell responses, without reducing the other type of response, compared with unformulated vaccine.

New Research Collaboration

•

We announced a research collaboration with the Karolinska Institutet and the Swedish Institute for Infectious Disease Control, to evaluate a Vaxfectin®-formulated preventive DNA vaccine against HIV in a Phase 1 human clinical trial as part of a prime-boost regimen. The Vaxfectin® adjuvant is intended to optimize the priming of immune responses and increase the performance of, or potentially even eliminate the need for, the viral vector vaccine boost.

Developments in Pandemic Influenza Vaccine

•

We announced that AnGes has signed a non-binding letter of intent with us indicating its mutual interest to license the development and marketing rights for our pandemic influenza DNA vaccines in Japan. AnGes plans to conduct due diligence on the pandemic influenza DNA vaccines, and both parties intend to negotiate terms and conditions potentially leading to a license.

•

We previously announced that our pandemic influenza DNA vaccines achieved potentially protective levels of antibody responses (H5 hemagglutination inhibition, or HI, titers of at least 40 and at least a four-fold increase from baseline) in at least 50% and up to 67% of evaluable subjects in the higher dose cohorts in a 100-subject Phase 1 trial. Expanded data presented in October showed that in the highest dose cohorts, responses peaked by Day 56 and were sustained in 80% to 100% of the responders through the end of the study at Day 182.

Contract Manufacturing

•

We announced in November that the Naval Medical Research Center plans to conduct preclinical and Phase 1 evaluation of a dengue DNA vaccine formulated with the company’s Vaxfectin® adjuvant and delivered with the Biojector® 2000 needle-free injection system. In support of the program, we will manufacture the vaccine and the adjuvant under a $1.3 million contract, and will provide regulatory and clinical expertise.

In addition to the recent announcements, we notified the NIH of our intent not to renew our license for their Ebola vaccine to allow greater focus on our advanced independent development programs. The NIH completed its Phase 1 trial and has transferred the Investigational New Drug application, or IND, for its severe acute respiratory syndrome, or SARS, DNA vaccine to us and we have evaluated our options to continue development of the vaccine when a medical need arises.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $144.2 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2008	2007	2008	2007
RapidResponse™ DNA manufacturing grant	$0.4	$0.2	$1.1	$0.2
CMV grants	—	—	—	1.0
NIH contracts	—	—	—	1.9
Pandemic Influenza grants	—	—	—	0.9
Other contracts and grants	0.3	—	0.5	—

Total contract and grant revenues	0.7	0.2	1.6	4.0

Merial license	—	—	—	0.2
AnGes licenses	—	—	3.1	—
Other royalties and licenses	0.1	0.2	0.6	0.5

Total royalty and license revenues	0.1	0.2	3.7	0.7

Total revenues	$0.8	$0.4	$5.3	$4.7

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2008	2007	2008	2007
Allovectin-7®	$4.4	$2.8	$13.3	$7.0
CMV	1.6	1.4	4.2	4.7
Pandemic Influenza	1.0	1.7	4.0	6.9
Other research, development, manufacturing and production	1.9	2.5	6.6	9.7

Total research, development, manufacturing and production	$8.9	$8.4	$28.1	$28.3

Since our inception, we estimate that we have spent approximately $341 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $91 million on our Allovectin-7® program, $43 million on our CMV program, and $21 million on our pandemic influenza program.

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

As a result, we expect to incur substantial operating losses for at least the next several years, due primarily to the advancement of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs due to manufacturing activities, costs related to our facilities, and possible advancement toward commercialization activities.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of September 30, 2008, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.1 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended September 30, 2008, Compared with Three Months Ended September 30, 2007

Total Revenues. Total revenues increased $0.4 million, or 125.1%, to $0.8 million for the three months ended September 30, 2008, from $0.4 million for the three months ended September 30, 2007. Our contract and grant revenue increased by $0.5 million which was partially offset by a $0.1 million decrease in our license and royalty revenue. The increase in our contract and grant revenue was primarily the result of a $0.2 million increase in revenue related to our RapidResponse™ DNA manufacturing grant.

Research and Development Expenses. Research and development expenses increased $0.6 million, or 11.6%, to $6.2 million for the three months ended September 30, 2008, from $5.6 million for the three months ended September 30, 2007. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial and increased activity related to our NIH grants.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.2 million, or 5.4%, to $2.7 million for the three months ended September 30, 2008, from $2.9 million for the three months ended September 30, 2007. This decrease was primarily the result of the deferral of $0.3 million in costs during the three months ended September 30, 2008, related to a manufacturing contract.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 4.8%, to $2.1 million for the three months ended September 30, 2008, from $2.2 million for the three months ended September 30, 2007. This decrease was primarily the result of lower consulting costs.

Investment and Other Income. Investment and other income decreased $0.7 million, or 65.3%, to $0.3 million for the three months ended September 30, 2008, from $1.0 million for the three months ended September 30, 2007. This decrease was primarily the result of lower average cash and investment balances and lower rates of return on our investments during the three months ended September 30, 2008.

Interest Expense. Interest expense decreased $15,000, or 78.9%, to $4,000 for the three months ended September 30, 2008, from $19,000 for the three months ended September 30, 2007. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Nine Months Ended September 30, 2008, Compared with Nine Months Ended September 30, 2007

Total Revenues. Total revenues increased $0.6 million, or 12.4%, to $5.3 million for the nine months ended September 30, 2008, from $4.7 million for the nine months ended September 30, 2007. Our license and royalty revenue increased by $3.0 million which was partially offset by a $2.4 million decrease in our contract and grant revenue. The increase in our license and royalty revenue was primarily the result of a $2.1 million increase in license revenue recognized under our agreement with AnGes to fund our Allovectin-7® Phase 3 clinical trial and a $1.0 million increase in license revenue recognized for the achievement of a milestone under our license agreement with AnGes related to its PAD program. The decrease in our contract and grant revenue was primarily the result of a $1.9 million decrease in revenue related to the shipment of a vaccine component under a manufacturing subcontract agreement with the Dale and Betty Bumpers Vaccine Research Center, or VRC, and a $0.5 million decrease in revenue related to grants with the NIH.

Research and Development Expenses. Research and development expenses increased $2.0 million, or 11.4%, to $19.3 million for the nine months ended September 30, 2008, from $17.3 million for the nine months ended September 30, 2007. This increase was primarily attributable to increased costs associated with our Allovectin-7® Phase 3 clinical trial and our Phase 1 influenza clinical trial, which was partially offset by a decrease in costs associated with our CMV Phase 2 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $2.2 million, or 20.5%, to $8.8 million for the nine months ended September 30, 2008, from $11.0 million for the nine months ended September 30, 2007. Included in the costs for the nine months ended September 30, 2007, was the recognition of a loss related to the remanufacture of a vaccine component under a subcontract manufacturing agreement with the VRC.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 5.7%, to $6.4 million for the nine months ended September 30, 2008, from $6.8 million for the nine months ended September 30, 2007. This decrease was primarily the result of lower consulting costs.

Investment and Other Income. Investment and other income decreased $2.2 million, or 62.4%, to $1.3 million for the nine months ended September 30, 2008, from $3.5 million for the nine months ended September 30, 2007. This decrease was primarily the result of lower average cash and investment balances and lower rates of return on our investments during the nine months ended September 30, 2008.

Interest Expense. Interest expense decreased $67,000, or 77.9%, to $19,000 for the nine months ended September 30, 2008, from $86,000 for the nine months ended September 30, 2007. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through September 30, 2008, we have received approximately $144.2 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $300.3 million from the sale of equity securities. Cash, cash equivalents and marketable securities, including restricted securities, totaled approximately $49.0 million at September 30, 2008, compared with $71.5 million at December 31, 2007. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2008, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $24.5 million and $19.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2008, compared with the same period in the prior year, was primarily the result of the timing of collection of accounts receivable.

Net cash provided by investing activities was $17.9 million and $41.1 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cash provided by investing activities for the nine months ended September 30, 2008, compared with the same period in the prior year, was primarily the result of a decrease in net maturities of investments.

Net cash provided by (used in) financing activities was $3.5 million and $(2.3) million for the nine months ended September 30, 2008 and 2007, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2008, compared with the same period in the prior year, was primarily the result of the purchase of restricted common stock by our partner AnGes and a reduction in the principal payments related to our equipment financing obligations.

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

As of September 30, 2008, we have employment agreements that contain severance arrangements with each of our three executive officers and five of our other executives. Under these agreements, we are obligated to pay severance if we terminate such an executive officer’s or other executive’s employment without “cause,” or if such an executive officer or other executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance would consist of continued payments at the current base compensation rate, or current base compensation rate plus the prior year’s cash bonus in the case of the CEO, for the period specified in each agreement, which ranges from six to twelve months. These agreements also specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.6 million if each such executive officer and other executive was terminated at September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, and marketable securities. The average maturity of our non-equity investments, excluding our auction rate securities, is approximately four months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at September 30, 2008. We expect lower investment income for the full year 2008 compared with 2007 due to lower investment balances and lower interest rates.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2008, our long-term investments included (at par value) $6.6 million of high-grade (AA or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at September 30, 2008. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. During the nine months ended September 30, 2008, we recognized $0.6 million of unrealized losses related to those auction rate securities by adjusting their carrying value. At this time, we have not obtained sufficient evidence to conclude that these investments are permanently impaired, although the market for these investments is presently uncertain. As a result no realized losses have been recognized on these investments. If the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other than temporary, we would be required to recognize a loss.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. The key driver of the valuation models is the expected term. Changes to this assumption one year in either direction did not have a material impact on our valuation. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced the initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we initiated Phase 2 clinical testing in 2006, and our pandemic influenza vaccine, for which we initiated Phase 1 clinical trial testing in 2007 and recently announced preliminary and supplemental data. We may not be able to enroll sufficient patients in a timely manner and we may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional CMV vaccine trials and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional pandemic influenza trials, and the influenza program may not demonstrate sufficient efficacy to support further product development.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $35.9 million, $23.1 million and $24.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. As of September 30, 2008, we had incurred cumulative net losses totaling approximately $249.8 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, we may not be able to raise additional funds on favorable terms, or at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

We are the assignee or co-assignee of 64 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a Japanese patent related to our core DNA delivery technology was the subject of four Trials for Invalidation, or TFIs, in which the patent was maintained in amended form without further appeal; a recently granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form, and was subject to an appeal which was recently withdrawn; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed, and has since been withdrawn by us in favor of filing a new divisional application. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 102 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Eight of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

In March 2004, the NIH Office of Biotechnology Activities and the FDA Center for Biologics Evaluation and Research launched the jointly developed Genetic Modification Clinical Research Information System, or GeMCRIS, an Internet-based database of human gene transfer trials. GeMCRIS enables individuals to easily view information on particular characteristics of clinical gene transfer trials. Although GeMCRIS includes special security features designed to protect patient privacy and confidential commercial information, these security features may be inadequately designed or enforced, potentially resulting in disclosure of confidential commercial information. In addition, the NIH, in collaboration with the FDA, has developed an Internet site, ClinicalTrials.gov, which provides public access to information on clinical trials for a wide range of diseases and conditions. The FDA and the NIH subsequently implemented rules and regulations that require public disclosure of additional commercial development data that previously was confidential. Future disclosures of such confidential commercial information may result in loss of advantage of competitive secrets.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials and biological materials. Our hazardous materials include certain compressed gases, flammable liquids, acids and bases, and other toxic compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We have insurance that covers our use of hazardous materials with the following coverage limits: up to $25,000 per occurrence for losses related to the release of bio-contaminants, $1 million per occurrence for losses from refrigerant contamination and $25,000 per occurrence for losses from radioactive contamination. Any liability could exceed the limits or fall outside the coverage of our insurance. We could incur significant costs to comply with current or future environmental laws and regulations.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2008, our long-term investments included (at par value) $6.6 million of high-grade (AA or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at September 30, 2008. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. During the nine months ended September 30, 2008, we recognized $0.6 million of unrealized losses related to those auction rate securities by adjusting their carrying value. At this time, we have not obtained sufficient evidence to conclude that these investments are permanently impaired, although if the credit ratings of the security issuers deteriorate and any decline in market value is determined to be other-than-temporary, we would be required to recognize a loss.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2005, to September 30, 2008, our stock price has ranged from $1.68 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Vical Incorporated

Date: November 7, 2008	By:	/s/ JILL M. CHURCH
Jill M. Church
Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)