Form 10-K/A
period 2007-12-31
VICAL INC
filed 2009-03-03
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of common stock outstanding as of February 26, 2008, was 39,220,158.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders held May 22, 2008	Items 10, 12, 13 and 14 of Part III

EXPLANATORY NOTE

Vical Incorporated (“Vical,” the “Company,” “we,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 3, 2008 (the “Original Filing”). This Amendment is being filed solely for the purpose of replacing Item 7 of Part II and Item 11 of Part III, revising the reference on the cover of the Original Filing to exclude Item 11 of Part III from the incorporation by reference of our proxy statement for our 2008 annual meeting of stockholders into Part III of the Original Filing, and amending Item 15(a)(3) of Part IV of the Original Filing to reflect the filing of Exhibits 10.55, 10.56 and 10.57 herewith. This Amendment and Exhibits 10.55, 10.56 and 10.57 hereto are filed in response to a comment letter we received from the staff of the Securities and Exchange Commission in connection with the staff’s review of the Original Filing. In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change the financial statements or disclosures in the Original Filing. This Amendment does not involve a restatement of our financial statements included in the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing. Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.

VICAL INCORPORATED

FORM 10-K/A (Amendment No. 1)

INDEX

PART II.
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
PART III.
ITEM 11.	Executive Compensation	12
PART IV.
ITEM 15.	Exhibits and Financial Statement Schedules	27
Signatures		31

PART II

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We may be required to make future payments to our licensors based on the achievement of milestones set forth in various in-licensing agreements. In most cases, these milestone payments are based on the achievement of development or regulatory milestones, including the exercise of options to obtain licenses related to specific disease targets, commencement of various phases of clinical trials, filing of product license applications, approval of product licenses from the FDA or a foreign regulatory agency, and the first commercial sale of a related product. Payment for the achievement of milestones under our in-license agreements is highly speculative and subject to a number of contingencies.

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at December 31, 2007, is approximately $18.9 million, of which approximately $10.9 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

PART III

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

The Compensation Committee operates under a written charter adopted by our Board of Directors, which is available on our website at www.vical.com. The Compensation Committee oversees our overall compensation strategy and related policies, plans and programs. Among other functions, the Compensation Committee determines and approves the compensation and other terms of employment of our Chief Executive Officer; determines and approves the compensation and other terms of employment of our other executive officers, as appropriate; reviews and recommends to the Board the type and amount of compensation to be paid to Board members; recommends to the Board the adoption, amendment and termination of our Amended and Restated Stock Incentive Plan (the “Stock Incentive Plan”) and 1992 Directors’ Stock Option Plan (the “Directors’ Stock Plan”); administers the Stock Incentive Plan and the Directors’ Stock Plan; and reviews and establishes appropriate insurance coverage for our directors and executive officers. The Compensation Committee has the authority to retain special legal, accounting or other advisors or consultants as it deems necessary or appropriate to carry out its duties. The Committee has broad power to form and delegate its authority to subcommittees pursuant to its charter. The Committee has delegated authority to The President’s Stock Option Committee, which was established by our Board of Directors, to make initial equity grants within certain parameters, beyond which Compensation Committee approval is required.

The report of the Compensation Committee is included herein on page 20.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors consisted of Mr. Campbell, Dr. Douglas and Mr. Lyons during the fiscal year ended December 31, 2007. No member of the Compensation Committee was at any time during or prior to the fiscal year ended December 31, 2007, an officer or employee of Vical. No interlocking relationship existed between Mr. Campbell, Dr. Douglas or Mr. Lyons and any member of any other company’s board of directors, board of trustees or compensation committee during that period.

Compensation Discussion and Analysis

The primary objectives of the Compensation Committee of our Board of Directors with respect to executive compensation are to attract, retain, and motivate the best possible executive talent. In doing so, the Committee seeks to tie short and long-term cash and equity incentives to achievement of measurable corporate and individual performance objectives, and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee has maintained, and expects to further implement, compensation plans that tie a substantial portion of executives’ overall compensation to our research, clinical, regulatory, commercial, and operational performance.

The Compensation Committee in conjunction with management and compensation consultants develop our compensation plans by utilizing publicly available compensation data from a peer group and by utilizing subscription compensation survey data for national and regional companies in the biopharmaceutical industry. The peer group, which is periodically reviewed and updated by the Compensation Committee, consists of representative companies against which the Compensation Committee believes Vical competes for executive talent. The individual companies included in our peer group include Arena Pharmaceuticals, Inc., AVANT Immunotherapeutics, Inc., Cell Genesys, Inc., Dendreon Corporation, Dynavax Technologies, GenVec, Inc, Geron Corporation, Introgen Therapeutics, Inc., IOMAI Corporation, Kosan Biosciences Incorporated, Maxygen, Inc., Novavax Inc. and Sangamo BioSciences, Inc.

We believe that the practices of the peer group of companies provide us with appropriate compensation benchmarks for base salary, cash bonuses and equity based awards, because these companies have similar organizational structures and tend to compete with us for executives. For benchmarking executive compensation, we typically review the compensation data we have collected from the peer group of companies, as well as compensation survey data obtained from subscription services. This data is presented to the Compensation Committee as part of the annual review process.

Based on management’s analyses and recommendations, the Compensation Committee has approved a pay-for-performance compensation philosophy, which is intended to bring base salaries and total executive compensation in line with approximately the 50th percentile of the range of salaries for executives in similar positions and with similar responsibilities in the companies represented in the compensation data we review.

We work within the frame work of this pay-for-performance philosophy to determine each component of an executive’s initial compensation package based on numerous factors, including:

•	the individual’s particular employment background and circumstances, including training and prior relevant work experience;

•	the individual’s role with us and the compensation paid to similar persons in the companies represented in the compensation data that we review;

•	the demand for individuals with the individual’s specific expertise and experience at the time of hire;

•	performance goals and other expectations for the position;

•	comparison to other executives within our Company having similar levels of expertise and experience; and

•	uniqueness of industry skills.

The Company’s Compensation Committee has implemented an annual performance management program, under which annual performance goals are determined and set forth in writing at the beginning of each calendar year for the Company as a whole and for each executive. The Company’s corporate goals are organized within the following three departments:

•	finance and human resources;

•	business development; and

•	product development.

Performance against the Company’s corporate and the executives’ individual goals is used by the Compensation Committee and the Board of Directors in evaluating and determining all facets of the compensation of the Company’s executives.

2007 Corporate Goals

Annual corporate goals are proposed by management, reviewed, modified where appropriate and finally approved by the Board of Directors by no later than the first quarter of the applicable calendar year. These corporate goals target the achievement of specific research, clinical, regulatory, operational and administrative milestones within the three corporate departments described above.

For 2007, the Compensation Committee established the following finance and human resources corporate goals:

•	the retention of at least 85% of key employees or maintaining an employee turnover rate of 18% or less;

•	maintaining an annual cash burn of $30 million or less;

•	achieving a 5% or greater increase in the Company’s stock price compared to the Company’s peer group; and

•	receiving a net upgrade in two or more analyst ratings.

The Company’s 2007 business development corporate goals included:

•	completing at least one new licensing or collaboration transaction involving the Company’s technology or programs;

•	completing at least one new transaction involving an acquisition or in-license of technology complementary to the Company’s technology;

•	achieving at least $4 million in licensing and grant revenues; and

•	achieving at least $2 million in contract manufacturing revenues.

The Compensation Committee also established product development corporate goals for 2007 which included:

•	enrolling a specified number of patients in the Company’s Allovectin-7® Phase 3 clinical trial;

•	establishing a specified number of clinical sites in the Company’s Allovectin-7® Phase 3 clinical trial;

•	completing a specified percentage of patient enrollment in the Company’s Phase 2 clinical trial for its cytomegalovirus (“CMV”) vaccine;

•	submitting an investigational new drug (“IND”) application and beginning enrollment in a Phase 1 clinical trial regarding the Company’s influenza vaccine candidate;

•	expanding the Company’s vaccine manufacturing capacity to a specified level by a specified time of the year; and

•	filing at least two new patent applications related to the Company’s technology or products.

When choosing target levels for the Company’s corporate goals, the Compensation Committee generally aims to create stretch goals, but achievable goals, set in a manner that will motivate the Company’s executives. By way of example regarding the difficulty of achieving the corporate goals set by the Compensation Committee, in 2006 the Company’s achievement of corporate goals resulting in 71 out of 100 possible points on the sliding scale system described below under “Achievement of 2007 Corporate and Individual Goals”. Corporate goals for finance and human resources as well as business development are set with specific quantitative targets, while corporate goals for product development have both quantitative and qualitative targets. Specifically, with regard to the 2007 corporate goals relating to patient enrollment and the establishment of clinical sites, the Compensation Committee chose targets that it believed were achievable based upon the Company’s past experience in completing clinical trials, but would also accelerate the completion of the related clinical trials without undue expense. With regard to the corporate goal related to the Company’s vaccine manufacturing capacity, the Compensation Committee chose a target that it believed could be met with a focused effort by management, and would represent a valuable enhancement of the Company’s manufacturing capabilities.

2007 Individual Goals

Annual individual goals focus on contributions which facilitate the achievement of the corporate goals and are set during the first quarter of each calendar year. Individual goals are proposed by each executive and approved by the Company’s Chief Executive Officer (the “CEO”). The CEO’s goals are identical to the corporate goals approved by the Board of Directors.

The 2007 individual goals for the Company’s Vice President, Chief Financial Officer and Secretary included:

•	enhancing oversight of the Company’s finance and human resources departments;

•	facilitating the transition to the Company’s hiring of a vice president of corporate development;

•	developing a strategic business development model and strategy;

•

identifying and initiating negotiations for at least one transaction involving a license of or collaboration involving the Company’s technology or programs or an acquisition or in-license of technology complementary to the Company’s technology;

•	maintaining an annual cash burn of $30 million or less;

•	achieving annual licensing and grant revenues of $3 to 4 million;

•	achieving annual contract manufacturing revenues of $1 to 2 million;

•	enhancing the Company’s profile in the investment community, including giving at least four presentations to third parties; and

•	remaining knowledgeable about the Company’s product candidates.

The 2007 individual goals for the Company’s Senior Vice President, Product Development included:

•

providing product development guidance for the Company’s Allovectin-7® program (including developing a protocol for and initiating specified studies, ensuring availability of Allovectin-7® product for clinical trials, participating in joint steering committee meetings with the Company’s collaboration partner on Allovectin-7®, AnGes MG, reviewing related documents and regulatory filings as needed, supporting the initiation of clinical trials outside of the U.S. and presenting Allovectin-7® data at relevant conferences);

•

providing product development guidance for the Company’s CMV program (including supporting an evaluation of the Towne strain and related licensing activities, participating in the creation of a formulation manuscript, reviewing the IND annual report to the FDA, evaluating interim data, and presenting CMV vaccine data at relevant conferences);

•	participating in meetings with governmental agencies related to specified product candidates;

•

overseeing the Company’s technology development initiatives (including helping to define such objectives, participating in the design and review of preclinical studies, evaluating a needle-free injection system for potential use with the Company’s product candidates, evaluating specified aspects of, completing in vivo testing in, and completing development for patent applications related to certain of the Company’s programs and technologies);

•

creating project plans and budgets for the Company’s various research and development programs, recommending allocations of Company resources between the Company’s various research and development programs, and reviewing progress reports related to the Company’s various research and development programs;

•	serving as the chairman of various internal research and development committees; and

•	continuing to monitor the Company’s partnered angiogenesis program.

The CEO performs an interim assessment of the individual goals for the Company’s other executive officers in the third quarter of each calendar year to determine individual progress against the previously established goals. The individual goals for the Company’s executive officers other than the CEO may be modified or expanded at that time to account for significant changes in the Company’s operating strategy.

Achievement of 2007 Corporate and Individual Goals

The achievement of corporate goals is measured on a sliding scale based on the Company’s actual performance relative to the specified target levels. The Company typically expects the level of achievement of each goal to fall in the mid to upper end of the scale. Each corporate goal has a maximum number of points possible on the scale, which is weighted based on the goal’s importance to the Company’s overall performance. In 2007, the Company’s finance and human resources, business development and product development corporate goals accounted for 20, 20 and 60 points, respectively, of the 100 overall points possible for the achievement of corporate goals. Following each year, the Compensation Committee, based upon the recommendations of the Company’s management, determines the extent to which each corporate goal was achieved for the previous year, which results in an overall performance score for the previous year’s corporate goals. The Compensation Committee generally considers a score of between 55 and 75 points as meeting expectations for corporate goals as a whole.

For 2007, the Compensation Committee determined that the Company had met or exceeded the target levels for the corporate goals related to the following:

•	key employee retention and turnover;

•	cash burn;

•	a new acquisition or in-licensing transaction involving technology complementary to the Company’s technology;

•	licensing and grant revenues;

•	contract manufacturing revenues;

•	establishing clinical sites in the Company’s Allovectin-7® clinical trial;

•	filing an IND application related to the Company’s influenza vaccine program; and

•	patent application filings.

The Compensation Committee determined that the Company did not meet the target levels for the corporate goals related to the following:

•	the Company’s stock price performance relative to its peer group;

•	improvement in analyst ratings;

•	a new licensing or collaboration transaction involving the Company’s programs or technology;

•	patient enrollment in the Company’s Allovectin-7® and CMV vaccine clinical trials; and

•	expanding the Company’s vaccine manufacturing capacity.

The Compensation Committee’s assessment of each corporate goal on the sliding scale resulted in a total of 64 points out of the 100 points possible for corporate goal achievement in 2007.

Consistent with the Company’s compensation philosophy, the evaluation of the achievement of individual goals by each executive (other than the CEO) begins with a written self-assessment, which is submitted to the CEO. The CEO prepares a written evaluation based on the executive’s self-assessment, the CEO’s own evaluation of the executive’s performance, and input from others within the Company. Whether and to what extent an executive’s individual goals were met is determined on an aggregate, rather than goal-by-goal, basis. For 2007, it was determined that the Company’s Vice President, Chief Financial Officer and Secretary and the Company’s Senior Vice President, Product Development both achieved their individual goals on an aggregate basis.

Determination of Executive Compensation

After performing the individual evaluations, the CEO submits recommendations for approval to the Compensation Committee for salary increases, cash bonuses, and stock based awards for the other executives. In the case of the CEO, his individual performance evaluation is conducted by the Compensation Committee, which determines his compensation changes, cash bonus, and stock based awards. Annual base salary increases, annual stock based awards, and annual cash bonuses, to the extent granted, are implemented during the first calendar quarter of the year.

The Company does not directly associate the achievement of any corporate goal, the overall performance score for corporate goals, or an executive’s overall performance with respect to his or her individual goals, with any particular compensation outcome. Rather, the overall performance score for corporate goals and each executive’s overall performance with respect to his or her individual goals is used as a tool for the Compensation Committee to evaluate appropriate salary increases, cash bonuses and stock based awards. The Compensation Committee retains ultimate discretion as to whether any salary increases, cash bonuses or stock based awards will be awarded for any year, including whether to accept or vary from the CEO’s recommendations regarding such salary increases, cash bonuses or stock based awards for other executives.

Based upon the individual assessment of the achievement of goals established for 2006, the Compensation Committee approved certain discretionary cash bonuses and stock based awards for our named executive officers in 2007. Specifically, the Compensation Committee granted each of our named executive officers cash bonuses ranging between 13%-35% of base salary, restricted stock units covering between 6,000 and 30,000 shares, and a stock option covering between 30,000 and 50,000 shares.

Compensation Components

The components of our compensation package are as follows:

Base Salary

Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in the compensation data we review for similar positions and the overall market demand for such executives at the time of hire. As with total executive compensation, we believe that executive base salaries should generally target the 50th percentile of the range of salaries for executives in similar positions and with similar responsibilities in the companies of similar size to us represented in the compensation data we review. An executive’s base salary is also evaluated together with other components of the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Base salaries are reviewed annually as part of our performance management program and increased for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies of similar size to us represented in the compensation data we review, if we identify significant market changes in our data analysis. Additionally, the Compensation Committee adjusts base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Annual Bonus

Our compensation program includes eligibility for an annual performance-based cash bonus in the case of all executives and certain non-executive employees. The amount of the cash bonus depends on the level of achievement of the stated corporate, department, and individual performance goals, with a target bonus generally set as a percentage of base salary. Currently, all executives and certain non-executive employees are eligible for annual performance-based cash bonuses. The bonus amounts for our executives typically range between 10%-50% of their base salary. The payment of any bonus is at the discretion of the Compensation Committee.

Long-Term Incentives

We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives in equity-based awards. Our Stock Incentive Plan allows the grant to executives of stock options, restricted stock, and other equity-based awards. We typically make an initial equity award of stock options to new employees and annual stock based grants as part of our overall compensation program. The cumulative amount of stock options granted as part of our annual performance review is approved by the Compensation Committee. All equity based awards granted to executives are approved by our Compensation Committee or our Board of Directors. Our current practice, as required by our Stock Incentive Plan, is to price equity based awards at the closing price of our common stock on the date the awards are granted.

Initial stock option awards. Executives who join us are awarded initial stock option grants. These grants have an exercise price equal to the fair market value of our common stock on the grant date and a vesting schedule of 25% on the first anniversary of the date of hire and quarterly thereafter for the next three years. The amount of the initial stock option award is determined based on the executive’s position with us and analysis of the competitive practices of the companies similar in size to us represented in the compensation data that we review. The amount of the initial stock option award is also reviewed in light of the executive’s base salary and other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.

Annual stock option awards. Our practice is to make annual stock option awards as part of our overall performance program or upon promotion. The Compensation Committee believes that stock options provide management with a strong link to long-term corporate performance and the creation of stockholder value. We intend that the annual aggregate value of these awards will be set near competitive median levels for companies represented in the compensation data we review. As is the case when the amounts of base salary and initial equity awards are determined, a review of all components of the executive’s compensation is conducted, including awards granted in prior periods, when determining annual equity awards to ensure that an executive’s total compensation conforms to our overall philosophy and objectives.

Restricted stock unit awards. We have made grants of Restricted Stock Units, or RSUs, to executives and certain non-executive employees to provide additional long-term incentive to build stockholder value. RSU awards are made in anticipation of contributions that will create value in the Company. Because the shares underlying the RSUs have a defined value at the time the RSU grant is made, RSU grants are often perceived as having more immediate value than stock options, which have a less calculable value when granted. However, the RSUs we grant generally cover fewer shares than the stock options we would grant for a similar purpose. RSUs typically vest 25% on the first anniversary of the date of grant and quarterly thereafter for the next three years. Executive and non-executive employees have the option at the time of grant to defer the issuance of the shares underlying the RSUs beyond the date at which the RSU vests. This feature allows the individual to defer the payment of income taxes related to these shares until the shares underlying the RSU are issued. Upon vesting and issuance of the common stock underlying the RSU the Company typically withholds from each holder the number of shares of common stock necessary in order to satisfy our statutory minimum tax withholding obligation. This feature provides the holders with a method to satisfy our statutory minimum tax withholding obligations without immediately selling a portion of the shares issued.

Other Compensation

We maintain broad-based benefits and perquisites that are offered to all employees, including health insurance, life and disability insurance, dental insurance, and a 401(k) plan. In particular circumstances, we also utilize cash signing bonuses when certain executives join us. Generally, such cash signing bonuses are contractually required to be repaid on a pro-rata basis to the Company if the employee recipient voluntarily terminates employment with us prior to the first anniversary of the date of hire. Whether a signing bonus is paid and the amount thereof is determined on a case-by-case basis under the specific hiring circumstances. For example, we will consider paying signing bonuses to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses, and/or to create additional incentive for an executive to join our Company in a position where there is high market demand. We also reimburse our Chief Executive Officer for certain relocation costs, which in 2007 was capped at $50,000 per year. A majority of the reimbursement is used for temporary housing while he is in San Diego.

Termination Based Compensation

Severance. Upon termination of employment, our executives are entitled to receive severance payments. In determining whether to approve and setting the terms of such severance arrangements, the Compensation Committee recognizes that executives, especially highly ranked executives, often face challenges securing new employment following termination. Severance for termination, without cause, or for resignation for good reason, for executives, other than our Chief Executive Officer, includes the payment of six months of the executive’s current base salary. Our Chief Executive Officer’s employment agreement provides severance of 12 months of base salary plus an amount equal to any cash bonus paid in the prior year, if his employment is terminated without cause or if he resigns for good reason (as defined in the agreement). Additional details about these severance provisions, including definitions of “cause” and “good reason” can be found under “Potential Payments Upon Termination or Change in Control,” below. We believe that our executives severance packages are generally in line with severance packages offered to executives of the companies of similar size to us represented in the compensation data we reviewed.

Acceleration of vesting of equity-based awards. Provisions of our Stock Incentive Plan allow our Board of Directors to grant stock based awards to employees and executives that provide for the acceleration of the vesting in the event of a change of control (as defined by the Plan). Currently, all of the Company’s outstanding equity based awards include provisions that accelerate vesting of such awards in the event of a change of control. The Compensation Committee believes that these provisions are properly designed to promote stability during a change of control and enable our executives to focus on corporate objectives during a change of control, even if their employment may be subsequently terminated.

Tax and Accounting Implications

Deductibility of executive compensation. As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executives.

Accounting for stock-based compensation. Beginning on January 1, 2006, the Company began accounting for stock-based payments including its Stock Option Program, Long-Term Stock Grant Program, Restricted Stock Program and Stock Award Program in accordance with the requirements of FASB Statement 123(R). The Compensation Committee considers the accounting impact of equity based compensation when developing the Company’s compensation strategy.

Compensation Committee Report

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and shall not be incorporated by reference by any general statement incorporating by reference this filing into any other filing of Vical under the Securities Act or the Exchange Act, except to the extent Vical specifically incorporates this report by reference.

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Company’s Annual Report on Form 10-K/A.

Compensation Committee

Robert H. Campbell

R. Gordon Douglas, M.D.

Gary A. Lyons

Summary Compensation Table

The Company has entered into compensation agreements with its executives. The terms of those agreements provide for benefits such as relocation reimbursement, severance payments and vesting acceleration of equity based awards in the event of a change of control. The terms of these benefits are further discussed under the heading “Compensation Components” included herein. The following table provides information regarding the compensation of each of our named executive officers for the fiscal year ended December 31, 2007.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)
Vijay B. Samant President and Chief Executive Officer	2007 2006	452,075 435,000	160,000 220,000	237,916 141,026	304,740 265,579	57,385 56,105	(4) (5)	1,212,116 1,169,433

Jill M. Church Vice President, Chief Financial Officer and Secretary	2007 2006	273,075 260,000	60,000 70,000	60,494 22,525	142,703 100,408	7,147 6,382		543,419 472,665

Alain P. Rolland, Pharm.D., Ph.D. Senior Vice President, Product Development	2007 2006	294,575 283,000	40,000 50,000	43,040 22,189	79,880 60,126	5,551 6,382		463,046 466,172

(1)

Annual bonuses are granted at the Compensation Committee’s discretion, taking into account each named executive officer’s performance against his or her independent, department and corporate goals, as more fully described above.

(2)

Amounts shown reflect the amount expensed during 2007 by the Company under the provisions of the Statement of Financial Accounting Standards No. 123R, or FAS 123R, for all RSUs previously granted and held by the named individual, but, in accordance with SEC regulations, without giving effect to estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 1 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 3, 2008.

(3)

Amounts shown reflect the amount expensed during the respective year by the Company under the provisions of FAS 123R for all options previously granted and held by the named individual, but, in accordance with SEC regulations, without giving effect to estimated forfeitures. Assumptions used in the calculation of these amounts are included in Note 1 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 3, 2008.

(4)	Of the amount shown, $50,000 represents relocation costs, including of $30,261 in rent and utility payments for an apartment for Mr. Samant and $17,875 for tax reimbursements.
(5)	Of the amount shown, $49,071 represents relocation costs, including of $30,462 in rent and utility payments for an apartment for Mr. Samant and $17,543 for tax reimbursements.

Grants of Plan Based Awards

The following table provides details regarding stock-based awards granted to each of our named executive officers for the fiscal year ended December 31, 2007.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
Vijay B. Samant	1/5/2007 1/5/2007	— 30,000	100,000 —	6.71 —	343,067 201,000

Jill M. Church	1/5/2007 1/5/2007	— 10,000	50,000 —	6.71 —	171,534 67,000

Alain P. Rolland, Pharm.D., Ph.D.	1/5/2007 1/5/2007	— 6,000	30,000 —	6.71 —	102,330 40,200

(1)

The amounts shown reflect the number of shares underlying the RSUs granted to each named executive officer. The par value of $0.01 per share of the underlying shares of an RSU grant is paid by the named executive officer on the date of grant.

(2)	The right to exercise the above stock options and RSUs generally vests 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides details regarding outstanding stock-based awards for each of our named executive officers for the fiscal year ended December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options - Exercisable(#)	Number of Securities Underlying Unexercised Options - Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Vijay B. Samant	300,000 125,000 150,000 93,750 51,563 26,250 —	— — — 6,250 23,437 33,750 100,000	16.63 9.40 3.11 6.35 5.08 4.54 6.71	11/27/2010 2/4/2012 1/27/2013 2/9/2014 2/21/2015 1/5/2016 1/4/2017	66,250 — — — — — —	281,563 — — — — — —

Jill M. Church	45,000 13,750 8,750 —	15,000 6,250 11,250 50,000	4.80 5.08 4.54 6.71	10/10/2014 2/21/2015 1/5/2016 1/4/2017	17,687 — —	75,170 — —

Alain P. Rolland, Pharm.D., Ph.D.	60,000 20,000 14,063 10,313 6,563 —	— — 937 4,687 8,437 30,000	6.48 3.11 6.35 5.08 4.54 6.71	7/31/2012 1/27/2013 2/8/2014 2/21/2015 1/5/2016 1/4/2017	12,112 — — — —	51,476 — — — —

(1)	The right to exercise the above stock options vests 25% on the first anniversary of the date of the grant, with the remaining rights vesting quarterly over the remaining three years.
(2)	The market value of the RSUs is determined by multiplying the number of shares underlying the RSUs by the closing price for the Company’s Common Stock of $4.25 on December 31, 2007.

Option Exercises and Stock Vested

The following table provides details regarding stock options exercised and RSUs vested for each of our named executive officers for the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Vijay B. Samant	—	—	28,750	(2)	150,525
Jill M. Church	—	—	6,063	(3)	32,261
Alain P. Rolland, Pharm.D., Ph.D.	—	—	4,838	(4)	25,243

(1)	Represents the number of shares vested multiplied by the market value of the underlying shares on the vesting date less the purchase price of $0.01 per share.
(2)	Mr. Samant elected to defer receipt of 20,000 of these shares until the earlier of a change in control as defined in the Stock Option Plan or 90 days following the termination of his employment.

(3)

Ms. Church elected to defer receipt of 3,000 of these shares until February 23, 2014 and elected to defer receipt of 1,313 of these shares until February 1, 2015. The deferral agreements allow the employee to receive the vested shares prior to the deferral date only in the event of a change in control or upon termination of employment.

(4)

Dr. Rolland elected to defer receipt of 788 of these shares until January 8, 2008 and elected to defer receipt of 2,250 of these shares until February 22, 2008. The deferral agreements allow the employee to receive the vested shares prior to the deferral date only in the event of a change in control or upon termination of employment.

Nonqualified Deferred Compensation Table

We grant RSUs to our executives and other employees. The RSUs granted typically vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire shares of common stock at par value. At the time the RSU is granted the employee has the option to defer the release of the common stock underlying the RSU to a future date which is after its vesting date. The election to defer the release of the common stock underlying the RSU also defers the required state and federal income tax withholding requirements until those shares are released. The election to defer the release of the common shares underlying the RSU is irrevocable. The deferral agreements allow the employee to receive the vested shares prior to the deferral date only in the event of a change in control or upon termination of employment. The following table provides details regarding the value of stock awards as of December 31, 2007, for which issuance of the shares underlying those awards has been deferred, the increase in value of deferred shares during the current year and the value of deferred shares which were released during the current year.

Name	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Contributions ($)		Aggregate Balance at Last FY ($)(1)
Vijay B. Samant	—	160,750	(2)	286,875
Jill M. Church	—	—		27,893
Alain P. Rolland, Pharm.D., Ph.D	—	11,948	(2)	12,912

(1)	Amount represents the market value of vested but unreleased shares multiplied by the closing price for the Company’s Common Stock of $4.25 on December 31, 2007.
(2)	Represents the full fair market value on the release date for shares which vested prior to 2007 and were released in 2007.

Potential Payments Upon Termination or Change of Control

We have entered into employment agreements with our executives which include provisions that entitle those executives to receive severance payments in specified cases upon termination without cause, or resignation for good reason. Severance for executives, other than our Chief Executive Officer, includes the payment of six months of the executive’s current base salary. Termination for cause is defined as any one of the following: (i) failure to perform the executive’s duties, (ii) gross misconduct, (iii) fraud or (iv) a conviction of, or a plea of “guilty” or “no contest” to a felony. Resignation for good reason is defined as any one of the following: (i) a material reduction in authority or responsibility or (ii) a reduction in base salary of more than 25%. In the event that our executives qualify for severance payments, the payments will be made on a bi-monthly basis and will be reduced dollar for dollar by any other compensation earned by the executives during the severance period as an employee or independent contractor.

We have entered into an employment agreement with our Chief Executive Officer which provides for severance of 12 months of base salary plus an amount equal to any cash bonus paid in the prior year, if his employment is terminated without cause or if he resigns for good reason. Termination for cause is defined as any one of the following: (i) failure to perform the executive’s duties, (ii) gross misconduct, (iii) fraud or (iv) a conviction of, or a plea of “guilty” or “no contest” to a felony. Resignation for good reason is defined as any one of the following: (i) a material reduction in authority or responsibility, (ii) removal of the direct reporting relationship with the Board of Directors, (iii) any reduction in base compensation, or (iv) a material breach of his employment agreement. In the event that our Chief Executive Officer qualifies for severance payments, the payments will be made on a bi-monthly basis and will be reduced dollar for dollar by any other compensation earned by the executive, during the severance period, as an employee or consultant with a company which is primarily involved in research, development or commercialization of a method of delivery of naked DNA into humans or animals.

All of the Company’s outstanding equity based awards include provisions that accelerate vesting of such awards in the event of a change of control. A change of control is defined as the occurrence of either of the following events: (i) a change in the composition of the Board of Directors, as a result of which fewer than 50% of the incumbent directors are directors who either: (a) had been directors of the Company 24 months prior to such change; or (b) were elected, or nominated for election, to the Board of Directors with the Company 24 months prior to such change and who were still in office at the time of the election or nomination; or (ii) any person by the acquisition or aggregation of securities of the Company representing 50% or more of the combined voting power of the Company’s securities eligible to vote for the election of directors.

The following table provides details of potential payments which could occur upon termination of the named executive officers or in the event of a change of control of the Company assuming a triggering event occurred on December 31, 2007.

Name	Cash Severance Payment ($)	Bonus Payment ($)	Acceleration of Equity Awards (unamortized expense) ($)(1)
Vijay B. Samant • Involuntary termination without cause • Voluntary resignation for good reason • Change in control	452,075 452,075 —	220,000 220,000 —	— — 466,238

Jill M. Church • Involuntary termination without cause • Voluntary resignation for good reason • Change in control	136,538 136,538 —	— — —	— — 172,547

Alain P. Rolland, Pharm.D., Ph.D. • Involuntary termination without cause • Voluntary resignation for good reason • Change in control	147,288 147,288 —	— — —	— — 103,698

(1)

The amounts shown reflect the unamortized compensation expense related to options and awards outstanding at December 31, 2007, to be recognized for financial statement reporting purposes for periods beginning after December 31, 2007, in accordance with SFAS No. 123(R), without giving effect to estimated forfeitures.

Director Compensation

The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board. Management develops the Board compensation package by utilizing publicly available data from our peer group. The peer group, which is periodically reviewed and updated by the Compensation Committee, consists of representative companies against which the Compensation Committee believes Vical competes for directors. The individual companies included in our peer group include Arena Pharmaceuticals, Inc., AVANT Immunotherapeutics, Inc., Cell Genesys, Inc., Dendreon Corporation, Dynavax Technologies, GenVec, Inc, Geron Corporation, Introgen Therapeutics, Inc., IOMAI Corporation, Kosan Biosciences Incorporated, Maxygen, Inc., Novavax Inc. and Sangamo BioSciences, Inc. We believe that the practices of the peer group of companies provide us with appropriate compensation benchmarks, because these companies have similar organizational structures and tend to compete with us for directors.

Director Fees

Each of our non-employee directors receives an annual fee of $20,000 for service on the Board of Directors. Each of our non-employee directors also receives $1,500 for attending each meeting of the Board of Directors. Non-employee directors are also reimbursed for their expenses for each meeting attended. All fees are paid on or about February 15th following the year during which services were rendered, excluding expenses which are reimbursed as incurred.

Director Options

Under the Stock Incentive Plan, each of our new non-employee directors, on the date of his or her election to the Board of Directors, receives an option to purchase 20,000 shares of our common stock at its fair market value on the date of grant. The shares subject to these options generally vest 25% on the first anniversary of the date of grant, with the remaining shares vesting quarterly over the next three years. Each non-employee director who has served on our Board of Directors for at least six months on the date of each regular Annual Meeting of Stockholders also receives an annual grant of an option to purchase 12,500 shares of our common stock which becomes exercisable in full on the date of the regular Annual Meeting of Stockholders following the date of grant. No more than an aggregate of 30% of the shares available under our Stock Incentive Plan are available for grant to non-employee directors. Our Board of Directors may provide discretionary grants under the Stock Incentive Plan to our non-employee directors. Under the Stock Incentive Plan, options to purchase a total of 505,000 shares of our common stock have been granted to our current non-employee directors, with 57,500 shares of this total amount granted during the fiscal year ended December 31, 2007. Under the Directors’ Stock Plan, options to purchase a total of 202,500 shares of our common stock have been granted to our current and former non-employee directors to date, none of which remained outstanding as of December 31, 2007. We do not intend to grant any further options under the Directors’ Stock Plan.

Fees and Options of the Chairman of the Board of Directors

Dr. Douglas receives an annual fee of $25,000 (in lieu of the $20,000 annual fee which he would otherwise receive as a non-employee director) for serving as Chairman of our Board of Directors. Additionally, he received an option to purchase 10,000 shares of our common stock under the Stock Incentive Plan upon becoming Chairman. The shares subject to this option vested 25% on the first anniversary of the date of grant, with the remaining shares vesting quarterly over the next three years. Our Chairman of the Board of Directors also receives an annual grant of an option to purchase 20,000 shares of our common stock under the Stock Incentive Plan (in lieu of the annual grant of an option to purchase 12,500 shares which he would otherwise receive as a non-employee director) which also becomes exercisable in full on the date of the regular Annual Meeting of Stockholders following the date of grant.

Committee Fees

The Chairman of the Audit Committee of the Board of Directors receives an annual Audit Committee Chairman fee of $10,000. Other Audit Committee members receive an annual Audit Committee Member fee of $5,000. The Chairman of the Compensation Committee and the Chairman of the Nominating/Governance Committee each receive an annual Committee Chairman fee of $5,000. Other members of the Compensation and Nominating/ Governance Committees receive an annual Committee Member fee of $2,500.

Director Compensation Table

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2007.

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)	Total ($)
R. Gordon Douglas, M.D.	41,000	48,240	89,240
Robert H. Campbell	33,500	34,460	67,960
Gary A. Lyons	37,000	30,150	67,150
Robert C. Merton, Ph.D.	35,000	30,150	65,150

(1)	Vijay B. Samant, the Company’s President and Chief Executive Officer, is not included in this table as he is an employee of the Company and thus receives no compensation for his service as a director.
(2)

The amounts shown reflect the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with SFAS 123(R), of stock options granted pursuant to the Amended and Restated Stock Incentive Plan of Vical Incorporated and thus may include amounts from stock options granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in Note 1 of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 3, 2008. As of December 31, 2007, each director has the following number of options outstanding: R. Gordon Douglas, M.D.—210,000; Robert H. Campbell—70,000; Gary A. Lyons—127,500; and Robert C. Merton, Ph.D.—82,500.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

See the list in paragraph (b) below. Each management contract or compensatory plan or arrangement required to be identified by this item is so designated in such list.

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(8)	Restated Certificate of Incorporation.

3.1(ii)(8)	Amended and Restated Bylaws of the Company.

3.2(i)(21)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(8)	Specimen Common Stock Certificate.

10.1(3)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(4)[a]	1992 Directors’ Stock Option Plan of Vical Incorporated.

10.3(13)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.8(2)	Lease dated December 4, 1987, between the Company and Nexus/GADCo.-UTC, a California Joint Venture, as amended.

10.9(5)[b]	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.14(1)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

10.16(6)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Sanofi Pasteur).

10.17(7)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.19(16)[b]	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.20(9)	Amendment No. 4 to the Lease dated December 4, 1987, between the Company and Nippon Landic (U.S.A.), Inc., a Delaware Corporation (as successor in interest to Nexus/GADCo.-UTC).

10.23(11)[a]	Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.26 (12)[b]	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27(12)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.28(12)[a]	Amendment dated February 5, 2002, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.29(22)[a]	Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

Exhibit Number	Description of Document
10.30(13)[b]	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.31(13)[a]	Amendment dated March 10, 2003, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.32(14)[b]	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.34(15)[a]	Amendment dated March 17, 2004, to Employment Agreement dated November 28, 2000, between the Company and Vijay B. Samant.

10.36(16)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.37(17)	Letter Agreement dated October 6, 2004 and related documents between the Company and General Electric Capital Corporation.

10.38(17) [a]	Form of Delayed Issuance Stock Purchase Grant Notice, Delayed Issuance Stock Purchase Agreement and Delayed Issuance Stock Purchase Election Agreement under the Amended and Restated Stock Incentive Plan.

10.41(18) [b]	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.42(19) [a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.45(20) [a]	Employment offer letter effective October 11, 2004, by and between Vical Incorporated and Jill M. Church.

10.46(20) [b]	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.

10.47(23) [b]	Amendment dated February 20, 2006, to License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.48(24)[a]	Amendment dated May 19, 2006, to employment offer letter effective October 11, 2004, between the Company and Jill M. Church.

10.50(24) [b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.51(24) [b]	Stock Purchase Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.53(25)[a]	Amendment dated May 19, 2006, to Employment Agreement dated June 17, 2002, between the Company and Alain Rolland.

10.54 (10)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

10.55[b]	License Agreement dated April 29, 1991, between the Company and Life Technologies Corporation (formerly Invitrogen Corporation (formerly Life Technologies, Inc.)).

10.56(26)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.57[b]	License Agreement dated February 14, 2006, between the Company and the Regents of the University of Michigan.

23.1[c]	Consent of Independent Registered Public Accounting Firm—Ernst & Young LLP.

23.2[c]	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP.

Exhibit Number	Description of Document
31.1[c]	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2[c]	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[c]	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2[c]	Certification of Jill M. Church, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(3)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-143885) filed on June 19, 2007.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-30181) filed on June 27, 1997.
(5)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(6)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(7)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(8)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(9)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(13)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(15)	Incorporated by reference to the exhibit of the same number to the Company’s Current Report on Form 8-K filed on March 24, 2004.
(16)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(17)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(18)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(19)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 23, 2005.
(20)	Incorporated by reference to Exhibits 10.3—10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.
(21)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.
(22)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
(23)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(24)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(25)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
(26)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.
[a]	Indicates management contract or compensatory plan or arrangement.
[b]

Confidential treatment of certain portions of this agreement has been requested and/or received and such portions have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

[c]	Previously filed with the Company’s Annual Report on form 10-K for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2009

VICAL INCORPORATED
By:	/s/ VIJAY B. SAMANT
Vijay B. Samant President and Chief Executive Officer