Form 10-Q
period 2009-03-31
VICAL INC
filed 2009-05-08
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at April 30, 2009: 40,377,933

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$15,677	$23,761
Marketable securities, available-for-sale	10,143	9,731
Restricted marketable securities	2,774	2,774
Receivables and other	2,331	1,852

Total current assets	30,925	38,118
Long-term investments	5,341	5,410
Property and equipment, net	10,269	10,734
Intangible assets, net	4,110	4,337
Other assets	458	458

Total assets	$51,103	$59,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,378	$6,109
Deferred revenue	2,450	1,709
Equipment financing obligations	83	156

Total current liabilities	7,911	7,974
Long-term liabilities:
Deferred rent	2,455	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 40,373 and 40,358 shares issued and outstanding at March 31, 2009, and December 31, 2008, respectively	404	403
Additional paid-in capital	307,421	307,051
Accumulated deficit	(267,056)	(258,812)
Accumulated other comprehensive loss	(32)	(28)

Total stockholders’ equity	40,737	48,614

Total liabilities and stockholders’ equity	$51,103	$59,057

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Contract and grant revenue	$378	$460
License and royalty revenue	1,872	1,480

Total revenues	2,250	1,940
Operating expenses:
Research and development	6,221	6,594
Manufacturing and production	2,444	3,106
General and administrative	1,901	2,335

Total operating expenses	10,566	12,035

Loss from operations	(8,316)	(10,095)
Other income (expense):
Investment and other income, net	73	540
Interest expense	(1)	(10)

Net loss	$(8,244)	$(9,565)

Basic and diluted net loss per share	$(0.20)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	40,478	39,218

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,244)	$(9,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	693	741
Other than temporary loss on marketable securities and other assets	91	158
Write-off of abandoned patents	66	102
Gain on sale of property and equipment	—	(1)
Compensation expense related to stock options and awards	383	467
Changes in operating assets and liabilities:
Receivables and other	(479)	(383)
Other assets	—	146
Accounts payable, accrued expenses and other liabilities	(731)	(909)
Deferred revenue	741	(1,119)
Deferred rent	(14)	24

Net cash used in operating activities	(7,494)	(10,339)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	1,006	21,416
Purchases of marketable securities – including restricted	(1,444)	(7,333)
Purchases of property and equipment	—	(98)
Sale of property and equipment	—	1
Patent expenditures	(67)	(221)

Net cash (used in) provided by investing activities	(505)	13,765

Cash flows from financing activities:
Proceeds from issuance of common stock	1	—
Payment of withholding taxes for net settlement of restricted stock units	(13)	(56)
Principal payments under equipment financing obligations	(73)	(186)

Net cash used in financing activities	(85)	(242)

Net (decrease) increase in cash and cash equivalents	(8,084)	3,184
Cash and cash equivalents at beginning of period	23,761	35,347

Cash and cash equivalents at end of period	$15,677	$38,531

Supplemental information:
Interest paid	$1	$11

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations. The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its cash needs through December 31, 2010.

The unaudited financial statements at March 31, 2009, and for the three months ended March 31, 2009 and 2008, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At each of March 31, 2009, and December 31, 2008, restricted marketable securities of $2.8 million were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.2 million and 0.1 million for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation because of their antidilutive effect.

Restructuring Costs

During the fourth quarter of 2008, the Company announced a work force reduction of 29 employees. The restructuring was designed to preserve capital and focus the Company’s efforts on its most advanced product development programs. As a result of the restructuring the Company incurred a charge for one-time termination benefits of $0.8 million in 2008. Approximately $0.4 million of the charge was paid out during 2008 and the remainder was paid out during the three months ended March 31, 2009.

Facility Consolidation

On January 30, 2009, the Company consolidated its operations into its main facility. The abandoned facility previously housed portions of the Company’s research and development activities. In January 2009, the Company incurred excess lease costs of $0.4 million which were recorded as restructuring costs and included in research and development. Estimated excess lease costs are based on assumptions of differences between lease payments and estimated sublease receipts that could be realized on potential subleases. As of March 31, 2009 the remaining accrual for excess lease costs totaled $0.3 million.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB issued FASB Staff Position, or FSP, Financial Accounting Standard, or FAS, 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 amends Statement of Financial Accounting Standard, or SFAS, 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP must be applied prospectively, and retrospective application not permitted. This FSP will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of the security’s cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP will become effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the Company’s financial results.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Research and development	$117	$160
Manufacturing and production	45	56
General and administrative	221	251

Total stock-based compensation expense	$383	$467

During the three months ended March 31, 2009 and 2008, the Company granted stock-based awards with a total estimated value of $1.3 million and $1.1 million, respectively. At March 31, 2009, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $2.1 million, which is expected to be recognized over a weighted-average period of 1.5 years.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive loss represents net unrealized loss on marketable securities. For the three months ended March 31, 2009 and 2008, other comprehensive loss was $4,000 and $0.2 million, respectively, and total comprehensive loss was $8.2 million and $9.8 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Employee compensation	$1,172	$2,575
Clinical trial accruals	2,326	1,795
Accounts payable	606	677
Other accrued liabilities	1,274	1,062

Total accounts payable and accrued expenses	$5,378	$6,109

5.	COMMITMENTS AND CONTINGENCIES

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. In September 2005, the ’253 patent was opposed by eight parties. This ’253 patent was revoked on formal grounds in December 2008 under an initial ruling by the Opposition Division of the European Patent Office. The Company appealed this decision in April 2009; however, regardless of the ultimate outcome, the ’253 patent will expire in March 2010. The Company may use other issued patents and patent applications that are pending in Europe to protect its DNA delivery technology.

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

6.	LONG-TERM INVESTMENTS

As of March 31, 2009, the Company held $6.6 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). Additionally, all of the Company’s auction rate securities presently maintain credit ratings of AA- or AAA at March 31, 2009. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2009. The key driver of the valuation models is the expected term. Changes to this assumption of one year in either direction would have changed the valuation of these securities by approximately $0.2 million at March 31, 2009. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on the valuation models of the individual securities, the Company has recognized cumulative losses of $1.2 million, of which $0.1 million was realized during the three months ended March 31, 2009. The current period loss is included in other income and expense. The carrying value of the auction rate securities at March 31, 2009 is $5.3 million and is included in long-term investments. Any future decline in market value will result in additional losses being recognized.

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

7.	FAIR VALUE MEASUREMENTS

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

Cash, cash equivalents, marketable securities and long-term investments measured at fair value as of March 31, 2009, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$5,232	$—	$—	$5,232
Money market funds	15,339	—	—	15,339
U.S. treasuries	3,035	—	—	3,035
Government-sponsored enterprise securities	—	2,000	—	2,000
Corporate bonds	—	2,952	—	2,952
Auction rate securities	—	—	5,341	5,341
Corporate asset backed securities	—	36	—	36

	$23,606	$4,988	$5,341	$33,935

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ending March 31, 2009
Balance at December 31, 2008	$5,410
Total unrealized losses included in earnings	(91)
Total unrealized gains included in other comprehensive income	22
Net transfers in and/out of Level 3	—

Balance at March 31, 2009	$5,341

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(69)

Unrealized losses related to Level 3 assets included in earnings for the three months ended March 31, 2009 are included in investment and other income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

•	A Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants, including bone marrow transplants; and

•	A Phase 1 clinical trial using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a joint venture of Merck and sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following two approvals in veterinary applications:

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cardiovascular diseases and cancer. Our lead independent development programs focus on metastatic melanoma, CMV, and pandemic influenza. The table below summarizes our independent programs and corporate and government collaborations.

Product Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation and disease after transplant	Phase 2	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1 completed	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before and during pregnancy to preclude fetal transmission	Preclinical	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups to reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	NDA filed in Japan	AnGes

Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 2 completed in the United States	AnGes

Angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to heart affected by ischemia	Phase 1 completed in the United States	AnGes

Angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3	Sanofi-aventis

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

Therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Conditional approval in the United States	Merial

Therapeutic vaccine encoding carcinoembryonic antigen and human epidermal growth factor receptor 2	Treat breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

•

We announced that an independent Safety Monitoring Board for our Phase 3 trial of Allovectin-7® in patients with metastatic melanoma completed the trial’s second scheduled safety analysis and recommended that the trial continue according to the protocol.

•

We announced that our patented adjuvant, Vaxfectin®, was selected by R&D Directions editors for the magazine’s 8th annual list of “100 Great Investigational Drugs” featured as the cover article in the March 2009 issue.

•

We presented clinical results and future goals for our TransVax™ cytomegalovirus and pandemic influenza vaccine programs at the 12th Annual Conference on Vaccine Research sponsored by the National Foundation for Infectious Diseases and at the 5th World Health Organization Meeting on Evaluation of Pandemic Influenza Prototype Vaccines in Clinical Trials.

•

We announced the publication in the May 1 issue of the Journal of General Virology of data from preclinical studies identifying potential targets for development of a herpes simplex virus type 2, which we intend to evaluate with our patented Vaxfectin® adjuvant.

•

We announced the issuance of U.S. Patent No. 7,470,675 covering the composition, delivery and use of gene-based interferon-omega. Interferon-omega is part of the interferon family of proteins which are naturally produced by the immune system. Several interferons have been approved as treatments for infectious diseases, cancer and other diseases. They typically work by directing the immune system to target foreign agents in the body and interrupt their normal growth processes.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $149.0 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended March 31,
Source	2009	2008
RapidResponse™ DNA manufacturing grant	$0.2	$0.3
Other contracts and grants	0.2	0.1

Total contract and grant revenues	0.4	0.4

AnGes license	1.7	1.1
Other royalties and licenses	0.2	0.4

Total royalty and license revenues	1.9	1.5

Total revenues	$2.3	$1.9

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended March 31,
Program	2009	2008
Allovectin-7®	$5.0	$4.4
CMV	1.8	1.0
Pandemic influenza	0.1	1.8
Other research, development, manufacturing and production	1.8	2.5

Total research, development, manufacturing and production	$8.7	$9.7

Since our inception, we estimate that we have spent approximately $358 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional funding to advance through development to commercialization. From inception, we have spent approximately $100 million on our Allovectin-7® program, $47 million on our CMV program, and $21 million on our pandemic influenza program.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of March 31, 2009, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.9 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2009, Compared with Three Months Ended March 31, 2008

Total Revenues. Total revenues increased $0.3 million, or 16.0%, to $2.3 million for the three months ended March 31, 2009, from $1.9 million for the three months ended March 31, 2008. Our license and royalty revenue increased by $0.4 million which was partially offset by a $0.1 million decrease in our contract and grant revenue. The increase in our license and royalty revenue was primarily the result of a $0.6 million increase in revenue related to our Allovectin-7® license agreement with AnGes, which was partially offset by a decrease in royalty revenue.

Research and Development Expenses. Research and development expenses decreased $0.4 million, or 5.7%, to $6.2 million for the three months ended March 31, 2009, from $6.6 million for the three months ended March 31, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin-7® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.7 million, or 21.3%, to $2.4 million for the three months ended March 31, 2009, from $3.1 million for the three months ended March 31, 2008. This decrease was primarily the result of the deferral of $0.5 million in costs during the three months ended March 31, 2009, related to a manufacturing contract.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 18.6%, to $1.9 million for the three months ended March 31, 2009, from $2.3 million for the three months ended March 31, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction.

Investment and Other Income. Investment and other income decreased $0.4 million, or 86.5%, to $0.1 million for the three months ended March 31, 2009, from $0.5 million for the three months ended March 31, 2008. This decrease was primarily the result of lower average cash and investment balances and lower rates of return on our investments during the three months ended March 31, 2009.

Interest Expense. Interest expense decreased $9,000, or 90.0%, to $1,000 for the three months ended March 31, 2009, from $10,000 for the three months ended March 31, 2008. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through March 31, 2009, we have received approximately $149.0 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $300.3 million from the sale of equity securities. Cash, cash equivalents, and marketable securities, including long-term investments and restricted securities, totaled $33.9 million at March 31, 2009, compared with $41.7 million at December 31, 2008. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2009, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $7.5 million and $10.3 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2009, compared with the same period in the prior year, was primarily the result of an increase in deferred revenue primarily related to our Allovectin-7® research and development contract with AnGes and a decrease in our net loss from operations.

Net cash (used in) provided by investing activities was $(0.5) million and $13.8 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash provided by investing activities for the three months ended March 31, 2009, compared with the same period in the prior year, was primarily the result of a decrease in net maturities of investments.

Net cash used in financing activities was $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in cash used in financing activities for the three months ended March 31, 2009, compared with the same period in the prior year, was primarily the result of a reduction in the principal payments related to our equipment financing obligations.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2009, our long-term investments included (at par value) $6.6 million of high-grade (AA- or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at March 31, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2009, we had recognized $1.2 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2009. The key driver of the valuation models is the expected term. Changes to this assumption of one year in either direction would have changed the valuation of these securities by approximately $0.2 million as of March 31, 2009. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. In an effort to reduce expenditures and focus our efforts on our most advanced product development programs, we initiated restructuring activities in November 2008. These activities included a work force reduction of approximately 20% and the accelerated closure of a research facility in January 2009. We expect these activities to result in approximately $3.7 million in annual savings. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that in the aggregate allow us to raise up to an additional $111.6 million from the sale of common or preferred stock. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs through December 31, 2010.

Contractual Obligations

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at March 31, 2009, is approximately $21.4 million, of which approximately $11.4 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and four of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,”

as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.8 million if each such executive officer and other executive was terminated at March 31, 2009.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at March 31, 2009.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2009, our long-term investments included (at par value) $6.6 million of high-grade (AA- or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at March 31, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2009, we had recognized $1.2 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2009. The key driver of the valuation models is the expected term. Changes to this assumption of one year in either direction could impact the valuation of these securities by approximately $0.2 million. Other items these analyses consider are the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced the initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we completed enrollment of a Phase 2 clinical study in 2008, and our pandemic influenza vaccine, for which we completed a Phase 1 study in 2008. We may not be able to enroll sufficient patients in a timely manner and we may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional CMV vaccine trials and our CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional pandemic influenza trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $36.9 million, $35.9 million and $23.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of March 31, 2009, we had incurred cumulative net losses totaling approximately $267.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We are the assignee or co-assignee of 63 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form, and was subject to an appeal which was recently withdrawn, resulting in the reinstatement of the patent; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed, and has since been withdrawn by us in favor of filing a new divisional application. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 91 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Eight of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2009, our long-term investments included (at par value) $6.6 million of high-grade (AA- or AAA rated) auction rate securities secured by municipal bonds and student loans. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at March 31, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2009, we had recognized $1.2 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2006, to March 31, 2009, our stock price has ranged from $1.04 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated

10.23(3)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.29(4)[a]	Restated employment letter dated January 9, 2009, between the Company and Alain Rolland.

10.45(5)[a]	Restated employment letter dated January 9, 2009, by and between the Company and Jill M. Broadfoot.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 28, 2006.

(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.

(4)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 15, 2009.

(5)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 15, 2009.

[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 8, 2009	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)