Form 10-Q
period 2009-06-30
VICAL INC
filed 2009-08-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at July 31, 2009: 51,804,325

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$24,285	$23,761
Marketable securities, available-for-sale	16,638	9,731
Restricted marketable securities	2,774	2,774
Receivables and other	2,292	1,852

Total current assets	45,989	38,118
Long-term investments	5,353	5,410
Property and equipment, net	9,844	10,734
Intangible assets, net	4,028	4,337
Other assets	458	458

Total assets	$65,672	$59,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,827	$6,109
Deferred revenue	3,048	1,709
Equipment financing obligations	42	156

Total current liabilities	8,917	7,974
Long-term liabilities:
Deferred rent	2,441	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 49,045 and 40,358 shares issued and outstanding at June 30, 2009, and December 31, 2008, respectively	490	403
Additional paid-in capital	326,552	307,051
Accumulated deficit	(273,076)	(258,812)
Accumulated other comprehensive gain (loss)	348	(28)

Total stockholders’ equity	54,314	48,614

Total liabilities and stockholders’ equity	$65,672	$59,057

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Contract and grant revenue	$352	$433	$730	$893
License and royalty revenue	3,626	2,114	5,498	3,594

Total revenues	3,978	2,547	6,228	4,487
Operating expenses:
Research and development	5,655	6,464	11,876	13,058
Manufacturing and production	2,244	2,950	4,688	6,056
General and administrative	1,886	2,017	3,787	4,352

Total operating expenses	9,785	11,431	20,351	23,466

Loss from operations	(5,807)	(8,884)	(14,123)	(18,979)
Other income (expense):
Investment and other income (expense), net	(212)	407	(139)	947
Interest expense	(1)	(5)	(2)	(15)

Net loss	$(6,020)	$(8,482)	$(14,264)	$(18,047)

Basic and diluted net loss per share	$(0.14)	$(0.21)	$(0.34)	$(0.46)

Weighted average shares used in computing basic and diluted net loss per share	44,374	39,488	42,439	39,353

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(14,264)	$(18,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,339	1,445
Other than temporary loss on marketable securities and other assets	405	158
Write-off of abandoned patents	66	242
Gain on sale of property and equipment	(2)	(3)
Compensation expense related to stock options and awards	736	904
Changes in operating assets and liabilities:
Receivables and other	(440)	(1,009)
Other assets	—	146
Accounts payable, accrued expenses and other liabilities	(303)	(555)
Deferred revenue	1,338	225
Deferred rent	(7)	48

Net cash used in operating activities	(11,132)	(16,446)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	7,313	27,426
Purchases of marketable securities – including restricted	(14,193)	(11,321)
Purchases of property and equipment	(27)	(207)
Sale of property and equipment	2	3
Patent expenditures	(178)	(429)

Net cash (used in) provided by investing activities	(7,083)	15,472

Cash flows from financing activities:
Proceeds from issuance of common stock	18,870	3,972
Payment of withholding taxes for net settlement of restricted stock units	(18)	(64)
Principal payments under equipment financing obligations	(113)	(325)

Net cash provided by financing activities	18,739	3,583

Net increase in cash and cash equivalents	524	2,609
Cash and cash equivalents at beginning of period	23,761	35,347

Cash and cash equivalents at end of period	$24,285	$37,956

Supplemental information:
Interest paid	$1	$15

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2009

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations. The Company anticipates that its available cash and existing sources of funding will be adequate to satisfy its cash needs at least through December 31, 2010.

The unaudited financial statements at June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in its Annual Report on Form 10-K filed with the SEC. We have evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.

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

Restricted Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At each of June 30, 2009, and December 31, 2008, restricted marketable securities of $2.8 million were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million and 0.1 million for the three months ended June 30, 2009 and 2008, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.2 million for each of the six months ended June 30, 2009 and 2008, respectively, were excluded from the calculation because of their antidilutive effect.

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

Facility Consolidation

On January 30, 2009, the Company consolidated its operations into its main facility. The abandoned facility previously housed portions of the Company’s research and development activities. In January 2009, the Company incurred excess lease costs of $0.4 million which were recorded as restructuring costs and included in research and development expense. Estimated excess lease costs are based on assumptions of differences between lease payments and estimated sublease receipts that could be realized on potential subleases. As of June 30, 2009, the remaining accrual for excess lease costs totaled $0.2 million.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board, or FASB, issued EITF No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Paragraph 11(a) of Statement of Financial Accounting Standard, or SFAS, No. 133, “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the issuer’s own stock and (b) classified in stockholders’ equity in the statement of financial position, would not be considered a derivative financial instrument. EITF No. 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF No. 07-5 did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FASB Staff Position, or FSP, Financial Accounting Standard, or FAS, No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP No. 157-4 amends SFAS No. 157 and provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP became effective for the Company’s interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP FAS No. 115-2. This FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and EITF No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of the security’s cost basis. This FSP extends existing disclosure requirements about debt and equity securities under FAS No. 115 to interim reporting periods as well as provide new disclosure requirements. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. This FSP became effective for the Company’s interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP No. 107-1 requires issuers to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes to interim financial statements must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP No. 107-1 also requires issuers to disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. This FSP became effective for the Company’s interim and annual periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). FSP No. 157-4 supersedes FSP No. 157-3 and amends SFAS No. 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. FSP No. 157-4 also provides additional guidance on circumstances that may indicate that a transaction is not orderly and on defining major categories of debt and equity securities in meeting the disclosure requirements of SFAS No. 157. FSP No. 157-4 became effective for the Company’s reporting periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company’s interim and annual periods ending after June 15, 2009, and must be applied prospectively. The adoption of this FSP did not have a significant impact on the determination or reporting of the Company’s financial results.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles, or U.S. GAAP, recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other previously issued non-SEC accounting literature not included in the Codification will become nonauthoritative. Following effectiveness of SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 will not have an impact on the Company’s consolidated financial statements.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Research and development	$110	$169	$227	$329
Manufacturing and production	40	47	85	103
General and administrative	203	221	424	472

Total stock-based compensation expense	$353	$437	$736	$904

During the six months ended June 30, 2009 and 2008, the Company granted stock-based awards with a total estimated value of $1.6 million and $1.2 million, respectively. At June 30, 2009, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $2.0 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2009 and 2008, was equal to 3.2% and 1.3%, respectively, of outstanding shares of common stock at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2009 and 2008, other comprehensive gain (loss) was $0.4 million and $(0.1) million, respectively, and total comprehensive loss was $5.6 million and $8.6 million, respectively. For the six months ended June 30, 2009 and 2008, other comprehensive gain (loss) was $0.4 million and $(0.3) million, respectively, and total comprehensive loss was $13.9 million and $18.4 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Employee compensation	$1,494	$2,575
Clinical trial accruals	2,682	1,795
Accounts payable	469	677
Other accrued liabilities	1,182	1,062

Total accounts payable and accrued expenses	$5,827	$6,109

5.	COMMITMENTS AND CONTINGENCIES

European Patent 1026253, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. In September 2005, the ‘253 patent was opposed by eight parties. This ‘253 patent was revoked on formal grounds in December 2008 under an initial ruling by the Opposition Division of the European Patent Office. The Company appealed this decision in April 2009; however, regardless of the ultimate outcome, the ‘253 patent will expire in March 2010. The Company may use other issued patents and patent applications that are pending in Europe to protect its DNA delivery technology.

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

6.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

June 30, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$3,543	$33	$—	$3,576
Government-sponsored enterprise securities	9,925	—	—	9,925
Corporate bonds	1,050	—	32	1,018
Certificates of deposit	4,894	—	1	4,893

	$19,412	$33	$33	$19,412

December 31, 2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$2,980	$65	$—	$3,045
Government-sponsored enterprise securities	2,988	12	—	3,000
Corporate bonds	2,994	—	99	2,895
Corporate asset backed securities	50	—	6	44
Certificates of deposit	3,521	—	—	3,521

	$12,533	$77	$105	$12,505

At June 30, 2009, all of these securities mature within one year. Net realized gain (loss) on sales of available-for-sale securities was $5,000 and $(0.2) million for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, none of the securities have been in a continuous unrealized loss position longer than 12 months.

7.	LONG-TERM INVESTMENTS

As of June 30, 2009, the Company held $6.6 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At June 30, 2009 the auction rate securities the Company held maintained Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on the valuation models of the individual securities, the Company has recognized cumulative losses of $1.5 million as of June 30, 2009, of which $0.3 million and $0.4 million was realized during the three and six months ended June 30, 2009, respectively. The current period loss is included in other income and expense. The resulting carrying value of the auction rate securities at June 30, 2009, was $5.4 million and is included in long-term investments. Any future decline in market value will result in additional losses being recognized.

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

8.	FAIR VALUE MEASUREMENTS

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

Cash, cash equivalents, marketable securities and long-term investments measured at fair value as of June 30, 2009, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$4,893	$—	$—	$4,893
Money market funds	24,285	—	—	24,285
U.S. treasuries	3,576	—	—	3,576
Government-sponsored enterprise securities	—	9,925	—	9,925
Corporate bonds	—	1,018	—	1,018
Auction rate securities	—	—	5,353	5,353

	$32,754	$10,943	$5,353	$49,050

The Company’s investments in U.S. treasury securities and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2009. Our investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ending June 30, 2009
Balance at December 31, 2008	$5,410
Total unrealized losses included in earnings	(405)
Total unrealized gains included in other comprehensive income	348
Net transfers in and/out of Level 3	—

Balance at June 30, 2009	$5,353

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(405)

Unrealized losses related to Level 3 assets included in earnings for the six months ended June 30, 2009, are included in investment and other income.

9.	STOCKHOLDERS’ EQUITY

In May 2009, the Company completed a $20.0 million registered direct offering of its securities to three institutional investors. Under the terms of the Securities Purchase Agreements, the Company sold an aggregate of 8,666,667 shares of its common stock and warrants to purchase up to an aggregate of 4,333,333 additional shares of its common stock. Each unit, consisting of one share of common stock and a warrant to purchase approximately one-half of a share of common stock, was sold for a purchase price of $2.3125. Net proceeds from the offering, after deducting related expenses, totaled $18.9 million. The warrants to purchase additional shares will be exercisable six months after issuance at $2.25 per share and will expire 90 days from the date they are first exercisable. The estimated fair value of the warrants is included in additional paid in capital. All of the securities were offered pursuant to an effective shelf registration statement.

10.	SUBSEQUENT EVENTS

In July 2009, the Company completed a $10.0 million registered direct offering of its common stock to the Federated Kaufmann Funds. Under the terms of the Common Stock Purchase Agreement, the Company sold an aggregate of 2,754,821 shares of its common stock for a purchase price of $3.63 per share. Net proceeds from the offering, after deducting related expenses, totaled $9.9 million. All of the shares of common stock were offered pursuant to an effective shelf registration statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 24 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

•	A Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants, including bone marrow transplants; and

•	A completed Phase 1 clinical trial using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant.

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

In addition, we have licensed complementary technologies from leading research institutions, pharmaceutical companies, and the National Institutes of Health, or NIH. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to 11 leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial use of our technology on terms to be negotiated.

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

Product Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation and disease after transplant	Phase 2	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1 completed	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Preclinical	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before and during pregnancy to preclude fetal transmission	Preclinical	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups to reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	NDA filed in Japan, Phase 2 completed in the United States	AnGes

Angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to heart affected by ischemia	Phase 1 completed in the United States	AnGes

Angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3	Sanofi-aventis

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

Therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Conditional approval in the United States	Merial

Therapeutic vaccine encoding carcinoembryonic antigen and human epidermal growth factor receptor 2	Treat breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Continued Progress in our CMV Program

•

Our TransVax™ therapeutic DNA CMV vaccine provided promising results compared with placebo across a broad range of clinical efficacy endpoints at the four-month interim analysis in an ongoing Phase 2 trial. The trial is evaluating the potential for TransVax™ to prevent CMV reactivation in immunosuppressed CMV-seropositive hematopoietic stem cell transplant, or HCT, recipients, which could reduce antiviral usage and CMV-associated disease. The interim efficacy data for evaluable subjects, unblinded by treatment groups, also reinforced encouraging immunogenicity data from an initial group of HCT recipients in the trial reported previously in the fourth quarter of 2008. We currently expect the trial to be completed in the fourth quarter of 2009, and to have final data available in the first half of 2010.

Continued Progress in our Partnership Programs

•

We received a $1.5 million milestone payment from Merck based on Merck’s ongoing Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine. The candidate vaccine is based on our DNA gene delivery technology and encodes human telomerase reverse transcriptase, which was licensed by Merck from a third party.

•

We received a $2.5 million cash payment from AnGes related to continued progress in our ongoing Allovectin-7® Phase 3 metastatic melanoma trial. Through a series of cash payments and equity investments under a previously announced collaborative agreement. We have received $20.1 million to date of the $22.6 million total committed by AnGes.

Significant Progress in our Influenza Program

•

We entered into a Cooperative Research and Development Agreement with the U.S. Naval Medical Research Center, a biomedical research organization within the U.S. Navy, for the expedited development of a vaccine against the potentially pandemic H1N1 strain of influenza virus. The goal of the collaborative development program is to rapidly advance a Vaxfectin®-formulated H1DNA vaccine into clinical testing as quickly as possible.

•

We completed the development of our prototype H1 DNA vaccine, produced an initial supply of research-grade material, and initiated immunogenicity testing in animals all within two weeks of launching the program.

•

Our vaccine against A/H1N1 pandemic influenza produced robust immune responses well above the accepted protection threshold in 100% of vaccinated mice and rabbits after a standard two-dose vaccine regimen. In addition, at least 75% of vaccinated animals achieved or exceeded the protection threshold after a single dose of vaccine. We also announced our readiness to advance directly to large-scale cGMP manufacturing of the vaccine for human clinical trials, subject to securing external funding for this program.

•

We were issued U.S. Patent No. 7,537,768 covering the use of influenza virus gene sequences in a universal vaccine that could provide protection against circulating seasonal strains as well as emerging pandemic strains of influenza viruses.

Update on Government Collaborations

•

We successfully completed second-year milestones under a three-year, $6.0 million grant awarded in 2007, and we are advancing with the development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days.

•

The May 1 issue of the Journal of General Virology included data from our preclinical studies identifying potential targets for development of a herpes simplex virus type 2 vaccine. HSV-2 is a sexually transmitted virus which is the leading cause of genital herpes. The vaccine under development will be designed for use in people already infected with HSV-2, with the goal of reducing or eliminating periodic viral flare-ups and the associated viral shedding and transmission. The HSV-2 vaccine, being developed under a previously disclosed grant, will be evaluated with our novel Vaxfectin® adjuvant.

•

The NIH recently started enrollment of 1,350 HIV-seronegative men in a Phase 2b trial of a prime-boost vaccine regimen for HIV using three doses of DNA vaccine manufactured by Vical followed by a single dose of adenoviral vector vaccine.

Other Significant Events

•

We received gross proceeds of approximately $20.0 million from the sale of securities in a registered direct offering. We received net proceeds of approximately $18.9 million after deducting placement agent fees and other offering expenses. We sold an aggregate of 8,666,667 shares of our common stock and a warrant to purchase up to 4,333,333 additional shares of our common stock. Each unit, consisting of one share of common stock and a warrant to purchase approximately one-half of a share of common stock, was sold at a purchase price of $2.3125. The warrants to purchase additional shares will be exercisable six months after issuance at $2.25 per share and will expire 90 days from the date they are first exercisable.

•

We received gross proceeds of approximately $10.0 million from the sale of our common stock in a registered direct offering. We sold an aggregate of 2,754,821 shares of our common stock for a purchase price of $3.63 per share. Net proceeds from the offering, after deducting related expenses, totaled $9.9 million.

•	We granted a non-exclusive, academic license for our broad DNA delivery technology patent estate to the Johns Hopkins Bloomberg School of Public Health.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $153.0 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2009	2008	2009	2008
RapidResponse™ DNA manufacturing grant	$0.3	$0.3	$0.5	$0.7
Other contracts and grants	0.1	0.1	0.2	0.2

Total contract and grant revenues	0.4	0.4	0.7	0.9

AnGes licenses	1.8	2.0	3.6	3.1
Merck license	1.5	—	1.5	—
Other royalties and licenses	0.3	0.1	0.4	0.5

Total royalty and license revenues	3.6	2.1	5.5	3.6

Total revenues	$4.0	$2.5	$6.2	$4.5

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2009	2008	2009	2008
Allovectin-7®	$5.2	$4.6	$10.2	$8.9
CMV	1.2	1.6	3.0	2.6
Pandemic influenza	0.3	1.3	0.4	3.0
Other research, development, manufacturing and production	1.2	1.9	3.0	4.6

Total research, development, manufacturing and production	$7.9	$9.4	$16.6	$19.1

Since our inception, we estimate that we have spent approximately $366 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which is being funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional funding to advance through development to commercialization. From inception, we have spent approximately $106 million on our Allovectin-7® program, $48 million on our CMV program, and $21 million on our pandemic influenza program.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin Topic 13, “Revenue Recognition,” and Emerging Issues Task Force No. 00-21, or EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of June 30, 2009, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.0 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended June 30, 2009, Compared with Three Months Ended June 30, 2008

Total Revenues. Total revenues increased $1.4 million, or 56.2%, to $4.0 million for the three months ended June 30, 2009, from $2.6 million for the three months ended June 30, 2008. Our license and royalty revenue increased by $1.5 million which was primarily the result of a $1.5 million payment received from Merck related to its ongoing Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine and a $0.8 million increase in revenue related to our Allovectin-7® license agreement with AnGes, which was partially offset by a $1.0 million decrease in license revenue related to the achievement of a milestone under our license agreement with AnGes related to its PAD program during the three months ended June 30, 2008.

Research and Development Expenses. Research and development expenses decreased $0.8 million, or 12.5%, to $5.7 million for the three months ended June 30, 2009, from $6.5 million for the three months ended June 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin-7® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.7 million, or 23.9%, to $2.2 million for the three months ended June 30, 2009, from $2.9 million for the three months ended June 30, 2008. This decrease was primarily the result of the deferral of $0.3 million in costs during the three months ended June 30, 2009, related to a manufacturing contract and the result of lower personnel costs attributed to our November 2008 work force reduction.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 6.5%, to $1.9 million for the three months ended June 30, 2009, from $2.0 million for the three months ended June 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction.

Investment and Other Income (Expense). Investment and other income (expense) decreased $0.6 million, or 152.1%, to $(0.2) million for the three months ended June 30, 2009, from $0.4 million for the three months ended June 30, 2008. This decrease was primarily the result of the recognition of a $0.3 million dollar loss on our auction rate securities and lower rates of return on our investments during the three months ended June 30, 2009.

Interest Expense. Interest expense decreased $4,000, or 80.0%, to $1,000 for the three months ended June 30, 2009, from $5,000 for the three months ended June 30, 2008. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Six Months Ended June 30, 2009, Compared with Six Months Ended June 30, 2008

Total Revenues. Total revenues increased $1.7 million, or 38.8%, to $6.2 million for the six months ended June 30, 2009, from $4.5 million for the six months ended June 30, 2008. Our license and royalty revenue increased by $1.9 million which was partially offset by a $0.2 million decrease in our contract and grant revenue. The increase in our license and royalty revenue was primarily the result of a $1.5 million payment received from Merck related to its ongoing Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine and a $1.5 million increase in revenue related to our Allovectin-7® license agreement with AnGes, which was partially offset by a $1.0 million decrease in license revenue related to the achievement of a milestone under our license agreement with AnGes related to its PAD program during the six months ended June 30, 2008.

Research and Development Expenses. Research and development expenses decreased $1.2 million, or 9.1%, to $11.9 million for the six months ended June 30, 2009, from $13.1 million for the six months ended June 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin-7® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.4 million, or 22.6%, to $4.7 million for the six months ended June 30, 2009, from $6.1 million for the six months ended June 30, 2008. This decrease was primarily the result of the deferral of $0.7 million in costs during the six months ended June 30, 2009, related to a manufacturing contract and the result of lower personnel costs attributed to our November 2008 work force reduction.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 13.0%, to $3.8 million for the six months ended June 30, 2009, from $4.4 million for the six months ended June 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction.

Investment and Other Income (Expense). Investment and other income (expense) decreased $1.1 million, or 114.7%, to $(0.1) million for the six months ended June 30, 2009, from $1.0 million for the six months ended June 30, 2008. This decrease was primarily the result of the recognition of a $0.4 million dollar loss on our auction rate securities and lower rates of return on our investments during the six months ended June 30, 2009.

Interest Expense. Interest expense decreased $13,000, or 86.7%, to $2,000 for the six months ended June 30, 2009, from $15,000 for the six months ended June 30, 2008. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through June 30, 2009, we have received approximately $153.0 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $319.1 million from the sale of equity securities. Cash, cash equivalents, and marketable securities, including long-term investments and restricted securities, totaled $49.1 million at June 30, 2009, compared with $41.7 million at December 31, 2008. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2009, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $11.1 million and $16.4 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2009, compared with the same period in the prior year, was primarily the result of a decrease in our net loss from operations combined with an increase in deferred revenue related to our manufacturing contract with the Navy and our Allovectin-7® research and development contract with AnGes.

Net cash (used in) provided by investing activities was $(7.1) million and $15.5 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in cash provided by investing activities for the six months ended June 30, 2009, compared with the same period in the prior year, was primarily the result of a decrease in net maturities of investments.

Net cash provided by financing activities was $18.7 million and $3.6 million for the six months ended June 30, 2009 and 2008, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2009, compared with the same period in the prior year, was primarily the result of an increase in net proceeds from the sale of our common stock.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2009, our long-term investments included (at par value) $6.6 million of auction rate securities secured by municipal bonds and student loans. At June 30, 2009 the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at June 30, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2009, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the us.

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

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. In an effort to reduce expenditures and focus our efforts on our most advanced product development programs, we initiated restructuring activities in November 2008. These activities included a work force reduction of approximately 20% and the accelerated closure of a research facility in January 2009. We expect these activities to result in approximately $3.7 million in annual savings. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file an effective shelf registration statement that allows us to raise up to an additional $50.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2010.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at June 30, 2009, is approximately $18.4 million, of which approximately $7.8 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and four of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.8 million if each such executive officer and other executive was terminated at June 30, 2009.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our non-equity investments at June 30, 2009.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2009, our long-term investments included (at par value) $6.6 million of auction rate securities secured by municipal bonds and student loans. At June 30, 2009 the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at June 30, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2009, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced the initiation of Phase 3 clinical testing in 2007, our CMV vaccine, for which we reported interim results from a Phase 2 clinical study in 2009, and our pandemic influenza vaccine, for which we completed a Phase 1 study in 2008. We may not be able to enroll sufficient patients in a timely manner and we may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional CMV vaccine trials and our TransVax™ CMV vaccine may not elicit sufficient immune responses in humans. We may not conduct additional pandemic influenza trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $36.9 million, $35.9 million and $23.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of June 30, 2009, we had incurred cumulative net losses totaling approximately $273.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file an effective shelf registration statement that allows us to raise up to an additional $50.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. For example, one patient in our Allovectin-7® Phase 2 trial conducted in 2000, died from progressive disease more than two months after receiving Allovectin-7® and other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient’s death. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, in our TransVax™ CMV Phase 2 trial, we have administered our investigational CMV vaccine to patients who are at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events.

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

We are also prosecuting 83 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Eight of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2009, our long-term investments included (at par value) $6.6 million auction rate securities secured by municipal bonds and student loans. At June 30, 2009 the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at June 30, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2009, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2006, to June 30, 2009, our stock price has ranged from $1.04 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

(*)Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws include anti-takeover provisions, such as a classified board of directors, a prohibition on stockholder actions by written consent, the authority of our board of directors to issue preferred stock without stockholder approval, and supermajority voting requirements for specified actions. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which generally prohibits stockholders owning in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years. These provisions may delay or prevent an acquisition of us, even if the acquisition may be considered beneficial by some stockholders. In addition, they may discourage or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

(*)The issuance of preferred stock could adversely affect our common stockholders.

We have on file an effective shelf registration statement that allows us to raise up to an additional $50.0 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 21, 2009. At this meeting, we solicited the vote of the stockholders on the proposals set forth below and received for each proposal the votes indicated below:

(i)	To elect one Class II director to serve until the 2012 Annual Meeting of Stockholders and until his successor is elected. R. Gordon Douglas, M.D. was elected to serve as the Class II director. The results of voting were: 27,155,212 shares for and 957,086 shares withheld. Our Class I directors, Robert C. Merton, Ph.D. and Vijay B. Samant, continue in office until the 2010 Annual Meeting of Stockholders. Our Class III directors, Robert H. Campbell and Gary A. Lyons, continue in office until the 2011 Annual Meeting of Stockholders.

(ii)	To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent auditors for the year ending December 31, 2009. The selection of Ernst & Young LLP as independent auditors for the year ending December 31, 2009, was ratified with the following votes: 27,739,294 shares for, 161,466 shares against and 211,537 shares abstained.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant issued to certain investors on May 27, 2009.

10.1(4)	Form of Securities purchase agreement dated May 21, 2009 between Vical and certain investors.

10.2(5)	Form of Securities purchase agreement dated May 22, 2009 between Vical and certain investors.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 22, 2009.

(4)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on May 22, 2009.

(5)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on May 26, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 7, 2009	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)