Form 10-Q
period 2009-09-30
VICAL INC
filed 2009-11-06
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Total shares of common stock outstanding at October 31, 2009: 51,813,315

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$23,837	$23,761
Marketable securities, available-for-sale	22,392	9,731
Restricted cash and marketable securities	2,826	2,774
Receivables and other	1,302	1,852

Total current assets	50,357	38,118
Long-term investments	5,451	5,410
Property and equipment, net	9,575	10,734
Intangible assets, net	3,863	4,337
Other assets	458	458

Total assets	$69,704	$59,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,008	$6,109
Deferred revenue	3,459	1,709
Equipment financing obligations	—	156

Total current liabilities	9,467	7,974
Long-term liabilities:
Deferred rent	2,420	2,469
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 51,809 and 40,358 shares issued and outstanding at September 30, 2009, and December 31, 2008, respectively	518	403
Additional paid-in capital	336,840	307,051
Accumulated deficit	(280,061)	(258,812)
Accumulated other comprehensive gain (loss)	520	(28)

Total stockholders’ equity	57,817	48,614

Total liabilities and stockholders’ equity	$69,704	$59,057

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Contract and grant revenue	$2,013	$711	$2,743	$1,604
License and royalty revenue	1,890	133	7,388	3,727

Total revenues	3,903	844	10,131	5,331
Operating expenses:
Research and development	5,405	6,226	17,281	19,284
Manufacturing and production	3,779	2,716	8,467	8,772
General and administrative	1,768	2,087	5,555	6,439

Total operating expenses	10,952	11,029	31,303	34,495

Loss from operations	(7,049)	(10,185)	(21,172)	(29,164)
Other income (expense):
Investment and other income (expense), net	64	364	(75)	1,311
Interest expense	—	(4)	(2)	(19)

Net loss	$(6,985)	$(9,825)	$(21,249)	$(27,872)

Basic and diluted net loss per share	$(0.14)	$(0.24)	$(0.47)	$(0.70)

Weighted average shares used in computing basic and diluted net loss per share	51,111	40,349	45,361	39,688

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(21,249)	$(27,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,989	2,138
Other than temporary loss on marketable securities and other assets	427	158
Write-off of abandoned patents	84	242
Gain on sale of property and equipment	(10)	(3)
Compensation expense related to stock options and awards	1,091	1,265
Changes in operating assets and liabilities:
Receivables and other	550	(387)
Other assets	—	187
Accounts payable, accrued expenses and other liabilities	(143)	(514)
Deferred revenue	1,750	225
Deferred rent	(7)	65

Net cash used in operating activities	(15,518)	(24,496)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	10,507	30,040
Purchases of marketable securities – including restricted	(23,140)	(11,344)
Purchases of property and equipment	(207)	(324)
Sale of property and equipment	10	3
Patent expenditures	(233)	(502)

Net cash (used in) provided by investing activities	(13,063)	17,873

Cash flows from financing activities:
Net proceeds from issuance of common stock	28,841	3,989
Payment of withholding taxes for net settlement of restricted stock units	(28)	(71)
Principal payments under equipment financing obligations	(156)	(448)

Net cash provided by financing activities	28,657	3,470

Net increase (decrease) in cash and cash equivalents	76	(3,153)
Cash and cash equivalents at beginning of period	23,761	35,347

Cash and cash equivalents at end of period	$23,837	$32,194

Supplemental information:
Interest paid	$2	$19

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

The unaudited financial statements at September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in its Annual Report on Form 10-K filed with the SEC. We have evaluated subsequent events through November 6, 2009, which is the date these financial statements were issued.

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

Restricted Cash and Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At each of September 30, 2009, and December 31, 2008, restricted cash and marketable securities of $2.8 million were pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 2.4 million and 0.1 million for the three months ended September 30, 2009 and 2008, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.0 million and 0.1 million for the nine months ended September 30, 2009 and 2008, respectively, were excluded from the calculation because of their antidilutive effect.

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

Facility Consolidation

On January 30, 2009, the Company consolidated its operations into its main facility. The abandoned facility previously housed portions of the Company’s research and development activities. In January 2009, the Company incurred excess lease costs of $0.4 million which were recorded as restructuring costs and included in research and development expense. Estimated excess lease costs are based on assumptions of differences between lease payments and estimated sublease receipts that could be realized on potential subleases. As of September 30, 2009, the remaining accrual for excess lease costs totaled $39,000.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance on determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance is effective for interim or annual reporting periods ending after June 15, 2009, and was adopted prospectively. The adoption did not have a significant impact on the determination or reporting of the Company’s financial results.

In April 2009, the FASB issued authoritative guidance regarding interim disclosures about the fair value of financial instruments. The guidance extended disclosures about the fair value of financial instruments applicable to annual reporting periods to interim reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and was adopted prospectively. The adoption did not have a significant impact on the determination or reporting of the Company’s financial results.

In May 2009, the FASB issued authoritative guidance on required disclosures for subsequent events. The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009 and was adopted prospectively. The adoption did not have a significant impact on the determination or reporting of the Company’s financial results.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Research and development	$101	$122	$328	$451
Manufacturing and production	37	45	123	148
General and administrative	217	194	640	666

Total stock-based compensation expense	$355	$361	$1,091	$1,265

During the nine months ended September 30, 2009 and 2008, the Company granted stock-based awards with a total estimated value of $1.6 million and $1.3 million, respectively. At September 30, 2009, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $1.5 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2009 and 2008, was equal to 3.0% and 1.4%, respectively, of outstanding shares of common stock at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2009 and 2008, other comprehensive gain (loss) was $0.2 million and $(0.2) million, respectively, and total comprehensive loss was $6.8 million and $10.0 million, respectively. For the nine months ended September 30, 2009 and 2008, other comprehensive gain (loss) was $0.5 million and $(0.5) million, respectively, and total comprehensive loss was $20.7 million and $28.3 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Employee compensation	$1,659	$2,575
Clinical trial accruals	2,799	1,795
Accounts payable	453	677
Other accrued liabilities	1,097	1,062

Total accounts payable and accrued expenses	$6,008	$6,109

5.	COMMITMENTS AND CONTINGENCIES

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

6.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

September 30, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$5,528	$32	$—	$5,560
Government-sponsored enterprise securities	14,024	7	—	14,031
Corporate bonds	1,000	—	7	993
Certificates of deposit	1,809	—	1	1,808

	$22,361	$39	$8	$22,392

December 31, 2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$2,980	$65	$—	$3,045
Government-sponsored enterprise securities	2,988	12	—	3,000
Corporate bonds	2,994	—	99	2,895
Corporate asset backed securities	50	—	6	44
Certificates of deposit	3,521	—	—	3,521

	$12,533	$77	$105	$12,505

At September 30, 2009, $2.0 million of these securities mature outside of one year. Net realized losses on sales of available-for-sale securities were $0.2 million for the nine months ended September 30, 2008. As of September 30, 2009, none of the securities have been in a continuous unrealized loss position longer than 12 months.

7.	LONG-TERM INVESTMENTS

As of September 30, 2009, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At September 30, 2009, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on the valuation models of the individual securities, the Company has recognized cumulative losses of $1.6 million as of September 30, 2009, of which $0.4 million was realized during the nine months ended September 30, 2009. This loss is included in other income and expense. No losses were realized during the three months ended September 30, 2009. The market value of these securities has partially recovered from the lows that created the loss. As of September 30, 2009 the Company has recorded cumulative unrealized gains of $0.5 million. The resulting carrying value of the auction rate securities at September 30, 2009, was $5.5 million and is included in long-term investments. Any future decline in market value will result in additional losses being recognized.

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

The Company adopted authoritative guidance on January 1, 2008. This guidance, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash, cash equivalents, marketable securities and long-term investments measured at fair value as of September 30, 2009, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,808	$—	$—	$1,808
Money market funds	23,837	—	—	23,837
U.S. treasury securities	5,560	—	—	5,560
Government-sponsored enterprise securities	—	14,031	—	14,031
Corporate bonds	—	993	—	993
Auction rate securities	—	—	5,451	5,451

	$31,205	$15,024	$5,451	$51,680

The Company’s investments in U.S. treasury securities and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2009. The Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ending September 30, 2009
Balance at December 31, 2008	$5,410
Total net unrealized losses included in earnings	(427)
Total net unrealized gains included in other comprehensive income	489
Net transfers in and/out of Level 3	(21)

Balance at September 30, 2009	$5,451

Amount of total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(427)

Unrealized losses related to Level 3 assets included in earnings for the nine months ended September 30, 2009, are included in investment and other income.

9.	STOCKHOLDERS’ EQUITY

In May 2009, the Company completed a $20.0 million registered direct offering of its securities to three institutional investors. Under the terms of the Securities Purchase Agreements for the offering, the Company sold an aggregate of 8,666,667 shares of its common stock and warrants to purchase up to an aggregate of 4,333,333 additional shares of its common stock. Each unit, consisting of one share of common stock and a warrant to purchase approximately one-half of a share of common stock, was sold for a purchase price of $2.3125. Net proceeds from the offering, after deducting related expenses, totaled $18.9 million. The warrants to purchase additional shares will be exercisable six months after issuance at $2.25 per share and will expire 90 days from the date they are first exercisable. The estimated fair value of the warrants is included in additional paid in capital. All of the securities were offered pursuant to an effective shelf registration statement.

In July 2009, the Company completed a $10.0 million registered direct offering of its common stock to the Federated Kaufmann Funds. Under the terms of the Common Stock Purchase Agreement for the offering, the Company sold an aggregate of 2,754,821 shares of its common stock for a purchase price of $3.63 per share. Net proceeds from the offering, after deducting related expenses, totaled $9.9 million. All of the shares of common stock were offered pursuant to an effective shelf registration statement.

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

We currently have five active independent clinical and pre-clinical development programs in the areas of infectious disease and cancer including:

•

A Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which is being funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•	A Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants;

•	A completed Phase 1 clinical trial using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	A preclinical program using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant; and

•	A preclinical program using our CyMVectin™ prophylactic vaccine to prevent CMV infection before and during pregnancy to preclude fetal transmission.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following two approvals in veterinary applications:

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

Product Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation and disease after transplant	Phase 2 - enrollment complete	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1 completed	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Preclinical	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before and during pregnancy to preclude fetal transmission	Preclinical	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups to reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	NDA filed in Japan, Phase 2 completed in the United States	AnGes

Angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3 – enrollment complete	Sanofi-aventis

Angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to heart affected by ischemia	Phase 1 completed in the United States	AnGes

Therapeutic vaccine encoding carcinoembryonic antigen and human epidermal growth factor receptor 2	Treat breast, colorectal, ovarian or non-small cell lung cancer	Phase 1	Merck

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

Therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Conditional approval in the United States	Merial
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Significant Progress in our Influenza Program

•

We were awarded a contract by the U.S. Navy for $1.25 million to support large-scale cGMP vaccine manufacturing and related clinical and regulatory preparations for a Phase 1 clinical trial of our vaccine against H1N1 pandemic influenza (swine flu). The trial will be conducted in collaboration with the U.S. Naval Medical Research Center.

•

Our DNA vaccine against H1N1 pandemic influenza (swine flu) demonstrated robust immune responses in 100% of vaccinated animals (mice and rabbits) against virus strains isolated from recent outbreaks in three distinct geographic regions — California, Texas and Mexico.

•

We were issued U.S. Patent No. 7,582,613 covering Vaxfectin®-formulated DNA vaccines for influenza. The patent provides broad coverage for any circulating or potential influenza viruses, including both seasonal and pandemic strains.

Continued Progress in our Partnership Programs

•

Our licensee, sanofi-aventis, has completed enrollment in a multinational 500-patient pivotal Phase 3 clinical trial of its angiogenesis therapy for peripheral arterial disease. Sanofi-aventis expects final data from this trial in late 2010.

•

We received a $2.5 million cash payment from AnGes related to continued progress in our ongoing Allovectin-7® Phase 3 metastatic melanoma trial. Through a series of cash payments and equity investments under a previously announced collaborative agreement, we have now received the full $22.6 million committed by AnGes.

•

We entered into an exclusive agreement with Teva Pharmaceutical Industries Ltd. for sales and marketing of Allovectin-7® in Israel. Teva has agreed to pay us upfront and milestone payments in exchange for the rights to an exclusive license in Israel.

Continued Progress in our CMV Program

•

Our TransVax™ therapeutic DNA CMV vaccine provided promising results compared with placebo across a broad range of clinical efficacy endpoints at the four-month interim analysis in an ongoing Phase 2 trial. T-cell responses to both CMV antigens encoded by our vaccine, noted in our four-month interim analysis, were sustained through a seven-month analysis.

Other Significant Events

•

We received gross proceeds of approximately $10.0 million from the sale of our common stock in a registered direct offering. We sold an aggregate of 2,754,821 shares of our common stock for a purchase price of $3.63 per share. Net proceeds from the offering, after deducting related expenses, totaled $9.9 million.

•

We presented encouraging results from animal studies of a peptide-based cancer vaccine formulated with our Vaxfectin® adjuvant. The data demonstrated the adjuvant’s ability to enhance immune responses of cancer antigen-based vaccines in addition to a broad variety of DNA- and protein-based vaccines against infectious diseases. The Vaxfectin® -adjuvanted cancer peptide also demonstrated a significant reduction of lung tumors and increased survival in preclinical studies.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $157.0 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2009	2008	2009	2008
Navy dengue manufacturing contract	$1.3	$—	$1.3	$—
Navy H1N1 contract	0.2	—	0.2	—
RapidResponse™ DNA manufacturing grant	0.3	0.4	0.8	1.1
Other contracts and grants	0.2	0.3	0.4	0.5

Total contract and grant revenues	2.0	0.7	2.7	1.6

AnGes licenses	1.7	—	5.3	3.1
Merck license	—	—	1.5	—
Other royalties and licenses	0.2	0.1	0.6	0.6

Total royalty and license revenues	1.9	0.1	7.4	3.7

Total revenues	$3.9	$0.8	$10.1	$5.3

Research, development, manufacturing and production costs by major program, as well as other costs were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2009	2008	2009	2008
Allovectin-7®	$5.2	$4.4	$15.5	$13.3
CMV	1.0	1.6	4.0	4.2
Pandemic influenza	0.4	1.0	0.9	4.0
Other research, development, manufacturing and production	2.6	1.9	5.3	6.6

Total research, development, manufacturing and production	$9.2	$8.9	$25.7	$28.1

Since our inception, we estimate that we have spent approximately $375 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of our vaccine candidates for CMV and our vaccine candidates for pandemic influenza and these programs will require significant additional funding to advance through development to commercialization. From inception, we have spent approximately $111 million on our Allovectin-7® program, $49 million on our CMV programs, and $22 million on our pandemic influenza programs.

We have other product candidates in the preclinical and research stage. It can take many years to develop product candidates from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of September 30, 2009, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $3.0 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended September 30, 2009, Compared with Three Months Ended September 30, 2008

Total Revenues. Total revenues increased $3.1 million, or 362.4%, to $3.9 million for the three months ended September 30, 2009, from $0.8 million for the three months ended September 30, 2008. Our license and royalty revenue increased by $1.8 million which was primarily the result of a $1.7 million increase in revenue related to our Allovectin-7® license agreement with AnGes. Our contract and grant revenue increased by $1.3 million which was primarily the result of the recognition of revenue related to the delivery of a dengue vaccine to the Navy.

Research and Development Expenses. Research and development expenses decreased $0.8 million, or 13.2%, to $5.4 million for the three months ended September 30, 2009, from $6.2 million for the three months ended September 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin-7® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.1 million, or 39.1%, to $3.8 million for the three months ended September 30, 2009, from $2.7 million for the three months ended September 30, 2008. This increase was primarily the result of the recognition of capitalized costs related to the delivery of a dengue vaccine that we manufactured for the U.S. Navy, which was partially offset by a decrease in personnel costs attributed to our November 2008 work force reduction.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 15.3%, to $1.8 million for the three months ended September 30, 2009, from $2.1 million for the three months ended September 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction.

Investment and Other Income (Expense). Investment and other income decreased $0.3 million, or 82.4%, to $0.1 million for the three months ended September 30, 2009, from $0.4 million for the three months ended September 30, 2008. This decrease was primarily the result of lower rates of return on our investments during the three months ended September 30, 2009.

Interest Expense. Interest expense decreased $4,000, or 100.0%, to zero for the three months ended September 30, 2009, from $4,000 for the three months ended September 30, 2008. The decrease was the result of the repayment of the principal amounts outstanding on our equipment financing obligations.

Nine Months Ended September 30, 2009, Compared with Nine Months Ended September 30, 2008

Total Revenues. Total revenues increased $4.8 million, or 90.0%, to $10.1 million for the nine months ended September 30, 2009, from $5.3 million for the nine months ended September 30, 2008. Our license and royalty revenue increased by $3.7 million, which was primarily the result of a $3.2 million increase in revenue related to our Allovectin-7® license agreement with AnGes. Our contract and grant revenue increased by $1.1 million which was primarily the result of the recognition of revenue related to the delivery of a dengue vaccine we manufactured for the U.S. Navy.

Research and Development Expenses. Research and development expenses decreased $2.0 million, or 10.4%, to $17.3 million for the nine months ended September 30, 2009, from $19.3 million for the nine months ended September 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin-7® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.3 million, or 3.5%, to $8.5 million for the nine months ended September 30, 2009, from $8.8 million for the nine months ended September 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction. which was partially offset by the recognition of capitalized costs related to the delivery of a dengue vaccine that we manufactured for the U.S. Navy.

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 13.7%, to $5.5 million for the nine months ended September 30, 2009, from $6.4 million for the nine months ended September 30, 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction.

Investment and Other Income (Expense). Investment and other income decreased $1.4 million, or 105.7%, to $(0.1) million for the nine months ended September 30, 2009, from $1.3 million for the nine months ended September 30, 2008. This decrease was primarily the result of the recognition of a $0.4 million dollar loss on our auction rate securities and lower rates of return on our investments during the nine months ended September 30, 2009.

Interest Expense. Interest expense decreased $17,000, or 89.5%, to $2,000 for the nine months ended September 30, 2009, from $19,000 for the nine months ended September 30, 2008. The decrease was the result of lower principal amounts outstanding on our equipment financing obligations.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through September 30, 2009, we have received approximately $157.0 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $329.0 million from the sale of equity securities. Cash, cash equivalents, and marketable securities, including long-term investments and restricted securities, totaled $54.5 million at September 30, 2009, compared with $41.7 million at December 31, 2008. The increase in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2009, was due primarily to raising net proceeds of $28.8 million through sales of our securities, which was partially offset by the use of cash to fund our operations.

Net cash used in operating activities was $15.5 million and $24.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2009, compared with the same period in the prior year, was primarily the result of a decrease in our net loss from operations combined with an increase in deferred revenue related our Allovectin-7® research and development contract with AnGes.

Net cash (used in) provided by investing activities was $(13.1) million and $17.9 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in cash provided by investing activities for the nine months ended September 30, 2009, compared with the same period in the prior year, was primarily the result of a decrease in proceeds from net maturities of investments.

Net cash provided by financing activities was $28.7 million and $3.5 million for the nine months ended September 30, 2009 and 2008, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2009, compared with the same period in the prior year, was primarily the result of an increase in net proceeds from the sale of our securities.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2009, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At September 30, 2009 the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our high-grade auction rate securities held at September 30, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2009, we had recognized $1.6 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. In an effort to reduce expenditures and focus our efforts on our most advanced product development programs, we initiated restructuring activities in November 2008. These activities included a work force reduction of approximately 20% and the accelerated closure of a research facility in January 2009. We expect these activities to result in approximately $3.7 million in annual savings. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file an effective shelf registration statement that allows us to raise up to an additional $40.2 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2010.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at September 30, 2009, is approximately $18.4 million, of which approximately $7.8 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met, up to and including regulatory approval. In the event that regulatory approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of nine months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.7 million if each such executive officer and other executive was terminated at September 30, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, and marketable securities. The average maturity of our non-equity investments, excluding our auction rate securities, is approximately five months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our non-equity investments at September 30, 2009.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2009, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At September 30, 2009 the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at September 30, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2009, we had recognized $1.6 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in ongoing clinical evaluation include Allovectin-7®, for which we announced the initiation of Phase 3 clinical testing in 2007, TransVax™, for which we reported interim results from a Phase 2 clinical study in 2009, and our H5N1 pandemic influenza vaccine, for which we completed a Phase 1 study in 2008. We may not be able to enroll sufficient patients in a timely manner and we may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. TransVax™ may not meet the end points in the Phase 2 trial and we may not conduct additional TransVax™ trials. We may not conduct additional pandemic influenza trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

(*) Our revenues partially depend on the development and commercialization of products in collaboration with others to whom we have licensed our technologies. If our collaborators or licensees are not successful, or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements or may be forced to curtail our development and commercialization of certain products.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $36.9 million, $35.9 million and $23.1 million for the years ended December 31, 2008, 2007 and 2006, respectively. As of September 30, 2009, we had incurred cumulative net losses totaling approximately $280.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file an effective shelf registration statement that allows us to raise up to an additional $40.2 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. For example, one patient in our Allovectin-7® Phase 2 trial conducted in 2000, died from progressive disease more than two months after receiving Allovectin-7® and other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient’s death. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, in our TransVax™ Phase 2 trial, we have administered TransVax™ to patients who are at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events.

(*)Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

We are the assignee or co-assignee of 65 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, maintained in amended form, and was subject to an appeal which was recently withdrawn, resulting in the reinstatement of the patent; and a patent granted in Europe covering gene-based, extra-tumoral delivery of any cytokine for the treatment of cancer has also been opposed, and has since been withdrawn by us in favor of filing a new divisional application. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

We are also prosecuting 82 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Two of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2009, our long-term investments included (at par value) $6.5 million auction rate securities secured by municipal bonds and student loans. At September 30, 2009 the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at September 30, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2009, we had recognized $1.6 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2006, to September 30, 2009, our stock price has ranged from $1.04 to $7.58. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We have on file an effective shelf registration statement that allows us to raise up to an additional $40.2 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1)	Amended and Restated Bylaws.

3.2(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(3)	Form of Common Stock Purchase Agreement dated July 27, 2009 between Vical and certain investors.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.

(3)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on July 28, 2009.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 6, 2009	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)