Form 10-K
period 2009-12-31
VICAL INC
filed 2010-02-25
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐    Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐     Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Global Market on June 30, 2009, was approximately $114,513,396.

The number of shares of common stock outstanding as of February 23, 2010, was 56,175,725.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2010	Part III

VICAL INCORPORATED

FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 24 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

PART I

ITEM 1. BUSINESS

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. We believe the following areas of research offer the greatest potential for near-term commercialization for us and our partners:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant needs;

•	Vaccines for general pediatric, adolescent and adult populations for infectious disease applications;

•	Cancer vaccines or immunotherapies which complement our existing programs and core expertise; and

•	Gene-based delivery of therapeutic proteins, such as angiogenic growth factors, for treatment of cardiovascular diseases.

We currently have five active independent clinical and preclinical development programs in the areas of infectious disease and cancer including:

•

A fully enrolled Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which has been funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•	A fully enrolled Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants;

•	Completed Phase 1 clinical trials using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	A preclinical program using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant; and

•	A preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy to preclude fetal transmission.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in approvals in veterinary applications, which we believe are important steps in the validation of our DNA delivery technology:

•	In 2005, our licensee Aqua Health received approval from the Canadian Food Inspection Agency to sell a DNA vaccine, Apex-IHN®, to protect farm-raised salmon against a lethal infectious disease.

•

In 2009, our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to market a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma. We believe that Merial’s vaccine is the first cancer vaccine ever approved for therapeutic use.

Furthermore, our partners, sanofi-aventis and AnGes, have applied our technologies to the local and sustained delivery of genes that encode angiogenic growth factors that promote the growth of blood vessels. Our licensee sanofi-aventis, has confirmed the completion of enrollment in its pivotal Phase 3 clinical trial of its angiogenesis therapy. Sanofi-aventis expects final data from this trial in late 2010. Our licensee AnGes recently reported approval by the U.S. Food and Drug Administration, or FDA, of the Special Protocol Assessment

agreement for a Phase 3 clinical trial of its Collategene™ angiogenesis product for patients with advanced peripheral arterial disease, or PAD. AnGes has also submitted a New Drug Application, or NDA, to the Japanese Ministry of Health, Labor and Welfare for Collategene™, for indications related to PAD and Buerger’s disease.

In addition, we have licensed complementary technologies from leading research institutions, pharmaceutical companies, and the National Institutes of Health, or NIH. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to 11 leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of our technology on terms to be negotiated.

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

Since the initial discovery of our DNA delivery technology, our researchers have improved the design of our plasmids to provide increases in efficiency of gene expression and immunogenicity. In addition, we continue to develop other formulations, adjuvants, and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers and other approaches to enhance DNA expression or increase the immune response in DNA vaccine applications. We own broad patent rights in the United States and in key foreign markets to certain non-viral polynucleotide delivery technologies. Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery. Benefits of our DNA delivery technologies may include the following, which may enable us to offer novel treatment alternatives for diseases that are currently poorly addressed:

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

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in four broad areas of application:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or dead pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to market its proprietary product, Apex-IHN®, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, or IHNV, and again in late 2009, when our licensee, Merial, received approval from the USDA to sell a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma.

Vaccines are generally recognized as the most cost-effective approach for infectious disease healthcare. However, the technical limitations of conventional vaccine approaches have constrained the development of effective vaccines for many diseases. Development of vaccines based on conventional methods requires significant infrastructure in research and manufacturing. In addition, the safety risks associated with certain conventional vaccine approaches may offset their potential benefits. We believe our potential vaccine products may be simpler to manufacture than vaccines made using live viruses or protein subunit approaches, including those involving mammalian, avian or insect cell, or egg-based, culture procedures. In addition, our DNA delivery technologies may accelerate certain aspects of vaccine product development such as nonclinical evaluation and manufacturing.

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

We have researched delivery enhancements that may complement our core DNA delivery technology and may help us develop cancer therapies. Our current clinical-stage approach consists of directly injecting solid tumors with plasmids which, upon uptake into cells, direct the production of the encoded immunostimulatory proteins to generate a local, regional and systemic effect. The plasmids are formulated with a cationic lipid-based delivery system. The ease of manufacture, convenience, and ability to repeat administration may offer advantages over current modalities of therapy. In addition, cancer therapies using non-viral DNA delivery may offer an added margin of safety compared with viral-based delivery, as no viral particles or other potentially infectious agents are contained in the formulation.

Human studies utilizing this approach demonstrated anti-tumor effects and were found to be safe with a very low incidence of treatment-related serious adverse events. In addition, studies in animals have demonstrated the potential efficacy of this approach. Further validation of DNA technology in cancer vaccine applications occurred in late 2009, when our licensee Merial received approval from the USDA to sell a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma.

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

PAD is caused by atherosclerosis in association with hypertension, hypercholesterolemia, cigarette smoking or diabetes. PAD is a common circulatory problem in which narrowed arteries reduce the blood flow to the limbs. Early symptoms of PAD include transient pain in the legs upon walking, a condition called intermittent claudication, which is caused by ischemia. Approximately 25% of ischemic patients will progress to develop CLI, which is associated with pain at rest and ulcers, and frequently requires amputation. Altogether approximately 30% of patients with PAD die within 5 years of developing PAD, rising to approximately 50% after 10 years, which represents a mortality rate exceeding most other vascular conditions including CAD. The number of therapeutic options for PAD remains very limited in comparison with other areas of cardiovascular medicine and the healthcare burden associated with amputations in the U.S. is estimated to be greater than $10 billion per year.

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

Infectious Disease Vaccines. Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the Centers for Disease Control and Prevention, or CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we have primarily focused our resources on the development of DNA based vaccines against CMV and pandemic influenza. We believe our technologies may lead to the development of novel preventive or therapeutic vaccines for infectious disease targets. DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

Cancer Therapies. In the cancer area, we are focusing our resources on the development of Allovectin-7® initially as a potential treatment for metastatic melanoma, an aggressive form of skin cancer. Allovectin-7® is a plasmid/lipid formulation containing the DNA sequences encoding HLA-B7 and b2 microglobulin, which together form a Major Histocompatibility Complex, or MHC, Class I antigen. Injection of Allovectin-7® directly into tumors is designed to stimulate a systemic immune response against both local and distant metastatic tumors. In previous human clinical trials, Allovectin-7® has shown evidence of activity against other types of cancer, and could potentially be used to treat any injectable immunoreactive solid tumor.

Enhance and Expand Our Technologies

We are actively pursuing the refinement of our plasmids and formulations, the evaluation of potential enhancements to our core technologies and the exploration of additional DNA delivery technologies. We are developing future product candidates based on these technologies through nonclinical and clinical testing to determine their safety and effectiveness. We also seek to develop additional applications for our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or additional licensing opportunities. In addition, we continually evaluate compatible technologies or products that may be of potential interest for in-licensing or acquisition. We license intellectual property from companies holding complementary technologies to leverage the potential of our own DNA delivery technologies and to further the discovery of innovative therapies for internal development.

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

Product Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3—enrollment completed	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation and disease after transplant	Phase 2—enrollment completed	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1 completed	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Preclinical	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before and during pregnancy to preclude fetal transmission	Preclinical	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups to reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	NDA filed in Japan, Phase 2 completed in the United States	AnGes

Temusi® angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3—enrollment completed	Sanofi-aventis

Angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to heart affected by ischemia	Phase 1 completed in the United States	AnGes

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

[1]

“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is undergoing toxicology testing in preparation for initial human clinical testing. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the product candidate. “Phase 3” clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.

Independent Programs Targeting Infectious Diseases

CMV Vaccines

CMV is a ubiquitous herpes virus that can cause serious complications in two distinct patient populations: immunocompromised transplant patients and children born to women initially infected during pregnancy. We are currently developing two CMV vaccines: TransVax™ and CyMVectin™. TransVax™ is designed to serve the first patient population by preventing CMV reactivation or infection in transplant recipients. CyMVectin™ is designed to serve the second much larger patient population by preventing congenital infection by vaccinating women before pregnancy, which we believe represents a major commercial opportunity and may ultimately lead to universal pediatric vaccination.

TransVax™

We initially developed TransVax™ as a pathway to establish a CMV vaccine proof of concept in a relatively small patient population. We decided to specifically target patients who were susceptible to CMV reactivation in hematopoietic cell transplant, or HCT, transplants. Therefore we designed a vaccine that would primarily induce a cellular immune response. TransVax™ is a plasmid DNA vaccine that induces both T-cell and antibody responses by expressing two antigens, phosphoprotein 65, or pp65, and glycoprotein B, or gB. The tegument protein, pp65, is a major antigen recognized by T cells in CMV-infected individuals. The gB protein is a major surface antigen of CMV and a primary target of neutralizing antibodies. The gB protein is also a major CMV antigen recognized by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of gB-specific T cells following DNA vaccination may provide an additional antiviral mechanism that could act to reduce CMV replication and viral loads shortly after infection. The vaccine is also formulated with poloxamer CRL1005, which has been shown in nonclinical studies by us and others to enhance gene expression and immune responses.

A Phase 1 trial in normal healthy subjects was conducted to assess the safety and immunogenicity of TransVax™. Forty-four healthy adult subjects (22 CMV seronegative and 22 CMV seropositive) were enrolled in the trial. Thirty-two subjects received 1- or 5-mg doses of vaccine on a 0-, 2-, and 8-week schedule, and 12 subjects received 5-mg doses of vaccine on a 0-, 3-, 7-, and 28-day schedule. Overall, the vaccine was well tolerated, with no serious adverse events. Through week 16 of the study, 45.5% of CMV-seronegative subjects and 25.0% of CMV-seropositive subjects who received the full vaccine series demonstrated immune responses to the vaccine. CMV-specific memory T-cell responses were detected in 68.1% of CMV-seronegative subjects at week 32.

A multicenter Phase 2 trial is currently being conducted in 94 CMV-seropositive HCT recipients (14 donor-recipient pairs and 80 recipient-only subjects), randomized 1:1 for vaccine or placebo. Subjects enrolled were 18-65 years old, CMV seropositive, and diagnosed with selected leukemias or lymphomas. Subjects received vaccine 3 to 5 days prior to transplant, and 21-42, 84 and 196 days after transplant. The dosing schedule coincides with the anticipated reactivation of CMV in HCT transplant patients. Enrollment in the trial was completed in November 2008 and a 1-year follow up was completed in November 2009. In 2008, an interim analysis of the 4-month data was performed. The data favored the vaccine group for all viral load endpoints and T-cell responses. Of 74 evaluable subjects in the recipient-only cohort, 12 subjects in the vaccine group experienced CMV reactivation (>500 copies/mL), compared to 17 subjects in the placebo group; a 40% difference. A 67% difference was shown for recurrence of CMV infection, i.e., subjects with two or more episodes of viral detection (>500 copies/mL). The duration of viremia, total viral load (area under the curve), and peak viral load were also analyzed, and were 35%, 24%, and 70% lower for the vaccine group, respectively. Strong T-cell responses against gB and pp65 were reported for the vaccine group at 4 months and were maintained for at least 7 months. The trial is currently in the final stages of data collection and analysis, which is expected to be completed in mid-2010.

In 2005, the Office of Orphan Products Development of the FDA designated TransVax™ as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity.

CyMVectin™

CMV is the leading cause of infectious disease related birth defects. Once a woman becomes infected with CMV during pregnancy, there are no treatment alternatives. CyMVectin™ was designed to prevent CMV infection prior to pregnancy by primarily inducing an antibody response. We believe this may ultimately reduce birth defects caused by CMV. In addition, prior maternal CMV infection is associated with protection against secondary infection in pregnant women and reduction of congenital infection.

CyMVectin™ consists of pDNA that encodes the human CMV gB antigen either alone or with pDNA that encodes the human CMV pp65 antigen. The product is formulated with our proprietary lipid-based adjuvant Vaxfectin®. Vaxfectin® has been shown in nonclinical and clinical studies by us and others to enhance immune responses, particularly antibody responses, to expressed immunogens. A gB protein-based vaccine, developed by others, has shown some protection against CMV infection in a Phase 2 clinical trial. Nonclinical studies performed in rabbit and mouse animal models have demonstrated the ability to induce high titers of gB-specific antibodies in animals receiving the gB plasmid. Rabbit studies of gB pDNA administered intramuscularly demonstrated an approximate 10-fold enhancement of gB antibodies with Vaxfectin® as an adjuvant when compared to gB pDNA in phosphate-buffered saline. Similarly, mouse studies also demonstrated this added benefit of Vaxfectin® as an adjuvant. The results of these studies support both our past experience and other published studies which indicate that immune responses can be induced by pDNA vaccination and that formulation with Vaxfectin® enhances those immune responses. Repeat dose safety studies in rabbits with Vaxfectin®-formulated gB and pp65 plasmids have enabled the allowance of an IND to initiate clinical evaluation of CyMVectin™.

About CMV

Cytomegalovirus infects between 50% and 80% of adults in the United States by 40 years of age. Although most healthy people who are infected by CMV after birth are asymptomatic, CMV can affect certain high-risk groups including immunocompromised individuals and prenatal or postnatal infants. Significant mortality and morbidity are observed in the immunocompromised populations, especially HCT and solid organ transplant, or SOT, recipients. In CMV-seropositive HCT recipients, the incidence of CMV reactivation in the first 100 days following transplantation is 50-70% in the absence of prophylaxis. The incidence is reduced to approximately 5% by the use of preemptive antiviral therapy, but currently available antiviral therapies are associated with drug toxicity, are costly, may lead to drug resistance and provide incomplete efficacy. Late-onset CMV reactivation may also occur after antiviral therapy is discontinued.

Currently no vaccine is approved for the prevention of CMV infection. The only approved treatment for CMV in HCT patients is Cytovene (Ganciclovir), although other antivirals are used off label, such as Valganciclovir, Foscarnet, and Cidofovir. We believe a vaccine that enables the patient’s immune system to control CMV infection, thereby reducing the need for antiviral therapy, would be a valuable therapeutic option for HCT recipients. The control of CMV in immunocompromised persons is primarily associated with T-cell mediated immune responses.

CMV-seropositive HCT and SOT recipients represent important populations for the prevention of CMV reactivation and reduction in antiviral therapy. Approximately 45,000 HCT transplants and 55,000 SOT transplants are performed annually in the United States and Europe. We believe these populations represent a significant market potential for our TransVax™ vaccine.

CMV is the most common intrauterine infection in the United States, occurring in about 1 in 150 live-born infants and resulting in permanent disabilities, such as mental retardation, hearing loss and vision loss, in approximately 8,000 children per year, and 400 deaths annually. Most symptomatic congenital infections occur following a primary maternal infection during pregnancy. Contact with infected young children is the primary source of infection in pregnant women, especially those exposed to children in daycare environments.

DNA vaccine induction of CMV-specific antibodies and T-cell responses may prevent or limit CMV infection in CMV-seronegative females before and during pregnancy, which could impact perinatal transmission and newborn infections. We believe that this population represents a significant market potential for our CyMVectin™ vaccine, as there are more than 20 million CMV-seronegative women of childbearing age in the United States.

Pandemic Influenza Vaccine

In 2005, we applied our DNA delivery technology to the development of a pandemic influenza vaccine formulated with our proprietary adjuvant Vaxfectin®. Our approach is to include vaccine components which we believe will provide potential cross strain protection, particularly against severe disease and mortality, unlike conventional influenza vaccines which provide symptomatic relief through antibodies alone and are unlikely to protect against severe disease and mortality if the strain match is not correct.

Avian Influenza—H5N1

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

In 2007, we initiated a Phase 1 trial of our Vaxfectin®-formulated H5N1 pandemic influenza vaccine. The double-blind, placebo-controlled trial evaluated safety, tolerability and immune responses in 56 healthy volunteers age 18 to 45. Later in 2007, we initiated a second Phase 1 trial to evaluate vaccination with needle-free injection in a double-blind, placebo-controlled trial to evaluate safety, tolerability and immune response in 47 volunteers ages 18 to 45.

In 2008, we completed our Phase 1 H5N1 pandemic influenza trials. The data demonstrated that a Vaxfectin®-formulated DNA vaccine can achieve significant immune responses against H5N1 pandemic influenza in humans. The data suggested that the vaccine was well-tolerated and achieved potentially protective levels of antibody responses (H5 hemagglutination inhibition, or HI, titers of at least 40 and at least a four-fold increase from baseline) in at least 47% and up to 67% of evaluable subjects in the higher H5 dose cohorts in the trials. The data also showed that in the highest H5 dose cohorts, responses peaked by Day 56 and were sustained in 80% to 100% of the responders through the end of the study at Day 182. The vaccines demonstrated cross-clade antibody responses against two different strains in the trials and also induced T-cell responses against a matching strain of influenza virus in 75% to 100% of the subjects for at least six months. No significant safety issues were observed at any of the doses tested.

We are seeking additional funding before proceeding with further development of our H5N1 pandemic influenza vaccine. We believe we can further optimize the vaccine dose and formulation ratio, confirm safety and immunogenicity in a larger number of subjects, and leverage the proof of concept for our DNA vaccine platform and Vaxfectin® adjuvant into additional indications.

Swine Influenza—H1N1

In response to the outbreak of 2009 swine-origin H1N1 viruses in Mexico City and the United States, we entered into a Cooperative Research and Development Agreement with the Naval Medical Research Center of the U.S. Navy, or NMRC, to develop a H1N1 DNA vaccine formulated with our Vaxfectin® adjuvant. We initiated the development of a Vaxfectin®-formulated H1 HA DNA vaccine derived from the A/California/04/09 (H1N1) virus. We were the first company to produce a vaccine prototype after the 2009 outbreak, and to demonstrate immunogenicity data in two animal species. The vaccine was produced in a matter of weeks and demonstrated robust immune responses well above the accepted protection threshold in 100% of vaccinated mice and rabbits after a standard two-dose vaccine regimen. In addition, at least 75% of vaccinated animals achieved or exceeded the protection threshold after a single dose of vaccine. We have completed current Good Manufacturing Practices, or cGMP, manufacturing of the Vaxfectin®-formulated H1 HA DNA vaccine. We expect to begin a Phase 1 clinical trial in the first quarter of 2010. Funding for the preclinical, regulatory and manufacturing activities were provided by the Department of Defense’s Transformational Medical Technologies Initiative, or TMTI. TMTI’s stated mission is to protect active U.S. military personnel against emerging and genetically altered biological threats by discovering and developing medical counter measures. Funding for the Phase 1 trial is expected to be provided by the U.S. Navy. We believe that positive safety and immunogenicity data derived from the Phase 1 trial will enhance our efforts to further develop the Vaxfectin®-formulated DNA vaccine platform. We believe our efforts to date in response to the 2009 pandemic H1N1 pandemic exemplified our ability to rapidly respond to a previously-unknown pathogen and to develop a high potency vaccine candidate in short order. We are building the ability to respond to emerging pathogens in addition to influenza viruses and provide the opportunity to create and produce vaccines at an unprecedented rate.

About Influenza

Pandemic influenza is virulent human influenza that causes a global outbreak, or pandemic, of serious illness. A pandemic could begin if an avian- or swine-origin influenza virus or another influenza strain changes to a form that can spread easily from person to person. Avian-origin influenza is caused by influenza A viruses that occur naturally among wild birds. Most of the hundreds of strains of avian influenza virus remain in birds and cause only mild disease symptoms. Some strains of H5N1 avian influenza virus have become highly pathogenic in recent years and can be deadly to domestic poultry as well as certain wild birds. Certain strains can also be transmitted from birds to humans. Most cases of H5N1 influenza infection in humans have resulted from contact with infected poultry or surfaces contaminated by infected birds. The spread of H5N1 virus from person to person has been limited, but continued changes to the H5N1 virus could result in a strain that is more easily spread from person to person. Because humans have no prior exposure to H5, they have no immunity. Symptoms of avian influenza in humans have ranged from typical human influenza-like symptoms to pneumonia, severe respiratory complications, and death. Swine-origin influenza is caused by influenza A viruses that occur in domestic pigs. The 2009 outbreaks of H1N1 swine-origin influenza caused serious disease or death primarily in people with underlying health issues or young people with no prior exposure to related H1 influenza viruses. Most healthy adults infected by H1N1 swine-origin influenza have suffered from typical symptomatic disease and have recovered fully with no treatment or palliative treatment.

Other Infectious Diseases

We are also developing or have developed vaccines for other infectious diseases. For example, in April 2008 we were awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from the NIAID. The grant will fund the ongoing development of our immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, HSV-2, a sexually transmitted virus which is the leading cause of genital herpes. The HSV-2 vaccine will also be evaluated with our Vaxfectin® adjuvant.

In addition, the NIH has completed its Phase 1 studies in severe acute respiratory syndrome, or SARS, and has transferred its IND for its SARS DNA vaccine to us. We will evaluate whether to continue development of the vaccine when a medical need arises.

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

Independent Program Targeting Cancer

Allovectin-7®

Allovectin-7® is a plasmid/lipid formulation containing the DNA sequences encoding HLA-B7 and b2 microglobulin, which together form a MHC Class I antigen. We believe injection of Allovectin-7® directly into tumor lesions directs a local, regional and systemic immune response against metastatic tumors through several mechanisms. In HLA-B7 negative patients, a vigorous allogeneic immune response may be initiated against the foreign MHC class I antigen. In all patients, b2 microglobulin may reconstitute normal class I antigen presentation and/or increase tumor antigen presentation to the immune system. In any patient, an innate pro-inflammatory response may occur that induces tumor responses following intralesional injection of the pDNA/lipid complex. The goal of all three of these mechanisms is to initially cause recognition of the tumor at the local site to allow a then-sensitized immune response to recognize un-injected tumors at distant metastatic sites.

In 2001, we began a high-dose, 2 mg, Phase 2 trial evaluating the Allovectin-7® immunotherapeutic alone for patients with stage III or stage IV melanoma, who have few other treatment options. The high-dose Phase 2 trial completed enrollment in 2003. The data showed that the trial had a total of 15 responders among the 127 patients receiving the high dose (11.8%), with four of the patients having complete responses and 11 having partial responses. Data were recently updated after long-term follow-up. The Kaplan-Meier estimated median duration of response was 13.8 months, and all responses were durable with a range of 6 months to 66 months and continuing. The updated Kaplan-Meier median survival was 18.8 months. The safety profile was excellent with no reported Grade 3 or Grade 4 adverse events associated with injection of Allovectin-7®.

Based on detailed guidance received from the FDA in End-of-Phase 2 meetings, we subsequently completed a Special Protocol Assessment, or SPA, with the FDA for a Phase 3 trial of high-dose, 2 mg, Allovectin-7® for certain patients with recurrent Stage III or Stage IV melanoma. The SPA-agreed protocol specifies the trial objectives and design, clinical endpoints, and planned analyses expected to yield data that will support a license application for product approval.

The Phase 3 trial has involved more than 100 clinical sites. Patients may have been previously treated with surgery, adjuvant therapy, and/or biotherapy, but cannot have been previously treated with chemotherapy. The patients were randomized on a 2:1, basis with approximately 250 patients treated with Allovectin-7® and approximately 125 treated with their physician’s choice of either of two chemotherapy agents, dacarbazine or temozolomide. The primary endpoint is a variation on progression-free survival that compares the two trial arms for objective responses that are ongoing at 24 weeks or more after randomization. The study will also evaluate safety and tolerability as well as survival as secondary endpoints. In January 2010 we announced that we had completed enrollment of the planned 375 subjects in our Allovectin-7® Phase 3 trial.

AnGes has provided funding for the clinical trial up to certain limits under a research and development agreement. The funding consisted of purchases by AnGes of $10.85 million of restricted shares of our common stock and additional non-refundable cash payments by AnGes of $11.75 million. All of the funding provided by AnGes, including those funds used to purchase our common stock, must be used for costs related to the Allovectin-7® Phase 3 trial. Under the agreement, we granted to AnGes exclusive marketing rights for Allovectin-7® in specified countries in Asia and AnGes has the opportunity to pursue regulatory approvals in those countries, subject to receipt by us of regulatory approval in the United States. We also granted AnGes certain royalty-bearing licenses to our technology and know-how. AnGes is obligated to pay royalties to us on sales of Allovectin-7® in specified countries in Asia. AnGes also obtained the right to receive royalties from us on all commercial sales of Allovectin-7® outside the specified Asian countries.

In 1999, Allovectin-7® was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity.

About Metastatic Melanoma

The American Cancer Society estimated that approximately 68,700 new diagnoses of, and approximately 8,650 deaths from, melanoma would occur in 2009 in the United States. Overall, the lifetime risk of getting melanoma is now approximately 2% (or 1 in 50) for Caucasians. Currently, there are no consistently effective therapies for advanced cases of melanoma where the cancer has spread beyond its site of origin, or metastasized. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with advanced metastatic melanoma, median survival typically ranges from six to ten months.

FDA-approved drugs for treatment of metastatic melanoma include: hydroxyurea, which is no longer commonly used as a single agent; dacarbazine, and IL-2. The toxicity associated with FDA-approved treatments such as dacarbazine or IL-2 is often significant, resulting in serious or life-threatening side effects in many of the patients treated. Patients with metastatic melanoma often are treated with drugs that are not approved for treatment of metastatic melanoma, such as IFN-a, which is approved as adjuvant therapy to surgery, or temozolomide, which is approved for certain types of brain cancer.

Adjuvant Development

Vaxfectin®

Vaxfectin® is our proprietary, cationic lipid formulation optimized to increase the immune response to vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in pDNA vaccine applications in multiple animal models, including nonhuman primates, in addition to the animal and human influenza studies cited above. Studies of Vaxfectin® -formulated pDNA vaccines against CMV and measles have shown enhanced immunogenicity in rodents and nonhuman primates, respectively. Vaxfectin® has also demonstrated dose-sparing attributes as an adjuvant for protein-based influenza vaccines as well as increased T-cell responses and antitumor responses to formulated peptide-based cancer antigens. In addition to the studies outlined below, there have been a number of published non-clinical infectious disease studies utilizing Vaxfectin® as an adjuvant.

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

Protein Vaccines

Data from a study in mice showed that a seasonal influenza vaccine, sanofi pasteur’s Fluzone® commercial vaccine, when formulated with Vaxfectin® generated up to 200-fold higher antibody responses than an unformulated vaccine at the same dose. Formulation of Fluzone® with Vaxfectin® also allowed a nearly 10-fold reduction in vaccine dose while generating equivalent or better antibody responses compared with unformulated vaccine, even at the lowest doses tested. In separate studies conducted by third parties, sanofi pasteur’s H5N1 pandemic influenza vaccine with no adjuvant achieved target antibody levels in less than half the subjects after two 90 mcg doses—which are six times the normal 15 mcg dose for each strain of seasonal influenza virus that provides 75% to 90% protection against seasonal influenza. In a separate study in mice we evaluated the potential of Vaxfectin® to be used as a dose-sparing agent with a protein-based H5N1 pandemic influenza vaccine currently stockpiled by the U.S. government. We demonstrated that after a single injection, the Vaxfectin®-formulated vaccine yielded five-fold higher antibody responses at the same dose as an unformulated vaccine, and comparable or better antibody responses at one-third the dose of unformulated vaccine. After a second injection, the Vaxfectin®-formulated vaccine yielded nine-fold higher antibody responses at the same dose as the unformulated vaccine, and five-fold better antibody responses at one-third the dose of the unformulated vaccine. Dose-sparing ability could be critical in extending limited vaccine supplies to protect the greatest number of people in the event of a pandemic influenza outbreak.

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

In June 2006, AnGes announced results from its PAD Phase 2 trial in the United States. Efficacy was evaluated in 93 patients out of 104, and safety was evaluated in all 104 patients enrolled. Analysis of efficacy in the overall population showed no statistical significance. However, in a subgroup analysis, the foot transcutaneous partial pressure of oxygen, or TcPO2, in the high dose group increased in a statistically significant manner compared to placebo. Thirty-nine percent of patients in the placebo group, 57% in the low dose, 67% in the middle dose and 80% in the high dose had a TcPO2 above 30mm Hg at six months after the treatment. Although not statistically significant, improvement in ischemic ulcers was seen in the HGF plasmid treated groups compared to the placebo group. The trial did not reveal any significant safety difference among the groups and the HGF treatment appeared to be safe and well tolerated. AnGes concluded that intramuscular injection of the HGF plasmid suggested the potential to improve perfusion in patients with CLI, an advanced stage of PAD.

In January of 2010, AnGes announced the approval by the FDA for a SPA for a Phase 3 clinical trial of its Collategene™ angiogenesis product for patients with advanced PAD. The study will be multinational, randomized and placebo-controlled with a target population of 560 patients. The Phase 3 trial will enroll no option as well as poor option patients with chronic and severe ischemia of the lower limb. No option patients are those unable to receive an endovascular intervention or surgical bypass procedure due to inflow, conduit or outflow reasons or due to a severe and irreversible co-morbidity where surgery is contraindicated. Poor option patients are those unable to receive an endovascular intervention and at high risk for bypass surgery due to their vascular anatomy or severe co-morbid disease. We believe inclusion of poor option patients will open the clinical trial to at least three to four times as many target patients compared to other trials which only include no option patients.

Under the license agreement, we received an initial upfront payment of $1.0 million, and in 2008 we received an additional payment of $1.0 million. Further development may lead to additional milestone and royalty payments. AnGes has the right to terminate this agreement without cause upon tendering written notice to us.

Sanofi-aventis. In 1999, sanofi-aventis began testing the DNA delivery of a gene encoding fibroblast growth factor 1, or FGF-1, an angiogenic growth factor, in patients with CLI. In 2000, sanofi-aventis licensed the rights to our core DNA delivery technology for cardiovascular applications using FGF-1. Published interim results from an open-label Phase 1 clinical trial indicated that the FGF-1 plasmid-based therapeutic was well-tolerated, with no serious adverse events related to the treatment. Interim results reported in this same publication demonstrated reduction in pain and evidence of newly visible blood vessels three months after treatment.

Sanofi-aventis conducted a double-blind, placebo-controlled Phase 2 trial of its FGF-1 plasmid-based therapeutic in the United States and Europe. In March 2006, sanofi-aventis released encouraging data from the Phase 2 trial demonstrating improvement in amputation-free survival in patients with CLI. In 2007, sanofi-aventis announced that it had begun a 500 patient Phase 3 study of the FGF-1 plasmid-based therapeutic, now called Temusi®. The trial is designed to be conducted in patients with CLI, with combined trial endpoints of major amputation or death. Sanofi-aventis has completed enrollment in the Phase 3 trial and expects final data in late 2010.

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

As a result of Merck’s initiation of a Phase 1 clinical trial of another investigational plasmid DNA cancer vaccine and the ongoing development of this vaccine, we received milestone payments of $1.5 million and $1.0 million in 2009 and 2008, respectively. The candidate vaccine is based on our DNA gene delivery technology and encodes human telomerase reverse transcriptase, or hTERT.

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

Merial. In 2004, we granted an exclusive license to Merial for use of our core DNA delivery technology in a therapeutic vaccine designed to aid in extending survival time of dogs with oral melanoma. Under the agreement, Merial is responsible for research and development activities. In March 2009, Merial received approval from the USDA to market the DNA vaccine, now called ONCEPT™. Merial pays royalties to us on sales of the vaccine.

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

Based on encouraging results in prior studies, the NIH initiated a Phase 2a clinical trial in 2005 of the “prime-boost” vaccine approach against HIV in several hundred patients. In 2007, the NIH released results from its Phase 2a HIV vaccine trial using a DNA prime-adenoviral vector boost approach. The results showed the vaccine regimen was safe and well-tolerated, and was effective in inducing T-cell immune responses in up to 70% of the vaccine recipients. The NIH planned to further test the DNA prime-adenoviral vector boost approach in a trial known as the PAVE 100 study, which was designed to enroll 8,500 volunteers. We manufactured the DNA prime component of the vaccine to be used in the PAVE 100 study. The study was to begin recruitment in October 2007, but was postponed following the NIH’s review of interim data from an unrelated Phase 2b trial known as the STEP study which utilized an adenoviral vector vaccine alone. The NIH concluded that the adenoviral vector vaccine failed to prevent HIV infection or reduce viral load, and the vaccinated group in the STEP study exhibited a higher incidence of infection than the placebo group. In July 2008, after soliciting and considering broad input from the scientific and HIV communities, the NIH determined that it would not conduct the PAVE 100 study.

The NIH started enrollment in 2009 of 1,350 HIV-seronegative men in a Phase 2b trial of a prime-boost vaccine regimen for HIV using three doses of DNA vaccine, previously manufactured by us for the PAVE 100 study, followed by a single dose of adenoviral vector vaccine.

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

Contract Manufacturing for the Navy Medical Research Center

In 2008, we entered into a contract with the Naval Medical Research Center, or NMRC, to manufacture a dengue DNA vaccine formulated with our Vaxfectin® adjuvant. The NMRC plans to conduct preclinical and Phase 1 evaluation of the vaccine. In support of the program, we manufactured the vaccine and the adjuvant under a $1.3 million contract, and provided regulatory and clinical expertise. The dengue vaccine was delivered to the NMRC in 2009.

In May 2009, we entered into a CRADA with the NMRC, to develop a H1N1 DNA vaccine formulated with our Vaxfectin® adjuvant. Under the agreement we are obligated to manufacture the vaccine and adjuvant, perform pre-clinical studies, submit an IND to the FDA, and develop a clinical immunoassay. In June 2009, we completed the preclinical studies of our vaccine against A/H1N1 pandemic influenza which was found to produce robust immune responses well above the accepted protection threshold in 100% of vaccinated mice and rabbits after a standard two-dose vaccine regimen. In addition, at least 75% of vaccinated animals achieved or exceeded the protection threshold after a single dose of vaccine. The NMRC plans to utilize the vaccine in a Phase 1 clinical trial expected to begin in the first quarter of 2010.

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

•

Lipid Technologies. We have received issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. These patented compounds include the lipids contained in some of our product candidates as well as our adjuvant Vaxfectin®. Patent protection of these key lipids also has been obtained in Europe, Canada and Japan;

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

•

DNA Process Technologies. As a result of our pioneering efforts to develop the use of DNA as a therapeutic agent, we have also developed manufacturing processes for producing pharmaceutical-grade DNA. We have received issued U.S. and granted European patents covering various steps involved in the process of economically producing pure plasmids for pharmaceutical use; and

•

Licensed DNA Delivery Technologies. We have licensed from the University of Michigan rights to various U.S. and international patents related to the injection of DNA-based therapeutics into tumors that, for example, provide additional protection for Allovectin-7® .

During 2009, we were issued four U.S. patents related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 7,628,993, covering DNA vaccines for herpes simplex virus type 2;

•	U.S. Patent No. 7,582,613, covering Vaxfectin®-formulated DNA vaccines for any circulating or potential influenza viruses, including both seasonal and pandemic strains;

•	U.S. Patent No. 7,537,768 covering the use of influenza virus gene sequences in a universal vaccine; and

•	U.S. Patent No. 7,470,675 covering the composition, delivery and use of gene-based interferon-omega, which may help direct and control the immune system.

As of December 31, 2009, we were the assignee or co-assignee of 66 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; and a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, and maintained in amended form. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2009, we were also prosecuting 92 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. Five of the pending foreign patent applications are international patent applications under the Patent Cooperation Treaty, each of which preserves our right to pursue national-phase patent applications in a large number of foreign countries. In addition, we are co-assignee, together with Merck, of U.S. and foreign patent applications related to DNA-based vaccines against influenza that are being prosecuted by Merck.

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

We produce and supply our own plasmids for all of our research needs and clinical trials and intend to produce sufficient supplies for all foreseeable clinical investigations. In 2002, we signed a 15-year lease on our current facility, which we believe will be sufficient for our foreseeable commercial manufacturing requirements. The facility received a California Food and Drug Branch manufacturing facility license and began production in 2004. We also engage in contract manufacturing of plasmid investigational products for selected clients.

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include sanofi-aventis, Novartis, GlaxoSmithKline plc, MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Merck and Pfizer Inc. among others. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. As these companies develop their technologies, they may develop proprietary technologies which may materially and adversely affect our business.

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

Government Regulation

Any products we develop will require regulatory clearances prior to clinical trials and additional regulatory approvals prior to commercialization. New gene-based products for vaccine or therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time due to the novelty of the gene-based products and indications, or uses, that are currently under development. Our potential products will be regulated either as biological products or as drugs. In the United States, drugs are subject to regulation under the Federal Food, Drug and Cosmetic Act, or the FDC Act. Biological products, in addition to being subject to provisions of the FDC Act, are regulated in the United States under the Public Health Service Act. Both statutes and related regulations govern, among other things, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

Obtaining FDA approval is a costly and time-consuming process. Generally, FDA approval requires that preclinical studies be conducted in the laboratory and in animal model systems to gain preliminary information on efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an IND application which the FDA must review and allow before human clinical trials can start. The IND application includes a detailed description of the proposed clinical investigations.

A company must submit an IND application for each proposed product and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

To obtain FDA approval prior to marketing a pharmaceutical product in the United States typically requires several phases of clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical trials are the means by which experimental treatments are tested in humans, and are conducted following preclinical testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its counterparts in the other countries. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

Clinical trials for therapeutic products are normally done in three phases. Phase 1 clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. Phase 2 clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the drug. Phase 3 clinical trials involve large scale, multi-center, comparative trials that are conducted to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling. In some special cases where the efficacy testing of a product may present a special challenge to testing in humans, such as in the case of a vaccine to protect healthy humans from a life-threatening disease that is not a naturally occurring threat, effectiveness testing may be required in animals.

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

Before marketing clearance for a product can be secured, the facility in which the product is manufactured must be inspected by the FDA and must comply with cGMP regulations. In addition, after marketing clearance is secured, the manufacturing facility must be inspected periodically for cGMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

In addition to the FDA requirements, the NIH has established guidelines for research involving human genetic materials, including recombinant DNA molecules. The FDA cooperates in the enforcement of these guidelines, which apply to all recombinant DNA research that is conducted at facilities supported by the NIH, including proposals to conduct clinical research involving gene therapies. The NIH review of clinical trial proposals and safety information is a public process and often involves review and approval by the Recombinant DNA Advisory Committee, or RAC, of the NIH.

Sponsors of clinical trials are required to register, and report results for, all controlled, clinical investigations, other than Phase 1 investigations, of a product subject to FDA regulation. Trial registration may require public disclosure of confidential commercial development data resulting in the loss of competitive secrets, which could be commercially detrimental.

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

Employees

As of December 31, 2009, we had 113 full-time employees, including 16 with doctorate degrees. Of these full-time employees, 92 were engaged in, or directly support, research and development and manufacturing activities, and 21 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	57	President, Chief Executive Officer and Director
Jill M. Broadfoot[2]	48	Senior Vice President, Chief Financial Officer and Secretary
Alain P. Rolland, Pharm.D., Ph.D. [2]	50	Executive Vice President, Product Development
Richard T. Kenney, M.D.	51	Vice President, Clinical Development
Kevin R. Bracken	61	Vice President, Manufacturing
Andrew R. de Guttadauro	43	Vice President, Corporate Development
Larry R. Smith, Ph.D.	49	Vice President, Vaccine Research

[1]	As of December 31, 2009.
[2]	Executive officer.

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

Alain P. Rolland, Pharm.D., Ph.D., joined us as Vice President, Product Development in August 2002. He was named Senior Vice President, Product Development in April 2004 and Executive Vice President, Product Development in January 2009. Dr. Rolland was Senior Vice President of Pre-Clinical Research and Development, and Head of The Woodlands Center of Valentis, Inc. from 2000 to 2002. From 1993 to 1999, he served in several positions at a predecessor company to Valentis, Inc., GeneMedicine, Inc., where he progressed from Director of Gene Delivery to Vice President of Research. From 1989 to 1993, he was the Head of Formulation Research at the Research & Development Center of Galderma International in France. Prior to that, he was a scientist at the Advanced Drug Delivery Research Center of Ciba Geigy Pharmaceuticals in the United Kingdom. He received his Pharm.D., D.E.A., and Ph.D. degrees from Rennes University, France. Dr. Rolland holds several U.S. and European patents on advanced drug and gene delivery for medical applications. He has authored numerous publications and books in the area of nonviral gene delivery resulting from his active career in research and development. He also serves on the editorial board of several journals and was the founding Editor-in-Chief of “Current Pharmaceutical Biotechnology.”

Richard T. Kenney, M.D., joined us as Vice President, Clinical Development, in December 2009. Prior to joining us, Dr. Kenney held key positions in influenza and biodefense vaccine development at GSK Biologicals (formerly ID Biomedical) from 2005 to 2009, most recently as Senior Director of Global Clinical R&D, Vaccines for Viral Diseases. His initial role at ID Biomedical was Vice President, Clinical & Regulatory Affairs. From 2001 to 2005, he served as Vice President, Clinical Development and then as Vice President, Medical & Regulatory Affairs at IOMAI Corporation. Dr. Kenney advanced through several positions from 1995 to 2001 as a researcher/reviewer at the U.S. Food and Drug Administration Center for Biologics Evaluation and Research, Office of Vaccine Research and Review. After completing his residency in internal medicine at Duke University Medical Center, Dr. Kenney pursued postdoctoral training at the NIAID, completing a fellowship in infectious diseases, and then in molecular parasitology and tropical medicine. He received board certifications in Internal Medicine and Infectious Diseases. He graduated with honors from George Washington University and earned his M.D. degree at Harvard Medical School in 1985.

Kevin R. Bracken joined us as Vice President, Manufacturing in October 2001. From July 1998 to October 2001, Mr. Bracken was Vice President, Process Engineering and Manufacturing for Universal Preservation Technologies, Inc., and from November 1995 to July 1998, he was Director of Engineering for Molecular Biosystems, Inc. Prior to November 1995, he held a variety of process and engineering positions with Gilead Sciences, Inc., and a predecessor company, Vestar, Inc., with Baxter International, and with E.I. duPont de Nemours and Company. He brings experience in commercial scale-up of biopharmaceutical manufacturing facilities, process development and optimization, and direction of research, preclinical and clinical production and contract manufacturing. Mr. Bracken earned his M.S. degree in chemical engineering from the University of Rochester in 1973, and his B.S. degree in chemical engineering from the University of Delaware in 1970.

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

For example, our independently developed product candidates currently in clinical development include Allovectin-7®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010, TransVax™, for which we reported interim results from a Phase 2 clinical study in 2009, and our H5N1 pandemic influenza vaccine, for which we completed a Phase 1 study in 2008. We may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. TransVax™ may not meet the endpoints in the Phase 2 trial and we may not conduct additional TransVax™ trials. We may not conduct additional pandemic influenza trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

We have entered into agreements with government agencies, such as the NIH and NMRC, and we intend to continue entering into these agreements in the future. For example, we receive grants from governmental agencies and have in the past entered into agreements to manufacture vaccines for such agencies. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $28.6 million, $36.9 million and $35.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we had incurred cumulative net losses totaling approximately $287.4 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $140.2 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. These events have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In January 2010, we entered into a committed equity line of credit with Azimuth Opportunity, Ltd., or Azimuth, under which we may sell to Azimuth, subject to certain limitations, up to $25 million of our common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met, which include a minimum price of $1.50 for our common stock. If we are unable to meet the specified conditions with respect to any sale of shares under the Azimuth equity line of credit, we may be unable to access this source of financing. Azimuth is also permitted to terminate the equity line of credit under certain circumstances.

If we are unable to obtain additional funds, we may have to scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. For example, in November 2008, in an effort to reduce expenditures, we announced a strategic restructuring whereby we reduced our workforce by approximately 20% and we accelerated the closure of a research facility. The amount of money we may need would depend on many factors, including:

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

Our product candidates under development and those of our collaborators and licensees are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulatory approval process takes many years and will require us to expend substantial resources. For example, the FDA has provided only limited guidelines concerning the size and scope of clinical trials required for gene-based therapeutic and vaccine products.

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

We have no experience in filing a Biologics License Application, or BLA, or new drug application, or NDA, with the FDA. Because a BLA or NDA must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

We believe that the FDA and comparable foreign regulatory bodies will regulate separately each product containing a particular gene depending on its intended use. Presently, to commercialize any product we and our collaborators and licensees must file a regulatory application for each proposed use. We and our collaborators and licensees must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA or foreign regulatory authority approval. The results obtained so far in our clinical trials and those of our collaborators and licensees may not be replicated in ongoing or future trials, or the results may be subject to varying interpretation on whether they are sufficient to support approval for commercialization. This may prevent any of our product candidates from receiving approval for commercial sale.

We use recombinant DNA molecules in our product candidates, and therefore we and our collaborators and licensees also must comply with guidelines instituted by the NIH and its Office of Biotechnology Activities. The NIH could restrict or delay the development of our product candidates.

If any of our product candidates receive regulatory approval, the FDA or other foreign regulatory agencies may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product or a product class, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or product class, our collaborators and licensees or us, including requiring withdrawal of a product from the market. Our product candidates will also be subject to ongoing FDA and other foreign regulatory agency requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If we or our collaborators and licensees fail to maintain regulatory compliance after receiving marketing approval, we or our collaborators and licensees may be unable to market our products and our business could suffer.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. For example, one patient in our Allovectin-7® Phase 2 trial conducted in 2000, died from progressive disease more than two months after receiving Allovectin-7® and other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin-7® was a significant factor in the patient’s death. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, in our TransVax™ Phase 2 trial, we have administered TransVax™ to patients who are at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events, including latent adverse events.

Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

As of December 31, 2009, we were the assignee or co-assignee of 66 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; and a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, and maintained in amended form. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2009, we were also prosecuting 92 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

In March 2004, the NIH and the FDA launched the jointly developed Genetic Modification Clinical Research Information System, or GeMCRIS, an Internet-based database of human gene transfer trials. GeMCRIS enables individuals to easily view information on particular characteristics of clinical gene transfer trials. Although GeMCRIS includes special security features designed to protect patient privacy and confidential commercial information, these security features may be inadequately designed or enforced, potentially resulting in disclosure of confidential commercial information. In addition, the NIH, in collaboration with the FDA, has developed an Internet site, ClinicalTrials.gov, which provides public access to information on clinical trials and their results for a wide range of diseases and conditions. Future disclosures of such confidential commercial information may result in loss of advantage of competitive secrets.

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

Our current strategy is to market our proprietary products directly in the United States, but we currently do not possess pharmaceutical marketing or sales capabilities. To market and sell our proprietary products, we will need to develop a sales force and a marketing group with relevant pharmaceutical industry experience, or make appropriate arrangements with strategic partners to market and sell these products. Developing a marketing and sales force is expensive and time-consuming and could delay any product launch. If we are unable to successfully employ qualified marketing and sales personnel or develop other sales and marketing capabilities, we may not be able to generate sufficient product revenue to become profitable.

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

If we fail to obtain appropriate reimbursement, we could be prevented from successfully commercializing our potential products. There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. The adoption of such reforms could impair our business.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2009, our long-term investments included (at par value) $6.5 million auction rate securities secured by municipal bonds and student loans. At December 31, 2009, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at December 31, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of December 31, 2009, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to December 31, 2009, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We have on file two effective shelf registration statement that collectively allow us to raise up to an additional $140.2 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California, under a lease agreement that expires in August 2017.

ITEM 3. LEGAL PROCEEDINGS

European patent 1026253, covering a significant portion of our core DNA delivery technology, was granted in September 2004. In September 2005, the ’253 patent was opposed by eight parties. This ’253 patent was revoked on formal grounds in December 2008 under an initial ruling by the Opposition Division of the European Patent Office. We appealed this decision in April 2009; however, regardless of the ultimate outcome, the ’253 patent will expire in March 2010. We may use other issued patents and patent applications that are pending in Europe to protect our DNA delivery technology.

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

2009	High	Low
First Quarter	$2.30	$1.20
Second Quarter	3.30	1.75
Third Quarter	5.51	2.37
Fourth Quarter	4.43	2.66

2008
First Quarter	$4.39	$3.12
Second Quarter	3.90	3.00
Third Quarter	4.09	1.68
Fourth Quarter	2.21	1.04

As of February 16, 2010, there were approximately 319 stockholders of record of our common stock and 55,175,725 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2009.

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

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq US and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2004. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$3,692	$2,146	$4,574	$14,213	$5,953
License and royalty revenue	8,994	5,810	938	527	6,050

Total revenues	12,686	7,956	5,512	14,740	12,003

Operating expenses:
Research and development	23,449	25,532	22,934	18,514	17,772
Manufacturing and production	10,354	11,046	13,762	13,588	12,203
General and administrative	7,469	8,721	9,078	9,055	7,679

Total operating expenses	41,272	45,299	45,774	41,157	37,654

Loss from operations	(28,586)	(37,343)	(40,262)	(26,417)	(25,651)
Investment income, net	30	468	4,464	3,541	1,827
Interest expense	(2)	(21)	(96)	(272)	(533)

Net loss	$(28,558)	$(36,896)	$(35,894)	$(23,148)	$(24,357)

Net loss per share (basic and diluted)	$(0.61)	$(0.93)	$(0.92)	$(0.74)	$(0.99)

Weighted average shares used in per share calculation	47,086	39,856	39,190	31,434	24,581

Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$52,562	$41,676	$71,489	$100,393	$66,486
Working capital	38,424	30,144	64,642	97,289	63,484
Total assets	67,372	59,057	90,585	125,249	94,530
Long-term obligations , less current portion	2,380	2,469	2,565	2,973	5,444
Total stockholders’ equity	54,982	48,614	79,912	114,123	80,306

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. We believe the following areas of research offer the greatest potential for near-term commercialization for us and our partners:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant needs;

•	Vaccines for general pediatric, adolescent and adult populations for infectious disease applications;

•	Cancer vaccines or immunotherapies which complement our existing programs and core expertise; and

•	Gene-based delivery of therapeutic proteins, such as angiogenic growth factors, for treatment of cardiovascular diseases.

We currently have five active independent clinical and preclinical development programs in the areas of infectious disease and cancer including:

•

A fully enrolled Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which has been funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•	A fully enrolled Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants;

•	Completed Phase 1 clinical trials using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	A preclinical program using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant; and

•	A preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy to preclude fetal transmission.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following two approvals in veterinary applications:

•	In 2005, our licensee Aqua Health received approval from the Canadian Food Inspection Agency to sell a DNA vaccine to protect farm-raised salmon against a lethal infectious disease.

•

In 2009, our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to market a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending survival time of dogs with oral melanoma. We believe that Merial’s vaccine is the first vaccine ever approved for therapeutic use.

Furthermore, our partners, sanofi-aventis and AnGes, have applied our technologies to the local and sustained delivery of genes that encode angiogenic growth factors that promote the growth of blood vessels. AnGes recently reported approval by the U.S. Food and Drug Administration, or FDA, of the Special Protocol Assessment agreement for a Phase 3 clinical trial of its Collategene™ angiogenesis product for patients with advanced peripheral arterial disease, or PAD. AnGes has also submitted a New Drug Application, or NDA, to the

Japanese Ministry of Health, Labor and Welfare for Collategene™, for indications related to PAD and Buerger’s disease. Our partner sanofi-aventis has confirmed the completion of enrollment in its pivotal Phase 3 clinical trial of its angiogenesis therapy. Sanofi-aventis expects final data from this trial in late 2010.

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $159.5 million in revenue from these sources. Revenues by source for each of the three years ended December 31, 2009, were as follows (in millions):

Source	2009	2008	2007
Navy contracts	$2.0	$—	$—
NIH contracts	—	—	1.9
CMV grants	—	—	1.0
Influenza grants	—	—	0.9
Manufacturing process development grant	1.0	1.5	0.5
HSV grants	0.6	0.4	—
Other contracts and grants	0.1	0.2	0.3

Total contract and grant revenues	3.7	2.1	4.6

Merck license	1.5	1.0	—
AnGes license	6.7	4.0	—
Life Technologies royalties	0.4	0.7	0.6
Other royalties and licenses	0.4	0.1	0.3

Total royalty and license revenues	9.0	5.8	0.9

Total revenues	$12.7	$7.9	$5.5

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2009, were as follows (in millions):

Program	2009	2008	2007
Allovectin-7®	$21.0	$18.0	$10.2
Pandemic influenza	1.6	4.5	8.1
CMV	5.0	6.0	6.1
Other research, development, manufacturing and production	6.2	8.1	12.3

Total research, development, manufacturing and production	$33.8	$36.6	$36.7

Since our inception, we estimate that we have spent approximately $383 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional costs to advance through development to commercialization. From inception, we have spent approximately $116 million on our Allovectin-7® program, $50 million on our CMV program, and $23 million on our pandemic influenza program.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605 “Revenue Recognition.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

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

We recognize royalty revenues from licensed products when earned in accordance with the terms of the license agreements. Net sales figures used for calculating royalties include deductions for costs of returns, cash discounts, and costs of freight and warehousing, which may vary over the course of the license agreement. Payments received related to milestones are recognized as revenue upon the achievement of the milestones as specified in the underlying agreements, which represent the culmination of the earnings process.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2009, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.9 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Total Revenues. Total revenues increased $4.7 million, or 59.5%, to $12.7 million in 2009 from $8.0 million in 2008. Our license and royalty revenue increased by $3.2 million, which was primarily the result of an increase in license revenue recognized under our agreement with AnGes to fund our Allovectin-7® Phase 3 clinical trial. Our contract and grant revenue increased by $1.5 million, which was primarily the result of the recognition of revenue related to the delivery of a dengue vaccine to the NMRC.

Research and Development Expenses. Research and development expenses decreased $2.1 million, or 8.2%, to $23.4 million for 2009 from $25.5 million for 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin-7® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.7 million, or 6.3%, to $10.4 million for 2009 from $11.1 million for 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction which was offset by the capitalization of costs related to the production of an H1N1 vaccine manufactured for the NMRC.

General and Administrative Expenses. General and administrative expenses decreased $1.3 million, or 14.4%, to $7.5 million for 2009 from $8.7 million for 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction.

Investment Income. Investment and other income decreased $0.4 million, or 93.6%, to $30,000 for 2009, from $0.5 million for 2008. This decrease was primarily the result of lower rates of return on our investments during the year ended December 31, 2009.

Interest Expense. Interest expense decreased $19,000, or 90.5%, to $2,000 for 2009 from $21,000 for 2008. The decrease was primarily the result of lower principal amounts outstanding on our equipment financing obligations.

Year Ended December 31, 2008, Compared to Year Ended December 31, 2007

Total Revenues. Total revenues increased $2.4 million, or 44.3%, to $7.9 million in 2008 from $5.5 million in 2007. Our license and royalty revenue increased by $4.9 million which was partially offset by a $2.4 million decrease in our contract and grant revenue. The increase in our license and royalty revenue was primarily the result of a $3.0 million increase in license revenue recognized under our agreement with AnGes to fund our Allovectin-7® Phase 3 clinical trial. In addition, we recognized revenue for the achievement of two milestones in 2008; $1.0 million in license revenue was recognized for the achievement of a milestone under our license agreement with AnGes related to its PAD program and a $1.0 million milestone payment was received from Merck related to Merck’s initiation of a Phase 1 clinical trial of Merck’s hTERT investigational pDNA cancer vaccine. The decrease in our contract and grant revenue was primarily the result of a $1.9 million decrease in revenue related to the shipment in 2007 of a vaccine component under a manufacturing subcontract agreement with the VRC, and a $0.5 million decrease in revenue related to grants with the NIH.

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

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $2.7 million, or 19.7%, to $11.0 million for 2008 from $13.8 million for 2007. This decrease was partially attributed to deferred costs in 2008 related to our contract to manufacture a dengue DNA vaccine for the NMRC. Also included in the costs for 2007, was the recognition of a loss related to the remanufacture of a vaccine component under a subcontract manufacturing agreement with the VRC.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through December 31, 2009, we have received approximately $159.5 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $333.5 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $52.6 million at December 31, 2009, compared with $41.7 million at December 31, 2008. The increase in our cash, cash equivalents and marketable securities for the year ended December 31, 2009, was the result of raising $33.3 million from the sale of our securities which was offset by the use of cash to fund our operations.

Net cash used in operating activities was $21.5 million and $30.9 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2009, compared with the prior year, was primarily the result of a reduction in our net loss.

Net cash (used in) provided by investing activities was $(9.3) million and $15.9 million for the years ended December 31, 2009 and 2008, respectively. The decrease in cash provided by investing activities for the year ended December 31, 2009, compared with the prior year, was primarily the result of an increase in net purchases of investments.

Net cash provided by financing activities was $32.8 million and $3.4 million for the years ended December 31, 2009 and 2008, respectively. The increase in cash provided by financing activities for the year ended December 31, 2009, compared with the prior year, was primarily the result of increased proceeds from the of the sale of our securities.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. In an effort to reduce expenditures and focus our efforts on our most advanced product development programs, we initiated restructuring activities in November 2008. These activities included a work force reduction of approximately 20% and the accelerated closure of a research facility in January 2009. We expect these activities to result in approximately $3.7 million in annual savings. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $140.2 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an equity line of credit with Azimuth pursuant to which we may sell up to $25 million of our common stock, subject to certain conditions. However, additional financing may not be available on favorable terms or at all. In addition, if the market value of our common stock held by non-affiliates falls and remains below $75 million, our ability to sell shares under our registration statements may be subject to certain volume limitations. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2009 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$26,623	$3,400	$6,691	$6,902	$9,630
Unconditional purchase obligations[2]	409	409	—	—	—

Total contractual obligations	$27,032	$3,809	$6,691	$6,902	$9,630

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at December 31, 2009, is approximately $18.1 million, of which approximately $7.5 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of nine months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.7 million if each such executive officer and other executive were terminated at December 31, 2009.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at December 31, 2009.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2009, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At December 31, 2009, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at December 31, 2009. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of December 31, 2009, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. Any future decline in market value will result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2009. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vical Incorporated:

We have audited the accompanying balance sheets of Vical Incorporated (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California
February 25, 2010

VICAL INCORPORATED

BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$25,873	$23,761
Marketable securities, available-for-sale	18,385	9,731
Restricted cash and marketable securities	2,827	2,774
Receivables and other assets	1,349	1,852

Total current assets	48,434	38,118
Long-term investments	5,477	5,410
Property and equipment, net	9,260	10,734
Intangible assets, net	3,743	4,337
Other assets	458	458

Total assets	$67,372	$59,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,020	$6,109
Deferred revenue	1,990	1,709
Current portion of equipment financing obligations	—	156

Total current liabilities	10,010	7,974
Long-term liabilities:
Deferred rent	2,380	2,469
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and Outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 53,781 and 40,358 shares issued and outstanding at December 31, 2009 and 2008, Respectively	538	403
Additional paid-in capital	341,302	307,051
Accumulated deficit	(287,370)	(258,812)
Accumulated other comprehensive income (loss)	512	(28)

Total stockholders’ equity	54,982	48,614

Total liabilities and stockholders’ equity	$67,372	$59,057

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2009	2008	2007
Revenues:
Contract and grant revenue	$3,692	$2,146	$4,574
License and royalty revenue	8,994	5,810	938

Total revenues	12,686	7,956	5,512
Operating expenses:
Research and development	23,449	25,532	22,934
Manufacturing and production	10,354	11,046	13,762
General and administrative	7,469	8,721	9,078

Total operating expenses	41,272	45,299	45,774

Loss from operations	(28,586)	(37,343)	(40,262)
Other income (expense):
Investment income, net	30	468	4,464
Interest expense	(2)	(21)	(96)

Net loss	$(28,558)	$(36,896)	$(35,894)

Basic and diluted net loss per share	$(0.61)	$(0.93)	$(0.92)

Weighted average shares used in computing basic and diluted net loss per share	47,086	39,856	39,190

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2009

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2007	39,149	$391	$299,581	$(186,022)	$173	$114,123
Net loss	—	—	—	(35,894)	—	(35,894)
Unrealized loss on marketable securities arising during holding period	—	—	—	—	(162)	(162)
Reclassification of realized gain included in net loss	—	—	—	—	(82)	(82)

Comprehensive loss						(36,138)
Exercise of stock options and issuance of common stock underlying restricted stock units	47	1	(48)	—	—	(47)
Non-cash compensation expense related to grant of stock options	—	—	1,974	—	—	1,974

Balance at December 31, 2007	39,196	392	301,507	(221,916)	(71)	79,912

Net loss	—	—	—	(36,896)	—	(36,896)
Unrealized loss on marketable securities arising during holding period	—	—	—	—	(109)	(109)
Reclassification of realized loss included in net loss	—	—	—	—	152	152

Comprehensive loss						(36,853)
Issuance of common stock	1,110	11	3,939	—	—	3,950
Exercise of stock options and issuance of common stock underlying restricted stock units	52	—	(37)	—	—	(37)
Non-cash compensation expense related to grant of stock options	—	—	1,642	—	—	1,642

Balance at December 31, 2008	40,358	403	307,051	(258,812)	(28)	48,614

Net loss	—	—	—	(28,558)	—	(28,558)
Unrealized gain on marketable securities arising during holding period	—	—	—	—	607	607
Reclassification of realized loss included in net loss	—	—	—	—	(67)	(67)

Comprehensive loss						(28,018)
Issuance of common stock	11,421	115	28,716	—	—	28,831
Exercise of stock options, warrants and issuance of common stock underlying restricted stock units	2,002	20	4,150	—	—	4,170
Non-cash compensation expense related to grant of stock options	—	—	1,385	—	—	1,385

Balance at December 31, 2009	53,781	$538	$341,302	$(287,370)	$512	$54,982

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(28,558)	$(36,896)	$(35,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,629	2,868	3,264
Other than temporary loss on marketable securities and other assets	405	1,297	—
Write-off of abandoned patents	86	255	20
Gain on sale of property and equipment	(5)	(2)	(49)
Compensation expense related to stock options and awards	1,385	1,642	1,974
Changes in operating assets and liabilities:
Receivables and other	503	(591)	3,788
Other assets	—	235	452
Accounts payable, accrued expenses and other liabilities	1,848	647	5
Deferred revenue	281	(391)	2,100
Deferred rent	(26)	69	158

Net cash used in operating activities	(21,452)	(30,867)	(24,182)

Cash flows from investing activities:
Maturities of marketable securities—including restricted	16,018	31,031	134,987
Purchases of marketable securities—including restricted	(24,657)	(14,058)	(90,344)
Purchases of property and equipment	(337)	(414)	(1,210)
Sale of property and equipment	10	3	68
Patent and licensed technology expenditures	(315)	(639)	(572)

Net cash (used in) provided by investing activities	(9,281)	15,923	42,929

Cash flows from financing activities:
Proceeds from issuance of common stock	33,038	3,989	54
Principal payments under equipment financing obligations	(156)	(555)	(2,716)
Payment of withholding taxes for net settlement of restricted stock units	(37)	(76)	(101)

Net cash provided by (used in) financing activities	32,845	3,358	(2,763)

Net increase (decrease) in cash and cash equivalents	2,112	(11,586)	15,984
Cash and cash equivalents at beginning of year	23,761	35,347	19,363

Cash and cash equivalents at end of year	$25,873	$23,761	$35,347

Supplemental information:
Interest paid	$2	$21	$96

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

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The Company has evaluated subsequent events through the date and time its financial statements were issued on February 25, 2010.

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

Restricted Cash and Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of the lease for its facilities, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At both December 31, 2009 and 2008, restricted cash and marketable securities of $2.8 million were pledged as collateral for the letter of credit.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents and marketable securities. The Company invests its excess cash in debt instruments of financial institutions and of corporations with strong credit ratings, in U.S. government obligations, and in money market funds at financial institutions. The Company has established guidelines relative to investment ratings, diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company recognized research and development expense of approximately $0.1 million, $0.3 million, and $20,000 in each of the years ended December 31, 2009, 2008 and 2007, respectively, related to patents for which the value was deemed to be impaired. The Company believes the future cash flows to be received from its remaining long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any additional impairment losses.

Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC Topic 605 “Revenue Recognition.” Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Contract Manufacturing Revenue

The Company’s contract manufacturing arrangements typically require the delivery of multiple lots of clinical vaccines. The Company analyzes its multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation is performed at

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

License and Royalty Revenue

The Company’s license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements are recognized as revenue upon the earlier of the date on which payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company has continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which the Company continues to have a performance obligation, unless all of the following criteria exist: (1) the delivered item(s) have standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered item(s), and (3) delivery or performance is probable and within our control for any items that have a right of return.

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

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company had established accruals of approximately $0.1 million at each of December 31, 2009 and 2008, to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Restructuring Costs

During the fourth quarter of 2008, the Company announced a work force reduction of approximately 29 employees. The restructuring was designed to preserve capital and focus the Company’s efforts on its most advanced product development programs. As a result of the restructuring the Company incurred a charge for one-time termination benefits of $0.8 million in 2008, of which $0.4 million, $0.2 million, and $0.2 million was included in research and development, manufacturing and production and general and administrative expenses, respectively. Approximately $0.4 million of the charge was paid out in each of 2009 and 2008.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 1.1 million, 0.1 million and 0.3 million for the years ended December 31, 2009, 2008 and 2007, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted marketable securities, marketable securities, receivables, other current assets, accounts payable and accrued expenses at December 31, 2009 and 2008, are considered to reasonably approximate fair value because of the short term nature of those items. The Company believes the carrying amounts of the Company’s equipment financing obligations at December 31, 2009 and 2008, approximate fair value because the interest rates on these instruments change with, or approximate, market interest rates.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2009, 2008 and 2007, has been reflected in the Statements of Stockholders’ Equity. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company has adopted FASB ASC 280, “Segment Reporting,” and has determined that the Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

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

In May 2009, the FASB issued authoritative guidance on required disclosures for subsequent events. The guidance is intended to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 2009, and was adopted prospectively. The adoption did not have a significant impact on the determination or reporting of the Company’s financial results.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its financial position and results of operations.

In December 2007, the FASB issued authoritative guidance on business combinations, which is effective for business combinations with an acquisition date subsequent to December 31, 2008. The guidance establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also, under the guidance, transaction costs will no longer be considered part of the fair value of an acquisition, and will be expensed as incurred.

In December 2007, the FASB issued authoritative guidance on the reporting of noncontrolling interests in consolidated financial statements, which is effective for fiscal years beginning on or after December 1, 2008. The guidance improves the relevance, comparability and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way. The guidance also eliminates the diversity that exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. As of December 31, 2009, the Company did not hold any noncontrolling interests in subsidiaries.

Share-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value in accordance with the FASB authoritative guidance on stock based compensation. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for each of the years ended December 31, 2009, 2008 and 2007.

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

	Year ended December 31, 2009	Year ended December 31, 2008	Year ended December 31, 2007
Assumptions:
Assumed risk-free interest rate	1.62%	3.17%	4.65%
Assumed volatility	60%	56%	59%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,519	$22	$—	$5,541
Government-sponsored enterprise securities	9,583	3	—	9,586
Corporate bonds	1,000	—	1	999
Certificate of deposit	2,264	—	5	2,259

	$18,366	$25	$6	$18,385

December 31, 2008	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$2,980	$65	$—	$3,045
Government-sponsored enterprise securities	2,988	12	—	3,000
Corporate bonds	2,994	—	99	2,895
Corporate asset backed securities	50	—	6	44
Certificate of deposit	3,521	—	—	3,521

	$12,533	$77	$105	$12,505

All of the securities held at December 31, 2009, mature within one year. Net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2009, 2008 and 2007 were $0.0 million, ($0.2) million and $0.1 million, respectively. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2009 and 2008.

3. Long-Term Investments

As of December 31, 2009, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions since 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At December 31, 2009, the auction rate securities held by the Company maintained Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the individual securities, the Company has recognized cumulative losses of $1.5 million as of December 31, 2009, of which $0.4 million was realized during

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

the year ended December 31, 2009. This loss is included in investment and other income. During 2009, the market value of these securities partially recovered from the lows that created the loss. As of December 31, 2009, the Company had recorded cumulative unrealized gains of $0.5 million. The resulting carrying value of the auction rate securities at December 31, 2009, was $5.5 million which is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

4. Fair Value Measurements

The Company adopted ASC 820 “Fair Value Measurements and Disclosures” on January 1, 2008. ASC 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash equivalents, marketable securities and long-term investments measured at fair value as of December 31, 2009, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$2,259	$—	$—	$2,259
Money market funds	25,121	—	—	25,121
U.S. treasuries	5,541	—	—	5,541
Government-sponsored enterprise securities	—	9,586	—	9,586
Corporate bonds	—	999	—	999
Auction rate securities	—	—	5,477	5,477

	$32,921	$10,585	$5,477	$48,983

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2009. The

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2008	$5,410
Total net unrealized losses included in earnings	(405)
Total net unrealized gains included in other comprehensive income	494
Net transfers in and/out of Level 3	(22)

Balance at December 31, 2009	$5,477

Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009	$(405)

The Company transferred $6.5 million of its long-term investments into the Level 3 category during the year ended December 31, 2008. Total unrealized losses of $1.5 million relate to Level 3 assets still held as of December 31, 2009. Unrealized losses related to Level 3 assets included in earnings for the year ended December 31, 2009, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2009	2008
Equipment	$18,980	$19,245
Leasehold improvements	10,113	10,113

	29,093	29,358
Less accumulated depreciation and amortization	(19,833)	(18,624)

	$9,260	$10,734

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2009, 2008 and 2007, was $1.8 million, $2.0 million and $2.4 million, respectively. These amounts include depreciation related to equipment under equipment financing arrangements. See Note 6 for equipment financing arrangements.

Intangible assets consisted of the following at December 31 (in thousands):

	2009	2008
Licensed technology rights	$4,015	$4,015
Patent application costs	5,686	5,490

	9,701	9,505
Accumulated amortization licensed technology rights	(3,138)	(2,739)
Accumulated amortization patent costs	(2,820)	(2,429)

	$3,743	$4,337

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2009, 2008 and 2007, was $0.8 million, $0.9 million and $0.9 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2010 to 2014 is $0.7 million, $0.7 million, $0.3 million, $0.3 million and $0.3 million, respectively.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2009	2008
Employee compensation	$2,569	$2,575
Clinical trial accruals	3,679	1,795
Accounts payable	967	677
Other accrued liabilities	805	1,062

	$8,020	$6,109

6. Significant Contracts, Grants , License and Royalty Agreements

Contract and Grant Agreements

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes MG, Inc., or AnGes, whereby AnGes agreed to fund the Company’s Allovectin-7® Phase 3 clinical trial. The funding consisted of purchases by AnGes of $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.75 million. If the project costs exceed the aggregate amount of $22.6 million, the Company and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin-7® Phase 3 trial.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, the Company had received total cash installments of $11.8 million from AnGes under the agreement. Revenue is recognized based on the ratio of actual costs incurred to total estimated costs expected to be incurred. Revenue of approximately $9.8 million has been recognized under this agreement with the remaining $2.0 million of the cash installments paid to date recorded as deferred revenue and is included as a liability in the Company’s balance sheet.

U.S. Navy

In 2008, the Company entered into a $1.3 million contract with the Naval Medical Research Center, or NMRC, to manufacture a dengue DNA vaccine formulated with the Company’s Vaxfectin® adjuvant. Under the contract the Company is obligated to manufacture the vaccine and the adjuvant and to provide regulatory and clinical expertise. The NMRC plans to utilize the vaccine in preclinical and Phase 1 clinical trials. Testing is expected to be performed at the Walter Reed Army Institute of Research under sponsorship of the U.S. Army Medical Material Development Activity. The vaccine was delivered and $1.3 million of revenue was recognized in 2009.

In 2009, the Company entered into a Cooperative Research and Development Agreement with the NMRC, to develop a H1N1 DNA vaccine formulated with the Company’s Vaxfectin® adjuvant. Under the agreement, the Company is obligated to manufacture the vaccine and adjuvant, perform preclinical studies, file an IND with the FDA, and develop a clinical immunoassay. These activities are being funded under a $1.3 million contract with the U.S. government. NMRC plans to utilize the vaccine in a Phase 1 clinical trial expected to begin in 2010. The Company recognized $0.6 million in revenue related to this contract in 2009.

NIH Vaccine Research Center

In 2002, the Company entered into a subcontract agreement, which was subsequently amended, to manufacture HIV, Ebola, West Nile virus and severe acute respiratory syndrome, or SARS, DNA vaccines for the Dale and Betty Bumpers Vaccine Research Center, or VRC, of the National Institute of Health, or NIH. In 2003, the Company entered into a separate subcontract agreement to manufacture bulk DNA vaccines for the VRC, which were produced in a 500-liter fermenter and related purification equipment that were installed as Government Furnished Equipment, or GFE. The Company has completed all production orders under both subcontract agreements. The Company recognized revenues under these agreements of $1.9 million in 2007.

Government Grants

In 2008, the Company was awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH. The grant will fund the ongoing development of the Company’s immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, or HSV-2. The Company recognized $0.6 million and $0.4 million in revenue under this grant in 2009 and 2008, respectively.

In 2007, the Company was awarded funding for a three-year, $6.0 million grant from the NIAID for development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. The Company recognized $1.0 million, $1.5 million and $0.5 million in revenue under this grant in 2009, 2008 and 2007, respectively.

The Company’s preclinical research for its influenza vaccine candidates has been supported, in part, by grants from the NIAID. In 2005, the Company received a $0.5 million grant from the NIAID to support the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

development of a DNA vaccine against seasonal influenza and a two-year, $2.9 million challenge grant from the NIAID to support the development of a DNA vaccine against naturally emerging or weaponized strains of avian influenza. The Company recognized $0.9 million in revenue under these grants in 2007.

In March 2005, the Company was awarded a three-year, $3.1 million grant by the NIAID. The grant partially funded the development of the Company’s CMV vaccine. The Company recognized $1.0 million in revenue under this grant in 2007.

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

In November 2005, Merck initiated a Phase 1 clinical trial of a DNA cancer vaccine based on the Company’s DNA delivery technology that uses pDNA encoding human epidermal growth factor receptor 2, or HER-2, and carcinoembryonic antigen, or CEA. The Phase 1 trial will evaluate the safety, tolerability and immunogenicity of the vaccine. The vaccine candidate expected to be studied in a second Phase 1 trial is based on the Company’s DNA gene delivery technology and encodes human telomerase reverse transcriptase, or hTERT.

Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by the Company’s agreement with Merck are commercialized. Merck has the right to terminate this agreement without cause upon 90 days prior written notice. Total revenue recognized under this agreement was $1.5 million and $1.0 million in 2009 and 2008, respectively. No revenues were recognized under this agreement in 2007. Further development of these vaccines may lead to additional milestone and royalty payments.

AnGes

In 2005, the Company granted an exclusive worldwide license to AnGes for use of its core DNA delivery technology in the development and commercialization of DNA-based products encoding Hepatocyte Growth Factor, or HGF, for cardiovascular applications. In 2008, the Company received and recognized as revenue a $1.0 million time-based milestone payment from AnGes. No revenues were recognized under this agreement in 2009 or 2007.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under all of its in-license agreements in place at December 31, 2009, is approximately $18.1 million, of which approximately $7.5 million is related to the Company’s independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and the Company has limited control over whether the development and regulatory milestones will be achieved, the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

7. Equipment Financing Obligations

In December 2004, the Company modified an equipment financing agreement which provided for $5.3 million of financing, with interest rates ranging from 3.0% to 3.2%. The draw down period for this equipment financing arrangement ended in October 2005. The balance of the amounts outstanding under this credit facility was repaid in 2009.

8. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. The lease expires in August 2017. The Company has the option to renew the lease for three additional five-year periods beyond its expiration, and has a one-time purchase option at 110 percent of fair market value which the Company can exercise in year nine of the lease.

The lease related to the facility is treated as an operating lease. The minimum annual rents on the facility are subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $2.4 million difference between the base rent paid and the rent expensed through December 31, 2009, is recorded as deferred rent in the balance sheet. Rent expense for the years ended December 31, 2009, 2008 and 2007, was $3.3, $3.2 and $3.2 million, respectively.

At December 31, 2009, annual payments due under the Company’s facilities lease were as follows (in thousands):

Years ending December 31,
2010	$3,168
2011	3,263
2012	3,350
2013	3,417
2014	3,485
Thereafter	9,630

Total lease payments	$26,313

Other Contingencies

European patent 1026253, or the ’253 patent, covering a significant portion of the Company’s core DNA delivery technology, was granted in September 2004. In September 2005, the ’253 patent was opposed by eight parties. This ’253 patent was revoked on formal grounds in December 2008 under an initial ruling by the Opposition Division of the European Patent Office. The Company appealed this decision in April 2009; however, regardless of the ultimate outcome, the ’253 patent will expire in March 2010. The Company may use other issued patents and patent applications that are pending in Europe to protect its DNA delivery technology.

The Company prosecutes its intellectual property estate vigorously to obtain the broadest valid scope for its patents. Due to uncertainty of the ultimate outcome of these matters, the impact on future operating results or the Company’s financial condition is not subject to reasonable estimates.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

9. Stockholders’ Equity

The Company has on file two effective shelf registration statements that collectively allow it to raise up to an additional $140.2 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

In December 2009, certain of the Company’s investors exercised 1,967,689 common stock warrants that were issued in connection with the Company’s May 2009 registered direct offering. The Company received net proceeds of $4.2 million as a result of this exercise. As of December 31, 2009, warrants to purchase 2,365,644 shares at $2.25 per share remained outstanding. See Note 14 “Subsequent Events”.

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

In May 2009, the Company completed a $20.0 million registered direct offering of its securities to three institutional investors. Under the terms of the Securities Purchase Agreements for the offering, the Company sold an aggregate of 8,666,667 shares of its common stock and warrants to purchase up to an aggregate of 4,333,333 additional shares of its common stock. Each unit, consisting of one share of common stock and a warrant to purchase approximately one-half of a share of common stock, was sold for a purchase price of $2.3125. Net proceeds from the offering, after deducting related expenses, totaled $18.9 million. The warrants to purchase additional shares became exercisable six months after issuance at $2.25 per share and expire 90 days from the date they are first exercisable. The estimated fair value of the warrants is included in additional paid in capital. All of the securities were offered pursuant to an effective shelf registration statement.

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

10. Stock Based Compensation

On December 31, 2009, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $1.4 million, $1.6 million and $2.0 million was recognized for the years ended December 31, 2009, 2008 and 2007, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year ended December 31,
	2009	2008	2007
Research and development	$379	$562	$729
Manufacturing and production	154	188	250
General and administrative	852	892	995

Total stock-based compensation expense	$1,385	$1,642	$1,974

Cash received from options exercised	$6	$39	$54

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

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2009, 2008, and 2007 the Company granted RSUs covering an aggregate of 330,000, 76,050, and 83,125 shares of common stock, respectively. These RSUs vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2009, 2008, and 2007 was approximately $494,000, $491,000 and $458,000, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2009, 2008 and 2007:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2006	3,230,864	$8.64
Granted	590,475	$6.21
Exercised	(14,828)	$3.59
Forfeited	(231,112)	$11.70

Outstanding December 31, 2007	3,575,399	$8.06

Granted	511,119	$4.01
Exercised	(12,500)	$3.11
Forfeited	(316,298)	$9.56

Outstanding December 31, 2008	3,757,720	$7.40

Granted	1,276,051	$1.88
Exercised	(1,677)	$3.72
Forfeited	(731,742)	$7.97

Outstanding December 31, 2009	4,300,352	$5.67

Vested and unvested options expected to vest as of December 31, 2009	4,120,305	$5.81

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2009, 2008 and 2007, were 2,756,826 shares at $7.40, 2,902,864 shares at $8.14, and 2,616,959 shares at $8.89, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2009, was 5.8 years and 4.2 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2009, was 5.7 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009, was $1.8 million and $0.1 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to unvested options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.38 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was $0.87, $1.84 and $3.11 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was $2,000, $4,000 and $39,000, respectively. At December 31, 2009, there were 1,622,600 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2009, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2008	136,728	$5.12
Granted	330,000	$1.83
Vested	(66,932)	$5.06
Cancelled	(25,749)	$3.20

Unvested at December 31, 2008	374,047	$2.36

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2009, 2008 and 2007, was $0.6 million, $0.3 million and $0.6 million, respectively. As of December 31, 2009, the total unrecognized compensation cost related to unvested RSUs was $0.3 million, which is expected to be recognized over a weighted average period of 1.34 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2009, 2008 and 2007, was $0.3 million, $0.4 million and $0.3 million, respectively. As of December 31, 2009, there were 117,022 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

11. Income Taxes

Under guidance issued by the FASB in 2006, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits as of the date of adoption in 2007. As a result of the implementation, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

At December 31, 2009, the Company had net deferred tax assets of $7.2 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not completed its analysis to determine if an ownership change has occurred and what, if any, impact the ownership change would have on the Company’s ability to utilize its net operating losses. The Company has decided to wait until the ownership change analysis is complete and then update its Section 382 analysis regarding the limitation of the net operating loss and research and development credit carryforwards. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $98.3 million and tax credits of $23.2 million generated through 2009 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2009 and 2008, and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2009.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1992 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2009 and 2008 are listed below. A valuation allowance of $7.2 million and $11.2 million at December 31, 2009 and 2008, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts for the years ended December 31 (in thousands):

Deferred Tax Assets	2009	2008
Capital loss carryover	$45	$1,443
Depreciation and amortization	4,449	7,253
Other	2,379	2,185
Accruals and reserves	375	361

Total deferred tax assets	7,248	11,242
Less valuation allowance	(7,248)	(11,242)

Net deferred tax assets(1)	$—	$—

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2009	2008	2007
Computed “expected” tax benefit	$(9,709)	$(12,545)	$(12,204)
State income taxes, net of federal benefit	(1,687)	(2,443)	(2,253)
Tax effect of:
Change in valuation allowance(1)	9,887	14,869	14,939
Expiration of prior years credits and net operating losses	3,095	907	108
Research and development and other tax credits carryovers	(1,791)	(1,117)	(1,055)
Other	205	329	465

Provision for income taxes	$—	$—	$—

(1)	The removal of the valuation allowance related to the net operating loss carryforwards and tax credits are not included in the increase in the valuation allowance. See above explanation.

As of December 31, 2009 and 2008, the Company had available federal net operating loss carryforwards of approximately $258.3 million and $239.2 million, respectively. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $18.4 million and $16.1 million as of December 31, 2009 and 2008, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2010 through 2029 and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2009, the Company also has available California state net operating loss carryforwards of approximately $184.0 million and $105.0 million as of December 31, 2009 and 2008, respectively, which expire from 2011 to 2019. In addition, the Company had California research and development credits and manufacturers’ investment credits of approximately $7.1 million and $6.7 million as of December 31, 2009 and 2008, respectively, to reduce future California income tax, if any. The manufacturers’ investment credits expire from 2010 through 2014. The California research and development credits do not expire.

The Company generated windfall tax benefits from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $0.6 million are included in net operating loss carryforwards disclosed above.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million, $0.3 million and $0.3 million for each the years ending 2009, 2008 and 2007, respectively.

13. Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2009:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$2,250	$3,978	$3,903	$2,555
Total operating expenses	10,566	9,785	10,952	9,969
Net loss	(8,244)	(6,020)	(6,985)	(7,309)
Basic and diluted net loss per share(1)	(0.20)	(0.14)	(0.14)	(0.14)

2008:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$1,940	$2,547	$844	$2,625
Total operating expenses	12,035	11,431	11,029	10,804
Net loss	(9,565)	(8,482)	(9,825)	(9,024)
Basic and diluted net loss per share(1)	(0.24)	(0.21)	(0.24)	(0.22)

(1)

Net loss per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

14. Subsequent Events

In January 2010, the Company entered into an equity line of credit arrangement with Azimuth Opportunity Ltd., or Azimuth, pursuant to a Common Stock Purchase Agreement, or Purchase Agreement, which provides that, upon the terms and subject to the conditions set forth therein, Azimuth is committed to purchase up to $25 million worth of shares of the Company’s common stock over the 24-month term of the Purchase Agreement. From time to time over the term of the Purchase Agreement, the Company may, at its sole discretion and upon presentation of a draw down notice, require Azimuth to purchase its common stock over ten consecutive trading days or such other period mutually agreed upon by the Company and Azimuth. Each draw down is subject to limitations based on the price of the Company’s common stock and a limit of 2.5% of the Company’s market capitalization at the time of the draw down. The per share purchase price for these shares equals the daily volume weighted average price of the Company’s common stock on each date during the Azimuth draw down period on which shares are purchased, less a discount ranging from 4.00% to 6.25%, based on a minimum price of $1.50 as specified in the Purchase Agreement. Upon each sale of the Company’s common stock to Azimuth, the Company has agreed to pay Reedland Capital Partners a placement fee equal to 1% of the aggregate dollar amount of common stock purchased by Azimuth. The Company may present Azimuth with up to 24 draw down notices during the term of the Purchase Agreement with only one such draw down notice allowed per draw down period and a minimum of five trading days required between each draw down period. As of February 25, 2010, no shares had been sold under the Purchase Agreement.

After December 31, 2009, certain of the Company’s investors exercised warrants to purchase 2,365,644 shares of common stock that were issued in connection with the Company’s May 2009 registered direct offering. The Company received net proceeds of $5.1 million as a result of these exercises.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2009, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009, is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Vical Incorporated and our report dated February 25, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

San Diego, California

February 25, 2010

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2010 Annual Meeting of Stockholders, or our Proxy Statement.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following independent auditors’ reports and financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for each of the three years in the period ended December 31, 2009

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2009

Statements of Cash Flows for each of the three years in the period ended December 31, 2009

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

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(7)	Restated Certificate of Incorporation.

3.1(ii)(7)	Amended and Restated Bylaws of the Company.

3.2(i)(16)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(7)	Specimen Common Stock Certificate.

4.2(23)	Form of Warrant issued to certain investors on May 27, 2009.

10.1(2)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(3)[a]	1992 Directors’ Stock Option Plan of Vical Incorporated.

10.3(11)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.9(4)[b]	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.14(1)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

Exhibit Number	Description of Document
10.16(5)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Sanofi Pasteur).

10.17(6)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.19(13)[b]	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.23(9)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.26(10)[b]	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27(10)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.29(17)[a]	Restated employment letter dated January 9, 2009, between the Company and Alain Rolland.

10.30(11)[b]	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.32(12)[b]	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.36(13)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.41(14)[b]	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.42[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.45(21)[a]	Restated employment letter dated January 9, 2009, by and between Vical Incorporated and Jill M. Broadfoot.

10.46(15)[b]	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.

10.47(18)[b]	Amendment dated February 20, 2006, to License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.50(19)[b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.51(19)[b]	Stock Purchase Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.54(8)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

10.56(20)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.57(22)[b]	License Agreement dated February 14, 2006, between the Company and the Regents of the University of Michigan.

10.58[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.59[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.62(24)	Common Stock Purchase Agreement dated January 8, 2010 between Vical and Azimuth Opportunity Ltd.

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(3)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (No. 333-30181) filed on June 27, 1997.
(4)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(5)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(7)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(8)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference to Exhibits 10.3—10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.
(16)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(17)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(18)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(19)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(20)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.
(21)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(22)	Incorporated by reference to the exhibit of the same number to the Company’s Amendment No.1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K filed on May 22, 2009
(24)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on January 8, 2010.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Date: February 25, 2010

VICAL INCORPORATED

By:	/s/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ JILL M. BROADFOOT Jill M. Broadfoot	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	February 25, 2010

/S/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	February 25, 2010

/S/ ROBERT H. CAMPBELL Robert H. Campbell	Director	February 25, 2010

/S/ GARY A. LYONS Gary A. Lyons	Director	February 25, 2010

/S/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	February 25, 2010