Form 10-Q
period 2010-03-31
VICAL INC
filed 2010-05-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Total shares of common stock outstanding at April 30, 2010: 56,185,284

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$18,291	$25,873
Marketable securities, available-for-sale	20,900	18,385
Restricted cash	2,827	2,827
Receivables and other	1,800	1,349

Total current assets	43,818	48,434
Long-term investments	5,539	5,477
Property and equipment, net	8,789	9,260
Intangible assets, net	3,630	3,743
Other assets	458	458

Total assets	$62,234	$67,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,926	$8,020
Deferred revenue	1,930	1,990

Total current liabilities	7,856	10,010
Long-term liabilities:
Deferred rent	2,345	2,380
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 80,000 shares authorized, 56,177 and 53,781 shares issued and outstanding at March 31, 2010, and December 31, 2009, respectively	562	538
Additional paid-in capital	346,758	341,302
Accumulated deficit	(295,848)	(287,370)
Accumulated other comprehensive gain	561	512

Total stockholders’ equity	52,033	54,982

Total liabilities and stockholders’ equity	$62,234	$67,372

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Contract and grant revenue	$586	$378
License and royalty revenue	877	1,872

Total revenues	1,463	2,250
Operating expenses:
Research and development	5,102	6,221
Manufacturing and production	2,805	2,444
General and administrative	2,185	1,901

Total operating expenses	10,092	10,566

Loss from operations	(8,629)	(8,316)
Other income (expense):
Investment and other income, net	151	73
Interest expense	—	(1)

Net loss	$(8,478)	$(8,244)

Basic and diluted net loss per share	$(0.15)	$(0.20)

Weighted average shares used in computing basic and diluted net loss per share	55,299	40,478

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(8,478)	$(8,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	697	693
Other than temporary loss on marketable securities and other assets	—	91
Write-off of abandoned patents	—	66
Compensation expense related to stock options and awards	599	383
Changes in operating assets and liabilities:
Receivables and other	(452)	(479)
Accounts payable, accrued expenses and other liabilities	(2,114)	(731)
Deferred revenue	(60)	741
Deferred rent	(14)	(14)

Net cash used in operating activities	(9,822)	(7,494)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	9,107	1,006
Purchases of marketable securities – including restricted	(11,635)	(1,444)
Purchases of property and equipment	(27)	—
Patent expenditures	(86)	(67)

Net cash used in investing activities	(2,641)	(505)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,934	1
Payment of withholding taxes for net settlement of restricted stock units	(53)	(13)
Principal payments under equipment financing obligations	—	(73)

Net cash provided by (used in) financing activities	4,881	(85)

Net decrease in cash and cash equivalents	(7,582)	(8,084)
Cash and cash equivalents at beginning of period	25,873	23,761

Cash and cash equivalents at end of period	$18,291	$15,677

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2010

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

The unaudited financial statements at March 31, 2010, and for the three months ended March 31, 2010 and 2009, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in its Annual Report on Form 10-K filed with the SEC. We evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At each of March 31, 2010, and December 31, 2009, restricted cash of $2.8 million was pledged as collateral for this letter of credit.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Contract and Grant Revenue

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

The Company recognizes revenues from contract services and federal government research grants during the period in which the related expenditures are incurred and related payments for those services are received or collection is reasonably assured.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.9 million and 0.2 million for the three months ended March 31, 2010 and 2009, respectively, were excluded from the calculation because of their antidilutive effect.

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

Facility Consolidation

On January 30, 2009, the Company consolidated its operations into its main facility. The facility that the Company abandoned in the consolidation previously housed portions of the Company’s research and development activities. In January 2009, the Company incurred excess lease costs of $0.4 million which were recorded as restructuring costs and included in research and development expense. Estimated excess lease costs are based on assumptions of differences between lease payments and estimated sublease receipts that could be realized on potential subleases. The lease expired in November 2009.

Recent Accounting Pronouncements

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company is currently evaluating the effect, if any, that this guidance will have on its financial position and results of operations.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Research and development	$163	$117
Manufacturing and production	71	45
General and administrative	365	221

Total stock-based compensation expense	$599	$383

During the three months ended March 31, 2010 and 2009, the Company granted stock-based awards with a total estimated value of $3.7 million and $1.3 million, respectively. At March 31, 2010, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.2 million, which is expected to be recognized over a weighted-average period of 1.6 years. Stock-based awards granted during the three months ended March 31, 2010 and 2009, were equal to 3.1% and 3.3%, respectively, of outstanding shares of common stock at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2010 and 2009, other comprehensive gain was $48,000 and $4,000, respectively, and total comprehensive loss was $8.4 million and $8.2 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Clinical trial accruals	$3,418	$3,679
Employee compensation	1,323	2,569
Accounts payable	131	967
Other accrued liabilities	1,054	805

Total accounts payable and accrued expenses	$5,926	$8,020

5.	COMMITMENTS AND CONTINGENCIES

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

6.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

March 31, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$6,515	$8	$—	$6,523
Government-sponsored enterprise securities	12,036	—	—	12,036
Certificates of deposit	2,344	—	3	2,341

	$20,895	$8	$3	$20,900

December 31, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$5,519	$22	$—	$5,541
Government-sponsored enterprise securities	9,583	3	—	9,586
Corporate bonds	1,000	—	1	999
Certificates of deposit	2,264	—	5	2,259

	$18,366	$25	$6	$18,385

At March 31, 2010, none of these securities mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2010 and 2009. As of March 31, 2010, none of the securities had been in a continuous unrealized loss position longer than 12 months.

7.	LONG-TERM INVESTMENTS

As of March 31, 2010, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At March 31, 2010, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. Based on the valuation models of the individual securities, the Company had recognized cumulative losses of $1.5 million as of March 31, 2010, of which $0.1 million was recognized during the three months ended March 31, 2009. The Company did not recognize any losses on these securities during the three months ended March 31, 2010. The market value of these securities has partially recovered from the lows that created the losses. As of March 31, 2010, the Company had recorded cumulative unrealized gains of $0.6 million. The resulting carrying value of the auction rate securities at March 31, 2010, was $5.5 million and is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

The current guidance related to fair value measurements, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. The guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash equivalents, marketable securities and long-term investments measured at fair value as of March 31, 2010, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$2,341	$—	$—	$2,341
Money market funds	18,068	—	—	18,068
U.S. treasury securities	6,523	—	—	6,523
Government-sponsored enterprise securities	—	12,036	—	12,036
Auction rate securities	—	—	5,539	5,539

	$26,932	$12,036	$5,539	$44,507

The Company’s investments in U.S. treasury securities and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2010. The Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ending March 31, 2010
Balance at December 31, 2009	$5,477
Total net unrealized losses included in earnings	—
Total net unrealized gains included in other comprehensive income	62
Net transfers in and/out of Level 3	—

Balance at March 31, 2010	$5,539

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

9.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2010, certain of the Company’s investors exercised warrants to purchase an aggregate of 2,365,644 shares of common stock that were issued in connection with the Company’s May 2009 registered direct offering. The Company received net proceeds of $5.0 million as a result of these exercises.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

•	A fully enrolled Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants;

•	Completed Phase 1 clinical trials using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	A preclinical program using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant; and

•	A preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy to reduce fetal transmission.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following approvals in veterinary applications, which we believe are important steps in the validation of our DNA delivery technology:

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

Furthermore, our partners, sanofi-aventis and AnGes, have applied our technologies to the local and sustained delivery of genes that encode angiogenic growth factors that promote the growth of blood vessels. Our licensee sanofi-aventis, has confirmed the completion of enrollment in its pivotal Phase 3 clinical trial of its angiogenesis therapy Temusi®. Sanofi-aventis expects final data from this trial in late 2010. Our licensee AnGes recently reported approval by the U.S. Food and Drug Administration, or FDA, of the Special Protocol Assessment agreement for a Phase 3 clinical trial of its Collategene™ angiogenesis product for patients with advanced peripheral arterial disease, or PAD. AnGes has also submitted a New Drug Application, or NDA, to the Japanese Ministry of Health, Labor and Welfare for Collategene™, for indications related to PAD and Buerger’s disease.

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

Product Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3 - enrollment completed	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation and disease after transplant	Phase 2 - enrollment completed	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1 completed	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Preclinical	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before and during pregnancy to preclude fetal transmission	Preclinical	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups to reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	NDA filed in Japan, Phase 2 completed in the United States	AnGes

Temusi® angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3 - enrollment completed	Sanofi-aventis

Angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to heart affected by ischemia	Phase 1 completed in the United States	AnGes

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

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

Recent Events

The following events have recently occurred with respect to our business:

Continued Progress in our Influenza Program

•

The U.S. Navy, through the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., awarded us a contract to conduct a Phase 1 clinical trial of our Vaxfectin®-formulated DNA vaccine against A/H1N1 pandemic influenza (swine flu).

Continued Progress in our Partnership Programs

•	The USDA granted our licensee, Merial, full licensure for its ONCEPT™ canine melanoma vaccine, a therapeutic DNA vaccine designed to aid in extending survival of dogs with oral melanoma.

•

Our licensee, AnGes, reported agreement with the FDA of a Special Protocol Assessment for a Phase 3 clinical trial of its Collategene™ angiogenesis product in patients with advanced peripheral arterial disease.

Continued Progress in our Melanoma Program

•	We completed enrollment of the planned 375 subjects in our multinational Phase 3 trial of Allovectin-7® in patients with metastatic melanoma.

Continued Progress in our CMV Program

•

We presented encouraging preliminary data indicating sustained increases in both cellular and antibody immune responses for our TransVax™ CMV vaccine compared with placebo through the final 12-month follow-up in an ongoing Phase 2 trial in hematopoietic cell transplant recipients.

Other Significant Events

•

We secured an issuer managed equity facility under which we may sell up to $25 million of our registered common stock to Azimuth Opportunity, Ltd. , or Azimuth. We are not obligated to use any of the facility.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $160.9 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended March 31,
Source	2010	2009
Navy H1N1 contract	$0.1	$—
RapidResponse™ DNA manufacturing grant	0.4	0.2
Other contracts and grants	0.1	0.2

Total contract and grant revenues	0.6	0.4

AnGes licenses	0.8	1.7
Other royalties and licenses	0.1	0.2

Total royalty and license revenues	0.9	1.9

Total revenues	$1.5	$2.3

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended March 31,
Program	2010	2009
Allovectin-7®	$4.7	$5.0
CMV	1.8	1.8
Pandemic influenza	0.3	0.1
Other research, development, manufacturing and production	1.1	1.8

Total research, development, manufacturing and production	$7.9	$8.7

Since our inception, we estimate that we have spent approximately $391 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional funds to advance through development to commercialization. From inception, we have spent approximately $121 million on our Allovectin-7® program, $52 million on our CMV program, and $23 million on our pandemic influenza programs.

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

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management. Our critical accounting policies regarding revenue recognition are in the following areas: license and royalty agreements, manufacturing contracts, contract services and grant revenues. Our critical accounting policies also include recognition of research and development expenses and the valuation of long-lived and intangible assets.

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

Contract Services and Government Research Grant Revenue. We recognize revenue from contract services and federal government research grants during the period in which the related expenditures are incurred and related payments for those services are received or collection is reasonably assured.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of March 31, 2010, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.9 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2010, Compared with Three Months Ended March 31, 2009

Total Revenues. Total revenues decreased $0.8 million, or 35.0%, to $1.5 million for the three months ended March 31, 2010, from $2.3 million for the three months ended March 31, 2009. This decrease was primarily the result of a $1.0 million decrease in revenue related to our Allovectin-7® license agreement with AnGes.

Research and Development Expenses. Research and development expenses decreased $1.1 million, or 18.0%, to $5.1 million for the three months ended March 31, 2010, from $6.2 million for the three months ended March 31, 2009. This decrease was primarily the result of lower facility costs as a result of the consolidation of our operations into one facility and decreased clinical trial related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.4 million, or 14.8%, to $2.8 million for the three months ended March 31, 2010, from $2.4 million for the three months ended March 31, 2009. This increase was primarily the result of the recognition of costs related to the delivery of a dengue vaccine that we manufactured for the U.S. Navy during the three months ended March 31, 2009.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 14.9%, to $2.2 million for the three months ended March 31, 2010, from $1.9 million for the three months ended March 31, 2009. This increase was primarily the result of higher personnel costs for the three months ended March 31, 2010, when compared to the prior year period.

Investment and Other Income, Net. Investment and other income increased $78,000, or 106.8%, to $151,000 for the three months ended March 31, 2010, from $73,000 for the three months ended March 31, 2009. This increase was primarily the result of the recognition of a loss on our auction rate securities during the three months ended March 31, 2009.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through December 31, 2009, we have received approximately $160.9 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $338.5 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $47.6 million at March 31, 2010, compared with $52.6 million at December 31, 2009. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2010, was the result of the use of cash to fund our operations which was partially offset by net proceeds of $5.0 million from the sale of our securities.

Net cash used in operating activities was $9.8 million and $7.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2010, compared with the prior year period, was primarily the result of an increase in payments for accounts payable and accrued expenses.

Net cash used by investing activities was $2.6 million and $0.5 million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash used by investing activities for the three months ended March 31, 2010, compared with the prior year period, was primarily the result of an increase in net purchases of investments.

Net cash provided by (used in) financing activities was $4.9 million and $(0.1) million for the three months ended March 31, 2010 and 2009, respectively. The increase in cash provided by financing activities for the three months ended March 31, 2010, compared with the prior year period, was primarily the result of an increase in net proceeds from the sale of our securities.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $140.2 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an equity line of credit with Azimuth pursuant to which we may sell up to $25.0 million of our common stock, subject to certain conditions. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2011.

Contractual Obligations

Under our Merck, sanofi-aventis, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation. In addition, certain technology license agreements require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at March 31, 2010, is approximately $18.1 million, of which approximately $7.5 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and two of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of nine months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.8 million if each such executive officer and other executive were terminated at March 31, 2010.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at March 31, 2010.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2010, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At March 31, 2010, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at March 31, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of March 31, 2010, we had recorded cumulative unrealized gains of $0.6 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC.

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

We have entered into agreements with government agencies, such as the NIH and Navy Medical Research Center, and we intend to continue entering into these agreements in the future. For example, we receive grants from governmental agencies and have in the past entered into agreements to manufacture vaccines for such agencies. Our business is partially dependent on the continued performance by these government agencies of their responsibilities under these agreements, including adequate continued funding of the agencies and their programs. We have no control over the resources and funding that government agencies may devote to these agreements, which may be subject to annual renewal and which generally may be terminated by the government agencies at any time.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $28.6 million, $36.9 million and $35.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of March 31, 2010, we had incurred cumulative net losses totaling approximately $296.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $140.2 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In January 2010, we entered into a committed equity line of credit with Azimuth, under which we may sell to Azimuth, subject to certain limitations, up to $25.0 million of our common stock over a 24-month period. Azimuth will not be obligated to purchase shares under the equity line of credit unless specified conditions are met, which include a minimum price of $1.50 for our common stock. If we are unable to meet the specified conditions with respect to any sale of shares under the Azimuth equity line of credit, we may be unable to access this source of financing. Azimuth is also permitted to terminate the equity line of credit under certain circumstances.

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

As of March 31, 2010, we were the assignee or co-assignee of 61 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; and a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, and maintained in amended form. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2010, we were also prosecuting 79 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

(*)Healthcare reform and restrictions on reimbursement may limit our returns on potential products.

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

If we fail to obtain appropriate reimbursement, we could be prevented from successfully commercializing our potential products. There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. In the United States, the Federal government recently passed comprehensive healthcare reform legislation. Many of the details regarding the implementation of this legislation are yet to be determined and we currently cannot predict whether or to what extent such implementation or adoption of reforms may impair our business.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2010, our long-term investments included (at par value) $6.5 million auction rate securities secured by municipal bonds and student loans. At March 31, 2010, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at March 31, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to March 31, 2010, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.1(ii)(1) 3.2(i)(2)	Amended and Restated Bylaws. Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1	Vical Incorporated Non-Employee Director Compensation Policy.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

(2)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 7, 2010	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)