Form 10-Q
period 2010-06-30
VICAL INC
filed 2010-08-06
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Total shares of common stock outstanding at July 31, 2010: 56,245,897

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$12,339	$25,873
Marketable securities, available-for-sale	19,280	18,385
Restricted cash	2,827	2,827
Receivables and other	1,153	1,349

Total current assets	35,599	48,434
Long-term investments	5,450	5,477
Property and equipment, net	8,442	9,260
Intangible assets, net	3,497	3,743
Other assets	458	458

Total assets	$53,446	$67,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,153	$8,020
Deferred revenue	753	1,990

Total current liabilities	6,906	10,010
Long-term liabilities:
Deferred rent	2,310	2,380
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 56,237 shares issued and outstanding at June 30, 2010, and 80,000 shares authorized, 53,781 shares issued and outstanding at December 31, 2009	562	538
Additional paid-in capital	347,431	341,302
Accumulated deficit	(304,228)	(287,370)
Accumulated other comprehensive gain	465	512

Total stockholders’ equity	44,230	54,982

Total liabilities and stockholders’ equity	$53,446	$67,372

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Contract and grant revenue	$1,379	$352	$1,965	$730
License and royalty revenue	696	3,626	1,573	5,498

Total revenues	2,075	3,978	3,538	6,228
Operating expenses:
Research and development	4,963	5,655	10,065	11,876
Manufacturing and production	3,431	2,244	6,236	4,688
General and administrative	2,186	1,886	4,371	3,787

Total operating expenses	10,580	9,785	20,672	20,351

Loss from operations	(8,505)	(5,807)	(17,134)	(14,123)
Other income (expense):
Investment and other income (expense), net	125	(212)	276	(139)
Interest expense	—	(1)	—	(2)

Net loss	$(8,380)	$(6,020)	$(16,858)	$(14,264)

Basic and diluted net loss per share	$(0.15)	$(0.14)	$(0.30)	$(0.34)

Weighted average shares used in computing basic and diluted net loss per share	56,369	44,374	55,845	42,439

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(16,858)	$(14,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,400	1,339
Other than temporary loss on marketable securities and other assets	—	405
Write-off of abandoned patents	—	66
Gain on sale of property and equipment	—	(2)
Compensation expense related to stock options and awards	1,286	736
Changes in operating assets and liabilities:
Receivables and other	196	(440)
Accounts payable, accrued expenses and other liabilities	(1,909)	(303)
Deferred revenue	(1,237)	1,338
Deferred rent	(28)	(7)

Net cash used in operating activities	(17,150)	(11,132)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	16,942	7,313
Purchases of marketable securities – including restricted	(17,857)	(14,193)
Purchases of property and equipment	(199)	(27)
Sale of property and equipment	—	2
Patent expenditures	(137)	(178)

Net cash used in investing activities	(1,251)	(7,083)

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,937	18,870
Payment of withholding taxes for net settlement of restricted stock units	(70)	(18)
Principal payments under equipment financing obligations	—	(113)

Net cash provided by financing activities	4,867	18,739

Net (decrease) increase in cash and cash equivalents	(13,534)	524
Cash and cash equivalents at beginning of period	25,873	23,761

Cash and cash equivalents at end of period	$12,339	$24,285

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2010

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

The unaudited financial statements at June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in its Annual Report on Form 10-K filed with the SEC. We evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At each of June 30, 2010, and December 31, 2009, restricted cash of $2.8 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.8 million and 0.3 million for the three months ended June 30, 2010 and 2009, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.8 million and 0.2 million for the six months ended June 30, 2010 and 2009, respectively, were excluded from the calculation because of their antidilutive effect.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Research and development	$191	$110	$354	$227
Manufacturing and production	76	40	148	85
General and administrative	420	203	784	424

Total stock-based compensation expense	$687	$353	$1,286	$736

During the six months ended June 30, 2010 and 2009, the Company granted stock-based awards with a total estimated value of $4.4 million and $1.6 million, respectively. At June 30, 2010, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.0 million, which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based awards granted during the six months ended June 30, 2010 and 2009, were equal to 3.7% and 3.2%, respectively, of outstanding shares of common stock at the end of each period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2010 and 2009, other comprehensive gain (loss) was $(0.1) million and $0.4 million, respectively, and total comprehensive loss was $8.5 million and $5.6 million, respectively. For the six months ended June 30, 2010 and 2009, other comprehensive gain (loss) was $(48,000) and $0.4 million, respectively, and total comprehensive loss was $16.9 million and $13.9 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Clinical trial accruals	$2,904	$3,679
Employee compensation	1,583	2,569
Accounts payable	788	967
Other accrued liabilities	878	805

Total accounts payable and accrued expenses	$6,153	$8,020

5.	COMMITMENTS AND CONTINGENCIES

The Company prosecutes its intellectual property estate vigorously to obtain the broadest valid scope for its patents. Due to uncertainty of the ultimate outcome of these matters, their impact on future operating results or the Company’s financial condition is not subject to reasonable estimates.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

6.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

June 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$4,007	$—	$1	$4,006
Government-sponsored enterprise securities	13,010	—	—	13,010
Certificates of deposit	2,265	—	1	2,264

	$19,282	$—	$2	$19,280

December 31, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$5,519	$22	$—	$5,541
Government-sponsored enterprise securities	9,583	3	—	9,586
Corporate bonds	1,000	—	1	999
Certificates of deposit	2,264	—	5	2,259

	$18,366	$25	$6	$18,385

At June 30, 2010, none of these securities mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2010. As of June 30, 2010, none of the securities had been in a continuous unrealized loss position longer than 12 months.

7.	LONG-TERM INVESTMENTS

As of June 30, 2010, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At June 30, 2010, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated by a third party specialist utilizing a discounted cash flow analysis as of June 30, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data for securities with similar characteristics to those held by the Company. Based on the valuation models of the individual securities, the Company had recognized cumulative losses of $1.5 million as of June 30, 2010, of which $0.3 million and $0.4 million was recognized during the three and six months ended June 30, 2009, respectively. The Company did not recognize any losses on these securities during the three and six months ended June 30, 2010. The market value of these securities has partially recovered from the lows that created the losses. As of June 30, 2010, the Company had recorded cumulative unrealized gains of $0.5 million. The resulting carrying value of the auction rate securities at June 30, 2010, was $5.5 million and is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value as of June 30, 2010, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$2,264	$—	$—	$2,264
Money market funds	12,148	—	—	12,148
U.S. treasury securities	4,006	—	—	4,006
Government-sponsored enterprise securities	—	13,010	—	13,010
Auction rate securities	—	—	5,450	5,450

	$18,418	$13,010	$5,450	$36,878

The Company’s investments in U.S. treasury securities, certificates of deposit, and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2010. The Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available. The Company’s investments in auction rate securities are also valued by a third party as more fully described in Note 7.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ending June 30, 2010
Balance at December 31, 2009	$5,477
Total net unrealized losses included in earnings	—
Total net unrealized losses included in other comprehensive income	27
Net transfers in and/out of Level 3	—

Balance at June 30, 2010	$5,450

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

9.	STOCKHOLDERS’ EQUITY

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

•	An ongoing Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants;

•	Completed Phase 1 clinical trials using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	An ongoing Phase 1 clinical program using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant; and

•	A preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy.

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

Furthermore, our partners, sanofi-aventis and AnGes, have applied our technologies to the local delivery of genes that encode angiogenic growth factors that promote the growth of blood vessels. Our licensee sanofi-aventis, has confirmed the completion of enrollment in its pivotal Phase 3 clinical trial of its angiogenesis therapy Temusi®. Sanofi-aventis expects final data from this trial in late 2010. Our licensee AnGes recently reported approval by the U.S. Food and Drug Administration, or FDA, of a Special Protocol Assessment agreement for a Phase 3 clinical trial of its Collategene™ angiogenesis product for patients with advanced peripheral arterial disease, or PAD. AnGes has also submitted a New Drug Application, or NDA, to the Japanese Ministry of Health, Labor and Welfare for Collategene™, for indications related to PAD and Buerger’s disease.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to 11 leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The non-exclusive academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications arising from their use of our technology on terms to be negotiated.

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

Product Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation and disease after transplant	Phase 2	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before and during pregnancy to preclude fetal transmission	Preclinical	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups, reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	NDA filed in Japan, Phase 2 in the United States	AnGes

Temusi® angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3	Sanofi-aventis

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

[1]

“Research” indicates exploration and/or evaluation of a potential product candidate in a nonclinical laboratory setting. “Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is advancing toward initial human clinical testing. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the product candidate. “Phase 3” clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.

Recent Events

The following events have recently occurred with respect to our business:

Continued Progress in our Melanoma Program

•

The June issue of Melanoma Research included updated data from our Phase 2 trial of high-dose Allovectin-7® in patients with metastatic melanoma. A separate article in the May issue of Expert Opinion on Biological Therapy reviewed results from the Phase 2 trial and previous clinical studies of Allovectin-7®.

•

An independent Safety Monitoring Board for our Phase 3 trial of Allovectin-7® in patients with metastatic melanoma completed the trial’s fourth scheduled safety analysis and recommended that the trial continue per the protocol.

Continued Progress in our CMV Program

•

Our TransVax™ CMV vaccine elicited sustained increases in both cellular and antibody immune responses compared with placebo through the final 12-month follow-up in an ongoing Phase 2 trial in hematopoietic cell transplant recipients.

•

We are collaborating with leading pediatric infectious disease researchers at Virginia Commonwealth University under a five-year, approximately $4.0 million grant from the National Institute of Allergy and Infectious Diseases. The grant will support development and animal testing of novel vaccine approaches designed to protect women of child-bearing potential from infection with CMV.

Continued Progress in our Influenza Program

•	We initiated our Phase 1 trial of our Vaxfectin®-formulated plasmid DNA vaccine against H1N1 pandemic influenza.

Continued Progress in our HSV-2 Program

•

Our prophylactic Vaxfectin®-formulated plasmid DNA vaccine against herpes simplex virus type 2, or HSV-2, protected mice against lethal challenge, provided sterilizing immunity and inhibited viral counts at both the primary and latent infection sites. A related vaccine significantly reduced the recurrence of HSV-2 lesions in a therapeutic model using guinea pigs with latent infection.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $163.0 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2010	2009	2010	2009
Navy H1N1 contract	$0.7	$0.0	$0.7	$0.0
RapidResponse™ DNA manufacturing grant	0.4	0.3	0.8	0.5
Other contracts and grants	0.3	0.1	0.4	0.2

Total contract and grant revenues	1.4	0.4	1.9	0.7

AnGes licenses	0.5	1.8	1.3	3.6
Merck license	0.0	1.5	0.0	1.5
Other royalties and licenses	0.2	0.3	0.3	0.4

Total royalty and license revenues	0.7	3.6	1.6	5.5

Total revenues	$2.1	$4.0	$3.5	$6.2

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2010	2009	2010	2009
Allovectin-7®	$3.8	$5.2	$8.5	$10.2
CMV	2.1	1.2	3.9	3.0
Pandemic influenza	1.3	0.3	1.6	0.4
Other research, development, manufacturing and production	1.2	1.2	2.3	3.0

Total research, development, manufacturing and production	$8.4	$7.9	$16.3	$16.6

Since our inception, we estimate that we have spent approximately $399 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional funds to advance through development to commercialization. From inception, we have spent approximately $125 million on our Allovectin-7® program, $54 million on our CMV programs, and $24 million on our pandemic influenza programs.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of June 30, 2010, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended June 30, 2010, Compared with Three Months Ended June 30, 2009

Total Revenues. Total revenues decreased $1.9 million, or 47.8%, to $2.1 million for the three months ended June 30, 2010, from $4.0 million for the three months ended June 30, 2009. Our license and royalty revenue decreased by $2.9 million which was primarily the result of a $1.5 million milestone payment received from Merck during the three months ended June 30, 2009, related to its Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine and a $1.2 million decrease in the recognition of revenue related to our Allovectin-7® license agreement with AnGes. These decreases were partially offset by a $0.8 million increase in contract revenue which was primarily related to the delivery of an H1N1 vaccine that we manufactured for the US Navy during the three months ended June 30, 2010.

Research and Development Expenses. Research and development expenses decreased $0.7 million, or 12.2%, to $5.0 million for the three months ended June 30, 2010, from $5.7 million for the three months ended June 30, 2009. This decrease was primarily the result of lower clinical trial related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.2 million, or 52.9%, to $3.4 million for the three months ended June 30, 2010, from $2.2 million for the three months ended June 30, 2009. This increase was primarily the result of the recognition of costs related to the delivery of a H1N1 vaccine that we manufactured for the U.S. Navy during the three months ended June 30, 2010.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 15.9%, to $2.2 million for the three months ended June 30, 2010, from $1.9 million for the three months ended June 30, 2009. This increase was primarily the result of higher stock based compensation expense for the three months ended June 30, 2010, when compared to the prior year period.

Investment and Other Income, Net. Investment and other income increased $0.3 million, or 159.0%, to $0.1 million for the three months ended June 30, 2010, from $(0.2) million for the three months ended June 30, 2009. This increase was primarily the result of the recognition of a loss on our auction rate securities during the three months ended June 30, 2009.

Six Months Ended June 30, 2010, Compared with Six Months Ended June 30, 2009

Total Revenues. Total revenues decreased $2.7 million, or 43.2%, to $3.5 million for the six months ended June 30, 2010, from $6.2 million for the six months ended June 30, 2009. Our license and royalty revenue decreased by $3.9 million which was primarily the result of a $1.5 million milestone payment received from Merck during the six months ended June 30, 2009, related to its Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine and a $2.2 million decrease in the recognition of revenue related to our Allovectin-7® license agreement with AnGes. These decreases were partially offset by a $0.8 million increase in contract revenue which was primarily related to the delivery of an H1N1 vaccine that we manufactured for the US Navy during the six months ended June 30, 2010.

Research and Development Expenses. Research and development expenses decreased $1.8 million, or 15.2%, to $10.1 million for the six months ended June 30, 2010, from $11.9 million for the six months ended June 30, 2009. This decrease was primarily the result of lower clinical trial related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.5 million, or 33.0%, to $6.2 million for the six months ended June 30, 2010, from $4.7 million for the six months ended June 30, 2009. This increase was primarily the result of the recognition of costs related to the delivery of a H1N1 vaccine that we manufactured for the U.S. Navy during the six months ended June 30, 2010 and due to the deferral of costs during the six months ended June 30, 2009, related to a Dengue vaccine we manufactured for the US Navy.

General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 15.4%, to $4.4 million for the six months ended June 30, 2010, from $3.8 million for the six months ended June 30, 2009. This increase was primarily the result of higher stock based compensation expense for the six months ended June 30, 2010, when compared to the prior year period.

Investment and Other Income, Net. Investment and other income increased $0.4 million, or 298.6%, to $0.3 million for the six months ended June 30, 2010, from $(0.1) million for the six months ended June 30, 2009. This increase was primarily the result of the recognition of a loss on our auction rate securities during the six months ended June 30, 2009.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through December 31, 2009, we have received approximately $163.0 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $338.5 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $39.9 million at June 30, 2010, compared with $52.6 million at December 31, 2009. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2010, was the result of the use of cash to fund our operations which was partially offset by net proceeds of $5.0 million from the sale of our securities.

Net cash used in operating activities was $17.2 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2010, compared with the prior year period, was primarily the result of an increase in our net loss and an increase in payments for accounts payable and accrued expenses.

Net cash used in investing activities was $1.3 million and $7.1 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in cash used in investing activities for the six months ended June 30, 2010, compared with the prior year period, was primarily the result of a decrease in net purchases of investments.

Net cash provided by financing activities was $4.9 million and $18.7 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2010, compared with the prior year period, was the result of a decrease in net proceeds from the sale of our securities.

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

Contractual Obligations

Under our Merck, sanofi-aventis, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation and/or the University of Michigan. In addition, certain technology license agreements require us to make payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at June 30, 2010, is approximately $18.1 million, of which approximately $7.5 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and two of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of nine months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.8 million if each such executive officer and other executive were terminated at June 30, 2010.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our non-equity investments at June 30, 2010.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2010, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At June 30, 2010, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at June 30, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of June 30, 2010, we had recorded cumulative unrealized gains of $0.5 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in clinical development include Allovectin-7®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010, TransVax™, for which we reported interim results from a Phase 2 clinical study in 2009, and our H1N1 pandemic influenza vaccine, for which we announced the initiation of Phase 1 clinical testing in 2010. We may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. TransVax™ and our H1N1 pandemic influenza vaccine may not meet the endpoints in their respective clinical trials and we may not conduct additional TransVax™ or H1N1 pandemic influenza vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

(*) Our revenues partially depend on the development and commercialization of products in collaboration with others to whom we have licensed our technologies. If our collaborators or licensees do not successfully develop and commercialize products covered by these arrangements, or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements, we may lose opportunities to validate our DNA delivery technologies, or we may be forced to curtail our development and commercialization efforts in these areas.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. In addition, we have two licensees, sanofi-aventis and AnGes, with product candidates in advanced stages of clinical development, for which we believe regulatory approval would provide important further validation of our DNA delivery technologies. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators or licensees may not succeed in their product development efforts, such as our former licensee, Corautus Genetics Inc., who discontinued development efforts of a product for which they had licensed our core DNA delivery technology for specific cardiovascular applications. It is possible that sanofi-aventis, AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $28.6 million, $36.9 million and $35.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of June 30, 2010, we had incurred cumulative net losses totaling approximately $304.2 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of June 30, 2010, we were the assignee or co-assignee of 63 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; and a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, and maintained in amended form. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2010, we were also prosecuting 79 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2010, our long-term investments included (at par value) $6.5 million auction rate securities secured by municipal bonds and student loans. At June 30, 2010, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at June 30, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to June 30, 2010, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)	Amended and Restated Bylaws.

3.3(i)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1	Amended and Restated Stock Incentive Plan of Vical Incorporated.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 6, 2010	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)