Form 10-Q
period 2010-09-30
VICAL INC
filed 2010-11-09
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Total shares of common stock outstanding at October 31, 2010: 71,623,543

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$47,235	$25,873
Marketable securities, available-for-sale	9,588	18,385
Restricted cash	2,911	2,827
Receivables and other	1,675	1,349

Total current assets	61,409	48,434
Long-term investments	5,507	5,477
Property and equipment, net	8,022	9,260
Intangible assets, net	3,461	3,743
Other assets	458	458

Total assets	$78,857	$67,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,314	$8,020
Deferred revenue	573	1,990

Total current liabilities	6,887	10,010
Long-term liabilities:
Deferred rent	2,268	2,380
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 71,246 shares issued and outstanding at September 30, 2010, and 80,000 shares authorized, 53,781 shares issued and outstanding at December 31, 2009	713	538
Additional paid-in capital	379,439	341,302
Accumulated deficit	(310,995)	(287,370)
Accumulated other comprehensive gain	545	512

Total stockholders' equity	69,702	54,982

Total liabilities and stockholders' equity	$78,857	$67,372

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Contract and grant revenue	$1,573	$2,013	$3,538	$2,743
License and royalty revenue	684	1,890	2,257	7,388

Total revenues	2,257	3,903	5,795	10,131
Operating expenses:
Research and development	4,658	5,405	14,723	17,281
Manufacturing and production	2,307	3,779	8,543	8,467
General and administrative	2,102	1,768	6,473	5,555

Total operating expenses	9,067	10,952	29,739	31,303

Loss from operations	(6,810)	(7,049)	(23,944)	(21,172)
Other income (expense):
Investment and other income (expense), net	43	64	319	(75)
Interest expense	—	—	—	(2)

Net loss	$(6,767)	$(6,985)	$(23,625)	$(21,249)

Basic and diluted net loss per share	$(0.12)	$(0.14)	$(0.42)	$(0.47)

Weighted average shares used in computing basic and diluted net loss per share	56,745	51,111	56,155	45,361

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(23,625)	$(21,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,106	1,989
Other than temporary loss on marketable securities and other assets	—	427
Write-off of abandoned patents	8	84
Gain on sale of property and equipment	—	(10)
Compensation expense related to stock options and awards	1,972	1,091
Changes in operating assets and liabilities:
Receivables and other	(326)	550
Accounts payable, accrued expenses and other liabilities	(1,770)	(143)
Deferred revenue	(1,417)	1,750
Deferred rent	(48)	(7)

Net cash used in operating activities	(23,100)	(15,518)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	26,799	10,507
Purchases of marketable securities – including restricted	(18,083)	(23,140)
Purchases of property and equipment	(296)	(207)
Sale of property and equipment	—	10
Patent expenditures	(298)	(233)

Net cash provided by (used in) investing activities	8,122	(13,063)

Cash flows from financing activities:
Net proceeds from issuance of common stock	36,423	28,841
Payment of withholding taxes for net settlement of restricted stock units	(83)	(28)
Principal payments under equipment financing obligations	—	(156)

Net cash provided by financing activities	36,340	28,657

Net increase in cash and cash equivalents	21,362	76
Cash and cash equivalents at beginning of period	25,873	23,761

Cash and cash equivalents at end of period	$47,235	$23,837

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2010

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

The unaudited financial statements at September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2009, included in its Annual Report on Form 10-K filed with the SEC. We evaluated subsequent events through the date on which this Quarterly Report on Form 10-Q was filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of September 30, 2010, and December 31, 2009, restricted cash of $2.9 million and $2.8 million, respectively, was pledged as collateral for this letter of credit.

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

License and Royalty Revenue

The Company’s license and royalty revenues are generated through agreements with strategic partners. Nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements are recognized as revenue upon the earlier of when payments are received or collection is assured, but are deferred if the Company has continuing performance obligations. If the Company has continuing involvement through contractual obligations under such agreements, such up-front fees are deferred and recognized over the period for which the Company continues to have a performance obligation.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.7 million and 2.4 million for the three months ended September 30, 2010 and 2009, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.8 million and 1.0 million for the nine months ended September 30, 2010 and 2009, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company is currently evaluating the effect, if any, that this guidance will have on its financial position and results of operations.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of such annual period. The Company is currently evaluating the effect, if any, that this guidance will have on its financial position and results of operations.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$190	$101	$544	$328
Manufacturing and production	75	37	222	123
General and administrative	421	217	1,206	640

Total stock-based compensation expense	$686	$355	$1,972	$1,091

During the nine months ended September 30, 2010 and 2009, the Company granted stock-based awards with a total estimated value of $4.4 million and $1.6 million, respectively. At September 30, 2010, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $3.2 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2010 and 2009, were each equal to 3.0% of outstanding shares of common stock at the end of the applicable period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2010 and 2009, other comprehensive gain was $0.1 million and $0.2 million, respectively, and total comprehensive loss was $6.7 million and $6.8 million, respectively. For the nine months ended September 30, 2010 and 2009, other comprehensive gain was $33,000 and $0.5 million, respectively, and total comprehensive loss was $23.6 million and $20.7 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Clinical trial accruals	$2,758	$3,679
Employee compensation	1,747	2,569
Accounts payable	295	967
Other accrued liabilities	1,514	805

Total accounts payable and accrued expenses	$6,314	$8,020

5.	COMMITMENTS AND CONTINGENCIES

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

6.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

September 30, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$2,005	$—	$—	$2,005
Government-sponsored enterprise securities	5,996	1	—	5,997
Certificates of deposit	1,586	—	—	1,586

	$9,587	$1	$—	$9,588

December 31, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasury securities	$5,519	$22	$—	$5,541
Government-sponsored enterprise securities	9,583	3	—	9,586
Corporate bonds	1,000	—	1	999
Certificates of deposit	2,264	—	5	2,259

	$18,366	$25	$6	$18,385

At September 30, 2010, none of these securities mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three and nine months ended September 30, 2010. As of September 30, 2010, none of the securities had been in a continuous unrealized loss position longer than 12 months.

7.	LONG-TERM INVESTMENTS

As of September 30, 2010, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At September 30, 2010, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated by a third party specialist utilizing a discounted cash flow analysis as of September 30, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data for securities with similar characteristics to those held by the Company. Based on the valuation models of the individual securities, the Company had recognized cumulative losses of $1.5 million as of September 30, 2010, of which zero and $0.4 million was recognized during the three and nine months ended September 30, 2009, respectively. The Company did not recognize any losses on these securities during the three and nine months ended September 30, 2010. The market value of these securities has partially recovered from the lows that created the losses. As of September 30, 2010, the Company had recorded cumulative unrealized gains of $0.5 million. The resulting carrying value of the auction rate securities at September 30, 2010, was $5.5 million and is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value as of September 30, 2010, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,586	$—	$—	$1,586
Money market funds	46,671	—	—	46,671
U.S. treasury securities	2,005	—	—	2,005
Government-sponsored enterprise securities	—	5,997	—	5,997
Auction rate securities	—	—	5,507	5,507

	$50,262	$5,997	$5,507	$61,766

The Company’s investments in U.S. treasury securities and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2010. The Company’s investments in government-sponsored entities are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available. The Company’s investments in auction rate securities are also valued by a third party as more fully described in Note 7.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ended September 30, 2010
Balance at December 31, 2009	$5,477
Total net unrealized losses included in earnings	—
Total net unrealized gains included in other comprehensive income	50
Net transfers in and/out of Level 3	(20)

Balance at September 30, 2010	$5,507

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

9.	STOCKHOLDERS’ EQUITY

In September 2010, the Company sold 15.0 million shares of its common stock in a public offering at a price to the public of $2.25 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $31.5 million. In October 2010, the Company sold an additional 368,662 shares pursuant to the exercise of the underwriters’ overallotment option at a price of $2.25 per share. Net proceeds from the overallotment option, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $0.7 million. All of the shares of common stock were offered pursuant to an effective shelf registration statement.

During the first quarter of 2010, certain of the Company’s investors exercised warrants to purchase an aggregate of 2,365,644 shares of common stock that were issued in connection with the Company’s May 2009 registered direct offering. The Company received net proceeds of $5.0 million as a result of these exercises.

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

We currently have six active independent clinical and preclinical development programs in the areas of infectious disease and cancer including:

•

A fully enrolled Phase 3 clinical trial using our Allovectin-7® immunotherapeutic in patients with metastatic melanoma which has been funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•	A recently completed Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants;

•	Completed Phase 1 clinical trials using our H5N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	An ongoing Phase 1 clinical trial using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant; and

•	A preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy.

•	Preclinical therapeutic and prophylactic vaccines for herpes simplex virus 2, formulated with our proprietary Vaxfectin® adjuvant.

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

•

In 2009, our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to market a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma, which was launched in January 2010. We believe that Merial’s vaccine is the first cancer vaccine ever approved for therapeutic use.

Furthermore, our partner AnGes has applied our technologies to the local delivery of a gene that encodes an angiogenic growth factor that promotes the growth of blood vessels. AnGes has reported that it is currently preparing for a global Phase 3 clinical trial for its Collategene™ angiogenesis product in patients with advanced peripheral arterial disease, or PAD, and in the meantime has recently withdrawn its New Drug Application, or NDA, previously submitted to the Japanese Ministry of Health, Labor and Welfare. AnGes previously announced that it had reached agreement with the FDA regarding a Special Protocol Assessment for the Phase 3 clinical trial of Collategene™ and that the FDA has granted “Fast Track” designation to Collategene™ as a treatment for critical limb ischemia.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin-7® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Prevent viral reactivation after transplant	Phase 2	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1 complete	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Protect against infection, disease, and/or viral shedding	Phase 1	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Phase 1 preparation	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Prevent recurring flare-ups, reduce viral shedding and transmission	Research	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3 preparation	AnGes

Temusi® angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by ischemia	Phase 3[2]	Sanofi-aventis

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex-IHN® prophylactic vaccine for infectious hematopoietic necrosis virus	Protect farm-raised salmon from infection and disease when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2	NIH

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

[2]	See discussion of the status of the sanofi-aventis trial on page 15.

Recent Events

The following events have recently occurred with respect to our business and our independent programs:

Continued Progress in our CMV Program

•

We achieved key efficacy, immunogenicity and safety results in our double-blind, placebo-controlled Phase 2 trial, establishing our TransVax™ cytomegalovirus vaccine as the first to provide evidence of protection from CMV viremia in immunocompromised hematopoietic cell transplant recipients, and defining a potential pathway for further development.

Contract Manufacturing

•

We agreed to manufacture three plasmids under cGMP for a vaccine against HIV under a $2.4 million contract with the IPPOX Foundation, a collaborating institution for the Poxvirus Vaccine Regimen Design led by the Centre Hospitalier Universitaire Vaudois under the auspices of the Collaboration for AIDS Vaccine Discovery.

Financing

•

In September 2010 we sold 15.0 million shares of our common stock in a public offering at a price to the public of $2.25 per share. In October 2010 we sold an additional 368,662 shares pursuant to the exercise of the underwriters’ overallotment option. Net proceeds from the offerings, after deducting underwriting discounts and commissions and other offering expenses payable by the Company totaled $32.3 million.

Continued Progress in our Melanoma Program

•	The FDA has granted Fast Track designation of Allovectin-7®, our first-in-class gene-based immunotherapeutic being developed as a treatment for metastatic melanoma.

Licensee Update

•

Our licensee AnGes MG, Inc., withdrew the New Drug Application previously submitted to the Japanese Ministry of Health, Labor and Welfare for its Collategene™ angiogenic product candidate. AnGes believes having Japanese sites participate in a planned global Phase 3 trial of Collategene™ represents the best potential pathway to approval in Japan. AnGes also announced that the FDA has granted Fast Track designation of Collategene™ as a treatment for critical limb ischemia.

•

Our licensee sanofi-aventis announced that its NV1FGF angiogenic product candidate, also known as Temusi®, did not meet the primary endpoint in a global Phase 3 clinical trial. Full study results will be presented at the American Heart Association Congress on November 16, 2010. Sanofi-aventis is evaluating all options with respect to Temusi® development.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $165.3 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2010	2009	2010	2009
Navy H1N1 contract	$0.3	$0.2	$1.2	$0.2
IPPOX HIV contract	0.5	0.0	0.5	0.0
RapidResponse™ DNA manufacturing grant	0.5	0.3	1.3	0.8
Navy dengue manufacturing contract	0.0	1.3	0.0	1.3
HSV grant	0.3	0.2	0.5	0.4

Total contract and grant revenues	1.6	2.0	3.5	2.7

AnGes licenses	0.6	1.7	1.9	5.3
Merck license	0.0	0.0	0.0	1.5
Other royalties and licenses	0.1	0.2	0.4	0.6

Total royalty and license revenues	0.7	1.9	2.3	7.4

Total revenues	$2.3	$3.9	$5.8	$10.1

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2010	2009	2010	2009
Allovectin-7®	$3.8	$5.2	$12.3	$15.5
CMV	1.2	1.0	5.1	4.0
Pandemic influenza	0.3	0.4	1.8	0.9
Other research, development, manufacturing and production	1.7	2.6	4.1	5.3

Total research, development, manufacturing and production	$7.0	$9.2	$23.3	$25.7

Since our inception, we estimate that we have spent approximately $406 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin-7®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin-7® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional funds to advance through development to commercialization. From inception, we have spent approximately $129 million on our Allovectin-7® program, $55 million on our CMV programs, and $24 million on our pandemic influenza programs.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of September 30, 2010, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.9 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended September 30, 2010, Compared with Three Months Ended September 30, 2009

Total Revenues. Total revenues decreased $1.6 million, or 42.2%, to $2.3 million for the three months ended September 30, 2010, from $3.9 million for the three months ended September 30, 2009. Our license and royalty revenue decreased by $1.2 million which was primarily the result of a decrease in the recognition of revenue related to our Allovectin-7® license agreement with AnGes.

Research and Development Expenses. Research and development expenses decreased $0.7 million, or 13.8%, to $4.7 million for the three months ended September 30, 2010, from $5.4 million for the three months ended September 30, 2009. This decrease was primarily the result of lower Allovectin-7® clinical trial related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.5 million, or 39.0%, to $2.3 million for the three months ended September 30, 2010, from $3.8 million for the three months ended September 30, 2009. This decrease was primarily the result of the recognition of costs related to the delivery of a dengue vaccine that we manufactured for the U.S. Navy during the three months ended September 30, 2009.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 18.9%, to $2.1 million for the three months ended September 30, 2010, from $1.8 million for the three months ended September 30, 2009. This increase was primarily the result of higher stock based compensation expense for the three months ended September 30, 2010, when compared to the prior year period.

Nine Months Ended September 30, 2010, Compared with Nine Months Ended September 30, 2009

Total Revenues. Total revenues decreased $4.3 million, or 42.8%, to $5.8 million for the nine months ended September 30, 2010, from $10.1 million for the nine months ended September 30, 2009. Our license and royalty revenue decreased by $5.1 million which was primarily the result of a $3.4 million decrease in the recognition of revenue related to our Allovectin-7® license agreement with AnGes and a $1.5 million milestone payment received from Merck during the nine months ended September 30, 2009, related to its Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine. These factors were partially offset by a $0.6 million increase in revenue related to our ongoing NIH grants.

Research and Development Expenses. Research and development expenses decreased $2.6 million, or 14.8%, to $14.7 million for the nine months ended September 30, 2010, from $17.3 million for the nine months ended September 30, 2009. This decrease was primarily the result of lower Allovectin-7® clinical trial related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.1 million, or 0.9%, to $8.5 million for the nine months ended September 30, 2010, from $8.4 million for the nine months ended September 30, 2009. This increase was primarily the result of higher purchases of scientific related materials.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 16.5%, to $6.5 million for the nine months ended September 30, 2010, from $5.6 million for the nine months ended September 30, 2009. This increase was primarily the result of higher stock based compensation expense for the nine months ended September 30, 2010, when compared to the prior year period.

Investment and Other Income, Net. Investment and other income increased $0.4 million, or 525.3%, to $0.3 million for the nine months ended September 30, 2010, from $(0.1) million for the nine months ended September 30, 2009. This increase was primarily the result of the recognition of a loss on our auction rate securities during the nine months ended September 30, 2009.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through December 31, 2009, we have received approximately $165.3 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $370.0 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $65.2 million at September 30, 2010, compared with $52.6 million at December 31, 2009. The increase in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2010, was the result of the receipt of net proceeds of $36.5 million from the sale of our securities which was partially offset by the use of cash to fund our operations.

Net cash used in operating activities was $23.1 million and $15.5 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2010, compared with the prior year period, was primarily the result of an increase in our net loss, an increase in payments for accounts payable and accrued expenses, and a reduction in deferred revenue.

Net cash provided by (used in) investing activities was $8.1 million and $(13.1) million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash provided by investing activities for the nine months ended September 30, 2010, compared with the prior year period, was primarily the result of an increase in net maturities of investments.

Net cash provided by financing activities was $36.3 million and $28.7 million for the nine months ended September 30, 2010 and 2009, respectively. The increase in cash provided by financing activities for the nine months ended September 30, 2010, compared with the prior year period, was the result of an increase in net proceeds from the sale of our securities.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $106.5 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an equity line of credit with Azimuth pursuant to which we may sell up to $25.0 million of our common stock, subject to certain conditions. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2012.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at September 30, 2010, is approximately $18.1 million, of which approximately $7.5 million is related to our independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and one of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.7 million if each such executive officer and other executive were terminated at September 30, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately two months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $47,000 lower than the reported fair value of our investments at September 30, 2010.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2010, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At September 30, 2010, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at September 30, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of September 30, 2010, we had recorded cumulative unrealized gains of $0.5 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in clinical development include Allovectin-7®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010, TransVax™, for which we reported results from a recently completed Phase 2 clinical study in 2010, and our H1N1 pandemic influenza vaccine, for which we announced the initiation of Phase 1 clinical testing in 2010. We may not meet the primary endpoint of the Allovectin-7® trial for which a Special Protocol Assessment agreement is in place with the FDA. Our H1N1 pandemic influenza vaccine may not meet the endpoints in its clinical trial and we may not conduct additional TransVax™ or H1N1 pandemic influenza vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

Some collaborators or licensees may not succeed in their product development efforts, such as our former licensee, Corautus Genetics Inc., who discontinued development efforts of a product for which they had licensed our core DNA delivery technology for specific cardiovascular applications. It is possible that sanofi-aventis, AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its NDA in Japan. Also in September 2010, sanofi-aventis announced that NV1FGF, or Temusi®, did not meet the primary endpoint in a global Phase 3 trial and that it is evaluating all options with respect to Temusi® development in light of the Phase 3 clinical trial results. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $28.6 million, $36.9 million and $35.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. As of September 30, 2010, we had incurred cumulative net losses totaling approximately $311.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $106.5 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. The credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval which has generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

We have no experience in filing a Biologics License Application, or BLA, or NDA, with the FDA. Because a BLA or NDA must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

As of September 30, 2010, we were the assignee or co-assignee of 65 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. Among these issued patents, a granted patent in Europe related to our core DNA delivery technology has been opposed by eight parties and revoked under an initial ruling which we are appealing; and a patent granted in Europe covering a range of applications of our core DNA delivery technology using cationic lipid formulations was opposed, and maintained in amended form. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2010, we were also prosecuting 78 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our research and development processes involve the controlled storage, use and disposal of hazardous materials and biological materials. Our hazardous materials include certain compressed gases, flammable liquids, acids and bases, and other toxic compounds. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result. We have insurance that covers our use of hazardous materials with the following coverage limits: up to $250,000 per occurrence for losses related to the release of bio-contaminants, $250,000 per occurrence for losses from refrigerant contamination and $250,000 per occurrence for losses from radioactive contamination. Any liability could exceed the limits or fall outside the coverage of our insurance. We could incur significant costs to comply with current or future environmental laws and regulations.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2010, our long-term investments included (at par value) $6.5 million auction rate securities secured by municipal bonds and student loans. At September 30, 2010, the auction rate securities we held maintained Standard and Poor’s credit ratings of A or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at September 30, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to September 30, 2010, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $106.5 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1	Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 9, 2010	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)