Form 10-K
period 2010-12-31
VICAL INC
filed 2011-03-04
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Global Market on June 30, 2010, was approximately $141,244,280.

The number of shares of common stock outstanding as of February 15, 2011, was 71,695,518.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 26, 2011	Part III

VICAL INCORPORATED

FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 25 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We currently have five active independent clinical and preclinical development programs in the areas of infectious disease and cancer including:

•

A fully enrolled Phase 3 clinical trial using our Allovectin® immunotherapeutic in patients with metastatic melanoma which has been funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•

A recently completed Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants. Preparation for a Phase 3 trial is ongoing;

•	An ongoing Phase 1 clinical trial using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	A completed preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy; and

•	A preclinical program with therapeutic and prophylactic vaccines for herpes simplex virus 2 formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following approvals in veterinary applications, which we believe are important steps in the validation of our DNA delivery technology:

•	In 2005, our licensee Aqua Health received approval from the Canadian Food Inspection Agency to sell a DNA vaccine, Apex®-IHN, to protect farm-raised salmon against a lethal infectious disease.

•

In 2009, our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to market a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma, which was launched in January 2010. We believe that Merial’s vaccine is the first cancer vaccine ever approved for therapeutic use.

Furthermore, our partner AnGes has applied our technologies to the local delivery of a gene that encodes an angiogenic growth factor that promotes the growth of blood vessels. AnGes has reported that it is currently preparing for a global Phase 3 clinical trial for its Collategene™ angiogenesis product in patients with critical limb ischemia, or CLI, an advanced form of peripheral arterial disease, or PAD, and in the meantime has recently withdrawn its New Drug Application, or NDA, previously submitted to the Japanese Ministry of Health, Labor and Welfare. AnGes previously announced that it had reached agreement with the Food and Drug Administration, or FDA, regarding a Special Protocol Assessment for the Phase 3 clinical trial of Collategene™ and that the FDA has granted Fast Track designation to Collategene™ as a treatment for CLI.

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

Available Information

We were incorporated in Delaware in 1987. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.vical.com as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC. We also make available copies of our news releases and other financial information about us on our website.

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

Since the initial discovery of our DNA delivery technology, our researchers have improved the design of our plasmids to provide increases in efficiency of gene expression and immunogenicity. In addition, we continue to develop formulations, adjuvants, and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers and other approaches to enhance DNA expression or increase the immune response to DNA vaccines. We own broad patent rights in the United States and in key foreign markets to certain non-viral polynucleotide delivery technologies. Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery. Benefits of our DNA delivery technologies may include the following, which may enable us to offer novel treatment alternatives for diseases that are currently poorly addressed:

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

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in four broad areas of application:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or dead pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to market its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, or IHNV, and again in late 2009, when our licensee, Merial, received approval from the USDA to sell a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma.

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

Cancer Therapies. In the cancer area, we are focusing our resources on the development of Allovectin® initially as a potential treatment for metastatic melanoma, an aggressive form of skin cancer. Allovectin® is a plasmid/lipid formulation containing the DNA sequences encoding HLA-B7 and b2 microglobulin, which together form a Major Histocompatibility Complex, or MHC, Class I antigen. Injection of Allovectin® directly into tumors is designed to stimulate a systemic immune response against both local and distant metastatic tumors. In previous human clinical trials, Allovectin® has shown evidence of activity against other types of cancer, and could potentially be used to treat any injectable immunoreactive solid tumor.

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

Expand the Applications of Our Technologies through Strategic Collaborations

We collaborate with major pharmaceutical and biotechnology companies and government agencies, providing us access to complementary technologies or greater resources. These collaborations are intended to provide us with mutually beneficial opportunities to expand our product pipeline and serve significant unmet medical needs. We license our intellectual property to other companies to leverage our technologies for applications that may not be appropriate for our independent product development.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against viral reactivation after transplant	Phase 3 preparation	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Prevent infection, disease, and/or viral shedding	Phase 1 complete	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Prevent infection, disease, and/or viral shedding	Phase 1	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

NV1FGF angiogenic therapy encoding Fibroblast Growth Factor 1	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3[2]	sanofi-aventis

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial
Government Collaborations
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2b	NIH

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

[2]	See the discussion of the results of sanofi-aventis’ Phase 3 trial and current status of the NV1FGF program on page 16.

Independent Programs Targeting Infectious Diseases

CMV Vaccines

CMV is a ubiquitous herpes virus that can cause serious complications in two distinct patient populations: immunocompromised transplant patients and children born to women initially infected during pregnancy. We are currently developing two CMV vaccines: TransVax™ and CyMVectin™. TransVax™ is designed to serve the first patient population by preventing CMV reactivation or infection in transplant recipients. CyMVectin™ is designed to serve the second, much larger patient population by preventing congenital infection by vaccinating women before pregnancy, which we believe represents a major commercial opportunity and may ultimately lead to universal pediatric vaccination.

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

A multicenter Phase 2 trial has been completed in 94 CMV-seropositive HCT recipients (14 donor-recipient pairs and 80 recipient-only subjects), randomized 1:1 for vaccine or placebo. Subjects enrolled were 18-65 years old, CMV seropositive, and diagnosed with selected leukemias or lymphomas. Subjects received vaccine 3 to 5 days prior to transplant, as well as 21-42, 84 and 196 days after transplant. The dosing schedule was selected based on the anticipated reactivation of CMV in HCT transplant patients. Enrollment in the trial was completed in November 2008 and a 1-year follow up was completed in November 2009. In 2010 we released 12 month post-transplant data, and showed that significant reductions were achieved for key viral reactivation metrics. The incidence of CMV viremia (percentage of subjects with greater than or equal to 500 copies of CMV virus per mL of blood by a central lab assay) was 32% in the TransVax™ group, and 62% in the placebo group (p=0.008). The median time to initial viremia was greater than 365 days (i.e., the median was not reached during the 12-month study period), for the TransVax™ group, and 109.5 days for the placebo group (p=0.003). The number of CMV viremia episodes (1-4 per subject) was significantly lower for the TransVax™ group than for the placebo group (p=0.017). The duration of viremia was lower for the TransVax™ group than for the placebo group (mean of 10.6 days vs. mean of 19.4 days, respectively; p=0.071), and significantly lower as a percentage of time subjects spent on study (mean of 4.9% vs. mean of 7.6%, respectively; p=0.042). The prevalence of CMV viremia episodes over the trial period was significantly lower for the TransVax™ group than for the placebo group (p=0.036). Antiviral therapy use was triggered by site-specific treatment practices based on local lab assays, which impeded comparability among the 16 enrolling U.S. sites. Overall, 48% of subjects in the TransVax™ group vs. 62% of subjects in the placebo group received antiviral drugs for CMV during the study. The median duration of antiviral treatment was approximately 30 days in the TransVax™ group vs. approximately 40 days in the placebo group. Because antiviral drugs are used preemptively to control CMV outbreaks, CMV-associated disease is rare and the study was not powered to detect a difference in this endpoint. Only three of 40 subjects (8%) in the TransVax™ group and four of 34 subjects (12%) in the placebo group developed CMV-associated disease.We are currently preparing for a Phase 3 trial.

In 2005, the Office of Orphan Products Development of the FDA designated TransVax™ as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity.

CyMVectin™

CMV is the most common congenital infection in the United States and the leading cause of infectious disease- related birth defects. If a woman becomes infected with CMV for the first time during pregnancy, there are no treatment alternatives. CyMVectin™ was designed to prevent CMV infection prior to pregnancy. We believe this may ultimately reduce birth defects caused by CMV.

CyMVectin™ consists of pDNA that encodes the human CMV gB antigen either alone or with pDNA that encodes the human CMV pp65 antigen. The product is formulated with our proprietary lipid-based adjuvant Vaxfectin®. Vaxfectin® has been shown in nonclinical studies by us and others to enhance immune responses, particularly antibody responses, to expressed immunogens. A gB protein-based vaccine, developed by others, has shown some protection against CMV infection in a Phase 2 clinical trial, so we believe a vaccine strategy for CMV prevention can be successful. Nonclinical studies performed in rabbit, guinea pig and mouse animal models have demonstrated the ability to induce high titers of gB-specific antibodies in animals receiving the gB plasmid. Rabbit studies of gB pDNA administered intramuscularly demonstrated an approximate 10-fold enhancement of gB antibodies with Vaxfectin® as an adjuvant when compared to gB pDNA in phosphate-buffered saline. Similarly, mouse studies also demonstrated this added benefit of Vaxfectin® as an adjuvant. The results of these studies support both our past experience and other published studies which indicate that immune responses can be induced by pDNA vaccination and that formulation with Vaxfectin® enhances those immune responses. Repeat dose safety studies in rabbits with Vaxfectin®-formulated gB and pp65 plasmids have enabled the allowance of an IND to initiate clinical evaluation of CyMVectin™.

About CMV

Cytomegalovirus infects between 50% and 80% of adults in the United States by 40 years of age. Although most healthy people who are infected by CMV after birth are asymptomatic, CMV can affect certain high-risk groups including immunocompromised individuals and prenatal or postnatal infants. Significant mortality and morbidity are observed in the immunocompromised populations, especially HCT and solid organ transplant, or SOT, recipients. In CMV-seropositive HCT recipients, the incidence of CMV reactivation in the first 6 months following transplantation is 50-70% in the absence of prophylaxis. The incidence is reduced to approximately 5% by the use of preemptive antiviral therapy, but currently available antiviral therapies are associated with drug toxicity, are costly, may lead to drug resistance and provide incomplete efficacy. Late-onset CMV reactivation may also occur after this initial period of heightened susceptibility.

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

CMV-seropositive HCT and SOT recipients represent important populations for the prevention of CMV reactivation and reduction in antiviral therapy. Approximately 50,000 HCT transplants and 60,000 SOT transplants are performed annually in the United States and Europe. We believe these populations represent a significant market potential for our TransVax™ vaccine.

CMV is the most common intrauterine infection in the United States, occurring in about 1 in 150 live-born infants and resulting in permanent disabilities, such as mental retardation, hearing loss and vision loss, in approximately 8,000 children per year, and 400 deaths annually. Symptomatic congenital infections occur about one-third of the time following a primary maternal infection during pregnancy. Congenital infection can also occur in CMV-seropositive women, which results in even more cases. Prior maternal CMV infection is associated with protection against secondary infection in pregnant women and reduction of congenital infection. Contact with infected young children is the primary source of infection in pregnant women, especially those exposed to children in daycare environments.

DNA vaccine induction of CMV-specific antibodies and T-cell responses may prevent or limit CMV infection in women before and during pregnancy, which could impact perinatal transmission and newborn infections. We believe that there is a significant market potential for our CyMVectin™ vaccine, as there are more than 40 million women of childbearing age in the United States.

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

We are seeking additional funding before proceeding with further development of our H5N1 pandemic influenza vaccine. We believe we can further optimize the vaccine dose and formulation, confirm safety and immunogenicity in a larger number of subjects, and leverage the proof of concept for our DNA vaccine platform and Vaxfectin® adjuvant into additional indications.

Swine Influenza—H1N1

In response to the outbreak of 2009 swine-origin H1N1 viruses in Mexico City and the United States, we entered into a Cooperative Research and Development Agreement, or CRADA, with the Naval Medical Research

Center of the U.S. Navy, or NMRC, to develop a H1N1 DNA vaccine formulated with our Vaxfectin® adjuvant. Under the agreement we were obligated to manufacture the vaccine and adjuvant, perform pre-clinical studies, submit an IND to the FDA, and develop a clinical immunoassay. The CRADA with the NMRC provides that each party to the agreement is entitled to own all rights to inventions made by its employees and any inventions invented jointly are to be co-owned. The NMRC has further granted us an exclusive option to license any inventions made in whole or in-part by its employees. To exercise such option we must provide written notice within one hundred eighty days of the filing of a patent application covering the applicable invention.

We initiated the development of a Vaxfectin®-formulated H1 HA DNA vaccine derived from the A/California/04/09 (H1N1) virus. We believe that we were the first company to produce a vaccine prototype after the 2009 outbreak, and to demonstrate immunogenicity in two animal species. The vaccine was produced in a matter of weeks and demonstrated robust immune responses well above the accepted protection threshold in 100% of vaccinated mice and rabbits after a standard two-dose vaccine regimen. In addition, at least 75% of vaccinated animals achieved or exceeded the protection threshold after a single dose of vaccine. We completed current Good Manufacturing Practices, or cGMP, manufacturing of the Vaxfectin®-formulated H1 HA DNA vaccine. Funding for the preclinical, regulatory and manufacturing activities was provided by the Department of Defense’s Transformational Medical Technologies Initiative, or TMTI. TMTI’s stated mission is to protect active U.S. military personnel against emerging and genetically altered biological threats by discovering and developing medical counter measures.

In 2010, we were awarded a contract from the U.S. Navy, through the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., to conduct a Phase 1 clinical trial of our Vaxfectin®-formulated DNA vaccine against A/H1N1 pandemic influenza. The double-blind, placebo-controlled H1N1 influenza vaccine Phase 1 trial enrolled approximately 30 healthy adult volunteers at a single U.S. clinical site. Subjects were randomized 2:1 into the vaccine or placebo arms of the trial. Immunogenicity assessments will continue through the final 6-month follow-up visit. The trial is currently in the final stages of data collection and analysis, which is expected to be completed in the first quarter of 2011.

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

Herpes Simplex Virus-2

In April 2008 we were awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from the NIAID. The grant funded the ongoing development of our immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, HSV-2. The HSV-2 vaccine was evaluated with our Vaxfectin® adjuvant.

The grant period was extended to allow preclinical development to continue for a third year. We have completed preclinical studies funded by the HSV-2 grant and found that our prophylactic Vaxfectin®-formulated plasmid DNA vaccine protected mice against lethal challenge, provided sterilizing immunity, and inhibited viral counts at both the primary and latent infection sites. The initial results demonstrated that an appropriate dose of the prophylactic Vaxfectin®-formulated vaccine, which encoded the HSV-2 glycoprotein D (gD2) antigen elicited antibody responses in 100% of mice against the encoded antigen; protected 100% of mice against subsequent challenge with a lethal dose of live virus; reduced viral shedding in mice at both the primary and latent infection sites; and elicited sterilizing immunity in 80% of mice as evidenced by no detectable virus after challenge at either the primary (vagina) or latent (dorsal root ganglia) infection sites.The Vaxfectin® adjuvant substantially improved vaccine effectiveness in the preclinical studies.

A therapeutic vaccine which encoded the gD2 antigen as well as the tegument proteins UL46/UL47, significantly reduced recurrence of HSV-2 lesions in a therapeutic model using guinea pigs with latent infection (p<0.05). Three doses of Vaxfectin®-formulated vaccine were administered after resolution of the primary infection.

About HSV-2

HSV-2 is a member of the herpes virus family and is the leading cause of genital herpes worldwide. Approximately one out of every six individuals in the United States and an estimated one out of every four individuals worldwide is infected by HSV-2 before age 50. HSV-2 infection also significantly increases the risk of acquiring HIV-1. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 500,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. All HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care, we believe their inconvenience, cumulative cost and potential for drug resistance underscore the need for safe, new approaches to reducing HSV-2 lesions, shedding, and transmission. Estimated annual costs of treating HSV-2 in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care. Additional indirect costs from HSV-2 infection, such as lost work hours, are more than $200 million annually in the United States.

Independent Program Targeting Cancer

Allovectin®

Allovectin® is a plasmid/lipid formulation containing the DNA sequences encoding HLA-B7 and b2 microglobulin, which together form a MHC Class I antigen. We believe injection of Allovectin® directly into tumor lesions directs a local, regional and systemic immune response against metastatic tumors through several mechanisms. In HLA-B7 negative patients, a vigorous allogeneic immune response may be initiated against the foreign MHC class I antigen. In all patients, b2 microglobulin may reconstitute normal class I antigen presentation and/or increase tumor antigen presentation to the immune system. In any patient, an innate pro-inflammatory response may occur that induces tumor responses following intralesional injection of the pDNA/lipid complex. The goal of all three of these mechanisms is to initially cause recognition of the tumor at the local site to allow a then-sensitized immune response to recognize un-injected tumors at distant metastatic sites.

In 2001, we began a high-dose, 2 mg, Phase 2 trial evaluating the Allovectin® immunotherapeutic alone for patients with stage III or stage IV melanoma, who have few other treatment options. The high-dose Phase 2 trial completed enrollment in 2003. The data showed that the trial had a total of 15 responders among the 127 patients receiving the high dose (11.8%), with four of the patients having complete responses and 11 having partial responses. Data were recently updated after long-term follow-up. The Kaplan-Meier estimated median duration of response was 13.8 months, and all responses were durable with a range of 6 months to 77 months. The updated Kaplan-Meier median survival was 18.8 months. The safety profile was excellent with no reported Grade 3 or Grade 4 adverse events associated with Allovectin®.

Based on detailed guidance received from the FDA in an End-of-Phase 2 meeting, we subsequently completed a Special Protocol Assessment, or SPA, with the FDA for a Phase 3 trial of high-dose, 2 mg, Allovectin® for certain patients with recurrent Stage III or Stage IV melanoma. The SPA-agreed protocol specifies the trial objectives and design, clinical endpoints, and planned analyses expected to yield data that will support a license application for product approval.

Enrollment in the Phase 3 trial began in December 2006 and has involved more than 100 clinical sites. Patients could have been previously treated with surgery, adjuvant therapy, and/or biotherapy, but could not have been previously treated with chemotherapy. The patients were randomized on a 2:1, basis with 260 patients treated with Allovectin® and 130 treated with their physician’s choice of either of two chemotherapy agents, dacarbazine or temozolomide. The primary endpoint is overall response rate that compares the two trial arms for objective responses that are ongoing or commence at 24 weeks or more after randomization. The study will also evaluate safety and tolerability as well as survival as secondary endpoints. The trial is currently in the final stages of patient follow-up, data collection and analysis, which is expected to be completed in second half of 2011.

AnGes has provided funding for the clinical trial up to certain limits under a research and development agreement. The funding consisted of purchases by AnGes of $10.85 million of restricted shares of our common stock and additional non-refundable cash payments by AnGes of $11.75 million. All of the funding provided by AnGes, including those funds used to purchase our common stock, must be used for costs related to the Allovectin® Phase 3 trial. Under the agreement, we granted to AnGes exclusive marketing rights for Allovectin® in specified countries in Asia and AnGes has the opportunity to pursue regulatory approvals in those countries, subject to receipt by us of regulatory approval in the United States. We also granted AnGes certain royalty-bearing licenses to our technology and know-how. AnGes is obligated to pay royalties to us on sales of Allovectin® in specified countries in Asia. AnGes also obtained the right to receive royalties from us on all commercial sales of Allovectin® outside the specified Asian countries.

In 1999, Allovectin® was granted orphan drug designation for the treatment of invasive and metastatic melanoma by the FDA’s Office of Orphan Products Development. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity. In 2010, the FDA granted Fast Track designation of Allovectin® as a treatment for metastatic melanoma. Fast Track designation is intended to facilitate the development and expedite the review of drugs with demonstrated potential to address an unmet medical need for serious diseases. Fast Track designation allows for submission of a Biologics License Application, or BLA, on a “rolling” basis with ongoing FDA review during the submission process.

About Metastatic Melanoma

The American Cancer Society estimated that approximately 68,130 new diagnoses of, and approximately 8,700 deaths from, melanoma occur annually in the United States. The lifetime risk of getting melanoma has been growing and is now approximately 2% (or 1 in 50) for Caucasians in the Untied States. Currently, there are no consistently effective therapies for advanced cases of melanoma where the cancer has spread beyond its site of origin, or metastasized. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with advanced metastatic melanoma, median survival typically ranges from six to ten months.

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

Adjuvant Development

Vaxfectin®

Vaxfectin® is our proprietary, cationic lipid formulation optimized to increase the immune response to vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in pDNA vaccine applications in multiple animal models, including nonhuman primates, in addition to the animal and human influenza studies cited above. Studies of Vaxfectin®-formulated pDNA vaccines against CMV and measles have shown enhanced immunogenicity in rodents and nonhuman primates, respectively. Vaxfectin® has also demonstrated dose-sparing attributes as an adjuvant for protein-based influenza vaccines as well as increased T-cell responses and antitumor responses to formulated peptide-based cancer antigens. In addition to the studies outlined below, there have been a number of published non-clinical infectious disease studies utilizing Vaxfectin® as an adjuvant.

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

Cancer Vaccines

In a mouse study completed in 2008, a Vaxfectin®-formulated vaccine containing a peptide from Tyrosinase-Related Protein 2, or TRP-2, an antigen commonly expressed by several types of tumors including glioma and melanoma, resulted in approximately a 100-fold increase in antigen-specific CD8+ T-cell responses compared with unformulated vaccine. CD8+ T cells are deployed by the immune system to identify and destroy infected or cancerous cells.

Collaboration and Licensing Agreements

We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees, and others. In addition to the agreements summarized below, we conduct ongoing discussions with potential collaborators, licensors and licensees.

Out-licensing

AnGes. In 2005, we granted an exclusive worldwide license to AnGes for use of our core DNA delivery technology in the development and commercialization of DNA-based products encoding hepatocyte growth factor, or HGF, for cardiovascular applications. HGF is a human protein that causes angiogenesis in areas of ischemia.

AnGes is developing DNA-based delivery of HGF for indications related to PAD, a severe condition caused by blockage of blood vessels feeding the foot and lower leg. AnGes completed a Phase 3 trial in Japan in 2007 with DNA-based HGF for CLI, an advanced form of PAD. AnGes completed two Phase 2 trials in the United States in 2006, with DNA-based HGF for PAD. AnGes has partnered with Daiichi Pharmaceutical Co., Ltd., a wholly owned subsidiary of Daiichi Sankyo Company Limited, for development and commercialization of DNA-based HGF for PAD in Japan. In addition, AnGes also completed a Phase 1 trial in the United States for IHD in 2006.

In mid-2007, AnGes reported positive results following an interim analysis of data from the first 41 subjects to complete the Phase 3 CLI trial in Japan. In the trial, 40 subjects with CLI were evaluated for efficacy. The primary endpoints, improvement of rest pain or ischemic ulcer size, at 12 weeks post dosing, showed 30.8% improvement in the placebo group and 70.4% improvement in the treatment group, a statistically significant difference. Based on the findings that the primary efficacy endpoint in the trial had been achieved with high statistical significance compared to a placebo and that there were no major safety concerns related to treatment in 41 patients evaluated, an Independent Data Monitoring Committee recommended stopping the trial early to prevent potential ethical issues involving the subjects in the placebo group. AnGes filed an application for Japanese marketing approval in March 2008. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it had decided to conduct an additional clinical trial of Collategene™ and that in the interim it would be withdrawing its NDA in Japan.

In December 2010, AnGes released long-term follow-up data from its Phase 3 CLI trial in Japan. The follow-up analysis was performed 3 years after gene delivery. The rate of lower limb amputation after 1 year in patients with CLI is typically 30%. The results of the study showed lower rates of lower limb amputation after administration of Collategene: 5.4% after one year, 5.4% after two years, and 9.2% after three years. Additionally, the mortality rate was 5.1% after one year, 15.7% after two years, and 26.6% after three years. AnGes also reported that there were no clinically significant adverse events that were suspected of being related to gene therapy.

AnGes has obtained a SPA from the FDA for a Phase 3 clinical trial of its Collategene™ angiogenesis product for patients with CLI. The study will be multinational, randomized and placebo-controlled with a target population of 560 patients. The Phase 3 trial will enroll no option as well as poor option patients with chronic and severe ischemia of the lower limb. No option patients are those unable to receive an endovascular intervention or surgical bypass procedure due to inflow, conduit or outflow reasons or due to a severe and irreversible co-morbidity where surgery is contraindicated. Poor option patients are those unable to receive an endovascular intervention and at high risk for bypass surgery due to their vascular anatomy or severe co-morbid disease. AnGes believes inclusion of poor option patients will open the clinical trial to at least three to four times as many target patients compared to other trials which only include no option patients.

The agreement with AnGes expires upon the expiration of last to expire of the patent rights licensed to AnGes, or when the patent rights licensed to AnGes are held invalid or unenforceable, unless earlier terminated as set forth in the agreement. We may terminate the agreement early upon the bankruptcy or insolvency of, or the material breach of the agreement by, AnGes, upon prior written notice to AnGes. AnGes may terminate the agreement early upon prior written notice to us. Under the license agreement, we received an initial upfront payment of $1.0 million, and in 2008 we received an additional payment of $1.0 million. Further development may lead to additional milestone and royalty payments.

Sanofi-aventis. In 1999, sanofi-aventis began testing the DNA delivery of a gene encoding fibroblast growth factor 1, or FGF-1, an angiogenic growth factor, in patients with CLI. In 2000, sanofi-aventis licensed the rights to our core DNA delivery technology for cardiovascular applications using FGF-1.

Sanofi-aventis conducted a double-blind, placebo-controlled Phase 2 trial of its FGF-1 plasmid-based therapeutic, or NV1FGF, in the United States and Europe. In March 2006, sanofi-aventis released encouraging data from the Phase 2 trial demonstrating improvement in amputation-free survival in patients with CLI. In 2007, sanofi-aventis announced that it had begun a 500 patient global Phase 3 study of NV1FGF. The trial was conducted in patients with CLI, with combined trial endpoints of major amputation or death. In September 2010, sanofi-aventis announced that NV1FGF did not meet the primary endpoint in the global Phase 3 trial and that it is evaluating all options with respect to NV1FGF development in light of the Phase 3 clinical trial results.

Our agreement with sanofi-aventis specifies that we are eligible to receive milestone payments plus royalties if and when products advance through commercialization. The agreement with sanofi-aventis expires on the expiration of sanofi-aventis’ obligation to pay royalties under the agreement. The obligation to pay royalties is the longer of seven years after the first commercial sale or when the patent rights licensed to sanofi-aventis are held invalid or unenforceable, unless earlier terminated as set forth in the agreement. We may terminate the agreement early for an uncured, material breach of the agreement by sanofi-aventis, upon prior written notice to sanofi-aventis. Sanofi may terminate the agreement early upon prior written notice us.

Merck. In 1991, we entered into an agreement with Merck, which was subsequently amended, providing Merck with certain exclusive rights to develop and commercialize vaccines using our core DNA delivery technology for specified human diseases. Under the agreement, as amended, Merck licensed our core DNA delivery technology for use in preventive and therapeutic human infectious disease vaccines.

In 2005, Merck exercised an option related to three cancer targets that were granted under an amendment to the agreement. In 2008, Merck initiated a Phase 1 clinical trial of a candidate vaccine based on our DNA gene delivery technology and encodes human telomerase reverse transcriptase, or hTERT. As a result of the ongoing development of this vaccine, we received milestone payments of $1.5 million and $1.0 million in 2009 and 2008, respectively.

Merck also has rights to use the licensed technology for HIV, hepatitis C virus, and hepatitis B virus. Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by our agreement with Merck are commercialized. The agreement with Merck expires on the expiration of Merck’s obligation to pay royalties under the agreement. The obligation to pay royalties is the longer of five years after the first commercial sale or upon the expiration of last to expire of the patent rights licensed to Merck, or when the patent rights licensed to Merck are held invalid or unenforceable, unless earlier terminated as set forth in the agreement. We may terminate the agreement early upon the bankruptcy or insolvency of, or a material breach of the agreement by, Merck, upon prior written notice to Merck. Merck may terminate the agreement early upon prior written notice to us.

As of December 31, 2010, the aggregate potential milestone payments that we were eligible to receive under each of our out-license agreements with AnGes, sanofi-aventis and Merck was equal to approximately $3.3 million, $5.0 million and $36.0 million, respectively. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in these out-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be received, or when. Additionally, under these out-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

We are also eligible to receive royalty payments under these out-license agreements based on net sales of any products which incorporate the out-licensed technology. In each of our out-license agreements with AnGes, Sanofi-aventis and Merck, these royalties are based on percentages of net sales in the single digit range. Our receipt of any royalty payments under our out-license agreements is contingent upon the licensee successfully developing and commercializing products incorporating the licensed technology, and we have limited control over our licensees’ efforts in this regard. Consequently, we are not in a position to reasonably estimate when or to what extent we will receive any royalty payments under our out-license agreements.

Aqua Health. In 2003, we granted a non-exclusive license to Aqua Health for use in Canada of our core DNA delivery technology in a vaccine against a disease that affects both wild and farm-raised fish. In 2005, Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against IHNV. We believe this approval is an important step in the validation of our DNA delivery technology. Aqua Health pays royalties to us on sales of the vaccine.

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

Academic Collaborators. We also have granted non-exclusive, academic licenses to our DNA delivery technology patent estate to 11 leading research institutions including Stanford, Harvard, Yale and the Massachusetts Institute of Technology. The academic licenses are intended to encourage widespread commercial use of our innovative DNA delivery technologies in the development of new antibodies, vaccines, therapeutic proteins, and diagnostics. The academic licenses allow university researchers to use our technology free of charge for educational and internal, non-commercial research purposes. In exchange, we have the option to exclusively license from the universities potential commercial applications stemming from their use of the technology on terms to be negotiated.

In-licensing

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

The agreement with CytRx expires upon the expiration of our royalty obligations, unless earlier terminated as set forth in the agreement. Each party may terminate the agreement early upon the bankruptcy or insolvency of, or the material breach of the agreement by, the other party, upon prior written notice to the other party. Subject to certain conditions, we may terminate the agreement early upon prior written notice to CytRx.

City of Hope. In 2003, we licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV related polynucleotide based vaccines, including our TransVax® and CymVectin® vaccine candidates under two separate licensing agreements. As of December 31, 2010, we had paid the City of Hope $0.4 million under the agreement. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the City of Hope. We are also obligated to pay a low double-digit percentage of any payments we receive from the sub-license of products that incorporate the licensed technology.

Wisconsin Alumni Research Foundation. Under a 1989 research agreement, scientists at the University of Wisconsin, Madison, and our scientists co-invented a core technology related to intramuscular DNA administration. In 1991, we licensed from the WARF its interest in that technology. Pursuant to the license agreement with the WARF, we paid the WARF an initial license fee and agreed to pay the WARF up to 10% of certain initial upfront monetary payments and a small percentage of some royalty payments received from third parties under sublicense agreements. As of December 31, 2010, we had paid the WARF an aggregate of $2.9 million under this agreement. The agreement expires once we have fulfilled our royalty obligations thereunder, unless earlier terminated as set forth in the agreement. The WARF may terminate this agreement early, in accordance with notice provisions set forth in the agreement, if we fail to make payments when due, materially breaches the agreement or if we commit any act of bankruptcy or become insolvent. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the WARF.

University of Michigan. In 1992, we licensed from the University of Michigan rights to various U.S. and international patents that provide additional protection for Allovectin® related to the injection of DNA-based therapeutics into tumors. In July 2005, we amended the agreement to exclude certain patents. In February 2006, we entered into an additional agreement with the University of Michigan which provides for rights to a composition of matter patent related to a polycistronic plasmid and the use of this plasmid for the treatment of solid tumors, which we believe provides additional protection for Allovectin®.

As of December 31, 2010, we have paid the University of Michigan an aggregate of $0.5 million under our 1992 agreement with the University of Michigan. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. Either party may terminate the agreement early, in accordance with notice provisions set forth in the agreement, upon material breach of the agreement by the other party. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the University of Michigan.

As of December 31, 2010, we had paid the University of Michigan only de minimus amounts under our 2006 agreement with the University of Michigan. The agreement expires upon the last to expire of the patent rights licensed by us under this agreement, unless earlier terminated as set forth in the agreement. The University of Michigan may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the University of Michigan.

As of December 31, 2010, the aggregate potential milestone payments that we could be obligated to pay under our in-license agreements with CytRx and the WARF, our 1992 in-license agreement with the University of Michigan and our 2006 in-license agreement with the University of Michigan was equal to approximately $2.3 million, $5.1 million, $38,000 and $30,000, respectively. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

Under these in-license agreements, we may also be obligated to pay royalties based on net sales of any products which incorporate the in-licensed technology. In each of our in-license agreements with City of Hope, CytRx, the WARF and the University of Michigan, these royalties are based on percentages of net sales in the single digit range. We may also be obligated to make payments under our in-license agreements with the WARF and the University of Michigan based on amounts we receive from sub-licensees, if any. Our obligations to pay any royalty payments under our in-license agreements is contingent upon the successful development and commercialization of products incorporating the in-licensed technology. Before any products incorporating the in-licensed technology may be sold, such products must be approved by U.S. or foreign regulatory authorities, which will require a substantial amount of additional research and development. Even if such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Consequently, we are not in a position to reasonably estimate when or to what extent we will be obligated to pay any royalties under our in-license agreements.

Contract Manufacturing

IPPOX Foundation

In 2010, we entered into an agreement to manufacture plasmid DNA vaccines against HIV under a $2.4 million contract with the IPPOX Foundation, a collaborating institution for the Poxvirus Vaccine Regimen Design led by the Centre Hospitalier Universitaire Vaudois under the auspices of the Collaboration for AIDS Vaccine Discovery. We delivered the vaccine and recognized $2.4 million in revenue related to this contract in 2010.

Navy Medical Research Center

In 2008, we entered into a contract with the NMRC to manufacture a dengue DNA vaccine formulated with our Vaxfectin® adjuvant. The NMRC plans to conduct preclinical and Phase 1 evaluation of the vaccine. In support of the program, we manufactured the vaccine and the adjuvant under a $1.3 million contract, and provided regulatory and clinical expertise. The dengue vaccine was delivered to the NMRC in 2009. We do not have any ongoing rights to NMRC’s dengue DNA vaccine.

Manufacturing Process Development

In 2005, we were awarded funding for a one-year, $0.5 million project for the Defense Advanced Research Projects Agency of the U.S. Department of Defense. The award funded feasibility studies of a new approach for rapidly manufacturing large quantities of DNA vaccines. In 2007, we were awarded funding for a three-year, $6.0 million grant from the NIAID for further development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. The grant period was extended to allow preclinical development to continue for a fourth year. Our RapidResponse™ DNA vaccine manufacturing platform is intended to significantly reduce the time required to develop, manufacture and deploy vaccines against emerging diseases during the early stages of an infectious outbreak. The RapidResponse™ platform produces a small segment of DNA, called a linear expression cassette, which includes only those DNA sequences essential for the specific vaccine. The bacterial fermentation process typically used for DNA vaccines produces a closed loop of DNA, called a plasmid, which must include DNA sequences required in the manufacturing process.

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

NIH Vaccine Research Center

The NIH through its Dale and Betty Bumpers Vaccine Research Center, or VRC, has clinical stage vaccine programs based on our technology for HIV. The NIH has also completed Phase 1 studies based on our technology for Ebola, West Nile virus, or WNV, and SARS. We were granted exclusive options to exclusively or nonexclusively license any inventions developed by the NIH under the respective CRADAS for HIV, Ebola or WNV. The options and licenses that were exercised under the CRADAS have since expired or terminated due to the discontinuation of these programs by the NIH. The NIH has transferred the Investigational New Drug application for its SARS DNA vaccine to us and we continue to evaluate our options in continuing the development of that vaccine.

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

In August 2009, the NIH opened a smaller version of the PAVE 100 study, HVTN 505. The HVTN 505 study is designed to enroll 1,350 HIV-seronegative men in a Phase 2b trial of a prime-boost vaccine regimen for HIV using three doses of DNA vaccine, previously manufactured by us for the PAVE 100 study, followed by a single dose of adenoviral vector vaccine. Enrollment in this study is ongoing.

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

Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•	Core DNA Delivery Technology. We and the WARF co-own rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses and the administration of DNA sequences into blood vessels and the heart. In 1991, the WARF exclusively licensed its rights in the core DNA delivery technology to us. All of our clinical programs are dependent upon this platform technology. The remaining patents in this family expire between December 3, 2013 and December 30, 2014, however, under the Hatch-Waxman Act, a patent term extension for up to five years may be available in the U.S. under certain conditions.

•

Lipid Technologies. We are the sole assignee of issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. These patented compounds include the lipids contained in our Allovectin® product candidate, and the last to expire patent related to this family is scheduled to expire on October 17, 2012. Our Allovectin® product candidate, pandemic influenza vaccine candidates, CyMVectinTM prophylactic vaccine candidate for CMV as well as our Vaxfectin® adjuvant are protected in-part by lipid technology and/or lipid compound patents that expire between May 18, 2011 and March 24, 2020. Patent protection of these key lipids also has been obtained in Europe, Canada and Japan. Under the Hatch-Waxman Act, a patent term extension for up to 5 years may be available in the U.S. under certain conditions.

•

Specific DNA Therapeutics. We have supplemented the broad patent coverage described above with patents covering specific product applications of our technologies. To date, we have received patents in the United States and Europe, and have patents pending in Canada and Japan, relating to codon-optimized polynucleotide-based vaccines against human CMV infection. The issued patents expire between December 19, 2023 and May 12, 2025. These patents further protect both our TransVaxTM therapeutic vaccine candidate for CMV as well as our CyMVectinTM prophylactic vaccine candidate for CMV. We also have an issued U.S. patent relating specifically to our pandemic influenza vaccine programs and foreign counterparts pending in Australia, Canada, Europe and Japan all of which will expire on May 18, 2025. We and the University of Michigan are the co-assignees of patents directed towards compositions of matter related to a polycistronic plasmid and the use of this plasmid for the treatment of solid tumors, which we believe provide additional protection for Allovectin®. In 2006, the University of Michigan exclusively licensed its rights in these patents to us. These patents have issued in the U.S., Canada, Europe and Japan, and expire between May 27, 2014 and June 8, 2016. Our therapeutic vaccine candidate for herpes simplex type 2 virus is further augmented by an issued U.S. patent and foreign counterparts pending in Australia, Canada, Europe and Japan all of which will expire on July 20, 2027. These patents are co-owned with the University of Washington. Under the Hatch-Waxman Act, a patent term extension for up to 5 years may be available in the U.S. under certain conditions.

•

DNA Process Technologies. As a result of our pioneering efforts to develop the use of DNA as a therapeutic agent, we have also developed manufacturing processes for producing pharmaceutical-grade DNA. To date, we are the exclusive assignee of patents issued in the U.S. and granted in Japan and Europe covering various steps involved in the process of economically producing pure plasmids for pharmaceutical use. This provides a further level of protection to each of our ongoing programs. Patents within this category expire between February 1, 2014 and November 24, 2023. Under the Hatch-Waxman Act, a patent term extension for up to 5 years may be available under certain conditions.

•

Licensed DNA Delivery Technologies. We and the University of Michigan are the co-assignees of patents directed towards compositions of matter related to a polycistronic plasmid and the use of this plasmid for the treatment of solid tumors, which we believe provides additional protection for Allovectin®. In 2006, the University of Michigan exclusively licensed its rights in these patents to us. These patents have issued in the U.S., Canada, Europe and Japan, and expire between May 27, 2014 and June 8, 2016. Under the Hatch-Waxman Act, a patent term extension for up to 5 years may be available in the U.S. under certain conditions.”

During 2010, we were issued one U.S. patent, two Canadian patents, a European patent and a Australian patent related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 7,785,603, covering an influenza virus vaccine composition and methods of use, which expires May 18, 2025;

•	Canadian Patent No. 2,205,910 covering plasmids suitable for IL-2 expression which expires November 28, 2015;

•	Canadian Patent No. 2,375,727 covering cytofectin dimers and methods of use which expires May 26, 2020;

•	European Patent No. 1587816 covering codon-optimized polynucleotide-based vaccines against human CMV infection which expires December 19, 2023 ; and

•	Australian Patent 2005248361 covering a influenza virus vaccine composition and methods of use which expires May 18, 2025.

As of December 31, 2010, we were the assignee or co-assignee of 66 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

Among these issued patents, a granted patent in Europe related to our core DNA delivery technology was opposed by eight parties and revoked under an initial ruling. We appealed this decision and in December 2010 the Company’s appeal was successful and the patent was reinstated by the Appeals Board and sent back to the Opposition Division for further processing. While this patent expired in March 2010 the reinstatement gives us the ability to prosecute any infringing activity that may have occurred prior to the patent expiring and within five years of initiation of the legal proceedings. We may use other issued patents and patent applications that are pending in Europe to protect our DNA technology. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2010, we were also prosecuting 76 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. One of the pending foreign patent applications is an international patent application under the Patent Cooperation Treaty, which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include sanofi-aventis, Novartis, GlaxoSmithKline plc, MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Merck and Pfizer Inc., among others. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. These companies may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, sanofi-aventis, MedImmune, Roche, GlaxoSmithKline, AlphaVax in conjunction with Novartis, and others have products or development programs for CMV treatment and prevention. Bristol-Myers Squibb, Plexxikon in conjunction with Roche, GlaxoSmithKline, Amgen through its acquisition of BioVex, Celgene and others are developing treatments for melanoma. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic, a BLA, is required. If the product is classified as a new drug, a New Drug Application, or NDA, is required. The NDA or BLA must include results of product development activities, preclinical studies, and clinical trials in addition to detailed chemistry, manufacturing and control information.

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

Employees

As of December 31, 2010, we had 114 full-time employees, including 15 with doctorate degrees. Of these full-time employees, 93 were engaged in, or directly support, research and development and manufacturing activities, and 21 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	58	President, Chief Executive Officer and Director
Jill M. Broadfoot[2]	49	Senior Vice President, Chief Financial Officer and Secretary
Alain P. Rolland, Pharm.D., Ph.D.[2]	51	Executive Vice President, Product Development
Igor P. Bilinsky, Ph.D.	38	Senior Vice President, Corporate Development
Richard T. Kenney, M.D.	52	Vice President, Clinical Development
Larry R. Smith, Ph.D.	50	Vice President, Vaccine Research

[1]	As of December 31, 2010.
[2]	Executive officer.

Vijay B. Samant joined us as President and Chief Executive Officer in November 2000. Previously, he held various positions at Merck, from 1977 to 2000. From 1998 to 2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs and Executive Director of Materials Management. From 1977 to 1990, Mr. Samant held a variety of positions of increasing responsibility in manufacturing, process engineering, production planning and control, business development and loss prevention in several Merck operating divisions. Mr. Samant holds a bachelor’s degree in chemical engineering from the University of Bombay, India, an M.S. degree in chemical engineering from Columbia University and an M.B.A. degree from the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Samant is a member of the Board of Trustees of the National Foundation for Infectious Diseases and the International Vaccine Institute in Seoul, South Korea and was a director of the Aeras Global TB Vaccine Foundation.

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

Igor P. Bilinsky, Ph.D., joined us as Senior Vice President, Corporate Development in October 2010. Prior to joining Vical, Dr. Bilinsky was Vice President, Business Development and Special Operations at Halozyme Therapeutics, Inc. since January 2008, after joining the company in 2007 as Executive Director, Corporate Development and Special Operations. From 2005 to 2007, Dr. Bilinsky was Chief Executive Officer of Androclus Therapeutics, Inc., a privately-held biotechnology company developing novel therapeutics for autoimmune and inflammatory diseases. He joined Androclus in 2004 as Chief Operating Officer. From 1999 to 2004, Dr. Bilinsky served in positions of increasing responsibility as a management consultant, project leader and ultimately as principal in the healthcare practice of the Boston Consulting Group, where he advised companies in the biotechnology, pharmaceutical and life science industries on business strategy, operational performance and mergers and acquisitions. Prior to joining the Boston Consulting Group, Dr. Bilinsky also worked in research positions at Symyx Technologies, Inc. and the Massachusetts Institute of Technology, or MIT, Lincoln Laboratory. Dr. Bilinsky received his B.S. degree in physics from the Moscow Institute of Physics and Technology and his Ph.D. degree in physics from MIT.

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

For example, our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010, TransVax™, for which we reported results from a recently completed Phase 2 clinical study in 2010, and our H1N1 pandemic influenza vaccine, which is currently in the final stages of data collection and analysis for a Phase 1 clinical study, and is expected to be completed in the first quarter of 2011. We may not meet the primary endpoint of the Allovectin® trial for which a Special Protocol Assessment agreement is in place with the FDA. Our H1N1 pandemic influenza vaccine may not meet the endpoints in its clinical trial and we may not conduct additional TransVax™ or H1N1 pandemic influenza vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

Some collaborators or licensees may not succeed in their product development efforts. It is possible that sanofi-aventis, AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its NDA in Japan. Also in September 2010, sanofi-aventis announced that NV1FGF, did not meet the primary endpoint in a global Phase 3 trial and that it is evaluating all options with respect to NV1FGF development in light of the Phase 3 clinical trial results. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $30.4 million, $28.6 million and $36.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $105.6 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. For example, one patient in our Allovectin® Phase 2 trial conducted in 2000, died from progressive disease more than two months after receiving Allovectin® and other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin® was a significant factor in the patient’s death. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, in our TransVax™ Phase 2 trial, we administered TransVax™ to patients who were at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events, including latent adverse events.

Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

As of December 31, 2010, we were the assignee or co-assignee of 66 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2010, we were also prosecuting 76 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

If we fail to obtain appropriate reimbursement, we could be prevented from successfully commercializing our potential products. There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. In the United States, the Federal government passed comprehensive healthcare reform legislation in 2010. Many of the details regarding the implementation of this legislation are yet to be determined and we currently cannot predict whether or to what extent such implementation or adoption of reforms may impair our business.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2010, our long-term investments included (at par value) $6.5 million auction rate securities secured by municipal bonds and student loans. At December 31, 2010, the auction rate securities we held had Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at December 31, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of December 31, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to December 31, 2010, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $105.6 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California, under a lease agreement that expires in August 2017.

ITEM 3. LEGAL PROCEEDINGS

European patent 1026253, covering a significant portion of our core DNA delivery technology, was granted in September 2004. In September 2005, the ‘253 patent was opposed by eight parties. This ‘253 patent was revoked on formal grounds in December 2008 under an initial ruling by the Opposition Division of the European Patent Office. We appealed this decision and in December 2010 our appeal was successful and the ‘253 patent was reinstated by the Appeals Board and sent back to the Opposition Division for further processing. While the ‘253 patent expired in March 2010 the reinstatement gives us the ability to prosecute any infringing activity that may have occurred prior to the ‘253 patent expiring and within five years of initiation of the legal proceedings. We may use other issued patents and patent applications that are pending in Europe to protect our DNA technology.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the Nasdaq Global Market under the symbol VICL. The following table presents quarterly information on the range of high and low sales prices for our common stock during the periods presented.

2010	High	Low
First Quarter	$4.12	$2.78
Second Quarter	3.86	2.98
Third Quarter	4.05	2.20
Fourth Quarter	2.35	1.74

2009
First Quarter	$2.30	$1.20
Second Quarter	3.30	1.75
Third Quarter	5.51	2.37
Fourth Quarter	4.43	2.66

As of February 15, 2011, there were approximately 309 stockholders of record of our common stock and 71,695,518 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2010.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq US and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 30, 2005. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$6,249	$3,692	$2,146	$4,574	$14,213
License and royalty revenue	2,462	8,994	5,810	938	527

Total revenues	8,711	12,686	7,956	5,512	14,740

Operating expenses:
Research and development	19,692	23,449	25,532	22,934	18,514
Manufacturing and production	11,436	10,354	11,046	13,762	13,588
General and administrative	8,798	7,469	8,721	9,078	9,055

Total operating expenses	39,926	41,272	45,299	45,774	41,157

Loss from operations	(31,215)	(28,586)	(37,343)	(40,262)	(26,417)
Investment income, net	830	30	468	4,464	3,541
Interest expense	—	(2)	(21)	(96)	(272)

Net loss	$(30,385)	$(28,558)	$(36,896)	$(35,894)	$(23,148)

Net loss per share (basic and diluted)	$(0.51)	$(0.61)	$(0.93)	$(0.92)	$(0.74)

Weighted average shares used in per share calculation	60,084	47,086	39,856	39,190	31,434

Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$60,702	$52,562	$41,676	$71,489	$100,393
Working capital	49,874	38,424	30,144	64,642	97,289
Total assets	72,907	67,372	59,057	90,585	125,249
Long-term obligations , less current portion	2,211	2,380	2,469	2,565	2,973
Total stockholders’ equity	64,362	54,982	48,614	79,912	114,123

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

We currently have five active independent clinical and preclinical development programs in the areas of infectious disease and cancer including:

•

A fully enrolled Phase 3 clinical trial using our Allovectin® immunotherapeutic in patients with metastatic melanoma which has been funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

•

A recently completed Phase 2 clinical trial using TransVax™, our cytomegalovirus, or CMV, therapeutic DNA vaccine, in patients undergoing hematopoietic cell transplants. Preparation for a Phase 3 trial is ongoing;

•	An ongoing Phase 1 clinical trial using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•	A completed preclinical program using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy; and

•	A preclinical program with therapeutic and prophylactic vaccines for herpes simplex virus 2 formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, the sanofi-aventis Group, or sanofi-aventis, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following approvals in veterinary applications, which we believe are important steps in the validation of our DNA delivery technology:

•	In 2005, our licensee Aqua Health received approval from the Canadian Food Inspection Agency to sell a DNA vaccine, Apex®-IHN, to protect farm-raised salmon against a lethal infectious disease.

•

In 2009, our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to market a therapeutic DNA vaccine, ONCEPT™, designed to aid in extending the survival time of dogs with oral melanoma, which was launched in January 2010. We believe that Merial’s vaccine is the first cancer vaccine ever approved for therapeutic use.

Furthermore, our partner AnGes has applied our technologies to the local delivery of a gene that encodes an angiogenic growth factor that promotes the growth of blood vessels. AnGes has reported that it is currently preparing for a global Phase 3 clinical trial for its Collategene™ angiogenesis product in patients with critical limb ischemia, or CLI, an advanced form of peripheral arterial disease, or PAD, and in the meantime has recently withdrawn its New Drug Application, or NDA, previously submitted to the Japanese Ministry of Health, Labor and Welfare. AnGes previously announced that it had reached agreement with the FDA regarding a Special Protocol Assessment for the Phase 3 clinical trial of Collategene™ and that the FDA has granted Fast Track designation to Collategene™ as a treatment for CLI.

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal amounts of revenue from the sale of commercially marketed products by our licensees. We earn revenue by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $168.2 million in revenue from these sources. Revenues by source for each of the three years ended December 31, 2010, were as follows (in millions):

Source	2010	2009	2008
Navy contracts	$1.5	$2.0	$—
IPPOX contract	2.4	—	—
Manufacturing process development grant	1.5	1.0	1.5
HSV grants	0.7	0.6	0.4
Other contracts and grants	0.1	0.1	0.2

Total contract and grant revenues	6.2	3.7	2.1

Merck license	—	1.5	1.0
AnGes license	2.0	6.7	4.0
Life Technologies royalties	0.3	0.4	0.7
Other royalties and licenses	0.2	0.4	0.1

Total royalty and license revenues	2.5	9.0	5.8

Total revenues	$8.7	$12.7	$7.9

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2010, were as follows (in millions):

Program	2010	2009	2008
Allovectin®	$16.5	$21.0	$18.0
Pandemic influenza	2.1	1.6	4.5
CMV	6.7	5.0	6.0
Other research, development, manufacturing and production	5.8	6.2	8.1

Total research, development, manufacturing and production	$31.1	$33.8	$36.6

From inception through December 31, 2010, we estimate that we have spent approximately $414 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional costs to advance through development to commercialization. From inception through December 31, 2010, we have spent approximately $133 million on our Allovectin® program, $57 million on our CMV programs, and $25 million on our pandemic influenza programs.

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

Intangible assets and long-lived assets are evaluated for impairment at least annually or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. If the review indicates that intangible assets or long-lived assets are not recoverable, their carrying amount would be reduced to fair value. Factors we consider important that could trigger an impairment review include the following:

•	A significant change in the manner of our use of the acquired asset or the strategy for our overall business; and/or

•	A significant negative industry or economic trend.

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2010, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2010, Compared to Year Ended December 31, 2009

Total Revenues. Total revenues decreased $4.0 million, or 31.3%, to $8.7 million in 2010 from $12.7 million in 2009. Our license and royalty revenue decreased by $6.5 million which was primarily the result of a $4.7 million decrease in the recognition of revenue related to our Allovectin® license agreement with AnGes and a $1.5 million milestone payment received from Merck during the year ended December 31, 2009, related to its Phase 1 clinical-stage development of an investigational plasmid DNA cancer vaccine. Our contract and grant revenue increased by $2.6 million which was primarily the result of the recognition of revenue related to the delivery of a HIV vaccine to the IPPOX Foundation and the delivery of an H1N1 vaccine to the U.S. Navy.

Research and Development Expenses. Research and development expenses decreased $3.8 million, or 16.0%, to $19.7 million for 2010 from $23.5 million for 2009. This decrease was primarily the result of lower Allovectin® clinical trial related costs.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.1 million, or 10.5%, to $11.4 million for 2010 from $10.3 million for 2009. This increase was primarily the result of the recognition of costs related to the delivery of a H1N1 influenza vaccine in 2010 that we manufactured for the U.S. Navy.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 17.8%, to $8.8 million for 2010 from $7.5 million for 2009. This increase was primarily the result of higher stock based compensation expense during the year ended December 31, 2010, when compared to the prior year period.

Investment Income. Investment and other income increased $0.8 million, or 2,667%, to $0.8 million for 2010 from $30,000 for 2009. This increase was primarily the result of our receipt of $0.5 million in income related to the Qualifying Therapeutic Discovery Project tax credit during the year ended December 31, 2010.

Year Ended December 31, 2009, Compared to Year Ended December 31, 2008

Total Revenues. Total revenues increased $4.7 million, or 59.5%, to $12.7 million in 2009 from $8.0 million in 2008. Our license and royalty revenue increased by $3.2 million, which was primarily the result of an increase in license revenue recognized under our agreement with AnGes to fund our Allovectin® Phase 3 clinical trial. Our contract and grant revenue increased by $1.5 million, which was primarily the result of the recognition of revenue related to the delivery of a dengue vaccine to the NMRC.

Research and Development Expenses. Research and development expenses decreased $2.1 million, or 8.2%, to $23.4 million for 2009 from $25.5 million for 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction, which was partially offset by increased costs associated with our Allovectin® Phase 3 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.7 million, or 6.3%, to $10.4 million for 2009 from $11.1 million for 2008. This decrease was primarily the result of lower personnel costs attributed to our November 2008 work force reduction which was offset by the capitalization of costs related to the production of an H1N1 vaccine manufactured for the U.S. Navy.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through December 31, 2010, we have received approximately $168.2 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $370.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $60.7 million at December 31, 2010, compared with $52.6 million at December 31, 2009. The increase in our cash, cash equivalents and marketable securities for the year ended December 31, 2010, was the result of raising $37.3 million from the sale of our securities which was offset by the use of cash to fund our operations.

Net cash used in operating activities was $28.2 million and $21.5 million for the years ended December 31, 2010 and 2009, respectively. The increase in net cash used in operating activities for the year ended December 31, 2010, compared with the prior year, was primarily the result of a increase in our net loss and a decrease in our accounts payable.

Net cash provided by (used in) investing activities was $12.5 million and $(9.3) million for the years ended December 31, 2010 and 2009, respectively. The increase in cash provided by investing activities for the year ended December 31, 2010, compared with the prior year, was primarily the result of an increase in net maturities of investments.

Net cash provided by financing activities was $37.2 million and $32.8 million for the years ended December 31, 2010 and 2009, respectively. The increase in cash provided by financing activities for the year ended December 31, 2010, compared with the prior year, was primarily the result of increased proceeds from the of the sale of our securities.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Annual Report on Form 10-K under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $105.6 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an equity line of credit with Azimuth pursuant to which we may sell up to $25.0 million of our common stock, subject to certain conditions. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our current available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2010 (in thousands):

	Payment Due by Period
Contractual Obligations[1]	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Operating lease obligations	$23,081	$3,315	$6,749	$6,987	$6,030
Unconditional purchase obligations[2]	437	437	—	—	—

Total contractual obligations	$23,518	$3,752	$6,749	$6,987	$6,030

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at December 31, 2010, is approximately $17.7 million, of which approximately

$7.2 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consist of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.0 million if each such executive officer and other executives were terminated at December 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately one month. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $18,000 lower than the reported fair value of our investments at December 31, 2010.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of December 31, 2010, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At December 31, 2010, the auction rate securities we held had Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at December 31, 2010. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of December 31, 2010, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of December 31, 2010, we had recorded cumulative unrealized gains of $0.5 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2010. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Vical Incorporated

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 4, 2011

VICAL INCORPORATED

BALANCE SHEET

(in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$47,320	$25,873
Marketable securities, available-for-sale	5,037	18,385
Restricted cash	2,911	2,827
Receivables and other assets	940	1,349

Total current assets	56,208	48,434

Long-term investments	5,434	5,477
Property and equipment, net	7,560	9,260
Intangible assets, net	3,247	3,743
Other assets	458	458

Total assets	$72,907	$67,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,334	$8,020
Deferred revenue	—	1,990

Total current liabilities	6,334	10,010
Long-term liabilities:
Deferred rent	2,211	2,380

Commitments and contingencies (Notes 6, 8 and 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 71,640 shares issued and outstanding at December 31, 2010, and 80,000 shares authorized, 53,781 shares issued and outstanding at December 31, 2009	716	538
Additional paid-in capital	380,929	341,302
Accumulated deficit	(317,755)	(287,370)
Accumulated other comprehensive income	472	512

Total stockholders’ equity	64,362	54,982

Total liabilities and stockholders’ equity	$72,907	$67,372

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENT OF OPERATIONS

(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008
Revenues:
Contract and grant revenue	$6,249	$3,692	$2,146
License and royalty revenue	2,462	8,994	5,810

Total revenues	8,711	12,686	7,956

Operating expenses:
Research and development	19,692	23,449	25,532
Manufacturing and production	11,436	10,354	11,046
General and administrative	8,798	7,469	8,721

Total operating expenses	39,926	41,272	45,299

Loss from operations	(31,215)	(28,586)	(37,343)

Other income (expense):
Investment and other income, net	830	30	468
Interest expense	—	(2)	(21)

Net loss	$(30,385)	$(28,558)	$(36,896)

Basic and diluted net loss per share	$(0.51)	$(0.61)	$(0.93)

Weighted average shares used in computing basic and diluted net loss per share	60,084	47,086	39,856

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2010

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2008	39,196	$392	$301,507	$(221,916)	$(71)	$79,912
Net loss	—	—	—	(36,896)	—	(36,896)
Unrealized loss on marketable securities arising during holding period	—	—	—	—	(109)	(109)
Reclassification of realized loss included in net loss	—	—	—	—	152	152

Comprehensive loss						(36,853)
Issuance of common stock	1,110	11	3,939	—	—	3,950
Exercise of stock options and issuance of common stock underlying restricted stock units	52	—	(37)	—	—	(37)
Non-cash compensation expense related to grant of equity based compensation	—	—	1,642	—	—	1,642

Balance at December 31, 2008	40,358	403	307,051	(258,812)	(28)	48,614

Net loss	—	—	—	(28,558)	—	(28,558)
Unrealized gain on marketable securities arising during holding period	—	—	—	—	544	544
Reclassification of realized gain included in net loss	—	—	—	—	(4)	(4)

Comprehensive loss						(28,018)
Issuance of common stock	11,421	115	28,716	—	—	28,831
Exercise of stock options, warrants and issuance of common stock underlying restricted stock units	2,002	20	4,150	—	—	4,170
Non-cash compensation expense related to grant of equity based compensation	—	—	1,385	—	—	1,385

Balance at December 31, 2009	53,781	538	341,302	(287,370)	512	54,982

Net loss	—	—	—	(30,385)	—	(30,385)
Unrealized loss on marketable securities arising during holding period	—	—	—	—	(35)	(35)
Reclassification of realized gain included in net loss	—	—	—	—	(5)	(5)

Comprehensive loss						(30,425)
Issuance of common stock	15,368	153	32,026	—	—	32,179
Exercise of stock options, warrants and issuance of common stock underlying restricted stock units	2,491	25	4,965	—	—	4,990
Non-cash compensation expense related to grant of equity based compensation	—	—	2,636	—	—	2,636

Balance at December 31, 2010	71,640	$716	$380,929	$(317,755)	$472	$64,362

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENT OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(30,385)	$(28,558)	$(36,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,808	2,629	2,868
Other than temporary loss on marketable securities and other assets	—	405	1,297
Write-off of abandoned patents	148	86	255
Gain on sale of property and equipment	—	(5)	(2)
Compensation expense related to stock options and awards	2,636	1,385	1,642
Changes in operating assets and liabilities:
Receivables and other	409	503	(591)
Other assets	—	—	235
Accounts payable and accrued expenses	(1,771)	1,848	647
Deferred revenue	(1,990)	281	(391)
Deferred rent	(83)	(26)	69

Net cash used in operating activities	(28,228)	(21,452)	(30,867)

Cash flows from investing activities:
Maturities of marketable securities—including restricted	31,815	16,018	31,031
Purchases of marketable securities—including restricted	(18,549)	(24,657)	(14,058)
Purchases of property and equipment	(347)	(337)	(414)
Proceeds from the sale of property and equipment	—	10	3
Patent and licensed technology expenditures	(413)	(315)	(639)

Net cash provided by (used in) investing activities	12,506	(9,281)	15,923

Cash flows from financing activities:
Proceeds from issuance of common stock	37,261	33,038	3,989
Principal payments under equipment financing obligations	—	(156)	(555)
Payment of withholding taxes for net settlement of restricted stock units	(92)	(37)	(76)

Net cash provided by financing activities	37,169	32,845	3,358

Net increase (decrease) in cash and cash equivalents	21,447	2,112	(11,586)
Cash and cash equivalents at beginning of year	25,873	23,761	35,347

Cash and cash equivalents at end of year	$47,320	$25,873	$23,761

Supplemental information:
Interest paid	$—	$2	$21

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and grant and contract arrangements with government entities. Most of the Company’s product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations.

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date and time its financial statements were issued.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Actual results could differ materially from those estimates.

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

Restricted Cash and Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of the lease for its facilities, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At December 31, 2010 and 2009, restricted cash and marketable securities of $2.9 million and $2.8 million, respectively, were pledged as collateral for the letter of credit.

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

Intangible Assets

Intangible assets include licensed technology rights and certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value. The Company recognized research and development expense of approximately $0.1 million, $0.1 million, and $0.3 million in each of the years ended December 31, 2010, 2009 and 2008, respectively, related to patents for which the value was deemed to be impaired. The Company believes the future cash flows to be received from its remaining long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any additional impairment losses.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Government Research Grant Revenue

The Company recognizes revenues from federal government research grants during the period in which the related expenditures are incurred, and are billable.

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company had established accruals of approximately $0.2 million and $0.1 million at December 31, 2010 and 2009, respectively, to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development costs include salaries and personnel-related costs, supplies and materials, outside services, costs of conducting preclinical and clinical trials, facilities costs and amortization of intangible assets. The Company accounts for its clinical trial costs by estimating the total cost to treat a patient in each clinical trial, and accruing this total cost for the patient over the estimated treatment period, which corresponds with the period over which the services are performed, beginning when the patient enrolls in the clinical trial. This estimated cost includes payments to the site conducting the trial, and patient-related lab and other costs related to the conduct of the trial. Cost per patient varies based on the type of clinical trial, the site of the clinical trial, the method of administration of the treatment, and the number of treatments that a patient receives. Treatment periods vary depending on the clinical trial. The Company makes revisions to the clinical trial cost estimates in the current period, as clinical trials progress.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.7 million, 1.1 million and 0.1 million for the years ended December 31, 2010, 2009 and 2008, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted marketable securities, marketable securities, receivables, other current assets, accounts payable and accrued expenses at December 31, 2010 and 2009, are considered to reasonably approximate fair value because of the short term nature of those items.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2010, 2009 and 2008, has been reflected in the Statements of Stockholders’ Equity. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

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

Share-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value using the Black-Scholes option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for each of the years ended December 31, 2010, 2009 and 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model using the assumptions noted in the following table. The expected life of options is based on the Company’s observed historical exercise patterns. The expected volatility of stock options is based upon the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Years Ended December 31,
	2010	2009	2008
Assumptions:
Assumed risk-free interest rate	2.44%	1.62%	3.17%
Assumed volatility	66%	60%	56%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,002	$—	$—	$1,002
Government-sponsored enterprise securities	2,999	1	—	3,000
Certificate of deposit	1,035	—	—	1,035

	$5,036	$1	$—	$5,037

December 31, 2009	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,519	$22	$—	$5,541
Government-sponsored enterprise securities	9,583	3	—	9,586
Corporate bonds	1,000	—	1	999
Certificate of deposit	2,264	—	5	2,259

	$18,366	$25	$6	$18,385

All of the securities held at December 31, 2010, mature within one year. Net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2010, 2009 and 2008 were $0.0 million, $0.0 million and ($0.2) million, respectively. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2010 and 2009.

3. Long-Term Investments

As of December 31, 2010, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions since 2008, as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At December 31, 2010, the auction rate securities held by the Company had Standard and Poor’s credit ratings of BBB or AAA. At December 31, 2009, the auction rate securities held by the Company had Standard and Poor’s credit ratings of A or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the individual securities, the Company has recognized cumulative losses of $1.5 million as of December 31, 2010, none of which was realized during the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

year ended December 31, 2010. The losses when incurred are included in investment and other income. The market value of these securities has partially recovered. Included in other comprehensive income are unrealized (losses)/gains of $(23,000), $0.5 million and $0.0 million during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had recorded cumulative unrealized gains of $0.5 million. The resulting carrying value of the auction rate securities at December 31, 2010, was $5.4 million which is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

At present, in the event the Company needed to liquidate its auction rate securities that are in an illiquid state, it may not be able to do so without the possible loss of principal until a future auction for these investments is successful, another secondary market evolves for these securities, they are redeemed by the issuer or they mature. If the Company is unable to sell these securities in the market or they are not redeemed, then the Company could be required to hold them to maturity. The Company does not have a need to access these funds for operational purposes in the foreseeable future. The Company will continue to monitor and evaluate these investments on an ongoing basis for impairment.

4. Fair Value Measurements

The Company measures fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Fair value measurements are based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

Cash equivalents, marketable securities and long-term investments measured at fair value as of December 31, 2010, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,035	$—	$—	$1,035
Money market funds	47,251	—	—	47,251
U.S. treasuries	1,002	—	—	1,002
Government-sponsored enterprise securities	—	3,000	—	3,000
Auction rate securities	—	—	5,434	5,434

	$49,288	$3,000	$5,434	$57,722

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2010. The Company determines the fair value of other government-related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company’s investments in auction rate securities are also valued by a third party as more fully described in Note 3. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 or level 3 securities at December 31, 2010. In validating the valuations received from its primary pricing vendors, the Company examines the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2009	$5,477
Total net unrealized losses included in other comprehensive income	(23)
Net transfers in and/out of Level 3	(20)

Balance at December 31, 2010	$5,434

Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2010	$—

The Company transferred $6.5 million of its long-term investments into the Level 3 category during the year ended December 31, 2008. Total unrealized losses of $1.5 million relate to Level 3 assets still held as of December 31, 2010. Unrealized losses of $0.0 million, $0.4 million and 1.1 million related to Level 3 assets are included in earnings for the year ended December 31, 2010, 2009 and 2008, respectively, and are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2010	2009
Equipment	$18,959	$18,980
Leasehold improvements	7,992	10,113

	26,951	29,093
Less accumulated depreciation and amortization	(19,391)	(19,833)

	$7,560	$9,260

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2010, 2009 and 2008, was $2.0 million, $1.8 million and $2.0 million, respectively. These amounts include depreciation related to equipment under equipment financing arrangements. See Note 7 for equipment financing arrangements.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Intangible assets consisted of the following at December 31 (in thousands):

	2010	2009
Licensed technology rights	$4,015	$4,015
Patent application costs	5,787	5,686

	9,802	9,701
Accumulated amortization licensed technology rights	(3,538)	(3,138)
Accumulated amortization patent costs	(3,017)	(2,820)

	$3,247	$3,743

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2010, 2009 and 2008, was $0.8 million, $0.8 million and $0.9 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2011 to 2015 is $0.7 million, $0.3 million, $0.3 million, $0.3 million and $0.2 million, respectively.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2010	2009
Employee compensation	$2,730	$2,569
Clinical trial accruals	2,338	3,679
Accounts payable	752	967
Other accrued liabilities	514	805

	$6,334	$8,020

6. Significant Contracts, Grants , License and Royalty Agreements

Contract and Grant Agreements

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes MG, Inc., or AnGes, whereby AnGes agreed to fund the Company’s Allovectin® Phase 3 clinical trial. The funding consisted of purchases by AnGes of $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.8 million. If the project costs exceed the aggregate amount of $22.6 million, the Company and AnGes have agreed to share the excess project costs up to certain limits. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin® Phase 3 trial.

Under the R&D Agreement, the Company has granted to AnGes exclusive marketing rights for Allovectin® in specified countries in Asia and AnGes has agreed to pursue regulatory approvals in those countries, subject to receipt by the Company of regulatory approval in the United States. The Company has also granted AnGes certain royalty-bearing licenses to its technology and know-how. AnGes is obligated to pay royalties to the Company on sales of Allovectin® in specified countries in Asia. AnGes also obtained the right to receive royalties from the Company on any commercial sales of Allovectin® in the United States outside specified Asian countries. AnGes may also purchase supplies of Allovectin® from the Company for resale by AnGes in Asia.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The first equity installment of $6.9 million was received by the Company upon execution of the R&D Agreement and a related stock purchase agreement. In accordance with the terms of the stock purchase agreement AnGes was issued 1,061,538 shares of the Company’s restricted common stock at $6.50 per share in exchange for the first installment. The second equity installment of $3.95 million was received by the Company during 2008. In accordance with the terms of the stock purchase agreement AnGes was issued 1,109,550 shares of the Company’s restricted common stock at $3.56 per share in exchange for the second installment.

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

The Company has received total cash installments of $11.8 million from AnGes under the agreement. Revenue of $2.0 million, $6.7 million and $3.1 million has been recognized during the years ended December 31, 2010, 2009 and 2008, respectively, based on the ratio of actual costs incurred to total estimated costs expected to be incurred.

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

In 2009, the Company entered into a Cooperative Research and Development Agreement, or CRADA, with the NMRC, to develop a H1N1 DNA vaccine formulated with the Company’s Vaxfectin® adjuvant. Under the agreement, the Company was obligated to manufacture the vaccine and adjuvant, perform preclinical studies, file an IND with the FDA, and develop a clinical immunoassay. These activities were being funded under a $1.3 million contract with the U.S. government. NMRC plans to utilize the vaccine in a Phase 1 clinical trial which began in 2010. The Company recognized $0.6 million and $0.7 million in revenue related to this contract in 2009 and 2010, respectively.

In 2010, the Company entered into a $0.8 million contract with the U.S. Navy, through the Henry M. Jackson Foundation for the Advancement of Military Medicine, Inc., to conduct a Phase 1 clinical trial of the company’s Vaxfectin®-formulated DNA vaccine against A/H1N1 pandemic influenza utilizing the vaccine the Company manufactured under the 2009 CRADA with the NMRC. The Company recognized $0.8 million in revenue related to this contract in 2010.

IPPOX Foundation

In 2010, the Company entered into an agreement to manufacture bulk plasmid DNA vaccines against HIV under a $2.4 million contract with the IPPOX Foundation, a collaborating institution for the Poxvirus Vaccine Regimen Design led by the Centre Hospitalier Universitaire Vaudois under the auspices of the Collaboration for AIDS Vaccine Discovery. The Company recognized $2.4 million in revenue related to this contract in 2010.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Government Grants

In 2008, the Company was awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from National Institute of Allergy and Infectious Diseases, or NIAID, of the NIH. The grant period was extended to allow preclinical development to continue for a third year. The grant will fund the ongoing development of the Company’s immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, or HSV-2. The Company recognized $0.7 million, $0.6 million and $0.4 million in revenue under this grant in 2010, 2009 and 2008, respectively.

In 2007, the Company was awarded funding for a three-year, $6.0 million grant from the NIAID for development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. The grant period was extended to allow preclinical development to continue for a fourth year.The Company recognized $1.5 million, $1.0 million and $1.5 million in revenue under this grant in 2010, 2009 and 2008, respectively.

License and Royalty Agreements

Merck

In 1991, the Company entered into an agreement with Merck, which was subsequently amended, providing Merck with certain exclusive rights to develop and commercialize vaccines using the Company’s core DNA delivery technology for specified human diseases. Under the agreement, as amended, Merck licensed the Company’s core DNA delivery technology for use in preventive and therapeutic human infectious disease vaccines.

In June 2005, Merck exercised an option related to three cancer targets that were granted under an amendment to the agreement. Merck initiated a Phase 1 clinical trial of a candidate vaccine based on our DNA gene delivery technology and encodes human telomerase reverse transcriptase, or hTERT.

Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by the Company’s agreement with Merck are commercialized. Merck has the right to terminate this agreement without cause upon 90 days prior written notice. Total revenue recognized under this agreement was $1.5 million and $1.0 million in 2009 and 2008, respectively. No revenues were recognized under this agreement in 2010. Further development of these vaccines may lead to additional milestone and royalty payments.

AnGes

In 2005, the Company granted an exclusive worldwide license to AnGes for use of its core DNA delivery technology in the development and commercialization of DNA-based products encoding Hepatocyte Growth Factor, or HGF, for cardiovascular applications. In 2008, the Company received and recognized as revenue a $1.0 million time-based milestone payment from AnGes. No revenues were recognized under this agreement in 2010 or 2009.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The aggregate amount of additional milestone payments that the Company could be required to pay under all of its in-license agreements in place at December 31, 2010, is approximately $17.7 million, of which approximately $7.2 million is related to the Company’s independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and the Company has limited control over whether the development and regulatory milestones will be achieved, the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

7. Equipment Financing Obligations

In December 2004, the Company modified an equipment financing agreement which provided for $5.3 million of financing, with interest rates ranging from 3.0% to 3.2%. The draw down period for this equipment financing arrangement ended in October 2005. The balance of the amounts outstanding under this credit facility was repaid in 2009.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $2.4 million difference between the base rent paid and the rent expensed through December 31, 2010, is recorded as deferred rent in the balance sheet. Rent expense for the years ended December 31, 2010, 2009 and 2008, was $2.9, $3.3 and $3.2 million, respectively.

At December 31, 2010, annual payments due under the Company’s facilities lease were as follows (in thousands):

Years ending December 31,
2011	$3,239
2012	3,325
2013	3,391
2014	3,459
2015	3,528
Thereafter	6,030

Total lease payments	$22,972

Other Contingencies

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

9. Stockholders’ Equity

The Company has on file two effective shelf registration statements that collectively allow it to raise up to an additional $105.6 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

In September 2010, the Company sold 15.0 million shares of its common stock in a public offering at a price to the public of $2.25 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $31.5 million. In October 2010, the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company sold an additional 368,662 shares pursuant to the exercise of the underwriters’ overallotment option at a price to the public of $2.25 per share. Net proceeds from the overallotment option exercise, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $0.8 million. All of the shares of common stock were offered pursuant to an effective shelf registration statement.

In the fourth quarter of 2009 and again in the first quarter of 2010, certain of the Company’s investors exercised warrants to purchase an aggregate of 1,967,689 and 2,365,644 shares of common stock, respectively. The Company received net proceeds of $4.2 million and $5.0 million as a result of these exercises in 2009 and 2010, respectively. The warrants were issued in connection with the Company’s May 2009 registered direct offering.

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

In May 2009, the Company completed a $20.0 million registered direct offering of its securities to three institutional investors. Under the terms of the Securities Purchase Agreements for the offering, the Company sold an aggregate of 8,666,667 shares of its common stock and warrants to purchase up to an aggregate of 4,333,333 additional shares of its common stock. Each unit, consisting of one share of common stock and a warrant to purchase approximately one-half of a share of common stock, was sold for a purchase price of $2.3125. Net proceeds from the offering, after deducting related expenses, totaled $18.9 million. The warrants to purchase additional shares became exercisable six months after issuance at $2.25 per share and have all been exercised. The estimated fair value of the warrants is included in additional paid in capital. All of the securities were offered pursuant to an effective shelf registration statement.

In June 2008, the Company received approximately $4.0 million in gross proceeds from the sale of approximately 1.1 million shares of its common stock at $3.56 per share in a private placement to AnGes. In June 2006, the Company received approximately $6.9 million in gross proceeds from the sale of approximately 1.1 million shares of its common stock at $6.50 per share in a private placement to AnGes. Both of the equity issuances to AnGes were pursuant to a research and development agreement and a stock purchase agreement as described in Note 6.

10. Stock Based Compensation

On December 31, 2010, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $2.6 million, $1.4 million and $1.6 million was recognized for the years ended December 31, 2010, 2009 and 2008, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Research and development	$727	$379	$562
Manufacturing and production	281	154	188
General and administrative	1,628	852	892

Total stock-based compensation expense	$2,636	$1,385	$1,642

Cash received from options exercised	$35	$6	$39

Stock Plan and Directors’ Stock Option Plan

The Company has a stock incentive plan, under which 12,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2010, 2009, and 2008 the Company granted RSUs covering an aggregate of 438,329, 330,000, and 76,050 shares of common stock, respectively. These RSUs vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2010, 2009, and 2008 was approximately $0.9 million, $0.5 million and $0.5 million, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2010, 2009 and 2008:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2007	3,575,399	$8.06
Granted	511,119	$4.01
Exercised	(12,500)	$3.11
Forfeited	(316,298)	$9.56

Outstanding December 31, 2008	3,757,720	$7.40

Granted	1,276,051	$1.88
Exercised	(1,677)	$3.72
Forfeited	(731,742)	$7.97

Outstanding December 31, 2009	4,300,352	$5.67

Granted	1,722,204	$3.35
Exercised	(20,123)	$1.75
Forfeited	(816,328)	$11.10

Outstanding December 31, 2010	5,186,105	$4.06

Vested and unvested options expected to vest as of December 31, 2010	4,915,674	$4.12

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2010, 2009 and 2008, were 2,899,922 shares at $4.84, 2,756,826 shares at $7.40, and 2,902,864 shares at $8.14, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2010, was 6.6 years and 4.8 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2010, was 6.4 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010, was $0.2 million and $0.1 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested options was $1.7 million, which is expected to be recognized over a weighted-average period of 1.44 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was $1.73, $0.87 and $1.84 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was $9,000, $2,000 and $4,000, respectively. At December 31, 2010, there were 5,346,415 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2010, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2009	374,047	$2.36
Granted	438,329	$3.39
Vested	(200,484)	$2.51
Cancelled	(39,187)	$2.65

Unvested at December 31, 2010	572,705	$3.06

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2010, 2009 and 2008, was $1.5 million, $0.6 million and $0.3 million, respectively. As of December 31, 2010, the total unrecognized compensation cost related to unvested RSUs was $0.7 million, which is expected to be recognized over a weighted average period of 1.39 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2010, 2009 and 2008, was $0.5 million, $0.3 million and $0.4 million, respectively. As of December 31, 2010, there were 183,688 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

11. Income Taxes

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. There were no unrecognized tax benefits recorded by the Company as of the date of adoption in 2007. As a result of the implementation, the Company did not recognize an increase in the liability for unrecognized tax benefits. There are no unrecognized tax benefits included in the balance sheet that would, if recognized, affect the effective tax rate.

At December 31, 2010, the Company had net deferred tax assets of $6.6 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss and research and development credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383, as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not completed its analysis to determine if an ownership change has occurred and what, if any, impact the ownership change would have on the Company’s ability to utilize its net operating losses. The Company has decided to wait until the ownership change analysis is complete and then update its Section 382 analysis regarding the limitation of the net operating loss and research and development credit carryforwards. Until this analysis has been completed the Company has removed the deferred tax assets for net operating losses of $108.1 million and tax credits of $27.0 million generated through 2010 from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance. When this analysis is finalized, the Company plans to update its unrecognized tax benefits. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2010 and 2009, and has not recognized interest and/or penalties in its statement of operations for the year ended December 31, 2010.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1992 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are listed below. A valuation allowance of $6.6 million and $7.2 million at December 31, 2010 and 2009, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts for the years ended December 31 (in thousands):

Deferred Tax Assets	2010	2009
Capital loss carryover	$45	$45
Depreciation and amortization	3,235	4,449
Other	2,916	2,379
Accruals and reserves	432	375

Total deferred tax assets	6,628	7,248
Less valuation allowance	(6,628)	(7,248)

Net deferred tax assets(1)	$—	$—

The differences between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31(in thousands):

	2010	2009	2008
Computed “expected” tax benefit	$(10,331)	$(9,709)	$(12,545)
State income taxes, net of federal benefit	(2,117)	(1,687)	(2,443)
Tax effect of:
Change in valuation allowance(1)	12,987	9,887	14,869
Expiration of prior year credits and net operating losses	1,838	3,095	907
Research and development and other tax credits carryovers	(2,519)	(1,791)	(1,117)
Other	142	205	329

Provision for income taxes	$—	$—	$—

(1)	The removal of the valuation allowance related to the net operating loss carryforwards and tax credits are not included in the increase in the valuation allowance. See above explanation.

As of December 31, 2010 and 2009, the Company had available federal net operating loss carryforwards of approximately $279.4 million and $258.3 million, respectively which expire from 2011 through 2030. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $21.8 million and $18.4 million as of December 31, 2010 and 2009, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2011 through 2030 and are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2010, the Company also has available California state net operating loss carryforwards of approximately $230.1 million and $184.0 million as of December 31, 2010 and 2009, respectively, which expire from 2011 to 2030. In addition, the Company had California research and development credits and manufacturers’ investment credits of approximately $7.8 million and $7.1 million as of December 31, 2010 and 2009, respectively, to reduce future California income tax, if any. The manufacturers’ investment credits expire from 2011 through 2013. The California research and development credits do not expire.

The Company generated windfall tax benefits from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $0.8 million are included in net operating loss carryforwards disclosed above.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the Internal Revenue Code. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million, $0.2 million and $0.3 million for each the years ending 2010, 2009 and 2008, respectively.

13. Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2010:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$1,463	$2,075	$2,257	$2,916
Total operating expenses	10,092	10,580	9,067	10,187
Net loss	(8,478)	(8,380)	(6,767)	(6,760)
Basic and diluted net loss per share(1)	(0.15)	(0.15)	(0.12)	(0.09)

2009:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$2,250	$3,978	$3,903	$2,555
Total operating expenses	10,566	9,785	10,952	9,969
Net loss	(8,244)	(6,020)	(6,985)	(7,309)
Basic and diluted net loss per share(1)	(0.20)	(0.14)	(0.14)	(0.14)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. This report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010, is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Vical Incorporated as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of Vical Incorporated and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 4, 2011

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2011 Annual Meeting of Stockholders, or our Proxy Statement.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following independent auditors’ reports and financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for each of the three years in the period ended December 31, 2010

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2010

Statements of Cash Flows for each of the three years in the period ended December 31, 2010

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

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(7)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(16)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(7)	Specimen Common Stock Certificate.

10.1(2)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.3(11)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.4(24)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.5(25)[a]	Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.6[a]	First amendment dated December 17, 2010 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.9(4)[b]	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.14(1)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

Exhibit Number	Description of Document
10.16(5)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Sanofi Pasteur).

10.17(6)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.19(13)[b]	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.23(9)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.26(10)[b]	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27(10)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.29(17)[a]	Restated employment letter dated January 9, 2009, between the Company and Alain Rolland.

10.30(11)[b]	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.32(12)[b]	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.36(13)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.41(14)[b]	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.45(21)[a]	Restated employment letter dated January 9, 2009, by and between Vical Incorporated and Jill M. Broadfoot.

10.46(15)[b]	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.

10.47(18)[b]	Amendment dated February 20, 2006, to License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.50(19)[b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.54(8)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

10.56(20)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.57(22)[b]	License Agreement dated February 14, 2006, between the Company and the Regents of the University of Michigan.

10.58(3)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.59(3)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.62(23)	Common Stock Purchase Agreement dated January 8, 2010 between Vical and Azimuth Opportunity Ltd.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit Number	Description of Document
31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(4)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(5)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(7)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(8)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference to Exhibits 10.3—10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.
(16)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(17)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(18)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(19)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(20)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.

(21)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(22)	Incorporated by reference to the exhibit of the same number to the Company’s Amendment No.1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(23)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on January 8, 2010.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Date: March 4, 2011

VICAL INCORPORATED

By:	/S/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/S/ JILL M. BROADFOOT Jill M. Broadfoot	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 4, 2011

/S/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	March 4, 2011

/S/ ROBERT H. CAMPBELL Robert H. Campbell	Director	March 4, 2011

/S/ GARY A. LYONS Gary A. Lyons	Director	March 4, 2011

/S/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	March 4, 2011