Form 10-Q
period 2011-03-31
VICAL INC
filed 2011-05-06
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Total shares of common stock outstanding at April 30, 2011: 71,714,111

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$26,362	$47,320
Marketable securities, available-for-sale	17,033	5,037
Restricted cash	2,911	2,911
Receivables and other	1,377	940

Total current assets	47,683	56,208
Long-term investments	5,401	5,434
Property and equipment, net	7,240	7,560
Intangible assets, net	3,168	3,247
Other assets	458	458

Total assets	$63,950	$72,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,360	$6,334
Deferred revenue	76	—

Total current liabilities	5,436	6,334
Long-term liabilities:
Deferred rent	2,154	2,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 71,696 and 71,640 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	717	716
Additional paid-in capital	381,663	380,929
Accumulated deficit	(326,449)	(317,755)
Accumulated other comprehensive gain	429	472

Total stockholders’ equity	56,360	64,362

Total liabilities and stockholders’ equity	$63,950	$72,907

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Contract and grant revenue	$530	$586
License and royalty revenue	119	877

Total revenues	649	1,463
Operating expenses:
Research and development	4,290	5,102
Manufacturing and production	2,748	2,805
General and administrative	2,328	2,185

Total operating expenses	9,366	10,092

Loss from operations	(8,717)	(8,629)
Other income (expense):
Investment and other income (expense), net	23	151

Net loss	$(8,694)	$(8,478)

Basic and diluted net loss per share	$(0.12)	$(0.15)

Weighted average shares used in computing basic and diluted net loss per share	71,893	55,299

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(8,694)	$(8,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579	697
Compensation expense related to stock options and awards	798	599
Changes in operating assets and liabilities:
Receivables and other	(437)	(452)
Accounts payable, accrued expenses and other liabilities	(996)	(2,114)
Deferred revenue	76	(60)
Deferred rent	(35)	(14)

Net cash used in operating activities	(8,709)	(9,822)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	4,767	9,107
Purchases of marketable securities – including restricted	(16,773)	(11,635)
Purchases of property and equipment	(78)	(27)
Patent expenditures	(102)	(86)

Net cash used in investing activities	(12,186)	(2,641)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1	4,934
Payment of withholding taxes for net settlement of restricted stock units	(64)	(53)

Net cash (used in) provided by financing activities	(63)	4,881

Net decrease in cash and cash equivalents	(20,958)	(7,582)
Cash and cash equivalents at beginning of period	47,320	25,873

Cash and cash equivalents at end of period	$26,362	$18,291

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

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

The unaudited financial statements at March 31, 2011, and for the three months ended March 31, 2011 and 2010, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of March 31, 2011, and December 31, 2010, restricted cash of $2.9 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.7 million and 0.9 million for the three months ended March 31, 2011 and 2010, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In March 2010, the FASB ratified the milestone method of revenue recognition. Under this new standard, an entity can recognize contingent consideration earned from the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the entity. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of an annual period. The Company adopted these provisions as of January 1, 2011. The adoption did not have a material impact on the Company’s financial position or results of operations.

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be adopted earlier as of the beginning of such annual period. The Company adopted these provisions as of January 1, 2011. The adoption did not have a material impact on the Company’s financial position or results of operations.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Research and development	$258	$163
Manufacturing and production	31	71
General and administrative	509	365

Total stock-based compensation expense	$798	$599

During the three months ended March 31, 2011 and 2010, the Company granted stock-based awards with a total estimated value of $2.9 million and $3.7 million, respectively. At March 31, 2011, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.4 million, which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based awards granted during the three months ended March 31, 2011 and 2010, were each equal to 3.1% of outstanding shares of common stock at the end of the applicable period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended March 31, 2011 and 2010, other comprehensive (loss) gain was $(43,000) and $48,000, respectively, and total accumulated comprehensive loss was $8.7 million and $8.4 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Clinical trial accruals	$2,094	$2,338
Employee compensation	1,855	2,730
Accounts payable	241	752
Other accrued liabilities	1,170	514

Total accounts payable and accrued expenses	$5,360	$6,334

5.	COMMITMENTS AND CONTINGENCIES

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

6.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

March 31, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,018	$—	$1	$1,017
Government-sponsored enterprise securities	10,006	—	9	9,997
Corporate bonds	5,154	—	—	5,154
Certificates of deposit	865	—	—	865

	$17,043	$—	$10	$17,033

December 31, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,002	$—	$—	$1,002
Government-sponsored enterprise securities	2,999	1	—	3,000
Certificates of deposit	1,035	—	—	1,035

	$5,036	$1	$—	$5,037

At March 31, 2011, $7.5 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2011. As of March 31, 2011, none of the securities had been in a continuous unrealized loss position longer than 12 months.

7.	LONG-TERM INVESTMENTS

As of March 31, 2011, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At March 31, 2011, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of BBB or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the individual securities, the Company has recognized cumulative losses of $1.5 million as of March 31, 2011, none of which was realized during the three months ended March 31, 2011. The losses when incurred are included in investment and other income. The market value of these securities has partially recovered. Included in other comprehensive income are unrealized (losses) gains of $(33,000) and $0.1 million for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate securities at March 31, 2011, was $5.4 million which is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

Cash, cash equivalents, marketable securities and long-term investments measured at fair value as of March 31, 2011, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Demand deposits	$20,680	$—	$—	$20,680
Certificates of deposit	865	—	—	865
Money market funds	8,593	—	—	8,593
U.S. treasury securities	1,017	—	—	1,017
Corporate bonds	—	5,154	—	5,154
Government-sponsored enterprise securities	—	9,997	—	9,997
Auction rate securities	—	—	5,401	5,401

	$31,155	$15,151	$5,401	$51,707

The Company’s investments in U.S. treasury securities, certificates of deposits and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2011. The Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available. The Company’s investments in auction rate securities are also valued by a third party as more fully described in Note 7.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ended March 31, 2011
Balance at December 31, 2010	$5,434
Total net unrealized losses included in earnings	—
Total net unrealized losses included in other comprehensive income	(33)
Net transfers in and/out of Level 3	—

Balance at March 31, 2011	$5,401

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

9.	STOCKHOLDERS’ EQUITY

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

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 22 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

•	A recently completed Phase 1 clinical trial using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•

A completed preclinical program, with an allowed investigational new drug application, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy; and

•	A preclinical program with therapeutic and prophylactic vaccines for herpes simplex virus 2 formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Merck & Co., Inc., or Merck, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of the sanofi-aventis Group, or sanofi-aventis, among other biopharmaceutical companies. Two of the licenses have resulted in the following approvals in veterinary applications, which we believe are important steps in the validation of our DNA delivery technology:

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases, cancer and cardiovascular diseases. Our lead independent development programs focus on metastatic melanoma and CMV. The table below summarizes our independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against viral reactivation after transplant	Phase 3 preparation	Vical

Prophylactic vaccine for H5N1 pandemic influenza virus	Prevent infection, disease, and/or viral shedding	Phase 1 complete	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Prevent infection, disease, and/or viral shedding	Phase 1 complete	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical
Corporate Collaborations
Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Prophylactic and/or therapeutic hepatitis C vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Research	Merck

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial
Government Collaboration
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2b	NIH

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

Recent Events

The following events have recently occurred with respect to our business and our independent programs:

Continued Progress in our CMV Program

•

We are currently preparing for a pivotal Phase 3 trial of our TransVaxTM therapeutic CMV vaccine. At a recent End-of-Phase 2 meeting, the U.S. Food and Drug Administration, or FDA, was open to considering a clinically relevant CMV viremia endpoint or a combined endpoint that also includes use of antiviral therapy.

•

We received Scientific Advice from the European Medicines Agency, or EMA, recommending practical efficacy endpoints for a Phase 3 trial of our TransVax™ therapeutic CMV vaccine. Because the incidence of CMV disease is low with the use of preemptive antiviral therapy and the target population is small, the EMA agreed with our position that a CMV disease endpoint is not practical. The EMA also provided what we believe to be positive comments on important features of the proposed trial design and overall product development pathway. We are currently preparing for a pivotal Phase 3 trial with the FDA.

Continued Progress in our Melanoma Program

•

An independent Safety Monitoring Board for our Phase 3 trial of Allovectin® in patients with metastatic melanoma completed the trial’s fifth scheduled safety analysis and the safety monitoring board recommended that the trial continue per the protocol.

Pandemic Influenza Program

•

We completed the Phase 1 trial of our Vaxfectin®-adjuvanted DNA vaccine for H1N1 influenza and found that more than half of the subjects in the trial generated neutralizing antibodies of the type expected to provide protection against the disease.

Extension of NMRC Collaboration

•

We extended our relationship with the U.S. Naval Medical Research Center, or NMRC, to develop our platform technology for the rapid development and production of vaccines against emerging infectious diseases. We received funding from the Defense Threat Reduction Agency and NMRC in 2010 to support development of our Vaxfectin®-formulated DNA vaccine against H1N1 pandemic influenza. With the additional funding under the extended relationship, we plan to work with the NMRC to establish systems and procedures for the application of our DNA delivery technology, with the goal of protecting military personnel from the threat of new pathogens in the early stages of outbreaks.

Patent Update

•

We were issued U.S. Patent No. 7,879,339 and U.S. Patent No. 7,935,352, assigned to us and the University of Washington, covering DNA vaccines for HSV-2. We are collaborating with the University of Washington School of Medicine and the Sealy Center for Vaccine Development under a previously disclosed grant on the preclinical development of an HSV-2 vaccine. The initial focus will be for people already infected with HSV-2, with the goal of reducing or eliminating periodic viral flare-ups and the associated viral shedding and transmission.

•

We were issued U.S. Patent No. 7,888,112 covering DNA vaccines for CMV containing specific gene sequences and formulated with our Vaxfectin® adjuvant. The patent covers DNA vaccines containing codon-optimized versions of genes encoding gB and CMV phosphoprotein 65 antigens, formulated with our Vaxfectin® adjuvant. It adds to our family of patents in the United States and other key regions based on our discovery that administering genetic sequences such as DNA or RNA into the body, without the use of viral delivery vehicles, may cause expression of the proteins encoded by the genetic sequences.

•

We were issued European Patent EP1587816, which extends coverage for TransVaxTM, our first-in-class therapeutic DNA vaccine designed to prevent reactivation of latent cytomegalovirus or introduction of CMV through donor cells or tissues in transplant recipients.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $168.8 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended March 31,
Source	2011	2010
RapidResponse™ DNA manufacturing grant	$0.4	$0.4
Navy H1N1 contract	—	0.1
HSV grant	0.1	0.1

Total contract and grant revenues	0.5	0.6

AnGes licenses	—	0.8
Other royalties and licenses	0.1	0.1

Total royalty and license revenues	0.1	0.9

Total revenues	$0.6	$1.5

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended March 31,
Program	2011	2010
Allovectin®	$4.6	$4.7
CMV	1.4	1.8
Pandemic influenza	0.1	0.3
Other research, development, manufacturing and production	0.9	1.1

Total research, development, manufacturing and production	$7.0	$7.9

Since our inception through March 31, 2011, we estimate that we have spent approximately $421 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also in the early stages of clinical development of vaccine candidates for CMV and pandemic influenza and these programs will require significant additional funds to advance through development to commercialization. From inception through March 31, 2011, we have spent approximately $137 million on our Allovectin® program, $58 million on our CMV programs, and $25 million on our pandemic influenza programs.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of March 31, 2011, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2011, Compared with Three Months Ended March 31, 2010

Total Revenues. Total revenues decreased $0.9 million, or 55.6%, to $0.6 million for the three months ended March 31, 2011, from $1.5 million for the three months ended March 31, 2010. Our license and royalty revenue decreased by $0.8 million which was primarily the result of a decrease in the recognition of revenue related to our Allovectin® license agreement with AnGes.

Research and Development Expenses. Research and development expenses decreased $0.8 million, or 15.9%, to $4.3 million for the three months ended March 31, 2011, from $5.1 million for the three months ended March 31, 2010. This decrease was primarily the result of lower costs related to our clinical trials for Allovectin® and TransVax™.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.1 million, or 2.0%, to $2.7 million for the three months ended March 31, 2011, from $2.8 million for the three months ended March 31, 2010. This decrease was primarily the result of lower employee related costs.

General and Administrative Expenses. General and administrative expenses increased $0.1 million, or 6.5%, to $2.3 million for the three months ended March 31, 2011, from $2.2 million for the three months ended March 31, 2010. This increase was primarily the result of higher consulting costs and higher stock-based compensation expense.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through March 31, 2011, we have received approximately $168.8 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $370.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $51.7 million at March 31, 2011, compared with $60.7 million at December 31, 2010. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2011, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $8.7 million and $9.8 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2011, compared with the prior year period, was primarily the result of a decrease in payments for accounts payable.

Net cash used in investing activities was $12.2 million and $2.6 million for the three months ended March 31, 2011 and 2010, respectively. The increase in cash used in investing activities for the three months ended March 31, 2011, compared with the prior year period, was primarily the result of an increase in net purchases of investments.

Net cash (used in) provided by financing activities was $(0.1) million and $4.9 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in cash provided by financing activities for the three months ended March 31, 2011, compared with the prior year period, was the result of net proceeds received from the exercise of warrants during the three months ended March 31, 2010.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at March 31, 2011, is approximately $13.8 million, of which approximately $7.1 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.1 million if each such executive officer and other executive were terminated at March 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately five months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at March 31, 2011.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2011, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At March 31, 2011, the auction rate securities we held maintained Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at March 31, 2011. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2011, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of March 31, 2011, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2011. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

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

For example, our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010, a completed Phase 2 clinical study of our TransVax™ therapeutic vaccine and a completed Phase 1 clinical study of our H1N1 pandemic influenza vaccine. We may not meet the primary endpoint of the Allovectin® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional TransVax™ or H1N1 pandemic influenza vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. In addition, our licensee AnGes has a product candidate in advanced stage of clinical development, for which we believe regulatory approval would provide important further validation of our DNA delivery technologies. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators or licensees may not succeed in their product development efforts. It is possible that AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its NDA in Japan. Also in September 2010 another one of our licensees, sanofi-aventis announced that NV1FGF, an angiogenic growth factor therapeutic for which sanofi-aventis had licensed our DNA delivery technology, did not meet the primary endpoint in a global Phase 3 trial. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $30.4 million, $28.6 million and $36.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of March 31, 2011, we had incurred cumulative net losses totaling approximately $326.4 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of March 31, 2011, we were the assignee or co-assignee of 67 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2011, we were also prosecuting 74 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The NIH and the FDA jointly developed the Genetic Modification Clinical Research Information System, or GeMCRIS, an Internet-based database of human gene transfer trials. GeMCRIS enables individuals to easily view information on particular characteristics of clinical gene transfer trials. Although GeMCRIS includes special security features designed to protect patient privacy and confidential commercial information, these security features may be inadequately designed or enforced, potentially resulting in disclosure of confidential commercial information. In addition, the NIH, in collaboration with the FDA, has developed an Internet site, ClinicalTrials.gov, which provides public access to information on clinical trials and their results for a wide range of diseases and conditions. Future disclosures of such confidential commercial information may result in loss of advantage of competitive secrets.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2011, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At March 31, 2011, the auction rate securities we held had Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at March 31, 2011. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of March 31, 2011, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. As of March 31, 2011, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to March 31, 2011, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Vical Incorporated

Date: May 6, 2011	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)