Form 10-Q
period 2011-06-30
VICAL INC
filed 2011-08-03
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Total shares of common stock outstanding at July 27, 2011: 71,839,164

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$24,611	$47,320
Marketable securities, available-for-sale	12,302	5,037
Restricted cash	2,911	2,911
Receivables and other	1,063	940

Total current assets	40,887	56,208
Long-term investments	5,567	5,434
Property and equipment, net	6,966	7,560
Intangible assets, net	3,094	3,247
Other assets	191	458

Total assets	$56,705	$72,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,618	$6,334
Deferred revenue	51	—

Total current liabilities	5,669	6,334
Long-term liabilities:
Deferred rent	2,097	2,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 71,813 and 71,640 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	718	716
Additional paid-in capital	382,469	380,929
Accumulated deficit	(334,855)	(317,755)
Accumulated other comprehensive gain	607	472

Total stockholders’ equity	48,939	64,362

Total liabilities and stockholders’ equity	$56,705	$72,907

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Contract and grant revenue	$717	$1,379	$1,247	$1,965
License and royalty revenue	101	696	220	1,573

Total revenues	818	2,075	1,467	3,538
Operating expenses:
Research and development	4,209	4,963	8,499	10,065
Manufacturing and production	2,606	3,431	5,354	6,236
General and administrative	2,454	2,186	4,782	4,371

Total operating expenses	9,269	10,580	18,635	20,672

Loss from operations	(8,451)	(8,505)	(17,168)	(17,134)
Other income (expense):
Investment and other income (expense), net	45	125	68	276

Net loss	$(8,406)	$(8,380)	$(17,100)	$(16,858)

Basic and diluted net loss per share	$(0.12)	$(0.15)	$(0.24)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share	71,961	56,369	71,930	55,845

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,100)	$(16,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159	1,400
Compensation expense related to stock options and awards	1,613	1,286
Changes in operating assets and liabilities:
Receivables and other	(123)	196
Other assets	267	—
Accounts payable, accrued expenses and other liabilities	(759)	(1,909)
Deferred revenue	51	(1,237)
Deferred rent	(70)	(28)

Net cash used in operating activities	(14,962)	(17,150)

Cash flows from investing activities:
Maturities of marketable securities – including restricted	9,673	16,942
Purchases of marketable securities – including restricted	(16,936)	(17,857)
Purchases of property and equipment	(202)	(199)
Patent expenditures	(211)	(137)

Net cash used in investing activities	(7,676)	(1,251)

Cash flows from financing activities:
Net proceeds from issuance of common stock	23	4,937
Payment of withholding taxes for net settlement of restricted stock units	(94)	(70)

Net cash (used in) provided by financing activities	(71)	4,867

Net decrease in cash and cash equivalents	(22,709)	(13,534)
Cash and cash equivalents at beginning of period	47,320	25,873

Cash and cash equivalents at end of period	$24,611	$12,339

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2011

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

The unaudited financial statements at June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of June 30, 2011, and December 31, 2010, restricted cash of $2.9 million was pledged as collateral for this letter of credit.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Contract Manufacturing, Contract Services and Grant Revenue

The Company’s contract manufacturing arrangements typically require the delivery of multiple lots of clinical vaccines. Prior to the revised multiple element guidance adopted by the Company on January 1, 2011, the Company analyzed its multiple element arrangements to determine whether the elements could be separated and accounted for individually as separate units of accounting. The evaluation was performed at the inception of the arrangement. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control. If the delivered item did not have standalone value or the Company did not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item was deferred.

The Company recognizes revenues from contract services and federal government research grants during the period in which the related expenditures are incurred and related payments for those services are received or collection is reasonably assured.

License and Royalty Revenue

The Company’s license and royalty revenues are generated through agreements with strategic partners. Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by the Company on January 1, 2011 nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by the Company under the agreements were recognized as revenue upon the earlier of when payments are received or collection is assured, but were deferred if the Company has continuing performance obligations. If the Company had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which the Company continued to have a performance obligation.

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

Effective January 1, 2011, for multiple deliverable agreements, including contract manufacturing, contract services and license agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

Effective January 1, 2011, at the inception of each agreement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 1.5 million and 0.8 million for the three months ended June 30, 2011 and 2010, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.1 million and 0.8 million for the six months ended June 30, 2011 and 2010, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRSs. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Research and development	$240	$191	$498	$354
Manufacturing and production	51	76	82	148
General and administrative	524	420	1,033	784

Total stock-based compensation expense	$815	$687	$1,613	$1,286

During the six months ended June 30, 2011 and 2010, the Company granted stock-based awards with a total estimated value of $3.7 million and $4.4 million, respectively. At June 30, 2011, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.2 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2011 and 2010, were equal to 3.5% and 3.7%, respectively, of outstanding shares of common stock at the end of the applicable period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended June 30, 2011 and 2010, other comprehensive gain (loss) was $0.2 million and $(0.1) million, respectively, and total accumulated comprehensive loss was $8.2 million and $8.5 million, respectively. For the six months ended June 30, 2011 and 2010, other comprehensive gain (loss) was $0.1 million and $(48,000), respectively, and total accumulated comprehensive loss for each period was $17.0 and $16.9 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Clinical trial accruals	$1,955	$2,338
Employee compensation	2,110	2,730
Accounts payable	680	752
Other accrued liabilities	873	514

Total accounts payable and accrued expenses	$5,618	$6,334

5.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

June 30, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,015	$2	$—	$1,017
Government-sponsored enterprise securities	5,504	1	—	5,505
Corporate bonds	5,100	—	—	5,100
Certificates of deposit	680	—	—	680

	$12,299	$3	$—	$12,302

December 31, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,002	$—	$—	$1,002
Government-sponsored enterprise securities	2,999	1	—	3,000
Certificates of deposit	1,035	—	—	1,035

	$5,036	$1	$—	$5,037

At June 30, 2011, $3.0 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2011. As of June 30, 2011, none of the securities had been in a continuous unrealized loss position longer than one year.

6.	LONG-TERM INVESTMENTS

As of June 30, 2011, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At June 30, 2011, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of BBB or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. These securities were also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the individual securities, the Company has recognized cumulative losses of $1.5 million as of June 30, 2011, none of which was realized during the three or six months ended June 30, 2011. The losses when incurred are included in investment and other income. The market value of these securities has partially recovered. Included in other comprehensive income are unrealized gains (losses) of $0.1 million and $(28,000) for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the Company had recorded cumulative unrealized gains of $0.6 million. The resulting carrying value of the auction rate securities at June 30, 2011, was $5.6 million which is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

Cash, cash equivalents, marketable securities and long-term investments measured at fair value as of June 30, 2011, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Demand deposits	$23,226	$—	$—	$23,226
Certificates of deposit	680	—	—	680
Money market funds	4,296	—	—	4,296
U.S. treasuries	1,017	—	—	1,017
Corporate bonds	—	5,100	—	5,100
Government-sponsored enterprise securities	—	5,505	—	5,505
Auction rate securities	—	—	5,567	5,567

	$29,219	$10,605	$5,567	$45,391

The Company’s investments in U.S. treasuries, certificates of deposits and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2011. The Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available. The Company’s investments in auction rate securities are valued internally as more fully described in Note 6.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ended June 30, 2011
Balance at December 31, 2010	$5,434
Total net unrealized losses included in earnings	—
Total net unrealized gains included in other comprehensive income	133
Net transfers in and/out of Level 3	—

Balance at June 30, 2011	$5,567

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

8.	COMMITMENTS AND CONTINGENCIES

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

During 2010, certain of the Company’s investors exercised warrants to purchase an aggregate of 2,365,644 shares of common stock that were issued in connection with the Company’s May 2009 registered direct offering. The Company received net proceeds of $5.0 million as a result of these exercises.

10.	SUBSEQUENT EVENTS

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas an exclusive, worldwide, royalty-bearing license under certain of the Company’s know-how and intellectual property to develop and commercialize products containing plasmids encoding certain forms of glycoprotein B and/or phosphoprotein 65, including TransVax™ but excluding CymVectin™ , or Products, for the control and prevention of cytomegalovirus infection in immunocompromised patients, including transplant recipients, and transplant donors, or the Field. Under the license agreements, the Company granted a non-exclusive, royalty-bearing sublicense under a U.S. patent licensed to the Company by City of Hope to develop and commercialize Products in the Field in the United States and an exclusive, royalty-bearing, worldwide sublicense under patents and technology licensed to the Company by CytRx Corporation, or CytRx, to develop and commercialize Products in the Field.

Under the agreements, Astellas is responsible for the worldwide development and commercialization of Products in the Field, at its expense, and has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one Product for use in certain immunocompromised patients in the Field in the United States and certain other major markets. Astellas granted to the Company an exclusive option to co-promote Products in the Field in the U.S. In addition, each party agreed to refrain from directly or indirectly developing or commercializing certain similar or competing products during the term of the license agreements, subject to certain limitations. Under the terms of a supply and services agreement entered into by the Company and Astellas on the same date, the Company agreed to perform certain development and regulatory activities relating to Products in the Field, at Astellas’ expense, and to supply Products to Astellas for use in development and initial commercialization activities in the Field.

Under the terms of the license agreements, Astellas is obligated to pay the Company up to $130 million in total upfront and milestone payments through commercial launch, including upfront fees totaling $25 million and $10 million upon finalization of the trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients. In addition, the Company will be entitled to receive double-digit royalties on net sales of Products, which royalties are subject to reduction in certain, limited circumstances. Such royalties will be payable by Astellas on a Product-by-Product and country-by-country basis until the latest of (i) expiration of the last patent claiming such Product in such country, (ii) expiration of data or regulatory exclusivity for such Product in such country and (iii) 10 years after first commercial sale of such Product in such country.

The license agreements will continue in effect on a Product-by-Product and country-by-country basis until expiration of Astellas’ obligation to pay royalties with respect to each Product in each country, unless terminated early by either party as more fully described below. Following expiration, Astellas’ license with respect to the particular Product in the particular country shall become fully paid up, perpetual and royalty-free. The supply and services agreement will continue in effect until the earliest of (i) the third anniversary of first commercial sale of the first Product in the Field, (ii) assumption by Astellas of responsibility for manufacturing Products in the Field and (iii) expiration or termination of the license agreements. Each of the Company and Astellas may terminate the license agreements or supply and services agreement prior to expiration upon the material breach of such agreement by the other party, or upon the bankruptcy or insolvency of the other party. In addition, the Company may terminate the license agreements prior to expiration in the event Astellas or any of its affiliates or sublicensees challenges or opposes any patent licensed to it under the license agreements, and Astellas may terminate the license agreements on a country-by-country basis if Astellas reasonably determines that further development and/or commercialization of Products in the Field will not be beneficial for Astellas.

In connection with entering into the license agreements with Astellas, the Company amended pre-existing license agreements with the City of Hope and CytRx under which the Company granted sub-licenses to Astellas. The Company is obligated to make certain payments to the City of Hope and CytRx in connection with development and commercialization of Products in the Field under the license agreements.

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

We currently have four active independent clinical and preclinical development programs in the areas of infectious disease and cancer including:

•

A fully enrolled ongoing Phase 3 clinical trial using our Allovectin® immunotherapeutic in patients with metastatic melanoma which has been funded, up to certain limits, by AnGes MG, Inc., or AnGes, through cash payments and equity investments under a research and development agreement;

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

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas, Merck & Co., Inc., or Merck, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of the sanofi-aventis Group, or sanofi-aventis, among other biopharmaceutical companies.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Prevent infection, disease, and/or viral shedding	Phase 1 complete	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical

Corporate Collaborations

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against viral reactivation after transplant	Phase 3 preparation	Astellas

Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Therapeutic vaccine encoding human telomerase reverse transcriptase	Treat non-small cell lung, breast or prostate cancer, melanoma, or carcinomas of the upper GI tract, colon, kidney, or bladder	Phase 1	Merck

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial

Government Collaboration

Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2b	NIH

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

Recent Events

The following events have recently occurred with respect to our business and our independent programs:

Continued Progress in our CMV Programs

•

In July 2011, we signed exclusive license agreements for the United States and for all territories in the rest of world outside the United States with Astellas to develop and commercialize TransVax™, our therapeutic vaccine designed to control CMV reactivation in transplant recipients. We expect that Astellas will begin a multinational Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients, as well as a Phase 2 trial in solid organ transplant recipients, in the first half of 2012. Under the agreements, Astellas will be responsible for further development and commercialization of TransVax™, including all costs, and has granted us an option to co-promote TransVax™ in the United States. We will provide assistance to Astellas with TransVax™-related manufacturing, regulatory and certain development activities, for which Astellas is obligated to reimburse all of our future costs, including personnel and external expenses. We are entitled to receive near-term payments of $35 million, including $25 million, which is payable on or before August 21, 2011 and $10 million upon finalization of the Phase 3 trial design. We potentially will receive up to $130 million in total upfront and milestone payments through commercial launch and double-digit royalties on net sales.

•

In July 2011, we presented additional TransVax™ Phase 2 clinical trial data at the DNA Vaccines 2011 conference. Key efficacy, immunogenicity and safety results from the completed Phase 2 trial established TransVax™ as the first vaccine to provide evidence of protection against CMV reactivation in immunocompromised hematopoietic cell transplant recipients. Through 12 months post-transplant, statistically significant improvements were achieved compared to the placebo group for all key viral reactivation endpoints: the occurrence of CMV viremia, the median time to initial viremia, the number of CMV viremia episodes, the duration of viremia, and the prevalence of CMV viremia episodes over the trial period.

•

In July 2011, we presented detailed preclinical results supporting clinical development of our CyMVectin™ prophylactic CMV vaccine. By prophylactic vaccination of women of childbearing age CyMVectin™ is designed to prevent CMV infection and consequently maternal-fetal transmission of CMV, a leading cause of birth defects. Results from a mouse study demonstrated that immunization with a Vaxfectin®-formulated bivalent CMV vaccine, expressing gB and pp65, resulted in durable cellular immune responses. Optimizing the dosing regimen greatly increased the number of CMV-specific T cells. Data obtained in mice and rabbits demonstrated that DNA vaccines formulated with our Vaxfectin® adjuvant provided superior immunogenicity compared to other formulations.

Continued Progress in our Melanoma Program

•

We recently announced results from new statistical analyses of data from three previously completed clinical trials of our Allovectin® immunotherapy in patients with metastatic melanoma, showing with strong positive correlation that responders lived significantly longer than nonresponders.

•

In our Phase 3 registration trial of Allovectin® in patients with metastatic melanoma, completion of treatment and follow-up for the primary endpoint (response rate at 24 weeks or more after randomization) by February 2012, with continued monitoring for the secondary endpoint (overall survival) up to the release of top-line data for both endpoints in the second quarter of 2012.

Patent Update

•	We were issued U.S. Patent No. 7,935,352, assigned to us and the University of Washington, covering DNA vaccines for herpes simplex virus type 2.

HSV Update

•

In July 2011, we presented the latest preclinical data from our herpes simplex virus type 2 vaccine development program at the DNA Vaccines 2011 conference. Data presented at the conference showed that a 0.1 µg dose of the prophylactic vaccine provided 100% protection of mice against challenge with 50 times a lethal dose, and a 100 µg dose of the prophylactic vaccine provided 100% protection of mice against challenge with 500 times a lethal dose. The 100 µg dose of the prophylactic vaccine also significantly reduced viral shedding at the primary infection site (p<0.001) and inhibited viral counts at the latent infection site (p≤0.05). Both the monovalent and trivalent vaccines completely eliminated primary disease and recurrent disease in a prophylactic guinea pig model.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $169.7 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Source	2011	2010	2011	2010
RapidResponse™ DNA manufacturing grant	$0.5	$0.4	$0.9	$0.8
Navy H1N1 contract	—	0.7	—	0.7
HSV-2 grant	0.1	0.2	0.2	0.4
Other contract and grants	0.1	0.1	0.2	—

Total contract and grant revenues	0.7	1.4	1.3	1.9

AnGes licenses	—	0.5	—	1.3
Other royalties and licenses	0.1	0.2	0.2	0.3

Total royalty and license revenues	0.1	0.7	0.2	1.6

Total revenues	$0.8	$2.1	$1.5	$3.5

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Program	2011	2010	2011	2010
Allovectin®	$4.6	$3.8	$9.2	$8.5
CMV	1.3	2.1	2.7	3.9
Pandemic influenza	—	1.3	0.1	1.6
Other research, development, manufacturing and production	0.9	1.2	1.9	2.3

Total research, development, manufacturing and production	$6.8	$8.4	$13.9	$16.3

Since our inception through June 30, 2011, we estimate that we have spent approximately $428 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing vaccine candidates for our CMV products, TransVax™ and CyMVectin™, and pandemic influenza and these programs, excluding TransVax™ which we recently licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through June 30, 2011, we have spent approximately $142 million on our Allovectin® program, $59 million on our CMV programs, and $25 million on our pandemic influenza programs.

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

Contract Manufacturing Revenue. Our contract manufacturing arrangements typically require the delivery of multiple lots of clinical vaccines. Prior to the revised multiple element guidance adopted by us on January 1, 2011, we analyzed our multiple element arrangements to determine whether the elements can be separated and accounted for individually as separate units of accounting. The evaluation was performed at the inception of the arrangement. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) have standalone value to the customer; (2) there is objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. If the delivered item did not have standalone value or we did not have objective or reliable evidence of the fair value of the undelivered component, the amount of revenue allocable to the delivered item was deferred.

Contract Services and Grant Revenue. We recognize revenue from contract services and federal government research grants during the period in which the related expenditures are incurred and related payments for those services are received or collection is reasonably assured.

License and Royalty Revenue. Our license and royalty revenues are generated through agreements with strategic partners. Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by us on January 1, 2011 nonrefundable, up-front license fees and milestone payments with standalone value that were not dependent on any future performance by us under the arrangements were recognized as revenue upon the earlier of when payments are received or collection is assured, but were deferred if we had continuing performance obligations. If we had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which we continued to have a performance obligation.

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

Effective January 1, 2011, for multiple deliverable agreements, including contract manufacturing agreements and license agreements, consideration is allocated at the inception of the agreement to all deliverables based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence, or VSOE, of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable.

Effective January 1, 2011, at the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone, specifically reviewing factors such as the scientific and other risks that must be overcome to achieve the milestone, as well as the level of effort and investment required. Revenues from milestones, if they are nonrefundable and deemed substantive, are recognized upon successful accomplishment of the milestones. Milestones that are not considered substantive are accounted for as license payments and recognized on a straight-line basis over the remaining period of performance.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of June 30, 2011, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended June 30, 2011, Compared with Three Months Ended June 30, 2010

Total Revenues. Total revenues decreased $1.3 million, or 60.6%, to $0.8 million for the three months ended June 30, 2011, from $2.1 million for the three months ended June 30, 2010. This decrease was primarily the result of the recognition of $0.7 million of contract revenue for the three months ended June 30, 2010 related to the shipment of a vaccine we manufactured for the U.S. Navy and a decrease in our license and royalty revenue of $0.6 million in the three months ended June 30, 2011, which was primarily the result of a decrease in the recognition of revenue related to our Allovectin® license agreement with AnGes.

Research and Development Expenses. Research and development expenses decreased $0.8 million, or 15.2%, to $4.2 million for the three months ended June 30, 2011, from $5.0 million for the three months ended June 30, 2010. This decrease was primarily the result of lower costs related to our clinical trials for TransVax™ and Allovectin® during the three months ended June 30, 2011.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.8 million, or 24.0%, to $2.6 million for the three months ended June 30, 2011, from $3.4 million for the three months ended June 30, 2010. This decrease was primarily the result of the recognition of capitalized costs during the three months ended June 30, 2010, related to the shipment of a vaccine we manufactured for the U.S. Navy.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 12.3%, to $2.5 million for the three months ended June 30, 2011, from $2.2 million for the three months ended June 30, 2010. This increase was primarily the result of higher consulting costs during the three months ended June 30, 2011.

Six Months Ended June 30, 2011, Compared with Six Months Ended June 30, 2010

Total Revenues. Total revenues decreased $2.0 million, or 58.5%, to $1.5 million for the six months ended June 30, 2011, from $3.5 million for the six months ended June 30, 2010. Included in our contract and grant revenue for the six months ended June 30, 2010, was $0.7 million related to the shipment of a vaccine we manufactured for the U.S. Navy. In addition our license and royalty revenue decreased by $1.3 million which was primarily the result of a decrease in the recognition of revenue related to our Allovectin® license agreement with AnGes.

Research and Development Expenses. Research and development expenses decreased $1.6 million, or 15.6%, to $8.5 million for the six months ended June 30, 2011, from $10.1 million for the six months ended June 30, 2010. This decrease was primarily the result of lower costs related to our clinical trials for TransVax™ and Allovectin® during the six months ended June 30, 2011.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.9 million, or 14.1%, to $5.3 million for the six months ended June 30, 2011, from $6.2 million for the six months ended June 30, 2010. This decrease was primarily the result of the recognition of capitalized costs during the six months ended June 30, 2010 related to the shipment of a vaccine we manufactured for the U.S. Navy.

General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 9.4%, to $4.8 million for the six months ended June 30, 2011, from $4.4 million for the six months ended June 30, 2010. This increase was primarily the result of higher consulting costs during the six months ended June 30, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through June 30, 2011, we have received approximately $169.7 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $370.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $45.4 million at June 30, 2011, compared with $60.7 million at December 31, 2010. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2011, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $15.0 million and $17.2 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2011, compared with the prior year period, was primarily the result of a decrease in payments for accounts payable and a decrease in deferred revenue.

Net cash used in investing activities was $7.7 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively. The increase in cash used in investing activities for the six months ended June 30, 2011, compared with the prior year period, was primarily the result of an increase in net purchases of investments.

Net cash (used in) provided by financing activities was $(0.1) million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively. The decrease in cash provided by financing activities for the six months ended June 30, 2011, compared with the prior year period, was the result of net proceeds received from the exercise of warrants during the six months ended June 30, 2010.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators, such as Astellas. We expect to receive $35 million in near-term payments from Astellas as a result of the license agreements entered into in July 2011. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $105.6 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an equity line of credit with Azimuth pursuant to which we may sell up to $25.0 million of our common stock, subject to certain conditions. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2013.

Contractual Obligations

Under our Merck, sanofi-aventis, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation and/or the University of Michigan. Under our license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at June 30, 2011, is approximately $13.7 million, of which approximately $7.0 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. In July 2011 we entered into an agreement with Astellas which may result in additional milestone payments under our in-license agreements. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, we have undertaken certain commitments under license agreements with collaborators, and under indemnification agreements with our officers and directors. Under the license agreements with our collaborators, we have agreed to continue to maintain and defend the patent rights licensed to the collaborators and, in the case of our agreements with Astellas, have agreed to undertake certain development and manufacturing activities. Under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.1 million if each such executive officer and other executive were terminated at June 30, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately four months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our investments at June 30, 2011.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2011, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At June 30, 2011, the auction rate securities we held maintained Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at June 30, 2011. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2011, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of June 30, 2011, we had recorded cumulative unrealized gains of $0.6 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2011. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. These securities were also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of June 30, 2011.

Changes in Internal Control over Financial Reporting

Further management has determined that there has been no change in our internal control over financial reporting during the six months ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For example, our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010 and a completed Phase 1 clinical study of our H1N1 pandemic influenza vaccine. We may not meet the primary endpoint of the Allovectin® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional H1N1 pandemic influenza vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

(*)We are dependent on our license agreements with Astellas to further develop and commercialize TransVax™. The failure to maintain these agreements, or the failure of Astellas to perform its obligations under these agreements, could negatively impact our business.

Pursuant to the terms of our license agreements with Astellas, we granted to Astellas exclusive worldwide rights to develop and commercialize certain products, including TransVax™ but excluding CymVectin™ , for the control and prevention of CMV infection in immunocompromised patients, including transplant recipients and transplant donors, and pursuant to the terms of our supply and services agreement with Astellas, we are obligated to perform certain development activities and supply Astellas with its product requirements for development and initial commercialization activities. Consequently, our ability to generate any revenues from TransVax™ depends on Astellas’ ability to develop, obtain regulatory approvals for and successfully commercialize TransVax™. We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our license agreements with Astellas, including:

•	Astellas may not comply with applicable regulatory guidelines with respect to developing or commercializing TransVax™, which could adversely impact sales or future development of TransVax™,

•	We and Astellas could disagree as to future development plans and Astellas may delay, fail to commence or stop future clinical trials or other development;

•

There may be disputes between us and Astellas, including disagreements regarding the license agreements, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of TransVax™, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•

Astellas may not provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our service and supply obligations to Astellas and manage our own inventory of TransVax™, as well as our ability to generate accurate financial forecasts;

•	Business combinations or significant changes in Astellas’ business strategy may adversely affect Astellas’ ability or willingness to perform its obligations under our license agreements;

•

Astellas may not properly defend our intellectual property rights, or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property rights or expose us to potential litigation;

•

The royalties we are eligible to receive from Astellas may be reduced or eliminated based upon Astellas’ and our ability to maintain or defend our intellectual property rights and the presence of generic competitors;

•

Limitations on our or an acquiror’s ability to maintain or pursue development or commercialization of products that are competitive with TransVax™ could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•

If Astellas is unsuccessful in developing, obtaining regulatory approvals for or commercializing TransVax™, we may not receive any additional milestone or royalty payments under the license agreements and our business prospects and financial results may be materially harmed.

The license agreements and supply and services agreement are subject to early termination, including through Astellas’ right to terminate upon advance notice to us if Astellas reasonably determines that further development and/or commercialization will not be beneficial for Astellas. If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of TransVax™ on acceptable terms, or at all, and we may be unable to pursue continued development or commercialization of TransVax™ on our own.

(*)Our revenues partially depend on the development and commercialization of products in collaboration with others to whom we have licensed our technologies. If our other collaborators or licensees do not successfully develop and commercialize products covered by these arrangements, or if we are unable to find collaborators or licensees in the future, we may not be able to derive revenues from these arrangements, we may lose opportunities to validate our DNA delivery technologies, or we may be forced to curtail our development and commercialization efforts in these areas.

In addition to our license agreements with Astellas, we have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. In addition, our licensees Astellas and AnGes have product candidates in advanced stage of clinical development, for which we believe regulatory approval would provide important further validation of our DNA delivery technologies. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators or licensees may not succeed in their product development efforts. It is possible that AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its NDA in Japan. Also in September 2010, another one of our licensees, sanofi-aventis announced that NV1FGF, an angiogenic growth factor therapeutic for which sanofi-aventis had licensed our DNA delivery technology, did not meet the primary endpoint in a global Phase 3 trial. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $30.4 million, $28.6 million and $36.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of June 30, 2011, we had incurred cumulative net losses totaling approximately $334.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

Our product candidates under development and those of our collaborators and licensees, including Astellas, are subject to extensive and rigorous regulations by numerous governmental authorities in the United States and other countries. The regulatory approval process takes many years and will require us to expend substantial resources. For example, the FDA has provided only limited guidelines concerning the size and scope of clinical trials required for gene-based therapeutic and vaccine products.

Therefore, U.S. or foreign regulations could prevent or delay regulatory approval of our products or limit our and our collaborators and licensees’ ability to develop and commercialize our products. Delays could:

•	Impose costly procedures on our activities and those of our collaborators and licensees;

•	Delay or prevent our receipt of developmental or commercial milestones from our collaborators and licensees;

•	Diminish any competitive advantages that we or our products attain; or

•	Otherwise negatively affect our results of operations and cash flows.

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

As of June 30, 2011, we were the assignee or co-assignee of 69 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2011, we were also prosecuting 65 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

(*)The legal proceedings to obtain and defend patents, and litigation of third-party claims of intellectual property infringement, could require us to spend money and could impair our operations.

Our and our collaborators’, including Astellas’, success will depend in part on our, or our collaborators’ ability to obtain patent protection for our products and processes, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

We also rely on confidentiality agreements with our corporate collaborators, employees, consultants and certain contractors to protect our proprietary technologies. However, these agreements may be breached and we may not have adequate remedies for such breaches. In addition, our trade secrets may otherwise become known or independently discovered by our competitors.

Protecting intellectual property rights can be very expensive. Litigation may be necessary to enforce patents issued to us or to determine the scope and validity of third-party proprietary rights. If we or, as applicable, our commercialization partners, including Astellas pursuant to its first right to enforce patents licensed to it under our license agreements, choose to go to court to stop someone else from using our inventions, that individual or company has the right to ask the court to rule that the underlying patents are invalid and/or should not be enforced against that third party. Moreover, if a competitor were to file a patent application claiming technology also invented by us or our collaborators or licensees, we would have to participate in an interference proceeding before the U.S. Patent and Trademark Office to determine the priority of the invention. We or our collaborators or licensees may be drawn into interferences with third parties or may have to provoke interferences ourselves to unblock third-party patent rights to allow us or our collaborators or licensees to commercialize products based on our technologies. Litigation could result in substantial costs and the diversion of management’s efforts regardless of the results of the litigation. An unfavorable result in litigation could subject us to significant liabilities to third parties, require disputed rights to be licensed or require us to cease using some technologies.

Our products and processes may infringe, or be found to infringe, patents not owned or controlled by us. Patents held by others may require us to alter our products or processes, obtain licenses, or stop activities. If relevant claims of third-party patents are upheld as valid and enforceable, we or our collaborators or licensees could be prevented from practicing the subject matter claimed in the patents, or may be required to obtain licenses or redesign our products or processes to avoid infringement. In addition, we or our collaborators or licensees could be required to pay money damages. A number of genetic sequences or proteins encoded by genetic sequences that we are investigating are, or may become, patented by others. As a result, we or our collaborators or licensees may have to obtain licenses to test, use or market these products. Our business will suffer if we or our collaborators or licensees are not able to obtain licenses at all or on terms commercially reasonable to us or them and we or they are not able to redesign our products or processes to avoid infringement.

We have incurred costs in several legal proceedings involving our intellectual property rights in Europe, Japan and Canada. We may continue to incur costs to defend and prosecute patents and patent applications in these and other regions.

Competition and technological change may make our product candidates and technologies less attractive or obsolete.

We compete with companies, including major pharmaceutical and biotechnology firms that are pursuing other forms of treatment or prevention for diseases that we target. We also may experience competition from companies that have acquired or may acquire technologies from universities and other research institutions. As these companies develop their technologies, they may develop proprietary positions which may prevent us from successfully commercializing products.

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

(*)We have limited experience in manufacturing our product candidates in commercial quantities. We may not be able to comply with applicable manufacturing regulations or produce sufficient product for contract or commercial purposes.

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. We may not be able to comply with the cGMP regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for commercial purposes. We have limited experience in manufacturing at this scale. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements or our obligations under our agreements with collaborators, including our obligations under our supply and services agreement with Astellas.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2011, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At June 30, 2011, the auction rate securities we held had Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at June 30, 2011. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of June 30, 2011, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. As of June 30, 2011, we had recorded cumulative unrealized gains of $0.6 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2007, to June 30, 2011, our stock price has ranged from $1.04 to $6.99. The following factors, among others, could have a significant impact on the market price of our common stock:

•	The results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our collaborators, licensees or competitors;

•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our collaborators, licensees or competitors;

•	The success of our collaborators and licensees, including Astellas, in the development or commercialization of our product candidates;

•	The announcement by us or our collaborators, licensees or competitors of technological innovations or new products;

•	Developments concerning our patent or other proprietary rights or those of our collaborators, licensees or competitors, including litigation and challenges to our proprietary rights;

•	Other developments with our collaborators or licensees, including our entry into new collaborative or licensing arrangements;

•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;

•	U.S. and foreign governmental regulatory actions;

•	Changes or announcements in reimbursement policies;

•	Period-to-period fluctuations in our operating results;

•	Market conditions for life science stocks in general;

•	Changes in the collective short interest in our stock;

•	Changes in estimates of our performance by securities analysts; and

•	Our cash balances, need for additional capital, and access to capital.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1 [a]	Second amendment dated June 16, 2011 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
[a]	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 3, 2011	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)