Form 10-Q
period 2011-09-30
VICAL INC
filed 2011-11-04
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Total shares of common stock outstanding at October 31, 2011: 71,882,378

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$41,068	$47,320
Marketable securities, available-for-sale	11,565	5,037
Restricted cash	2,999	2,911
Receivables and other	2,642	940

Total current assets	58,274	56,208
Long-term investments	5,915	5,434
Property and equipment, net	6,654	7,560
Intangible assets, net	3,012	3,247
Other assets	192	458

Total assets	$74,047	$72,907

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,484	$6,334
Long-term liabilities:
Deferred rent	2,036	2,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 71,862 and 71,640 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	719	716
Additional paid-in capital	383,282	380,929
Accumulated deficit	(318,424)	(317,755)
Accumulated other comprehensive gain	950	472

Total stockholders’ equity	66,527	64,362

Total liabilities and stockholders’ equity	$74,047	$72,907

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Contract and grant revenue	$1,360	$1,573	$2,607	$3,538
License and royalty revenue	25,259	684	25,479	2,257

Total revenues	26,619	2,257	28,086	5,795
Operating expenses:
Research and development	5,505	4,658	14,004	14,723
Manufacturing and production	2,343	2,307	7,697	8,543
General and administrative	2,379	2,102	7,161	6,473

Total operating expenses	10,227	9,067	28,862	29,739

Income (loss) from operations	16,392	(6,810)	(776)	(23,944)
Other income (expense):
Investment and other income (expense), net	39	43	107	319

Net income (loss)	$16,431	(6,767)	$(669)	(23,625)

Basic net income (loss) per share	$0.23	$(0.12)	$(0.01)	$(0.42)

Diluted net income (loss) per share	$0.22	$(0.12)	$(0.01)	$(0.42)

Weighted average shares used in computing basic net income (loss) per share	72,075	56,745	71,987	56,155

Weighted average shares used in computing diluted net income (loss) per share	73,739	56,745	71,987	56,155

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(669)	$(23,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,746	2,106
Write-off of abandoned patents	—	8
Compensation expense related to stock options and awards	2,360	1,972
Changes in operating assets and liabilities:
Receivables and other	(1,703)	(326)
Other assets	267	—
Accounts payable, accrued expenses and other liabilities	(913)	(1,770)
Deferred revenue	—	(1,417)
Deferred rent	(112)	(48)

Net cash provided by (used in) operating activities	976	(23,100)

Cash flows from investing activities:
Maturities of marketable securities	15,930	26,799
Purchases of marketable securities	(22,549)	(18,083)
Purchases of property and equipment	(290)	(296)
Patent expenditures	(315)	(298)

Net cash (used in) provided by investing activities	(7,224)	8,122

Cash flows from financing activities:
Net proceeds from issuance of common stock	130	36,423
Payment of withholding taxes for net settlement of restricted stock units	(134)	(83)

Net cash (used in) provided by financing activities	(4)	36,340

Net (decrease) increase in cash and cash equivalents	(6,252)	21,362
Cash and cash equivalents at beginning of period	47,320	25,873

Cash and cash equivalents at end of period	$41,068	$47,235

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2011

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

The unaudited financial statements at September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2010, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of September 30, 2011, and December 31, 2010, restricted cash of $3.0 million and $2.9 million, respectively, was pledged as collateral for this letter of credit.

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

Effective January 1, 2011, for multiple deliverable agreements, including contract manufacturing, contract services and license agreements, the Company follows the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the Partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. In addition, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using vendor specific objective evidence (“VSOE”), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, the Company uses its best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, the Company’s price to the partner is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory and commercial events. Effective January 1, 2011, the Company adopted on a prospective basis the Milestone Method. Under the Milestone Method, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3)The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

Reimbursements of research and development services are recognized as revenue during the period in which the services are performed as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. Revenue from the manufacture of drug product is recognized when the drug product has met all specifications required for partner acceptance and title and risk of loss have transferred to the partner. The Company does not directly control when any partner will request research and development services or supply of the drug product; therefore, the Company cannot predict when it will recognize revenues in connection with research and development services and supply drug product. Royalties to be received based on sales of licensed products by the Company’s partners incorporating the Company’s licensed technology will be recognized as earned.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net income per share also includes any assumed exercise of stock options under the treasury stock method, and the assumed issuance of common stock under restricted stock units, or RSUs. Common stock equivalents of 1.7 million for the three months ended September 30, 2011 were included in the calculation of diluted net income per share. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and the assumed issuance of common stock under RSUs as the effect would be antidilutive. Common stock equivalents of 0.7 million for the three months ended September 30, 2010, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.3 million and 0.8 million for the nine months ended September 30, 2011 and 2010, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance regarding comprehensive income. This newly issued accounting standard allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance is effective for fiscal years and interim periods beginning after December 15, 2011. While the new guidance will require us to change the manner in which we present other comprehensive income and its components on a retrospective basis, we do not believe our adoption of the guidance in the first quarter of 2012 will have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. In ASU No. 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in ASU No. 2011-05 are effective for fiscal years, and interim period within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU No. 2011-05 to have a material impact on its consolidated financial position or results of operations.

In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company does not expect that the adoption of this standard will have a material impact on its financial position or results of operations.

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

In September 2009, the FASB issued authoritative guidance regarding multiple-deliverable revenue arrangements. This guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The Company adopted these provisions as of January 1, 2011. The adoption did not have a material impact on the Company’s financial position or results of operations.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Research and development	$229	$190	$727	$544
Manufacturing and production	43	75	125	222
General and administrative	475	421	1,508	1,206

Total stock-based compensation expense	$747	$686	$2,360	$1,972

During the nine months ended September 30, 2011 and 2010, the Company granted stock-based awards with a total estimated value of $3.8 million and $4.4 million, respectively. At September 30, 2011, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $3.4 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2011 and 2010, were equal to 3.6% and 3.0%, respectively, of outstanding shares of common stock at the end of the applicable period.

3.	COMPREHENSIVE GAIN (LOSS)

Comprehensive gain (loss) consists of net income (loss) and certain changes in equity that are excluded from net income (loss). Accumulated other comprehensive gain (loss) represents net unrealized gain (loss) on marketable securities. For the three months ended September 30, 2011 and 2010, other comprehensive gain was $0.3 million and $0.1 million, respectively, and total accumulated comprehensive gain (loss) was $16.8 million and $(6.7) million, respectively. For the nine months ended September 30, 2011 and 2010, other comprehensive gain was $0.5 million and $33,000, respectively, and total accumulated comprehensive loss for each period was $0.2 million and $23.6 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Clinical trial accruals	$1,804	$2,338
Employee compensation	2,818	2,730
Accounts payable	138	752
Other accrued liabilities	724	514

Total accounts payable and accrued expenses	$5,484	$6,334

5.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

September 30, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,012	$2	$—	$1,014
Government-sponsored enterprise securities	6,202	—	3	6,199
Corporate bonds	3,515	—	1	3,514
Certificates of deposit	838	—	—	838

	$11,567	$2	$4	$11,565

December 31, 2010	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,002	$—	$—	$1,002
Government-sponsored enterprise securities	2,999	1	—	3,000
Certificates of deposit	1,035	—	—	1,035

	$5,036	$1	$—	$5,037

At September 30, 2011, $4.0 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2011. As of September 30, 2011, none of the securities had been in a continuous unrealized loss position longer than one year.

6.	LONG-TERM INVESTMENTS

As of September 30, 2011, the Company held $6.5 million (at par value) of auction rate securities which were classified as long-term investments. With the liquidity issues experienced in global credit and capital markets, these auction rate securities have experienced multiple failed auctions as the amount of securities submitted for sale has exceeded the amount of purchase orders, and as a result, these affected securities are currently not liquid. All of the Company’s auction rate securities are secured by either student loans or municipal bonds. The student loans are backed by the full faith and credit of the federal government (up to approximately 98% of the value of the student loan). At September 30, 2011, the auction rate securities the Company held maintained Standard and Poor’s credit ratings of BBB or AAA. All of these securities continue to pay interest according to their stated terms. While it is not the Company’s intent to hold these securities until their stated ultimate maturity dates, these investments are scheduled to ultimately mature between 2038 and 2043.

The valuation of the Company’s auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. These securities were also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the individual securities, the Company has recognized cumulative losses of $1.5 million as of September 30, 2011, none of which was realized during the three or nine months ended September 30, 2011. The losses when incurred are included in investment and other income. The market value of these securities has partially recovered. Included in other comprehensive income are unrealized gains of $0.5 million and $49,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the Company had recorded cumulative unrealized gains of $1.0 million. The resulting carrying value of the auction rate securities at September 30, 2011, was $5.9 million which is included in long-term investments. Any future decline in market value may result in additional losses being recognized.

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

Cash, cash equivalents, marketable securities, restricted cash and long-term investments measured at fair value as of September 30, 2011, are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Demand deposits	$27,511	$—	$—	$27,511
Certificates of deposit	838	—	—	838
Money market funds	16,556	—	—	16,556
U.S. treasuries	1,014	—	—	1,014
Corporate bonds	—	3,514	—	3,514
Government-sponsored enterprise securities	—	6,199	—	6,199
Auction rate securities	—	—	5,915	5,915

	$45,919	$9,713	$5,915	$61,547

The Company’s investments in U.S. treasuries, certificates of deposits and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2011. The Company’s investments in government-sponsored entities and corporate bonds are valued by a third party using proprietary valuation models and analytical tools. The inputs to these models include market pricing for similar instruments that are both objective and publicly available. The Company’s investments in auction rate securities are valued internally as more fully described in Note 6.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ended September 30, 2011
Balance at December 31, 2010	$5,434
Total net unrealized losses included in earnings	—
Total net unrealized gains included in other comprehensive income	481
Net transfers in and/out of Level 3	—

Balance at September 30, 2011	$5,915

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

8.	COMMITMENTS AND CONTINGENCIES

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

10.	ASTELLAS AGREEMENTS

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of glycoprotein B and/or phosphoprotein 65, including TransVax™ but excluding CyMVectin™. Under the agreements, Astellas is responsible for the worldwide development and commercialization of products in the licensed field, at its expense, and has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one Product for use in certain immunocompromised patients in the licensed field in the United States and certain other major markets.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million. The Company is entitled to receive an additional $10.0 million upon finalization of the trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients. The Company is also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products and has an option to co-promote TransVax™ in the United States. Under the terms of a supply and services agreement entered into by the Company and Astellas on the same date, the Company agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply Products, to Astellas at Astellas’ expense, for use in development and initial commercialization activities in the licensed field.

The Company identified the deliverables at the inception of the agreements. The Company has determined that the license and the related know-how, development and regulatory services and drug product supply individually represent separate units of accounting, because each deliverable has standalone value. The estimated selling prices for these units of accounting was determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotechnology industry and entity-specific factors, such as the terms of the Company’s previous collaborative agreements, the Company’s pricing practices and pricing objectives and the nature of the research and development services to be performed for the partners.

The arrangement consideration was allocated to the deliverables based on the relative selling price method. Based on the results of the Company’s analysis, the Company determined that the upfront payment was earned upon the granting of the exclusive right to the Company’s technology and the transfer of the related know-how. However, the amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses at September 30, 2011 was only to the extent of cash received. As a result, during the three months ended September 30, 2011, the Company recognized $25.1 million related to the license fee and know-how. The Company will recognize reimbursements for research and development services as revenues under the agreements as the related services are delivered. During the three months ended September 30, 2011, the Company recognized $1.2 million of revenue related to contract services delivered. The Company will recognize revenue from sales of drug product when the drug product has met all required specifications and the related title and risk of loss and damages have passed to Astellas.

The Company is eligible to receive additional cash payments upon the achievement of specified regulatory and commercial milestones. The Company has determined that each of the regulatory and commercial milestones meets the definition of a milestone and that each milestone is substantive in accordance with the milestone method of revenue recognition. Accordingly, the Company expects to recognize such regulatory and commercial milestone payments as revenues under the agreements upon achievement of each milestone.

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

•	A completed Phase 1 clinical trial using our H1N1 pandemic influenza DNA vaccine formulated with our proprietary Vaxfectin® adjuvant;

•

A completed preclinical program, with an allowed investigational new drug application, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy; and

•	A preclinical program with therapeutic and prophylactic vaccines for herpes simplex virus type 2 formulated with our proprietary Vaxfectin® adjuvant.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas, Merck & Co., Inc., or Merck, Sanofi, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of Sanofi, among other biopharmaceutical companies.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

Prophylactic vaccine for H1N1 pandemic influenza virus	Prevent infection, disease, and/or viral shedding	Phase 1 complete	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic vaccine for herpes simplex type 2 virus	Protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical

Corporate Collaborations

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against CMV infection after stem cell transplants	Phase 3 preparation	Astellas

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against CMV infection after solid organ transplants	Phase 2 preparation	Astellas

Collategene™ angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Approved in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Approved in the United States	Merial

Government Collaboration

Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2b	NIH

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

Recent Events

The following events have recently occurred with respect to our business and our development programs:

Continued Progress in our Melanoma Program

•

We recently announced encouraging animal data demonstrating a synergistic (more than additive) reduction of tumor growth and a positive trend in survival using a combination of our Allovectin® immunotherapy with an anti-CTLA-4 antibody. The synergy became evident about 12 days after treatment initiation, suggesting a likely two-step process in which Allovectin® first directs T cells to target the melanoma tumor and anti-CTLA-4 antibody then maximally activates these T cells. The study was conducted in a well-accepted melanoma mouse model using a standard mouse equivalent of human anti-CTLA-4 antibodies such as ipilimumab.

Continued Progress in our HSV-2 Program

•

We recently announced that our Vaxfectin®-formulated plasmid DNA vaccines against herpes simplex virus type-2, or HSV-2, provided complete protection in guinea pigs against both primary and recurrent HSV-2 disease. The vaccines also significantly reduced genital lesion recurrence and viral shedding as well as latent infection in the central nervous system. These data expanded on previous results from repeated studies in mice showing that the vaccines provided complete protection against lethal challenge, provided sterilizing immunity and inhibited viral counts at both the primary and latent infection sites.

Patent Update

•

We were recently issued Canadian Patent No. 2,365,416 and Japanese Patent No. 4,800,485 covering our novel cationic lipid/co-lipid adjuvant, Vaxfectin®. Specific claims include composition of the Vaxfectin® adjuvant, composition of Vaxfectin®-formulated vaccines, and methods for their use. The new patents add to our existing U.S. and European patent coverage for Vaxfectin® and to our family of core technology patents broadly covering gene-based vaccines and therapeutics.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $196.3 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Source	2011	2010	2011	2010
Astellas supply and services contract	$1.2	$—	$1.2	$—
RapidResponse™ DNA manufacturing grant	—	0.5	0.9	1.3
IPPOX HIV contract	—	0.5	—	0.5
Navy H1N1 contract	—	0.3	—	1.2
HSV-2 grant	—	0.3	0.2	0.5
Other contract and grants	0.2	—	0.3	—

Total contract and grant revenues	1.4	1.6	2.6	3.5

Astellas license	$25.1	$—	$25.1	$—
AnGes licenses	—	0.6	—	1.9
Other royalties and licenses	0.1	0.1	0.4	0.4

Total royalty and license revenues	25.2	0.7	25.5	2.3

Total revenues	$26.6	$2.3	$28.1	$5.8

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2011	2010	2011	2010
Allovectin®	$4.7	$3.8	$13.9	$12.3
CMV	2.4	1.2	5.1	5.1
Pandemic influenza	—	0.3	0.1	1.8
Other research, development, manufacturing and production	0.7	1.7	2.6	4.1

Total research, development, manufacturing and production	$7.8	$7.0	$21.7	$23.3

Since our inception through September 30, 2011, we estimate that we have spent approximately $436 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and pandemic influenza, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing vaccine candidates for our CMV products, TransVax™ and CyMVectin™, and pandemic influenza and these programs, excluding TransVax™ which we recently licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through September 30, 2011, we have spent approximately $147 million on our Allovectin® program, $62 million on our CMV programs, and $25 million on our pandemic influenza programs.

We have other product candidates in the research stage. It can take many years to develop product candidates from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including the registration of clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

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

License and Royalty Revenue. Our license and royalty revenues are generated through agreements with strategic partners. Prior to the revised multiple element and milestone method of revenue recognition guidance adopted by us on January 1, 2011 nonrefundable, up-front license fees and milestone payments with standalone value that are not dependent on any future performance by us under the agreements were recognized as revenue upon the earlier of when payments are received or collection is assured, but were deferred if we have continuing performance obligations. If we had continuing involvement through contractual obligations under such agreements, such up-front fees were deferred and recognized over the period for which we continued to have a performance obligation.

Effective January 1, 2011, for multiple deliverable agreements, including contract manufacturing, contract services and license agreements, we follow the provisions of ASU No. 2009-13. In order to account for the multiple-element arrangements, we identify the deliverables included within the agreement and evaluate which deliverables represent separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. A delivered item is considered a separate unit of accounting when the delivered item has value to the partner on a standalone basis based on the consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research capabilities of the partner and the availability of research expertise in this field in the general marketplace. In addition, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. Arrangement consideration is allocated at the inception of the agreement to all identified units of accounting based on their relative selling price. The relative selling price for each deliverable is determined using VSOE of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable. The consideration received is allocated among the separate units of accounting, and the applicable revenue recognition criteria are applied to each of the separate units. Changes in the allocation of the sales price between delivered and undelivered elements can impact revenue recognition but do not change the total revenue recognized under any agreement. Upfront license fee payments are recognized upon delivery of the license if facts and circumstances dictate that the license has standalone value from the undelivered items, which generally include research and development services and the manufacture of drug products, the relative selling price allocation of the license is equal to or exceeds the upfront license fee, persuasive evidence of an arrangement exists, our price to the partner is fixed or determinable, and collectability is reasonably assured. Upfront license fee payments are deferred if facts and circumstances dictate that the license does not have standalone value. The determination of the length of the period over which to defer revenue is subject to judgment and estimation and can have an impact on the amount of revenue recognized in a given period.

The terms of our partnership agreements provide for milestone payments upon achievement of certain regulatory and commercial events. Effective January 1, 2011, we adopted on a prospective basis the Milestone Method. Under the Milestone Method, we recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

Reimbursements of research and development services are recognized as revenue during the period in which the services are performed as long as there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. Revenue from the manufacture of drug product is recognized when the drug product has met all specifications required for partner acceptance and title and risk of loss have transferred to the partner. We do not directly control when any partner will request research and development services or supply of drug product; therefore, we cannot predict when we will recognize revenues in connection with research and development services and the supply of drug product. Royalties to be received based on sales of licensed products by our partners incorporating our licensed technology will be recognized as earned.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of September 30, 2011, our largest group of intangible assets with finite lives includes patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended September 30, 2011, Compared with Three Months Ended September 30, 2010

Total Revenues. Total revenues increased $24.4 million, or 1,079.4%, to $26.6 million for the three months ended September 30, 2011, from $2.3 million for the three months ended September 30, 2010. This increase was primarily the result of the recognition of $25.1 million of license revenue related to the license of our TransVax™ program to Astellas in 2011 which was partially offset by a decrease in license revenue of $0.6 million related to our Allovectin® license agreement with AnGes.

Research and Development Expenses. Research and development expenses increased $0.8 million, or 18.2%, to $5.5 million for the three months ended September 30, 2011, from $4.7 million for the three months ended September 30, 2010. This increase was primarily due to a sub-license payment we made to the City of Hope related to the license of our TransVax™ program to Astellas which was partially offset by lower costs related to our clinical trials for TransVax™ and Allovectin® during the three months ended September 30, 2011.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $36,000, or 1.6%, to $2.3 million for the three months ended September 30, 2011, from $2.3 million for the three months ended September 30, 2010. This increase was primarily related to the timing of equipment maintenance.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 13.2%, to $2.4 million for the three months ended September 30, 2011, from $2.1 million for the three months ended September 30, 2010. This increase was primarily the result of higher overall wages.

Nine Months Ended September 30, 2011, Compared with Nine Months Ended September 30, 2010

Total Revenues. Total revenues increased $22.3 million, or 384.7%, to $28.1 million for the nine months ended September 30, 2011, from $5.8 million for the nine months ended September 30, 2010. This increase was primarily the result of the recognition of $25.1 million of license revenue related to the license of our TransVax™ program to Astellas in July 2011 which was partially offset by a decrease in license revenue of $1.9 million related to our Allovectin® license agreement with AnGes.

Research and Development Expenses. Research and development expenses decreased $0.7 million, or 4.9%, to $14.0 million for the nine months ended September 30, 2011, from $14.7 million for the nine months ended September 30, 2010. This decrease was primarily due to lower costs related to our clinical trials for TransVax™ and Allovectin® during the nine months ended September 30, 2011 which was partially offset by a sub-license payment we made to the City of Hope related to the license of our TransVax™ program in 2011.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.8 million, or 9.9%, to $7.7 million for the nine months ended September 30, 2011, from $8.5 million for the nine months ended September 30, 2010. This decrease was primarily the result of the recognition of capitalized costs during the nine months ended September 30, 2010 related to the shipment of a vaccine we manufactured for the U.S. Navy.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 10.6%, to $7.2 million for the nine months ended September 30, 2011, from $6.5 million for the nine months ended September 30, 2010. This increase was primarily the result of higher overall wages and higher consulting costs during the nine months ended September 30, 2011.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through September 30, 2011, we have received approximately $196.3 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $370.9 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $61.5 million at September 30, 2011, compared with $60.7 million at December 31, 2010. The increase in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2011, was primarily the result of the receipt of $25.0 million related to the license of our TransVax™ program to Astellas in 2011, offset by the use of cash to fund our operations.

Net cash provided by (used in) operating activities was $1.0 million and $(23.1) million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash provided by operating activities for the nine months ended September 30, 2011, compared with the prior year period, was primarily the result of the receipt of $25.0 million related to the license of our TransVax™ program to Astellas in 2011.

Net cash used in investing activities was $7.2 million and $8.1 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2011, compared with the prior year period, was primarily the result of an increase in net purchases of investments.

Net cash (used in) provided by financing activities was $(4,000) and $36.3 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in net cash provided by financing activities for the nine months ended September 30, 2011, compared with the prior year period, was the result of net proceeds received from the sale of common stock and the exercise of warrants during the nine months ended September 30, 2010.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators, such as Astellas. We have received $25.0 million and expect to receive an additional $10.0 million in near-term payments from Astellas as a result of the license agreements entered into in July 2011. We may also seek additional funding through public or private financings. We have on file two effective shelf registration statements that collectively allow us to raise up to an additional $105.6 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an equity line of credit with Azimuth pursuant to which we may sell up to $25.0 million of our common stock, subject to certain conditions, until January 2012. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2013.

Contractual Obligations

Under our Merck, Sanofi, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation and/or the University of Michigan. Under our license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at September 30, 2011, is approximately $23.1 million, of which approximately $15.2 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, we have undertaken certain commitments under license agreements with collaborators, and under indemnification agreements with our officers and directors. Under the license agreements with our collaborators, we have agreed to continue to maintain and defend the patent rights licensed to the collaborators and, in the case of our agreements with Astellas, have agreed to undertake certain development and manufacturing activites. Under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.1 million if each such executive officer and other executive were terminated at September 30, 2011.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our investments at September 30, 2011.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2011, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At September 30, 2011, the auction rate securities we held maintained Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The recent conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at September 30, 2011. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2011, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the losses. As of September 30, 2011, we had recorded cumulative unrealized gains of $1.0 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2011. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. These securities were also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of September 30, 2011.

Changes in Internal Control over Financial Reporting

In connection with entering two new collaborative agreements during the three months ended September 30, 2011, we have developed additional internal controls over our revenue recognition process. Except for the additional internal controls over revenue recognition, there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

For example, our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010, and a completed Phase 1 clinical study of our H1N1 pandemic influenza vaccine. We have completed preclinical work on CyMVectin™. We may not meet the primary endpoint of the Allovectin® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct additional H1N1 pandemic influenza vaccine trials or conduct a Phase 1 CyMVectin™ trial, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

(*) We are dependent on our license agreements with Astellas to further develop and commercialize TransVax™. The failure to maintain these agreements, or the failure of Astellas to perform its obligations under these agreements, could negatively impact our business.

Pursuant to the terms of our license agreements with Astellas, we granted to Astellas exclusive worldwide rights to develop and commercialize certain products, including TransVax™ but excluding CyMVectin™, for the control and prevention of CMV infection in immunocompromised patients, including transplant recipients and transplant donors, and pursuant to the terms of our supply and services agreement with Astellas, we are obligated to perform certain development activities and supply Astellas with its product requirements for development and initial commercialization activities. Consequently, our ability to generate any revenues from TransVax™ depends on Astellas’ ability to develop, obtain regulatory approvals for and successfully commercialize TransVax™. We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts.

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

•

The royalties we are eligible to receive from Astellas may be reduced based upon Astellas’ and our ability to maintain or defend our intellectual property rights and the presence of generic competitors;

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

Some collaborators or licensees may not succeed in their product development efforts. It is possible that AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its NDA in Japan. Also in September 2010, another one of our licensees, Sanofi announced that NV1FGF, an angiogenic growth factor therapeutic for which Sanofi had licensed our DNA delivery technology, did not meet the primary endpoint in a global Phase 3 trial. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $30.4 million, $28.6 million and $36.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of September 30, 2011, we had incurred cumulative net losses totaling approximately $318.4 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of September 30, 2011, we were the assignee or co-assignee of 71 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2011, we were also prosecuting 63 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

We may not receive any patents from our current patent applications. Issued patents provide exclusivity for only a limited time period, after which they no longer serve to protect proprietary technologies or to provide any commercial advantage. Moreover, if patents are issued to us, governmental authorities may not allow claims sufficient to protect our technologies and products. Others may also challenge or seek to circumvent or invalidate our patents. In that event, the rights granted under our patents may be inadequate to protect our proprietary technologies or to provide any commercial advantage.

In addition, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to United States patent law. These include changes in the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications and our ability to enforce or defend our issued patents. An inability to obtain, enforce and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

Our and our collaborators’, including Astellas’, success will depend in part on our, or our collaborators’, ability to obtain patent protection for our products and processes, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

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

(*) We have limited experience in manufacturing our product candidates in commercial quantities. We may not be able to comply with applicable manufacturing regulations or produce sufficient product for contract or commercial purposes.

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

Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2011, our long-term investments included (at par value) $6.5 million of auction rate securities secured by municipal bonds and student loans. At September 30, 2011, the auction rate securities we held had Standard and Poor’s credit ratings of BBB or AAA. Our auction rate securities are debt instruments with a long-term maturity and with an interest rate that is reset in short intervals through auctions. Ongoing conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for all of our auction rate securities held at September 30, 2011. As a result, these affected securities are currently not liquid, and we could be required to hold them until they are redeemed by the issuer or to maturity. As of September 30, 2011, we had recognized $1.5 million of losses related to those auction rate securities by adjusting their carrying value. The market value of these securities has partially recovered from the lows that created the loss. As of September 30, 2011, we had recorded cumulative unrealized gains of $1.0 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2008, to September 30, 2011, our stock price has ranged from $1.04 to $5.51. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1 [a]	U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.2 [a]	Ex-U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.3 [a]	Supply and Services Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.4 [a]	Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
[a]

Confidential treatment of certain portions of this agreement has been requested and such portions have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 4, 2011	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)