Form 10-Q
period 2012-03-31
VICAL INC
filed 2012-05-02
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Total shares of common stock outstanding at April 24, 2012: 85,922,276

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$70,475	$38,696
Marketable securities, available-for-sale	20,787	8,733
Restricted cash	2,999	2,998
Receivables and other assets	13,541	3,130

Total current assets	107,802	53,557
Long-term investments	2,128	5,928
Property and equipment, net	5,968	6,226
Intangible assets, net	2,848	2,871
Other assets	191	191

Total assets	$118,937	$68,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,266	$6,362
Deferred revenue	—	99

Total current liabilities	7,266	6,461
Long-term liabilities:
Deferred rent	1,892	1,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 85,894 and 71,913 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	859	719
Additional paid-in capital	433,528	384,087
Accumulated deficit	(324,794)	(325,038)
Accumulated other comprehensive income	186	580

Total stockholders’ equity	109,779	60,348

Total liabilities and stockholders’ equity	$118,937	$68,773

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Contract and grant revenue	$1,221	$530
License and royalty revenue	10,239	119

Total revenues	11,460	649
Operating expenses:
Research and development	6,428	4,290
Manufacturing and production	2,472	2,748
General and administrative	2,700	2,328

Total operating expenses	11,600	9,366

Loss from operations	(140)	(8,717)
Other income (expense):
Investment and other income, net	384	23

Net income (loss)	$244	$(8,694)

Basic net income (loss) per share	$0.00	$(0.12)

Diluted net income (loss) per share	$0.00	$(0.12)

Weighted average shares used in computing basic net income (loss) per share	84,519	71,893

Weighted average shares used in computing diluted net income (loss) per share	86,124	71,893

Comprehensive loss	$(150)	$(8,736)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$244	$(8,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	493	579
Write-off of abandoned patents	20	—
Gain on sale of property and equipment	(6)	—
Compensation expense related to stock options and awards	920	798
Changes in operating assets and liabilities:
Receivables and other assets	(10,412)	(437)
Accounts payable and accrued expenses	889	(996)
Deferred revenue	(99)	76
Deferred rent	(57)	(35)

Net cash used in operating activities	(8,008)	(8,709)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,750	—
Maturities of marketable securities	5,261	4,767
Purchases of marketable securities	(17,659)	(16,773)
Purchases of property and equipment	(135)	(78)
Proceeds from the sale of property and equipment	6	—
Patent expenditures	(97)	(102)

Net cash used in investing activities	(8,874)	(12,186)

Cash flows from financing activities:
Net proceeds from issuance of common stock	48,770	1
Payment of withholding taxes for net settlement of restricted stock units	(109)	(64)

Net cash provided by (used in) financing activities	48,661	(63)

Net increase (decrease) in cash and cash equivalents	31,779	(20,958)
Cash and cash equivalents at beginning of period	38,696	47,320

Cash and cash equivalents at end of period	$70,475	$26,362

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2012

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

The unaudited financial statements at March 31, 2012, and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of March 31, 2012, and December 31, 2011, restricted cash of $3.0 million was pledged as collateral for this letter of credit.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net income per share also includes any assumed exercise of stock options under the treasury stock method, and the assumed issuance of common stock under restricted stock units, or RSUs. Common stock equivalents totaling 1.6 million shares for the three months ended March 31, 2012 were included in the calculation of diluted net income per share. Common stock equivalents totaling 0.7 million shares for the three months ended March 31, 2011, were excluded from the calculation of diluted net income per share because of their antidilutive effect.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued authoritative guidance regarding comprehensive income. This newly issued accounting standard allows an entity to have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. The guidance was effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted these provisions as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance was effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The Company adopted these provisions as of January 1, 2012. The adoption did not have a material impact on the Company’s financial position or results of operations.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Research and development	$287	$258
Manufacturing and production	49	31
General and administrative	584	509

Total stock-based compensation expense	$920	$798

During the three months ended March 31, 2012 and 2011, the Company granted stock-based awards with a total estimated value of $3.6 million and $2.9 million, respectively. At March 31, 2012, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $5.1 million, which is expected to be recognized over a weighted-average period of 1.7 years. Stock-based awards granted during the three months ended March 31, 2012 and 2011, were equal to 1.9% and 3.1%, respectively, of outstanding shares of common stock at the end of the applicable period.

3.	COMPREHENSIVE LOSS

Comprehensive loss consists of net income (loss) and certain changes in equity that are excluded from net income (loss). For the three months ended March 31, 2012 and 2011, comprehensive loss was $0.2 million and $8.7 million, respectively.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Clinical trial accruals	$1,624	$1,681
Employee compensation	2,189	3,653
Accounts payable	2,768	351
Other accrued liabilities	685	677

Total accounts payable and accrued expenses	$7,266	$6,362

5.	SHORT-TERM MARKETABLE SECURITIES

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

March 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$6,017	$—	$—	$6,017
Government-sponsored enterprise securities	6,352	—	2	6,350
Corporate bonds	8,241	—	7	8,234
Certificates of deposit	186	—	—	186

	$20,796	$—	$9	$20,787

December 31, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,008	$2	$—	$1,010
Government-sponsored enterprise securities	7,200	—	2	7,198
Certificates of deposit	525	—	—	525

	$8,733	$2	$2	$8,733

At March 31, 2012, $7.5 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2012. As of March 31, 2012, none of the securities had been in a continuous unrealized loss position longer than one year.

6.	LONG-TERM INVESTMENTS

During the three months ended March 31, 2012, the Company sold two auction rate securities classified as long-term investments with a par value of $4.0 million. Included in interest and other income for the three months ended March 31, 2012 is a gain of $0.3 million related to the sale.

As of March 31, 2012, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of March 31, 2012. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.6 million as of March 31, 2012, none of which were realized during the three months ended March 31, 2012. The losses when incurred are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized losses of $6,000 and $8,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the Company had recorded cumulative unrealized gains of $0.3 million. The resulting carrying value of the auction rate security at March 31, 2012, was $2.1 million. Any future decline in market value may result in additional losses being recognized.

7.	FAIR VALUE MEASUREMENTS

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	186	—	—	186
Money market funds	49,958	—	—	49,958
U.S. treasuries	6,017	—	—	6,017
Corporate bonds	—	8,234	—	8,234
Government-sponsored enterprise securities	—	6,350	—	6,350
Auction rate securities	—	—	2,128	2,128

	$56,161	$14,584	$2,128	$72,873

	Fair Value Measurements
December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$525	$—	$—	$525
Money market funds	12,778	—	—	12,778
U.S. treasuries	1,010	—	—	1,010
Government-sponsored enterprise securities	—	7,198	—	7,198
Auction rate securities	—	—	5,928	5,928

	$14,313	$7,198	$5,928	$27,439

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2012. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at March 31, 2012. The Company did not reclassify any investments between level categories during the three months ended March 31, 2012. The valuation of the Company’s investments in auction rate securities are more fully described in Note 6.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ended March 31, 2012
Balance at December 31, 2011	$5,928
Total net realized gains included in earnings	(590)
Total net unrealized losses included in other comprehensive income	(50)
Sales of Level 3 securities	(3,160)

Balance at March 31, 2012	$2,128

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

8.	COMMITMENTS AND CONTINGENCIES

The Company prosecutes its intellectual property estate vigorously to obtain the broadest valid scope for its patents. Due to uncertainty of the ultimate outcome of patent enforcement actions, their impact on future operating results or the Company’s financial condition is not subject to reasonable estimates.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

9.	STOCKHOLDERS’ EQUITY

During the three months ended March 31, 2012, the Company sold 13,909,692 shares of its common stock in a public offering at a price to the public of $3.75 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $48.7 million. All of the shares of common stock were offered pursuant to two effective shelf registration statements.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company is also entitled to receive an additional $10.0 million upon finalization of the general trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients which occurred in March of 2012. The Company recognized $10.1 million in license revenue under the Astellas agreements during the three months ended March 31, 2012, which included the aforementioned $10.0 milestone. There have been no changes to the milestones included in the license agreements that were disclosed in the Company’s 2011 Annual Report on Form 10-K.

Under the terms of the agreements the Company is also performing research and development services which are being paid for by Astellas. During the three months ended March 31, 2012, the Company recognized $1.0 million of revenue related to these contract services.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

Recent Events

The following events have recently occurred with respect to our business and our development programs:

TransVax™ Program Update

•

We recently announced that Astellas Pharma Inc. has finalized the general design of a pivotal, multinational Phase 3 trial of TransVax™, a therapeutic cytomegalovirus vaccine for transplant recipients which we licensed to Astellas. This progress triggered a $10 million milestone payment to Vical. Based on guidance from the U.S. Food and Drug Administration and the European Medicines Agency, the companies have confirmed that CMV disease will not be the primary endpoint in the Phase 3 trial.

•

During preparations for the Phase 3 TransVax™ therapeutic vaccine trial, an error was noted in the TransVax™ Phase 2 article published in The Lancet Infectious Diseases, in that the time effect p-values from the repeated measures linear regression model had been reported for TransVax™ immunogenicity in place of the treatment effect. A reanalysis of the data with revised p-values did not result in any changes to the conclusions. A corrigendum statement has been submitted to The Lancet Infectious Diseases.

Other significant Events

•

We recently announced that the Naval Medical Research Center, or NMRC initiated a Phase 1 clinical trial of a tetravalent dengue DNA vaccine formulated with our Vaxfectin® adjuvant. The trial is based on exciting efficacy data from a nonhuman primate study published in the journal Vaccine. We manufactured the vaccine and the adjuvant for both the preclinical and clinical studies, and we are providing regulatory and clinical expertise to the NMRC for the dengue program.

•

We recently announced that researchers at Ehime University in Japan and their collaborators have developed a Vaxfectin®-formulated DNA vaccine candidate with the potential to prevent transmission of malaria. Results of the initial testing, published in the journal Vaccine, demonstrated that the malaria parasite life cycle was interrupted in mosquitoes fed with malaria-infected human red blood cells incubated with serum from vaccinated mice. We provided the DNA vaccine plasmid backbone and the adjuvant used in the research.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $209.7 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended
	March 31,
Source	2012	2011
Astellas supply and services contract	$1.0	$—
RapidResponse™ DNA manufacturing grant	—	0.4
HSV-2 grant	—	0.1
Other contract and grants	0.2	—

Total contract and grant revenues	1.2	0.5

Astellas license	$10.1	$—
Other royalties and licenses	0.2	0.1

Total royalty and license revenues	10.3	0.1

Total revenues	$11.5	$0.6

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended
	March 31,
Program	2012	2011
Allovectin®	$4.0	$4.6
CMV	3.8	1.4
Other research, development, manufacturing and production	1.1	1.0

Total research, development, manufacturing and production	$8.9	$7.0

Since our inception through March 31, 2012, we estimate that we have spent approximately $451 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and HSV-2, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing TransVax™, CyMVectin™, and HSV-2 vaccine candidates and these programs, excluding TransVax™ which we recently licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through March 31, 2012, we have spent approximately $154 million on our Allovectin® program and $68 million on our CMV programs.

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

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Certain of our revenue is generated through manufacturing contracts and stand-alone license agreements.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of March 31, 2012, our largest group of intangible assets with finite lives included patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2012, Compared with Three Months Ended March 31, 2011

Total Revenues. Total revenues increased $10.8 million to $11.5 million for the three months ended March 31, 2012, from $0.6 million for the three months ended March 31, 2011. Our license and royalty revenue increased by $10.1 million which was primarily the result of the recognition of $10.1 million of revenue related to our TransVax™ license agreements with Astellas. Our contract and grant revenue increased by $0.7 million which was primarily the result of an increase of $1.0 million in contract service revenue recognized under our agreements with Astellas, which was partially offset by a decrease in our grant revenues.

Research and Development Expenses. Research and development expenses increased $2.1 million, or 49.8%, to $6.4 million for the three months ended March 31, 2012, from $4.3 million for the three months ended March 31, 2011. This increase was primarily due to a sub-license payment obligation to the City of Hope related to the TransVax™ license milestone payment we earned during the three months ended March 31, 2012.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.3 million, or 10.0%, to $2.5 million for the three months ended March 31, 2012, from $2.8 million for the three months ended March 31, 2011. This decrease was primarily the result of the capitalization of $0.6 million in manufacturing costs related to the production of TransVax™ under our service and supply agreements with Astellas which was partially offset by an increase in headcount.

General and Administrative Expenses. General and administrative expenses increased $0.4 million, or 16.0%, to $2.7 million for the three months ended March 31, 2012, from $2.3 million for the three months ended March 31, 2011. This increase was primarily the result of higher overall wages.

Investment and Other Income, Net. Investment and other income, net increased $361,000 to $384,000 for the three months ended March 31, 2012, from $23,000 for the three months ended March 31, 2011. This increase was primarily the result of a gain recognized on the sale of auction rate securities during the three months ended March 31, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements of preferred and common stock, public offerings of common stock, and revenues from our operations. From our inception through March 31, 2012, we have received approximately $209.7 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $419.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $96.4 million at March 31, 2012, compared with $56.4 million at December 31, 2011. The increase in our cash, cash equivalents and marketable securities for the three months ended March 31, 2012, was primarily the result of the receipt of $48.7 million in net proceeds related to the sale of 13.9 million of our common shares in a public offering.

Net cash used in operating activities was $8.0 million and $8.7 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2012, compared with the prior year period, was primarily the result of net income of $244,000 for the 2012 period compared to a net loss of $8.7 million in the 2011 period, and was largely offset by an increase in receivables, both of which were related to the recognition of $10.1 million of revenue related to our TransVax™ license agreements with Astellas.

Net cash used in investing activities was $8.9 million and $12.2 million for the three months ended March 31, 2012 and 2011, respectively. The decrease in net cash used in investing activities for the three months ended March 31, 2012, compared with the prior year period, was primarily the result of an increase in proceeds received from the sale of marketable securities.

Net cash provided by (used in) financing activities was $48.7 million and $(0.1) million for the three months ended March 31, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the three months ended March 31, 2012, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the three months ended March 31, 2012.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to an additional $53.4 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2013.

Contractual Obligations

Under our Merck, Sanofi, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation and/or the University of Michigan. Under our license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx Corporation in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at March 31, 2012, is approximately $20.8 million, of which approximately $12.9 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and three of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.3 million if each such executive officer and other executive were terminated at March 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately three months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at March 31, 2012.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of March 31, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2012, we had recognized $0.6 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2012, we had recorded cumulative unrealized gains of $0.3 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2012. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

In the event we need to access the funds that are not currently liquid, we will not be able to do so without the possible loss of principal, until a future auction for this investment is successful or it is redeemed by the issuer or it matures. If we are unable to sell this security in the market or it is not redeemed, then we may be required to hold it to maturity. We do not anticipate a need to access the funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate this investment on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of this investment will affect our ability to execute our current business plan.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $7.3 million, $30.4 million and $28.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of March 31, 2012, we had incurred cumulative net losses totaling approximately $324.8 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of March 31, 2012, we were the assignee or co-assignee of 76 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2012, we were also prosecuting 55 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2012, we had recognized $0.6 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2012, we had recorded cumulative unrealized gains of $0.3 million. Any future decline in market value may result in additional losses being recognized.

In the event we need to access the funds that are in an illiquid state, we will not be able to do so without the possible loss of principal, until a future auction for this investment is successful or it is redeemed by the issuer or it matures. If we are unable to sell this security in the market or it is not redeemed, then we may be required to hold it to maturity.

(*)Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2009, to March 31, 2012, our stock price has ranged from $1.20 to $5.51. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Vical Incorporated

Date: May 2, 2012	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)