Form 10-Q
period 2012-06-30
VICAL INC
filed 2012-08-08
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Total shares of common stock outstanding at July 31, 2012: 86,044,840

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$65,717	$38,696
Marketable securities, available-for-sale	26,099	8,733
Restricted cash	2,998	2,998
Receivables and other assets	3,777	3,130

Total current assets	98,591	53,557
Long-term investments	2,198	5,928
Property and equipment, net	5,873	6,226
Intangible assets, net	2,862	2,871
Other assets	192	191

Total assets	$109,716	$68,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,064	$6,362
Deferred revenue	—	99

Total current liabilities	5,064	6,461
Long-term liabilities:
Deferred rent	1,820	1,964
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,021 and 71,913 shares issued and outstanding at June 30, 2012, and December 31, 2011, respectively	860	719
Additional paid-in capital	434,409	384,087
Accumulated deficit	(332,662)	(325,038)
Accumulated other comprehensive income	225	580

Total stockholders’ equity	102,832	60,348

Total liabilities and stockholders’ equity	$109,716	$68,773

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Contract and grant revenue	$1,364	$717	$2,585	$1,247
License and royalty revenue	201	101	10,440	220

Total revenues	1,565	818	13,025	1,467
Operating expenses:
Research and development	3,791	4,209	10,219	8,499
Manufacturing and production	2,933	2,606	5,405	5,354
General and administrative	2,778	2,454	5,478	4,782

Total operating expenses	9,502	9,269	21,102	18,635

Loss from operations	(7,937)	(8,451)	(8,077)	(17,168)
Other income (expense):
Investment and other income, net	69	45	453	68

Net loss	$(7,868)	$(8,406)	$(7,624)	$(17,100)

Basic and diluted net loss per share	$(0.09)	$(0.12)	$(0.09)	$(0.24)

Weighted average shares used in computing basic and diluted net loss per share	86,282	71,961	85,412	71,930

Comprehensive loss	$(7,830)	$(8,229)	$(7,980)	$(16,965)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,624)	$(17,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	981	1,159
Write-off of abandoned patents	22	—
Gain on sale of property and equipment	(8)	—
Compensation expense related to stock options and awards	1,843	1,613
Changes in operating assets and liabilities:
Receivables and other assets	(647)	144
Accounts payable and accrued expenses	(1,328)	(759)
Deferred revenue	(99)	51
Deferred rent	(114)	(70)

Net cash used in operating activities	(6,974)	(14,962)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,750	—
Maturities of marketable securities	9,470	9,673
Purchases of marketable securities	(27,211)	(16,936)
Purchases of property and equipment	(433)	(202)
Proceeds from the sale of property and equipment	8	—
Patent expenditures	(209)	(211)

Net cash used in investing activities	(14,625)	(7,676)

Cash flows from financing activities:
Net proceeds from issuance of common stock	48,772	23
Payment of withholding taxes for net settlement of restricted stock units	(152)	(94)

Net cash provided by (used in) financing activities	48,620	(71)

Net increase (decrease) in cash and cash equivalents	27,021	(22,709)
Cash and cash equivalents at beginning of period	38,696	47,320

Cash and cash equivalents at end of period	$65,717	$24,611

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2012

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

The unaudited financial statements at June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, included in its Annual Report on Form 10-K filed with the SEC.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of June 30, 2012, and December 31, 2011, restricted cash of $3.0 million was pledged as collateral for this letter of credit.

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

Multiple-element arrangements after January 1, 2011

Effective January 1, 2011, the Company follows the provisions of ASU No. 2009-13 “Multiple-Deliverable Revenue Arrangements” for all multiple element agreements, including contract manufacturing, contract services and license agreements. Under the revised guidance, the delivered item(s) has value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 1.1 million and 1.5 million for the three months ended June 30, 2012 and 2011, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.4 million and 1.1 million for the six months ended June 30, 2012 and 2011, respectively, were excluded from the calculation because of their antidilutive effect.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Research and development	$272	$240	$558	$498
Manufacturing and production	56	51	106	82
General and administrative	595	524	1,179	1,033

Total stock-based compensation expense	$923	$815	$1,843	$1,613

During the six months ended June 30, 2012 and 2011, the Company granted stock-based awards with a total estimated value of $3.9 million and $3.7 million, respectively. At June 30, 2012, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.5 million, which is expected to be recognized over a weighted-average period of 1.6 years. Stock-based awards granted during the six months ended June 30, 2012 and 2011, were equal to 2.2% and 3.5%, respectively, of outstanding shares of common stock at the end of the applicable period.

3.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Clinical trial accruals	$1,217	$1,681
Employee compensation	2,660	3,653
Accounts payable	487	351
Other accrued liabilities	700	677

Total accounts payable and accrued expenses	$5,064	$6,362

4.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available for sale marketable securities (in thousands):

June 30, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$6,009	$—	$—	$6,009
Government-sponsored enterprise securities	7,365	—	3	7,362
Corporate bonds	12,687	—	10	12,677
Certificates of deposit	51	—	—	51

	$26,112	$—	$13	$26,099

December 31, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,008	$2	$—	$1,010
Government-sponsored enterprise securities	7,200	—	2	7,198
Certificates of deposit	525	—	—	525

	$8,733	$2	$2	$8,733

At June 30, 2012, $4.0 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2012. As of June 30, 2012, none of the securities had been in a continuous unrealized loss position longer than one year.

5.	LONG-TERM INVESTMENTS

In March 2012, the Company sold two auction rate securities classified as long-term investments with a par value of $4.0 million. Included in interest and other income for the six months ended June 30, 2012 is a gain of $0.3 million related to the sale.

As of June 30, 2012, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of June 30, 2012. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of June 30, 2012, none of which were realized during the three or six months ended June 30, 2012. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $59,000 and $0.1 million for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at June 30, 2012, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

6.	FAIR VALUE MEASUREMENTS

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	51	—	—	51
Money market funds	40,592	—	—	40,592
U.S. treasuries	6,009	—	—	6,009
Corporate bonds	—	12,677	—	12,677
Government-sponsored enterprise securities	—	7,362	—	7,362
Auction rate securities	—	—	2,198	2,198

	$46,652	$20,039	$2,198	$68,889

	Fair Value Measurements
December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$525	$—	$—	$525
Money market funds	12,778	—	—	12,778
U.S. treasuries	1,010	—	—	1,010
Government-sponsored enterprise securities	—	7,198	—	7,198
Auction rate securities	—	—	5,928	5,928

	$14,313	$7,198	$5,928	$27,439

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2012. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at June 30, 2012. The Company did not reclassify any investments between level categories during the six months ended June 30, 2012. The valuation of the Company’s investments in auction rate securities are more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ended June 30, 2012
Balance at December 31, 2011	$5,928
Total net realized gains included in earnings	(590)
Total net unrealized gains included in other comprehensive income	20
Sales of Level 3 securities	(3,160)

Balance at June 30, 2012	$2,198

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

In January 2012, the Company sold 13,909,692 shares of its common stock in a public offering at a price to the public of $3.75 per share. Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $48.7 million. All of the shares of common stock were offered pursuant to two effective shelf registration statements.

9.	ASTELLAS AGREEMENTS

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company's know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of glycoprotein B and/or phosphoprotein 65, including TransVax™ but excluding CyMVectin™.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received an additional $10.0 million milestone payment upon finalization of the general trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients which occurred in March of 2012. The Company recognized $10.2 million in license revenue under the Astellas agreements during the six months ended June 30, 2012, which included the aforementioned $10.0 million milestone.

In August 2012 the Company amended its license and supply agreements with Astellas to, among other things, extend the time period that the Company is obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, modify the allocation of $95.0 million of milestone payments among certain milestones through commercial launch and modify the structure of the royalties on net sales from a fixed double digit royalty to tiered double digit royalties.

Under the terms of the agreements the Company is also performing research and development services which are being paid for by Astellas. During the three and six months ended June 30, 2012, the Company recognized $1.3 million and $2.3 million, respectively, of revenue related to these contract services.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Allowed Investigational New Drug Application	Vical

Therapeutic and prophylactic vaccines for herpes simplex type 2 virus	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical

Corporate Collaborations

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against CMV infection after stem cell transplants	Phase 3 preparation	Astellas

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against CMV infection after solid organ transplants	Phase 2 preparation	Astellas

Collategene® angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

ONCEPT™ therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

Government Collaborations

Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2b	NIH

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

Recent Events

The following events have recently occurred with respect to our business and our development programs:

HSV Program Update

•

We recently announced that results from multiple animal studies with our Vaxfectin®-formulated plasmid DNA vaccines against herpes simplex virus type 2 demonstrated proof of concept supporting our decision in early 2012 to advance toward clinical testing, which is expected to begin in 2013.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $211.2 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2012	2011	2012	2011
Astellas supply and services contract	$1.3	$—	$2.3	$—
RapidResponse™ DNA manufacturing grant	—	0.5	—	0.9
HSV-2 grant	—	0.1	—	0.2
Other contract and grants	0.1	0.1	0.3	0.2

Total contract and grant revenues	1.4	0.7	2.6	1.3

Astellas license	$0.1	$—	$10.2	$—
Other royalties and licenses	0.1	0.1	0.2	0.2

Total royalty and license revenues	0.2	0.1	10.4	0.2

Total revenues	$1.6	$0.8	$13.0	$1.5

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2012	2011	2012	2011
Allovectin®	$3.7	$4.6	$7.7	$9.2
CMV	1.3	1.3	5.1	2.7
Other research, development, manufacturing and production	1.7	0.9	2.8	2.0

Total research, development, manufacturing and production	$6.7	$6.8	$15.6	$13.9

Since our inception through June 30, 2012, we estimate that we have spent approximately $458 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and HSV-2, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing TransVax™, CyMVectin™, and HSV-2 vaccine candidates and these programs, excluding TransVax™ which we recently licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through June 30, 2012, we have spent approximately $158 million on our Allovectin® program and $69 million on our CMV programs.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of June 30, 2012, our largest group of intangible assets with finite lives included patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended June 30, 2012, Compared with Three Months Ended June 30, 2011

Total Revenues. Total revenues increased $0.8 million to $1.6 million for the three months ended June 30, 2012, from $0.8 million for the three months ended June 30, 2011. Our contract and grant revenue increased by $0.6 million which was primarily the result of an increase of $1.3 million in contract service revenue recognized under our agreements with Astellas, and was partially offset by a $0.6 million decrease in our grant revenues.

Research and Development Expenses. Research and development expenses decreased $0.4 million, or 9.9%, to $3.8 million for the three months ended June 30, 2012, from $4.2 million for the three months ended June 30, 2011. This decrease was primarily the result of lower costs related to our Phase 3 clinical trial for Allovectin®.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.3 million, or 12.5%, to $2.9 million for the three months ended June 30, 2012, from $2.6 million for the three months ended June 30, 2011. This increase was primarily the result of higher employee related compensation.

General and Administrative Expenses. General and administrative expenses increased $0.3 million, or 13.2%, to $2.8 million for the three months ended June 30, 2012, from $2.5 million for the three months ended June 30, 2011. This increase was primarily the result of higher employee related compensation and recruiting costs.

Six Months Ended June 30, 2012, Compared with Six Months Ended June 30, 2011

Total Revenues. Total revenues increased $11.5 million to $13.0 million for the six months ended June 30, 2012, from $1.5 million for the six months ended June 30, 2011. Our license and royalty revenue increased by $10.2 million which was primarily the result of the recognition of $10.0 million of revenue related to the achievement of a trial design milestone under our TransVax™ license agreements with Astellas. Our contract and grant revenue also increased by $1.3 million which was primarily the result of an increase of $2.3 million in contract service revenue recognized under our agreements with Astellas, which was partially offset by a $1.1 million decrease in our grant revenues.

Research and Development Expenses. Research and development expenses increased $1.7 million, or 20.2%, to $10.2 million for the six months ended June 30, 2012, from $8.5 million for the six months ended June 30, 2011. This increase was primarily due to a sub-license payment made to the City of Hope related to the TransVax™ license milestone payment we received during the six months ended June 30, 2012.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.1 million, or 1.0%, to $5.4 million for the six months ended June 30, 2012, from $5.3 million for the six months ended June 30, 2011. This increase was primarily the result of higher wages due to an increase in headcount which was partially offset by the capitalization of manufacturing costs related to the production of TransVax™ under our service and supply agreements with Astellas.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 14.6%, to $5.5 million for the six months ended June 30, 2012, from $4.8 million for the six months ended June 30, 2011. This increase was primarily the result of higher employee related compensation and recruiting costs.

Investment and Other Income, Net. Investment and other income, net increased $0.4 million to $0.5 million for the six months ended June 30, 2012, from $0.1 million for the six months ended June 30, 2011. This increase was primarily the result of a gain recognized on the sale of auction rate securities during the six months ended June 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through June 30, 2012, we have received approximately $211.2 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $419.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $97.0 million at June 30, 2012, compared with $56.4 million at December 31, 2011. The increase in our cash, cash equivalents and marketable securities for the six months ended June 30, 2012, was primarily the result of the receipt of $48.7 million in net proceeds related to the sale of 13.9 million of our common shares in a public offering.

Net cash used in operating activities was $7.0 million and $15.0 million for the six months ended June 30, 2012 and 2011, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2012, compared with the prior year period, was primarily the result of $10.2 million of license revenue related to our TransVax™ license agreements with Astellas during the six months ended June 30, 2012.

Net cash used in investing activities was $14.6 million and $7.7 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2012, compared with the prior year period, was primarily the result of an increase in the purchases of marketable securities.

Net cash provided by (used in) financing activities was $48.6 million and $(0.1) million for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 2012, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the six months ended June 30, 2012.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file effective shelf registration statements that allow us to raise up to an aggregate of $203.4 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional funding is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2013.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at June 30, 2012, is approximately $20.7 million, of which approximately $12.8 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and two of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.2 million if each such executive officer and other executive were terminated at June 30, 2012.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at June 30, 2012.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of June 30, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2012, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2012, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2012. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of June 30, 2012.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

For example, our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010. We have an allowed Investigational New Drug Application for CyMVectin™ and have begun preclinical work on a HSV-2 vaccine. We may not meet the primary endpoint of the Allovectin® trial for which a Special Protocol Assessment agreement is in place with the FDA. We may not conduct Phase 1 CyMVectin™ or HSV-2 vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development.

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

Some collaborators or licensees may not succeed in their product development efforts. It is possible that AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its New Drug Application, or NDA, in Japan. Also in September 2010, another one of our licensees, Sanofi announced that NV1FGF, an angiogenic growth factor therapeutic for which Sanofi had licensed our DNA delivery technology, did not meet the primary endpoint in a global Phase 3 trial. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $7.3 million, $30.4 million and $28.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of June 30, 2012, we had incurred cumulative net losses totaling approximately $332.7 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We currently have on file shelf registration statements that allow us to raise up to an aggregate of $203.4 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of June 30, 2012, we were the assignee or co-assignee of 77 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2012, we were also prosecuting 56 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2012, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2012, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2009, to June 30, 2012, our stock price has ranged from $1.20 to $5.51. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file shelf registration statements that allow us to raise up to an aggregate of $203.4 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 6.	OTHER INFORMATION

In August 2012 the Company amended its license and supply agreements with Astellas to, among other things, extend the time period that the Company is obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, modify the allocation of $95.0 million of milestone payments among certain milestones through commercial launch and modify the structure of the royalties on net sales from a fixed double digit royalty to tiered double digit royalties.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1 [a]	Fourth amendment effective June 30, 2012 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.2(3) [a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.3 [b]	1st Amendment dated August 6, 2012, to U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.4 [b]	1st Amendment dated August 6, 2012, to Ex-U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.5 [b]	1st Amendment dated August 6, 2012, to Supply and Services Agreement Between Vical Incorporated and Astellas Pharma Inc.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Vical Incorporated

Date: August 8, 2012	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)