Form 10-Q
period 2012-09-30
VICAL INC
filed 2012-11-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Total shares of common stock outstanding at October 31, 2012: 86,134,911

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$53,150	$38,696
Marketable securities, available-for-sale	33,743	8,733
Restricted cash	3,059	2,998
Receivables and other assets	2,537	3,130

Total current assets	92,489	53,557

Long-term investments	2,250	5,928
Property and equipment, net	5,572	6,226
Intangible assets, net	2,822	2,871
Other assets	192	191

Total assets	$103,325	$68,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,591	$6,362
Deferred revenue	—	99

Total current liabilities	5,591	6,461

Long-term liabilities:
Deferred rent	1,743	1,964

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,111 and 71,913 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	861	719
Additional paid-in capital	435,253	384,087
Accumulated deficit	(340,388)	(325,038)
Accumulated other comprehensive income	265	580

Total stockholders’ equity	95,991	60,348

Total liabilities and stockholders’ equity	$103,325	$68,773

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Contract and grant revenue	$1,682	$1,360	$4,267	$2,607
License and royalty revenue	493	25,259	10,933	25,479

Total revenues	2,175	26,619	15,200	28,086

Operating expenses:
Research and development	3,682	5,505	13,901	14,004
Manufacturing and production	3,853	2,343	9,258	7,697
General and administrative	2,420	2,379	7,898	7,161

Total operating expenses	9,955	10,227	31,057	28,862

Income (loss) from operations	(7,780)	16,392	(15,857)	(776)

Other income (expense):
Investment and other income, net	54	39	507	107

Net income (loss)	$(7,726)	$16,431	$(15,350)	$(669)

Basic net income (loss) per share	$(0.09)	$0.23	$(0.18)	$(0.01)

Diluted net income (loss) per share	$(0.09)	$0.22	$(0.18)	$(0.01)

Weighted average shares used in computing basic net income (loss) per share	86,408	72,075	85,762	71,987

Weighted average shares used in computing diluted net income (loss) per share	86,408	73,739	85,762	71,987

Comprehensive income (loss)	$(7,686)	$16,774	$(15,665)	$(190)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,350)	$(669)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,478	1,746
Write-off of abandoned patents	71	—
Gain on sale of property and equipment	(9)	—
Compensation expense related to stock options and awards	2,578	2,360
Changes in operating assets and liabilities:
Receivables and other assets	593	(1,436)
Accounts payable and accrued expenses	(816)	(913)
Deferred revenue	(99)	—
Deferred rent	(176)	(112)

Net cash provided by (used in) operating activities	(11,730)	976

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,750	—
Maturities of marketable securities	13,954	15,930
Purchases of marketable securities	(39,412)	(22,549)
Purchases of property and equipment	(529)	(290)
Proceeds from the sale of property and equipment	9	—
Patent expenditures	(318)	(315)

Net cash used in investing activities	(22,546)	(7,224)

Cash flows from financing activities:
Net proceeds from issuance of common stock	48,931	130
Payment of withholding taxes for net settlement of restricted stock units	(201)	(134)

Net cash provided by (used in) financing activities	48,730	(4)

Net increase (decrease) in cash and cash equivalents	14,454	(6,252)
Cash and cash equivalents at beginning of period	38,696	47,320

Cash and cash equivalents at end of period	$53,150	$41,068

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2012

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

The unaudited financial statements at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2011, included in its Annual Report on Form 10-K filed with the SEC.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less. Investments with an original maturity of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. As of September 30, 2012, and December 31, 2011, restricted cash of $3.1 and $3.0 million, respectively was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 1.6 million for the three months ended September 30, 2012, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.5 million and 1.3 million for the nine months ended September 30, 2012 and 2011, respectively, were excluded from the calculation because of their antidilutive effect.

The weighted average number of shares used to compute diluted net income per share includes any assumed exercise of stock options under the treasury stock method, and the assumed issuance of common stock under RSUs. Common stock equivalents of 1.7 million for the three months ended September 30, 2011, were included in the calculation of diluted net income per share.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Research and development	$245	$229	$803	$727
Manufacturing and production	53	43	158	125
General and administrative	437	475	1,617	1,508

Total stock-based compensation expense	$735	$747	$2,578	$2,360

During the nine months ended September 30, 2012 and 2011, the Company granted stock-based awards with a total estimated value of $3.9 million and $3.8 million, respectively. At September 30, 2012, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $3.7 million, which is expected to be recognized over a weighted-average period of 1.6 years. Stock-based awards granted during the nine months ended September 30, 2012 and 2011, were equal to 2.2% and 3.6%, respectively, of outstanding shares of common stock at the end of the applicable period.

3.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Clinical trial accruals	$957	$1,681
Employee compensation	3,199	3,653
Accounts payable	659	351
Other accrued liabilities	776	677

Total accounts payable and accrued expenses	$5,591	$6,362

4.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available for sale marketable securities (in thousands):

September 30, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$10,110	$1	$—	$10,111
Government-sponsored enterprise securities	10,860	—	1	10,859
Corporate bonds	12,577	—	4	12,573
Certificates of deposit	200	—	—	200

	$33,747	$1	$5	$33,743

December 31, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,008	$2	$—	$1,010
Government-sponsored enterprise securities	7,200	—	2	7,198
Certificates of deposit	525	—	—	525

	$8,733	$2	$2	$8,733

At September 30, 2012, $13.4 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2012. As of September 30, 2012, none of the securities had been in a continuous unrealized loss position longer than one year.

5.	LONG-TERM INVESTMENTS

In March 2012, the Company sold two auction rate securities classified as long-term investments with a par value of $4.0 million. Included in interest and other income for the nine months ended September 30, 2012, is a gain of $0.3 million related to the sale.

As of September 30, 2012, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of September 30, 2012. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of September 30, 2012, none of which were realized during the three or nine months ended September 30, 2012. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $0.1 million and $0.3 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at September 30, 2012, was $2.3 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$200	$—	$—	$200
Money market funds	27,692	—	—	27,692
U.S. treasuries	10,111	—	—	10,111
Corporate bonds	—	12,573	—	12,573
Government-sponsored enterprise securities	—	10,859	—	10,859
Auction rate securities	—	—	2,250	2,250

	$38,003	$23,432	$2,250	$63,685

	Fair Value Measurements
December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$525	$—	$—	$525
Money market funds	12,778	—	—	12,778
U.S. treasuries	1,010	—	—	1,010
Government-sponsored enterprise securities	—	7,198	—	7,198
Auction rate securities	—	—	5,928	5,928

	$14,313	$7,198	$5,928	$27,439

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2012. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2012. The Company did not reclassify any investments between level categories during the nine months ended September 30, 2012. The valuation of the Company’s investments in auction rate securities are more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ended September 30, 2012
Balance at December 31, 2011	$5,928
Total net realized gains included in earnings	(590)
Total net unrealized gains included in other comprehensive income	72
Sales of Level 3 securities	(3,160)

Balance at September 30, 2012	$2,250

Total gains or losses for the period included in net income attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of cytomegalovirus, or CMV, glycoprotein B and/or phosphoprotein 65, including TransVax™ but excluding CyMVectin™.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received an additional $10.0 million milestone payment upon finalization of the general trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients which occurred in March of 2012. The Company recognized $10.5 million in license revenue under the Astellas agreements during the nine months ended September 30, 2012, which included the aforementioned $10.0 million milestone.

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

Under the terms of the agreements the Company is also performing research and development services which are being paid for by Astellas. During the three and nine months ended September 30, 2012, the Company recognized $1.6 million and $3.9 million, respectively, of revenue related to these contract services.

10.	SUBSEQUENT EVENT

On November 7, 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company may issue and sell up to $50,000,000 of shares of our common stock from time to time. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the NASDAQ Global Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Any sales other than by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, will require the Company’s prior consent. Stifel is obligated to use commercially reasonable efforts in conducting sales activities consistent with its normal trading and sales practices. The Sales Agreement may be terminated by the Company upon prior notice to Stifel or by Stifel upon prior notice to the company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the company.

The Sales Agreement provides that Stifel will be entitled to compensation for its services in an amount of 2.5% of the gross proceeds from the sale of shares sold through Stifel under the Sales Agreement. The company has no obligation to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement. The Company agreed in the Sales Agreement to provide indemnification and contribution to Stifel against certain liabilities, including liabilities under the Securities Act, and to reimburse Stifel for certain legal expenses incurred in connection with the Sales Agreement.

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

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas, Merck & Co., Inc., or Merck, Sanofi, Bristol-Myers Squibb Company, or Bristol-Myers Squibb, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of Sanofi, among other biopharmaceutical companies.

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

Recent Events

The following events have recently occurred with respect to our business and our development programs:

•

In September 2012, we entered into a worldwide, nonexclusive license with Bristol-Myers Squibb for our patented platform DNA immunization technology and our Vaxfectin® adjuvant for use in the production of antibodies. Under the agreement, Bristol-Myers Squibb will use our technology to generate antibodies with potential therapeutic uses in humans. We will also provide specified quantities of the Vaxfectin® adjuvant to Bristol-Myers Squibb from time to time.

•

In October 2012, George J. Morrow, former Executive Vice President of Global Commercial Operations at Amgen, Inc., was appointed to Vical’s Board of Directors. Mr. Morrow’s previous career encompassed significant accomplishments in commercial operations, sales and marketing through a progression of executive management positions at Merck and Glaxo Wellcome plc.

•

In September 2012, we conducted a comprehensive sweep of all active clinical sites in our Phase 3 Allovectin® melanoma trial to eliminate any time lag in death event reporting. The sweep confirmed that the target number of events has not been reached. Based on the moving average monthly event rate, we revised our projection for reaching the target number of death events to mid-2013.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $213.4 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2012	2011	2012	2011
Astellas supply and services contract	$1.6	$1.2	$3.9	$1.2
RapidResponse™ DNA manufacturing grant	—	—	—	0.9
HSV-2 grant	—	—	—	0.2
Other contract and grants	0.1	0.2	0.4	0.3

Total contract and grant revenues	1.7	1.4	4.3	2.6

Astellas license	$0.2	$25.1	$10.5	$25.1
Other royalties and licenses	0.3	0.1	0.4	0.4

Total royalty and license revenues	0.5	25.2	10.9	25.5

Total revenues	$2.2	$26.6	$15.2	$28.1

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2012	2011	2012	2011
Allovectin®	$4.0	$4.7	$11.7	$13.9
CMV	2.2	2.4	7.3	5.1
Other research, development, manufacturing and production	1.3	0.7	4.2	2.7

Total research, development, manufacturing and production	$7.5	$7.8	$23.2	$21.7

Since our inception through September 30, 2012, we estimate that we have spent approximately $466 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and HSV-2, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing TransVax™, CyMVectin™, and HSV-2 vaccine candidates and these programs, excluding TransVax™ which we recently licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through September 30, 2012, we have spent approximately $162 million on our Allovectin® program and $72 million on our CMV programs.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of September 30, 2012, our largest group of intangible assets with finite lives included patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.7 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended September 30, 2012, Compared with Three Months Ended September 30, 2011

Total Revenues. Total revenues decreased $24.4 million to $2.2 million for the three months ended September 30, 2012, from $26.6 million for the three months ended September 30, 2011. This decrease was primarily the result of the recognition of $25.1 million of license revenue related to the license of our TransVax™ program to Astellas in 2011 which was partially offset by a $0.4 million increase in contract service revenue in 2012 related to our agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.8 million, or 33.1%, to $3.7 million for the three months ended September 30, 2012, from $5.5 million for the three months ended September 30, 2011. This decrease was primarily due to a sub-license payment we made to the City of Hope related to the license of our TransVax™ program to Astellas during the three months ended September 30, 2011.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.5 million, or 64.4%, to $3.9 million for the three months ended September 30, 2012, from $2.3 million for the three months ended September 30, 2011. This increase was primarily the result of the recognition of capitalized costs during the three months ended September 30, 2012, related to the shipment of clinical trial material we manufactured for Astellas.

General and Administrative Expenses. General and administrative expenses increased $41,000, or 1.7%, to $2.4 million for the three months ended September 30, 2012, from $2.4 million for the three months ended September 30, 2011. This increase was primarily the result of higher employee related compensation and facilities costs.

Nine Months Ended September 30, 2012, Compared with Nine Months Ended September 30, 2011

Total Revenues. Total revenues decreased $12.9 million to $15.2 million for the nine months ended September 30, 2012, from $28.1 million for the nine months ended September 30, 2011. Our license and royalty revenue decreased by $14.5 million, which was primarily the result of the recognition of $25.1 million of license revenue related to the license of our TransVax™ program to Astellas in 2011, which was partially offset by $10.0 million of license revenue related to the achievement of a trial design milestone under our TransVax™ license agreements with Astellas during 2012.

Research and Development Expenses. Research and development expenses decreased $0.1 million, or 0.7%, to $13.9 million for the nine months ended September 30, 2012, from $14.0 million for the nine months ended September 30, 2011. This decrease was primarily due to lower overall wages and safety study costs which were offset by the higher sub-license payment we made to the City of Hope related to the license of our TransVax™ program to Astellas.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.6 million, or 20.3%, to $9.3 million for the nine months ended September 30, 2012, from $7.7 million for the nine months ended September 30, 2011. This increase was primarily the result of higher wages due to an increase in headcount and higher scientific supplies used in manufacturing.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 10.3%, to $7.9 million for the nine months ended September 30, 2012, from $7.2 million for the nine months ended September 30, 2011. This increase was primarily the result of higher employee related compensation.

Investment and Other Income, Net. Investment and other income, net increased $0.4 million to $0.5 million for the nine months ended September 30, 2012, from $0.1 million for the nine months ended September 30, 2011. This increase was primarily the result of a gain recognized on the sale of auction rate securities during the nine months ended September 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through September 30, 2012, we have received approximately $213.4 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.0 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $92.2 million at September 30, 2012, compared with $56.4 million at December 31, 2011. The increase in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2012, was primarily the result of the receipt of $48.7 million in net proceeds related to the sale of 13.9 million of our common shares in a public offering.

Net cash (used in) provided by operating activities was $(11.7) million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2012, compared with the prior year period, was primarily the result of a $15 million decrease in license revenue related to our TransVax™ license agreements, which was partially offset by a decrease in accounts receivable.

Net cash used in investing activities was $22.5 million and $7.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2012, compared with the prior year period, was primarily the result of an increase in the purchases of marketable securities.

Net cash provided by (used in) financing activities was $48.7 million and $(4,000) for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2012, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the nine months ended September 30, 2012.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at September 30, 2012, is approximately $15.1 million, of which approximately $7.2 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and two of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executive consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.2 million if each such executive officer and other executive were terminated at September 30, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately six months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our investments at September 30, 2012.

All of our investment securities are classified as available-for-sale and therefore reported on the balance sheet at market value. Our investment securities consist of high-grade auction rate securities, corporate debt securities and government agency securities. As of September 30, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2012, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2012, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2012. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of September 30, 2012.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $7.3 million, $30.4 million and $28.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of September 30, 2012, we had incurred cumulative net losses totaling approximately $340.4 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of September 30, 2012, we were the assignee or co-assignee of 80 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2012, we were also prosecuting 56 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

In addition, the Leahy-Smith America Invents Act, or AIA, was signed into law on September 16, 2011 and significantly changed certain aspects of the United States patent laws, some of which are in effect on September 16, 2012 and others that will become effective March 16, 2013. These changes include, but are not limited to, authorizing fee setting authority to the United States Patent Office, transitioning the United States to a first-inventor-to file patent system, expanding the scope of prior art that may be utilized against a pending patent application, and adding post-patent grant proceedings before the Patent Office in which third parties may challenge the validity of the granted patent. Accordingly, it is not clear, what, if any, impact the AIA will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications, and our ability to enforce or defend our issued or granted United States patents. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

We rely on third parties, including clinical research organizations, or CROs, medical institutions and contract laboratories, to perform critical services for us in connection with our clinical trials. These third parties are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol and applicable regulations, including good clinical practices established by the FDA and foreign regulatory authorities, which govern the conduct, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that trial subjects are adequately informed of the potential risks associated with participating in clinical trials. Our reliance on third parties does not relieve us of the responsibility to ensure these requirements are met. These third parties may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or applicable good clinical practice regulations, our clinical trials may not meet regulatory requirements or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials. These risks also apply to the development activities of our collaborators and licensees, and we do not control our collaborators’ and licensees’ research and development, clinical trials or regulatory activities.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2012, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2012, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2009, to September 30, 2012, our stock price has ranged from $1.20 to $5.51. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 5.	OTHER INFORMATION

On November 7, 2012, we entered into an At-The-Market Equity Offering Sales Agreement with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may issue and sell up to $50,000,000 of shares of our common stock from time to time. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the NASDAQ Global Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Any sales other than by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, will require our prior consent. Stifel is obligated to use commercially reasonable efforts in conducting sales activities. The Sales Agreement may be terminated by us upon prior notice to Stifel or by Stifel upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in our company.

The Sales Agreement provides that Stifel will be entitled to compensation for its services in an amount of 2.5% of the gross proceeds from the sale of shares sold through Stifel under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement. We have agreed in the Sales Agreement to provide indemnification and contribution to Stifel against certain liabilities, including liabilities under the Securities Act, and to reimburse Stifel for certain legal expenses incurred in connection with the Sales Agreement.

The legal opinion of Cooley LLP relating to the shares of common stock being offered pursuant to the Sales Agreement is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

5.1	Opinion of Cooley LLP.

10.1	At-The-Market Equity Offering Sales Agreement dated November 7, 2012 between the Company and Stifel, Nicolaus & Company, Incorporated.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 7, 2012	By:	/s/ JILL M. BROADFOOT
Jill M. Broadfoot
Senior Vice President, Chief Financial Officer and Secretary (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)