Form 10-K
period 2012-12-31
VICAL INC
filed 2013-02-15
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Global Market on June 30, 2012, was approximately $237,681,310.

The number of shares of common stock outstanding as of January 31, 2013, was 86,248,217.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2013	Part III

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

•	A preclinical program with therapeutic and prophylactic vaccines for herpes simplex virus type 2, or HSV-2, formulated with our proprietary Vaxfectin® adjuvant.

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

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in four broad areas of application:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or dead pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to market its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, or IHNV, and again in late 2009, when our licensee Merial received approval from the U.S. Department of Agriculture to sell a therapeutic DNA vaccine, ONCEPT®, designed to aid in extending the survival time of dogs with oral melanoma.

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

Two drugs for metastatic melanoma were approved in 2011, both on the basis of increased survival. Yervoy®, a monoclonal antibody marketed by Bristol-Myers Squibb Co., increases the effectiveness of T-cells that can seek out and destroy melanoma cells. Zelboraf®, a B-Raf inhibitor marketed by Roche and Daiichi Sankyo, interrupts a key process in melanoma growth in patients with a particular melanoma mutation. Both drugs are associated with significant side effects, and neither is considered a cure for melanoma.

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

Human studies utilizing this approach demonstrated anti-tumor effects and were found to be safe with a very low incidence of treatment-related serious adverse events. In addition, studies in animals have demonstrated the potential efficacy of this approach. Further validation of DNA technology in cancer vaccine applications occurred in late 2009, when our licensee Merial received approval from the USDA to sell a therapeutic DNA vaccine, ONCEPT®, designed to aid in extending the survival time of dogs with oral melanoma.

Cardiovascular

Cardiovascular diseases represent the leading cause of death in the United States and in most Western countries. Cardiovascular disease refers to the class of diseases that involve the heart or blood vessels. Peripheral artery disease, or PAD, including critical limb ischemia, or CLI, and coronary artery disease, or CAD, also known as ischemic heart disease, or IHD, are the end result of arterial occlusive disease, which is most commonly known as atherosclerosis. Atherosclerosis affects the inner lining of an artery and is characterized by fatty deposits that block the flow of blood.

PAD is a common circulatory problem in which narrowed arteries reduce the blood flow to the limbs. PAD is caused by atherosclerosis often in association with hypertension, hypercholesterolemia, cigarette smoking or diabetes. Early symptoms of PAD include transient pain in the legs upon walking, a condition called intermittent claudication, which is caused by ischemia. Approximately 25% of ischemic patients will progress to develop CLI, which is associated with pain at rest and ulcers, and frequently requires amputation. Altogether approximately 30% of patients with PAD die within 5 years of developing PAD, rising to approximately 50% after 10 years, which represents a mortality rate exceeding most other vascular conditions, including CAD. The number of therapeutic options for PAD remains very limited in comparison with other areas of cardiovascular medicine and the healthcare burden associated with amputations in the U.S. is estimated to be greater than $10 billion per year.

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

Manufacturing Process Development

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

We have conducted feasibility studies of the RapidResponse™ DNA platform. These studies were partially funded by grants from the Defense Advanced Research Projects Agency of the U.S. Department of Defense.

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

Infectious Disease Vaccines. Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the Centers for Disease Control and Prevention, or CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we have primarily focused our resources on the development of DNA-based vaccines against CMV, pandemic influenza and HSV-2. We believe our technologies may lead to the development of novel preventive or therapeutic vaccines for infectious disease targets. DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

CyMVectin™ prophylactic vaccine for cytomegalovirus	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic and prophylactic vaccines for herpes simplex type 2 virus	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical
Corporate Collaborations
TransVax™ therapeutic vaccine for cytomegalovirus	Protect against CMV infection after stem cell transplants	Phase 3 preparation	Astellas

TransVax™ therapeutic vaccine for cytomegalovirus	Protect against CMV infection after solid organ transplants	Phase 2 preparation	Astellas

Collategene® angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial
Government Collaboration
Prophylactic and/or therapeutic HIV vaccine	Prevent and/or treat infection, disease, and/or viral shedding	Phase 2b	National Institutes of Health

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

Independent Programs Targeting Infectious Diseases

CMV Vaccines

CMV is a ubiquitous herpes virus that can cause serious complications in two distinct patient populations: immunocompromised transplant patients and children born to women initially infected during pregnancy. We and our collaborator are currently developing two CMV vaccines: TransVax™ and CyMVectin™. TransVax™ is designed to serve the first patient population by preventing CMV reactivation or infection in transplant recipients. In 2011, we licensed the right to develop and commercialize TransVax™ to Astellas. CyMVectin™ is designed to serve the second, much larger patient population by preventing primary CMV infection during pregnancy and thereby precluding maternal-fetal CMV transmission, congenital CMV infection, and related birth defects. We believe congenital CMV represents a major commercial opportunity and could potentially lead to widespread vaccination.

CyMVectin™

CMV is the most common congenital infection in the United States and the leading cause of infectious disease- related birth defects. If a woman becomes infected with CMV for the first time during pregnancy, there are no treatment alternatives. CyMVectin™ was designed to prevent CMV infection prior to pregnancy. We believe this may ultimately reduce birth defects caused by CMV.

CyMVectin™ consists of pDNA that encodes the human CMV gB antigen with pDNA that encodes the human CMV pp65 antigen. The product is formulated with our proprietary lipid-based adjuvant Vaxfectin®. Vaxfectin® has been shown in nonclinical studies by us and others to enhance immune responses, particularly antibody responses, to expressed immunogens. A gB protein-based vaccine, developed by others, has shown some protection against CMV infection in a Phase 2 clinical trial, so we believe a vaccine strategy for CMV prevention can be successful. In addition, prior maternal CMV infection is associated with protection against secondary infection in pregnant women and reduction of congenital infection. Nonclinical studies performed in rabbit, guinea pig and mouse animal models have demonstrated the ability to induce high titers of gB-specific antibodies in animals receiving the gB plasmid. Rabbit studies of gB pDNA administered intramuscularly demonstrated an approximate 10-fold enhancement of gB antibodies with Vaxfectin® as an adjuvant when compared to gB pDNA in phosphate-buffered saline. Similarly, mouse studies also demonstrated this added benefit of Vaxfectin® as an adjuvant. The results of these studies support both our past experience and other published studies which indicate that immune responses can be induced by pDNA vaccination and that formulation with Vaxfectin® enhances those immune responses. Phosphoprotein 65, or pp65, is a major CMV tegument protein that is recognized by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of pp65-specific T cells following vaccination may provide an additional antiviral mechanism that could act to reduce CMV replication and viral loads. Repeat dose safety studies in rabbits with Vaxfectin®-formulated gB and pp65 plasmids have enabled the allowance of an IND to initiate clinical evaluation of CyMVectin™.

About CMV

CMV infects between 50% and 80% of adults in the United States by 40 years of age. Although most healthy people who are infected by CMV after birth are asymptomatic, CMV can affect certain high-risk groups including immunocompromised individuals and prenatal or postnatal infants. Significant mortality and morbidity are observed in the immunocompromised populations, especially hematopoietic stem cell transplant, or HSCT, and solid organ transplant, or SOT, recipients. In CMV-seropositive HSCT recipients, the incidence of CMV reactivation in the first 6 months following transplantation is 50-70% in the absence of prophylaxis. The incidence is reduced to approximately 5% by the use of preemptive antiviral therapy, but currently available antiviral therapies are associated with drug toxicity, are costly, may lead to drug resistance and provide incomplete efficacy. Late-onset CMV reactivation may also occur after this initial period of heightened susceptibility.

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

CyMVectin™ was designed to prevent CMV infection prior to pregnancy. We believe this may ultimately reduce birth defects caused by CMV. In the U.S. congenital infection occurs in about 1 in 150 live-born infants and resulting in permanent disabilities, such as mental retardation, hearing loss and vision loss, in approximately 8,000 children per year, and 400 deaths annually. Symptomatic congenital infections occur about one-third of the time following a primary maternal infection during pregnancy. Congenital infection can also occur in CMV-seropositive women, which results in even more cases. Prior maternal CMV infection is associated with partial protection against secondary infection in pregnant women and reduction of the frequency and severity of congenital infection. Contact with infected young children is the primary source of infection for pregnant women, especially those exposed to children in daycare environments.

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

The initial results demonstrated that an appropriate dose of the prophylactic Vaxfectin®-formulated vaccine, which encoded the HSV-2 glycoprotein D, or gD2, antigen elicited antibody responses in 100% of mice against the encoded antigen; protected 100% of mice against subsequent challenge with a lethal dose of live virus; reduced viral shedding in mice at both the primary and latent infection sites; and elicited sterilizing immunity in 80% of mice as evidenced by no detectable virus after challenge at either the primary (vagina) or latent (dorsal root ganglia) infection sites. The Vaxfectin® adjuvant substantially improved vaccine effectiveness in the preclinical studies. A therapeutic vaccine that encoded the gD2 antigen as well as the tegument proteins UL46/UL47 significantly reduced recurrence of HSV-2 lesions in a therapeutic model using guinea pigs with latent infection (p<0.05). Three doses of Vaxfectin®-formulated vaccine were administered after resolution of the primary infection. The studies were repeated and the results were confirmed.

Based on the success of our preclinical development, we are advancing toward clinical testing in humans with a Vaxfectin®-formulated therapeutic vaccine. After completing required preclinical safety/toxicology and biodistribution studies, we expect to begin a Phase 1/2 therapeutic vaccine trial in the second half of 2013 with safety, immunogenicity and clinical endpoints designed to establish clear proof of concept and support potential future partnering discussions.

About HSV-2

HSV-2 is a member of the herpes virus family and is the leading cause of genital herpes worldwide. Approximately one out of every six individuals worldwide is infected by HSV-2 before age 50. HSV-2 infection also significantly increases the risk of acquiring HIV-1. In the United States, HSV-2 infects some 1.6 million new people per year, with approximately 320,000 of those suffering from disease symptoms. At least 40 million people in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care in developed countries, we believe their inconvenience, cumulative cost and potential for drug resistance underscore the need for safe, new approaches to reducing HSV-2 lesions, shedding, and transmission. Estimated annual costs of treating HSV-2 in the United States alone are close to $1 billion, primarily for drugs and outpatient medical care.

Other Infectious Disease Programs

Influenza Programs

In 2005, we applied our DNA delivery technology to the development of a pandemic influenza vaccine formulated with our proprietary adjuvant Vaxfectin®. Our approach was to include vaccine components which we believed would provide potential cross strain protection, particularly against severe disease and mortality, unlike conventional influenza vaccines which provide symptomatic relief through antibodies alone and are unlikely to protect against severe disease and mortality if the strain match is not correct.

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

Government Collaborations

There are also two ongoing infectious disease programs being conducted by the U.S. government using our technology. The National Institutes of Health, or NIH, has clinical-stage vaccine programs based on our technology for HIV and is currently conducting a Phase 2b DNA-prime, adenovirus-boost study. The Naval Medical Research Center, or NMRC, has initiated a Phase 1 study of a tetravalent (serotypes 1, 2, 3, and 4) dengue DNA vaccine formulated with Vaxfectin®.

In addition to these programs, we have developed several vaccines targeted at emerging diseases including malaria, anthrax, severe acute respiratory syndrome, or SARS, West Nile Virus, or WNV, and Ebola. We have performed preclinical work and completed a Phase 1 clinical trial targeting anthrax. The NIH has completed Phase 1 clinical trials using our vaccines targeting SARS, WNV and Ebola. Due to the lack of commercial opportunities and government funding, we do not plan on further developing these vaccines at this time.

Independent Program Targeting Cancer

Allovectin®

Allovectin® is a plasmid/lipid formulation containing the DNA sequences encoding HLA-B7 and ß2 microglobulin, which together form a MHC Class I complex. We believe injection of Allovectin® directly into tumor lesions directs a local, regional and systemic immune response against metastatic tumors through several mechanisms. In HLA-B7 negative patients, a vigorous allogeneic immune response may be initiated against the foreign MHC class I antigen. In all patients, ß2 microglobulin may reconstitute normal class I antigen presentation and/or increase tumor antigen presentation to the immune system. In any patient, an innate pro-inflammatory response may occur that induces tumor responses following intralesional injection of the pDNA/lipid complex. The goal of all three of these mechanisms is to initially cause recognition of the tumor at the local site to allow a then-sensitized immune response to recognize un-injected tumors at distant metastatic sites.

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

Enrollment in the Phase 3 trial began in December 2006 and has involved more than 100 clinical sites. Patients could have been previously treated with surgery, adjuvant therapy, and/or biotherapy, but could not have been previously treated with chemotherapy. The patients were randomized on a 2:1 basis with 260 patients treated with Allovectin® and 130 treated with their physician’s choice of either of two chemotherapy agents, dacarbazine or temozolomide. The primary endpoint is overall response rate that compares the two trial arms for objective responses that are ongoing or commence at 24 weeks or more after randomization. The study will also evaluate safety and tolerability as well as survival as secondary endpoints. The trial is currently in the final stages of patient follow-up, data collection and analysis, which is expected to be completed in 2013.

AnGes has provided funding for the clinical trial up to certain limits under a research and development agreement. The funding consisted of purchases by AnGes of $10.85 million of restricted shares of our common stock and additional non-refundable cash payments by AnGes of $11.75 million. All of the funding provided by AnGes, including the funding used to purchase our common stock, was required to be used for costs related to the Allovectin® Phase 3 trial. Under the agreement, we granted to AnGes exclusive marketing rights for Allovectin® in specified countries in Asia and AnGes has the opportunity to pursue regulatory approvals in those countries, subject to receipt by us of regulatory approval in the United States. We also granted AnGes certain royalty-bearing licenses to our technology and know-how. AnGes is obligated to pay royalties to us on sales of Allovectin® in specified countries in Asia. AnGes also obtained the right to receive royalties from us on all commercial sales of Allovectin® outside the specified Asian countries.

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

About Metastatic Melanoma

The American Cancer Society estimated that approximately 76,690 new diagnoses of, and approximately 9,480 deaths from, melanoma would occur in 2013 in the United States. The lifetime risk of getting melanoma has been growing and is now approximately 2% (or 1 in 50) for Caucasians in the United States. Currently, there are no consistently effective therapies for advanced cases of melanoma where the cancer has spread beyond its site of origin, or metastasized. Treatment for these patients normally includes a combination of chemotherapy, radiation therapy, and surgery. In patients with advanced metastatic melanoma, median survival typically ranges from six to ten months.

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

Two new drugs for metastatic melanoma were approved in 2011, both on the basis of increased survival. Yervoy®, a monoclonal antibody marketed by Bristol-Myers Squibb, increases the effectiveness of T-cells that can seek out and destroy melanoma cells. Zelboraf®, a BRAF inhibitor marketed by Roche and Daiichi Sankyo, interrupts a key process in melanoma growth in patients with a particular melanoma mutation. Both drugs are associated with significant side effects, and neither is considered a cure for melanoma.

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

Out-licensing

Astellas. In July 2011, we entered into license agreements with Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of glycoprotein B, or gB, and/or pp65, including TransVax™ but excluding CyMVectin™. Under the agreements, Astellas is responsible for the worldwide development and commercialization of products in the licensed field, at its expense, and has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one licensed product for use in certain immunocompromised patients in the licensed field in the United States and certain other major markets. Astellas is currently preparing to begin a TransVax™ Phase 3 trial in patients to protect against CMV reactivation after HSCTs and a Phase 2 trial to protect patients against CMV infection after SOTs. Both trials are expected to begin in 2013.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. We received an additional $10.0 million in 2012 upon finalization of the trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients. We are also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products, and we have an option to co-promote TransVax™ in the United States. Under the terms of a supply and services agreement entered into by us and Astellas on the same date, we agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field. During the years ended December 31, 2012 and 2011, we recognized $10.7 million and $25.3 million, respectively, in license revenue and $5.7 million and $2.7 million, respectively, of revenue related to contract services delivered.

In August 2012 we amended our license and supply agreements with Astellas to, among other things, (i) extend the time period that we are obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, (ii) modify the allocation of $95.0 million of milestone payments among certain milestones through commercial launch and (iii) modify the structure of the royalties on net sales from a fixed double-digit royalty to tiered double-digit royalties.

Prior to licensing TransVax™ to Astellas, we completed a multicenter Phase 2 trial in 94 CMV-seropositive HSCT recipients (14 donor-recipient pairs and 80 recipient-only subjects), randomized 1:1 for vaccine or placebo. Subjects enrolled were 18-65 years old, CMV-seropositive, and diagnosed with selected leukemias or lymphomas. Enrollment in the trial was completed in November 2008 and a 1-year follow up was completed in November 2009. In 2010, we released 12 month post-transplant data, and showed that significant reductions were achieved for key viral reactivation metrics. The final study results were published in The Lancet Infectious Diseases in January 2012.

In 2005, the Office of Orphan Products Development of the FDA designated TransVax™ as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity.

We initially developed TransVax™ as a pathway to establish a CMV vaccine proof of concept in a relatively small patient population. We decided to specifically target patients who were susceptible to CMV reactivation in HSCT patients. Therefore we designed a vaccine that would primarily induce a cellular immune response. TransVax™ is a plasmid DNA vaccine that induces both T-cell and antibody responses by expressing two antigens: pp65 and gB. The tegument protein, pp65, is a major antigen recognized by T cells in CMV-infected individuals. The gB protein is a major surface antigen of CMV and a primary target of neutralizing antibodies. The gB protein is also a major CMV antigen recognized by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of gB-specific T cells following DNA vaccination may provide an additional antiviral mechanism that could act to reduce CMV replication and viral loads shortly after infection. The vaccine is also formulated with poloxamer CRL1005, which has been shown in nonclinical studies by us and others to enhance gene expression and immune responses.

AnGes. In 2005, we granted an exclusive worldwide license to AnGes for use of our core DNA delivery technology in the development and commercialization of DNA-based products encoding hepatocyte growth factor, or HGF, for cardiovascular applications. HGF is a human protein that promotes angiogenesis.

AnGes is developing Collategene®, a DNA-based delivery of HGF for indications related to PAD, a severe condition caused by blockage of blood vessels feeding the foot and lower leg. AnGes completed a Phase 3 trial in Japan in 2007 with Collategene® for CLI, an advanced form of PAD. AnGes completed two Phase 2 trials in the United States in 2006 with Collategene® for PAD. AnGes has partnered with Daiichi Pharmaceutical Co., Ltd., a wholly owned subsidiary of Daiichi Sankyo Company Limited, for development and commercialization of DNA-based HGF for PAD in Japan. In addition, AnGes completed a Phase 1 trial in the United States for IHD in 2006.

In mid-2007, AnGes reported positive results following an interim analysis of data from the first 41 subjects to complete the Phase 3 CLI trial of Collategene® in Japan. In the trial, 40 subjects with CLI were evaluated for efficacy. The primary endpoints, improvement of rest pain or ischemic ulcer size, at 12 weeks post dosing, showed 30.8% improvement in the placebo group and 70.4% improvement in the treatment group, a statistically significant difference. Based on the findings that the primary efficacy endpoint in the trial had been achieved with high statistical significance compared to a placebo and that there were no major safety concerns related to treatment in 41 patients evaluated, an independent Data Monitoring Committee recommended stopping the trial early to prevent potential ethical issues involving the subjects in the placebo group. AnGes filed a new drug application, or NDA, for Japanese marketing approval in March 2008. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it had decided to conduct an additional clinical trial of Collategene® and that in the interim it would be withdrawing its NDA in Japan.

In December 2010, AnGes released long-term follow-up data from its Phase 3 CLI trial in Japan. The follow-up analysis was performed 3 years after gene delivery. The rate of lower limb amputation after 1 year in patients with CLI is typically 30%. The results of the study showed lower rates of lower limb amputation after administration of Collategene®: 5.4% after one year, 5.4% after two years, and 9.2% after three years. The mortality rates at 1, 2 and 3 years in patients treated for CLI is typically 25%, 25% and 52.9%. The results of the study showed lower mortality rates after administration of Collategene® which was 5.1% after one year, 15.7% after two years, and 26.6% after three years. AnGes also reported that there were no clinically significant adverse events related to Collategene®.

AnGes has obtained a SPA from the FDA for a Phase 3 clinical trial of Collategene® for patients with CLI. The study would be multinational, randomized and placebo-controlled with a target population of 560 patients. The Phase 3 trial, if initiated, will enroll no option as well as poor option patients with chronic and severe ischemia of the lower limb. No option patients are those unable to receive an endovascular intervention or surgical bypass procedure due to inflow, conduit or outflow reasons or due to a severe and irreversible co-morbidity where surgery is contraindicated. Poor option patients are those unable to receive an endovascular intervention and at high risk for bypass surgery due to their vascular anatomy or severe co-morbid disease. AnGes believes inclusion of poor option patients will open the clinical trial to at least three to four times as many target patients compared to other trials that only include no option patients.

The agreement with AnGes expires upon the expiration of the last to expire of the patent rights licensed to AnGes, or when the patent rights licensed to AnGes are held invalid or unenforceable, unless earlier terminated as set forth in the agreement. We may terminate the agreement early upon the bankruptcy or insolvency of, or the material breach of the agreement by, AnGes, upon prior written notice to AnGes. AnGes may terminate the agreement early upon prior written notice to us. Under the license agreement, we received an initial upfront payment of $1.0 million, and in 2008 we received an additional payment of $1.0 million. Further development may lead to additional milestone and royalty payments.

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

Our agreement with Sanofi specifies that we are eligible to receive milestone payments plus royalties if and when products advance through commercialization. The agreement with Sanofi expires on the expiration of Sanofi’s obligation to pay royalties under the agreement. The obligation to pay royalties is the longer of seven years after the first commercial sale or when the patent rights licensed to Sanofi are held invalid or unenforceable, unless earlier terminated as set forth in the agreement. We may terminate the agreement early for an uncured, material breach of the agreement by Sanofi, upon prior written notice to Sanofi. Sanofi may terminate the agreement early upon prior written notice to us.

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

Merck also has rights to use the licensed technology for HIV, hepatitis C virus, and hepatitis B virus. Merck is obligated to pay fees if certain research milestones are achieved, and royalties on net sales if any products covered by our agreement with Merck are commercialized. The agreement with Merck expires on the expiration of Merck’s obligation to pay royalties under the agreement. The obligation to pay royalties is the longer of five years after the first commercial sale or upon the expiration of the last to expire of the patent rights licensed to Merck, or when the patent rights licensed to Merck are held invalid or unenforceable, unless earlier terminated as set forth in the agreement. We may terminate the agreement early upon the bankruptcy or insolvency of, or a material breach of the agreement by, Merck upon prior written notice to Merck. Merck may terminate the agreement early upon prior written notice to us.

As of December 31, 2012, the aggregate potential milestone payments that we were eligible to receive under each of our out-license agreements with Astellas, AnGes, Sanofi and Merck was equal to approximately $95.0 million, $2.0 million, $5.0 million and $36.0 million, respectively. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in these out-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be received, or when. Additionally, under these out-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

We are also eligible to receive royalty payments under these out-license agreements based on net sales of any products which incorporate the out-licensed technology. In each of our out-license agreements with Astellas, AnGes, Sanofi and Merck, these royalties are based on percentages of net sales in the single to low double-digit range. Our receipt of any royalty payments under our out-license agreements is contingent upon the licensee successfully developing and commercializing products incorporating the licensed technology, and we have limited control over our licensees’ efforts in this regard. Consequently, we are not in a position to reasonably estimate when or to what extent we will receive any royalty payments under our out-license agreements.

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

Merial. In 2004, we granted an exclusive license to Merial for use of our core DNA delivery technology in a therapeutic vaccine designed to aid in extending survival time of dogs with oral melanoma. Under the agreement, Merial is responsible for research and development activities. In March 2009, Merial received approval from the USDA to market the DNA vaccine, now called ONCEPT®. Merial pays royalties to us on sales of the vaccine.

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

In-licensing

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all unexcluded preventive and therapeutic human and animal health applications, including CMV. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. As of December 31, 2012, we had paid Cytrx $4.8 million under the agreement.

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

City of Hope. In 2003, we licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the City of Hope. We are also obligated to pay a low double-digit percentage of any payments we receive from the sub-license of products that incorporate the licensed technology. As of December 31, 2012, we had paid the City of Hope $5.3 million under the agreement.

Wisconsin Alumni Research Foundation. Under a 1989 research agreement, scientists at the University of Wisconsin, Madison, and our scientists co-invented a core technology related to intramuscular DNA administration. In 1991, we licensed from the Wisconsin Alumni Research Foundation, or WARF, its interest in that technology. Pursuant to the license agreement with the WARF, we paid the WARF an initial license fee and agreed to pay the WARF up to 10% of certain initial upfront monetary payments and a small percentage of some royalty payments received from third parties under sublicense agreements. As of December 31, 2012, we had paid the WARF an aggregate of $3.0 million under this agreement. The agreement expires once we have fulfilled our royalty obligations thereunder, unless earlier terminated as set forth in the agreement. The WARF may terminate this agreement early, in accordance with notice provisions set forth in the agreement, if we fail to make payments when due, materially breach the agreement or commit any act of bankruptcy or become insolvent. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the WARF.

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

As of December 31, 2012, we have paid the University of Michigan an aggregate of $0.5 million under our 1992 agreement with the University of Michigan. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. Either party may terminate the agreement early, in accordance with notice provisions set forth in the agreement, upon material breach of the agreement by the other party. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the University of Michigan.

As of December 31, 2012, we had paid the University of Michigan only de minimus amounts under our 2006 agreement with the University of Michigan. The agreement expires upon the last to expire of the patent rights licensed by us under this agreement, unless earlier terminated as set forth in the agreement. The University of Michigan may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the University of Michigan.

As of December 31, 2012, the aggregate potential milestone payments that we could be obligated to pay under our in-license agreements with City of Hope, CytRx and the WARF, our 1992 in-license agreement with the University of Michigan and our 2006 in-license agreement with the University of Michigan was equal to approximately $3.8 million, $2.1 million, $4.9 million, $22,500 and $20,000, respectively. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

Under these in-license agreements, we may also be obligated to pay royalties based on net sales of any products which incorporate the in-licensed technology. In each of our in-license agreements with the City of Hope, CytRx, the WARF and the University of Michigan, these royalties are based on percentages of net sales in the single digit range. We may also be obligated to make payments under our in-license agreements with the City of Hope, the WARF and the University of Michigan based on amounts we receive from sub-licensees, if any. Our obligations to pay any royalty payments under our in-license agreements are contingent upon the successful development and commercialization of products incorporating the in-licensed technology. Before any products incorporating the in-licensed technology may be sold, such products must be approved by U.S. or foreign regulatory authorities, which will require a substantial amount of additional research and development. Even if such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Consequently, we are not in a position to reasonably estimate when or to what extent we will be obligated to pay any royalties under our in-license agreements.

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

NIH Vaccine Research Center

The NIH through its Dale and Betty Bumpers Vaccine Research Center, or VRC, has clinical stage vaccine programs based on our technology for HIV. The NIH has also completed Phase 1 studies based on our technology for Ebola, WNV and SARS. We were granted exclusive options to exclusively or nonexclusively license any inventions developed by the NIH under the respective Cooperative Research and Development Agreements, or CRADAs, for HIV, Ebola or WNV. The options and licenses that were exercised under the CRADAs have since expired or terminated due to the discontinuation of these programs by the NIH. The NIH has transferred the IND for its SARS DNA vaccine to us and we continue to evaluate our options in continuing the development of that vaccine.

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

In August 2009, the NIH opened a smaller version of the PAVE 100 study, HVTN 505. The HVTN 505 study was designed to enroll 2,500 HIV-seronegative men in a Phase 2b trial of a prime-boost vaccine regimen for HIV using three doses of DNA vaccine, previously manufactured by us for the PAVE 100 study, followed by a single dose of adenoviral vector vaccine. Enrollment in this study is ongoing.

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

Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•

Core DNA Delivery Technology. We and the WARF co-own rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses and the administration of DNA sequences into blood vessels and the heart. In 1991, the WARF exclusively licensed its rights in the core DNA delivery technology to us. All of our clinical programs are dependent upon this platform technology. The remaining patents in this family expire between December 3, 2013, and December 30, 2014, however, under the Hatch-Waxman Act, a U.S. patent term extension for up to five years may be available under certain conditions.

•

Lipid Technologies. We are the sole assignee of issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. Our pandemic influenza vaccine candidates, CyMVectin™ prophylactic vaccine candidate, HSV-2 vaccine candidate as well as our Vaxfectin® adjuvant are protected in-part by lipid technology and/or lipid compound patents that extend up to March 24, 2020. Patent protection of these key lipids also has been obtained in Europe, Canada and Japan. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

Specific DNA Therapeutics. We have supplemented the broad patent coverage described above with patents covering specific product applications of our technologies. To date, we have received patents in the United States and Europe, and have patents pending in Canada and Japan, relating to codon-optimized polynucleotide-based vaccines against human CMV infection. The issued patents expire between December 19, 2023, and May 12, 2025. These patents further protect both our TransVax™ therapeutic vaccine candidate for CMV as well as our CyMVectin™ prophylactic vaccine candidate for CMV. We also have an issued U.S. patent relating specifically to our pandemic influenza vaccine programs and foreign counterparts pending in Australia, Canada, Europe and Japan, all of which will expire on May 18, 2025. We and the University of Michigan are the co-assignees of patents directed towards compositions of matter related to a polycistronic plasmid and the use of this plasmid for the treatment of solid tumors, which we believe provide additional protection for Allovectin®. In 2006, the University of Michigan exclusively licensed its rights in these patents to us. These patents have issued in the U.S., Canada, Europe and Japan, and expire between May 27, 2014, and June 8, 2016. Protection for our therapeutic vaccine candidate for HSV-2 is further augmented by an issued U.S. patent and foreign counterparts pending in Australia, Canada, Europe and Japan, all of which will expire on July 20, 2027. These patents are co-owned with the University of Washington. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

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

•

Licensed DNA Delivery Technologies. We and the University of Michigan are the co-assignees of patents directed towards compositions of matter related to a polycistronic plasmid and the use of this plasmid for the treatment of solid tumors, which we believe provides additional protection for Allovectin®. In 2006, the University of Michigan exclusively licensed its rights in these patents to us. These patents have issued in the U.S., Canada, Europe and Japan, and expire between May 27, 2014, and June 8, 2016. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

During 2012, we were issued one U.S. patent, two European patents and a Japanese patents related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 8,128,938, covering the composition and methods of use for an influenza virus vaccine which expires September 2, 2028;

•	European Patent No. 1987845, covering the treatment of cancer using cytokine-expressing polynucleotides and compositions which expires November 20, 2018;

•	European Patent No. 1955709, covering adjuvant compositions and methods for enhancing immune responses to polynucleotide based vaccines which expires March 31, 2028; and

•	Japanese Patent No. 4917263, covering a process for freeze-drying nucleic acid/block copolymer/cationic surfactant complexes which expires December 2, 2023.

As of December 31, 2012, we were the assignee or co-assignee of 82 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

Among these issued patents, a granted patent in Europe related to our core DNA delivery technology was opposed by eight parties and revoked under an initial ruling. We appealed this decision and in December 2010 our appeal was successful and the patent was reinstated by the Appeals Board and sent back to the Opposition Division for further processing. The Opposition Division held hearings in March of 2012 to determine whether the patent should be revoked on other grounds. The Opposition Division ultimately ruled that the patent should be maintained. The Opposition Division set a deadline of June 7, 2012 for filing Notice of Appeal. Because no appeal was filed, the decision by the Opposition Division became final on August 1, 2012. While this patent expired in March 2010, the reinstatement gives us the ability to prosecute any infringing activity that may have occurred prior to the patent expiring and within five years of initiation of the legal proceedings. We may use other issued patents and patent applications that are pending in Europe to protect our DNA technology. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2012, we were also prosecuting 53 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners. One of the pending foreign patent applications is an international patent application under the Patent Cooperation Treaty, which preserves our right to pursue national-phase patent applications in a large number of foreign countries.

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

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Sanofi, MedImmune, Roche, GlaxoSmithKline, AlphaVax, Inc. in conjunction with Novartis, and others have products or development programs for CMV treatment and prevention. Bristol-Myers Squibb, Roche in conjunction with Daiichi Sankyo through its acquisition of Plexxikon Inc., GlaxoSmithKline, Amgen Inc. through its acquisition of BioVex, Inc., Celgene Corporation and others are developing treatments for melanoma. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Obtaining FDA approval is a costly and time-consuming process. Generally, FDA approval requires that preclinical studies be conducted in the laboratory and in animal model systems to gain preliminary information on efficacy and to identify any major safety concerns. The results of these studies are submitted as a part of an IND which the FDA must review and allow before human clinical trials can start. The IND includes a detailed description of the proposed clinical investigations.

A company must submit an IND for each proposed product and must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA approval. The FDA receives reports on the progress of each phase of clinical testing and may require the modification, suspension, or termination of clinical trials if an unwarranted risk is presented to patients.

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

Before marketing clearance for a product can be secured, the facility in which the product is manufactured must be inspected by the FDA and must comply with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. In addition, after marketing clearance is secured, the manufacturing facility must be inspected periodically for cGMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

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

Employees

As of December 31, 2012, we had 118 full-time employees, including 17 with doctorate degrees. Of these full-time employees, 91 were engaged in, or directly supporting, research and development and manufacturing activities, and 27 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	60	President, Chief Executive Officer and Director
Jill M. Broadfoot[2]	51	Senior Vice President, Chief Financial Officer and Secretary
Alain P. Rolland, Pharm.D., Ph.D.[2]	53	Executive Vice President, Product Development
Igor P. Bilinsky, Ph.D.	40	Senior Vice President, Corporate Development
Mammen P. Mammen, Jr., M.D.	49	Vice President, Clinical Vaccines
Larry R. Smith, Ph.D.	52	Vice President, Vaccine Research

[1]	As of December 31, 2012.
[2]	Executive officer.

Vijay B. Samant joined us as President and Chief Executive Officer in November 2000. Previously, he held various positions at Merck from 1977 to 2000. From 1998 to 2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs and Executive Director of Materials Management. From 1977 to 1990, Mr. Samant held a variety of positions of increasing responsibility in manufacturing, process engineering, production planning and control, business development and loss prevention in several Merck operating divisions. Mr. Samant holds a bachelor’s degree in chemical engineering from the University of Bombay, India, an M.S. degree in chemical engineering from Columbia University and an S.M. degree from the Sloan School of Management at MIT. Mr. Samant became a member of the board of directors of Raptor Pharmaceutical Corporation in 2011. Mr. Samant has been a member of the Board of Trustees for the National Foundation for Infectious Diseases and the International Vaccine Institute in Seoul, South Korea since 2008. Mr. Samant was also a Director of the Aeras Global TB Vaccine Foundation from 2001 to 2010.

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

Igor P. Bilinsky, Ph.D., joined us as Senior Vice President, Corporate Development in October 2010. Prior to joining us, Dr. Bilinsky was Vice President, Business Development and Special Operations at Halozyme Therapeutics, Inc. since January 2008, after joining the company in 2007 as Executive Director, Corporate Development and Special Operations. From 2005 to 2007, Dr. Bilinsky was Chief Executive Officer of Androclus Therapeutics, Inc., a privately-held biotechnology company developing novel therapeutics for autoimmune and inflammatory diseases. He joined Androclus in 2004 as Chief Operating Officer. From 1999 to 2004, Dr. Bilinsky served in positions of increasing responsibility as a management consultant, project leader and ultimately as principal in the healthcare practice of the Boston Consulting Group, where he advised companies in the biotechnology, pharmaceutical and life science industries on business strategy, operational performance and mergers and acquisitions. Prior to joining the Boston Consulting Group, Dr. Bilinsky also worked in research positions at Symyx Technologies, Inc. and the MIT Lincoln Laboratory. Dr. Bilinsky received his B.S. degree in physics from the Moscow Institute of Physics and Technology and his Ph.D. degree in physics from MIT.

Mammen P. Mammen, Jr., M.D., joined us as Vice President, Clinical Vaccines, in November 2012. Prior to joining us, he served as Infectious Disease Consultant and Chief, Pandemic Warning Team, U.S. Department of Defense, Fort Detrick, Maryland. From 2006 to 2010, he served as the Army’s Product Manager for vaccines in Advanced Development against dengue, hepatitis E, and HIV viruses for the U.S. Army Medical Research and Materiel Command, Fort Detrick, Maryland. As Chief, Department of Virology, the Armed Forces Research Institute of Medical Sciences, Thailand, from 2001 to 2006, Dr. Mammen managed a number of the Army’s FDA-regulated vaccine studies. Dr. Mammen received his M.D. degree from the Pennsylvania State University College of Medicine and is Board-certified in Infectious Diseases. He has been elected as Fellow by the Infectious Disease Society of America and the American College of Physicians. He received his Internal Medicine and Infectious Disease clinical training from the Walter Reed Army Medical Center. He earned a B.A. degree in mathematics from Williams College. Dr. Mammen has authored or co-authored nearly 50 scientific publications spanning multiple emerging and re-emerging infectious diseases.

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

Our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010. We have an allowed Investigational New Drug Application for CyMVectin™ and have begun preclinical work on a HSV-2 vaccine. We may not conduct Phase 1 CyMVectin™ or HSV-2 vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of these product candidates, it could have a material adverse impact on our business prospects. In particular, we believe that our near-term prospects are substantially dependent on the results of our Phase 3 clinical trial for Allovectin. If we do not meet the primary endpoint of the trial or the results are otherwise negative or are perceived negatively, our stock price could decline significantly.

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

We are subject to a number of other risks associated with our dependence on our license agreements with Astellas, including:

•	Astellas may not comply with applicable regulatory guidelines with respect to developing or commercializing TransVax™, which could adversely impact sales or future development of TransVax™;

•	We and Astellas could disagree as to future development plans and Astellas may delay, fail to commence or stop future clinical trials or other development;

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

Some collaborators or licensees may not succeed in their product development efforts. It is possible that AnGes or any of our other collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its New Drug Application, or NDA, in Japan. Also in September 2010, another one of our licensees, Sanofi, announced that NV1FGF, an angiogenic growth factor therapeutic for which Sanofi had licensed our DNA delivery technology, did not meet the primary endpoint in a global Phase 3 trial. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $22.9 million, $7.3 million and $30.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had incurred cumulative net losses totaling approximately $347.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lease lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In November 2012, we entered into an At-The-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may issue and sell up to $50.0 million of our common stock from time to time. However, Stifel is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

We have no experience in filing a BLA or NDA with the FDA. Because a BLA or NDA must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

We anticipate that we would commercially manufacture any of our product candidates that are approved for marketing. Therefore, our manufacturing facilities will have to be approved by the FDA pursuant to inspections conducted after we submit an application for regulatory approval. If we cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our manufacturing facilities. If the FDA does not approve our facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, our ability to develop, obtain regulatory approval for or market our product candidates will be adversely effected.

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

As of December 31, 2012, we were the assignee or co-assignee of 82 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2012, we were also prosecuting 53 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

In addition, the Leahy-Smith America Invents Act, or AIA, was signed into law on September 16, 2011, and significantly changed certain aspects of the United States patent laws, some of which are currently in effect and others of which will become effective March 16, 2013. These changes include, but are not limited to, authorizing fee setting authority to the United States Patent Office, transitioning the United States to a first-inventor-to file patent system, expanding the scope of prior art that may be utilized against a pending patent application, and adding post-patent grant proceedings before the Patent Office in which third parties may challenge the validity of the granted patent. Accordingly, it is not clear, what, if any, impact the AIA will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications, and our ability to enforce or defend our issued or granted United States patents. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. We may not be able to comply with the cGMP regulations, and we have in the past encountered and may in the future encounter delays, disruptions or quality control problems in our manufacturing process. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for commercial purposes. We have limited experience in manufacturing at this scale. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements or our obligations under our agreements with collaborators, including our obligations under our supply and services agreement with Astellas.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2012, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2012, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2010, to December 31, 2012, our stock price has ranged from $1.70 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California, under a lease agreement that expires in August 2017.

ITEM 3. LEGAL PROCEEDINGS

European patent 1026253, or the ’253 patent, covering a significant portion of our core DNA delivery technology, was granted in September 2004. In June 2005, the ’253 patent was opposed by eight parties. This ’253 patent was revoked on formal grounds in December 2008 under an initial ruling by the Opposition Division of the European Patent Office. We appealed this decision and in December 2010 our appeal was successful and the ’253 patent was reinstated by the Appeals Board and sent back to the Opposition Division for further processing. The Opposition Division held hearings in March of 2012 to determine whether the patent should be revoked on other grounds. The Opposition Division ultimately ruled that the patent should be maintained. The Opposition Division set a deadline of June 7, 2012, for filing Notice of Appeal. Because no appeal was filed by the opponents, the decision by the Opposition Division became final on August 1, 2012. While the ’253 patent expired in March 2010, the reinstatement gives us the ability to prosecute any infringing activity that may have occurred prior to the expiration of the ’253 patent expiring and within five years of initiation of the legal proceedings. We may use other issued patents and patent applications that are pending in Europe to protect our DNA technology.

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

2012	High	Low
First Quarter	$4.55	$2.96
Second Quarter	3.66	2.77
Third Quarter	4.74	3.17
Fourth Quarter	4.42	2.61

2011
First Quarter	$3.00	$1.70
Second Quarter	4.99	2.85
Third Quarter	5.30	2.31
Fourth Quarter	4.82	2.22

As of January 31, 2013, there were approximately 277 stockholders of record of our common stock and 86,248,217 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2012.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2007. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$6,176	$4,223	$6,249	$3,692	$2,146
License and royalty revenue	11,343	25,795	2,462	8,994	5,810

Total revenues	17,519	30,018	8,711	12,686	7,956

Operating expenses:
Research and development	17,340	17,975	19,692	23,449	25,532
Manufacturing and production	13,055	10,267	11,436	10,354	11,046
General and administrative	10,557	9,598	8,798	7,469	8,721

Total operating expenses	40,952	37,840	39,926	41,272	45,299

Loss from operations	(23,433)	(7,822)	(31,215)	(28,586)	(37,343)
Investment and other income, net	534	539	830	30	468
Interest expense	—	—	—	(2)	(21)

Net loss	(22,899)	(7,283)	$(30,385)	$(28,558)	$(36,896)

Net loss per share (basic and diluted)	$(0.27)	$(0.10)	$(0.51)	$(0.61)	$(0.93)

Weighted average shares used in per share calculation	85,966	72,031	60,084	47,086	39,856

Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$86,082	$56,355	$60,702	$52,562	$41,676
Working capital	80,230	47,096	49,874	38,424	30,144
Total assets	96,522	68,773	72,907	67,372	59,057
Long-term obligations , less current portion	1,657	1,964	2,211	2,380	2,469
Total stockholders’ equity	89,086	60,348	64,362	54,982	48,614

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

•

A completed preclinical program, with an allowed IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy; and

•	A preclinical program with therapeutic and prophylactic vaccines for HSV-2 formulated with our proprietary Vaxfectin® adjuvant.

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $215.7 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2012, were as follows (in millions):

Source	2012	2011	2010
Navy contracts	$—	$—	$1.5
Astellas contract	5.7	2.7	—
IPPOX contract	—	—	2.4
Manufacturing process development grant	—	0.9	1.5
HSV grants	—	0.2	0.7
Other contracts and grants	0.5	0.4	0.1

Total contract and grant revenues	6.2	4.2	6.2

Astellas license	10.7	25.3	—
AnGes license	—	—	2.0
Life Technologies royalties	0.3	0.3	0.3
Other royalties and licenses	0.3	0.2	0.2

Total royalty and license revenues	11.3	25.8	2.5

Total revenues	$17.5	$30.0	$8.7

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2012, were as follows (in millions):

Program	2012	2011	2010
Allovectin®	$16.0	$17.3	$16.5
Pandemic influenza	0.1	0.2	2.1
CMV	9.2	7.5	6.7
Other research, development, manufacturing and production	5.1	3.2	5.8

Total research, development, manufacturing and production	$30.4	$28.2	$31.1

Since our inception through December 31, 2012, we estimate that we have spent approximately $473 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, a DNA vaccine for CMV, a vaccine to treat HSV-2, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing TransVax™, CyMVectin™ and HSV-2 drug candidates, and these programs, excluding TransVax™ which we licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through December 31, 2012, we have spent approximately $166 million on our Allovectin® program and $73 million on our CMV programs.

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

Multiple-element arrangements prior to January 1, 2011

Prior to adopting the revised multiple element guidance on January 1, 2011, we analyzed our multiple element arrangements to determine whether the identified deliverables could be accounted for individually as separate units of accounting. The delivered item(s) were considered a separate unit of accounting if all of the following criteria were met: (1) the delivered item(s) had value to the customer on a standalone basis; (2) there was objective and reliable evidence of the fair value of the undelivered item(s); and (3) if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) was considered probable and substantially in our control. If these criteria were not met, the deliverable was combined with other deliverables in the arrangement and accounted for as a combined unit of accounting.

Multiple-element arrangements after January 1, 2011

Effective January 1, 2011, we follow the provisions of ASU No. 2009-13 for all multiple element agreements, including contract manufacturing, contract services and license agreements. Under the revised guidance, if the delivered item(s) has value to the customer on a standalone basis and if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

Accruals for Potential Disallowed Costs on Government Contracts

We have contracts with U.S. government agencies under which we bill for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. We have established accruals of approximately $49,000 at each of December 31, 2012 and 2011, to provide for potential disallowed costs. In the event that the final costs allowed are different from what we have estimated, we may need to make a change in our estimated accrual, which could also affect our results of operations and cash flow.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities including salaries and personnel-related costs, supplies and materials, outside services, costs of conducting preclinical and clinical trials, facilities costs and amortization of intangible assets. Research and development expenses are charged to operations as they are incurred.

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

Capitalization and Valuation of Long-Lived and Intangible Assets

Intangible assets with finite useful lives consist of capitalized legal costs incurred in connection with patents, patent applications pending and technology license agreements. Payments to acquire a license to use a proprietary technology are capitalized if the technology is expected to have alternative future use in research and development projects. We amortize costs of approved patents, patent applications pending and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2012, our largest group of intangible assets with finite lives included patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.7 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Total Revenues. Total revenues decreased $12.5 million, or 41.6%, to $17.5 million in 2012 from $30.0 million in 2011. Our license and royalty revenue decreased by $14.5 million which was primarily the result of the recognition of $25.3 million of revenue related to our TransVax™ license agreement with Astellas in 2011, compared to $10.7 million in license revenue recognized under the agreement in 2012. Our contract and grant revenue increased by $2.0 million which was primarily the result of a $3.0 million increase in contract service revenue recognized under our contracts with Astellas, which was partially offset by $1.1 million decrease in grant revenue.

Research and Development Expenses. Research and development expenses decreased $0.6 million, or 3.5%, to $17.3 million for 2012 from $18.0 million for 2011. This decrease was primarily due to lower costs related to contract services for various sub-studies and safety studies primarily related to Allovectin®.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $2.8 million, or 27.2%, to $13.1 million for 2012 from $10.3 million for 2011. This increase was primarily the result of a $1.6 million increase in costs recognized related to the production of TransVax™ under our service and supply agreement with Astellas. In addition, employee related expenses increased $0.9 million as a result of a higher average head count in 2012.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 10.0%, to $10.6 million for 2012 from $9.6 million for 2011. This increase was primarily the result of higher overall wages during the year ended December 31, 2012.

Investment and Other Income. Investment and other income decreased $5,000, or 0.9%, to $534,000 for 2012 from $539,000 for 2011.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2012, we have received approximately $215.7 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.0 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $86.1 million at December 31, 2012, compared with $56.4 million at December 31, 2011. The increase in our cash, cash equivalents and marketable securities for the year ended December 31, 2012, was primarily the result of the receipt of $48.7 million in net proceeds related to the sale of 13.9 million of our common shares in a public offering completed in January 2012.

Net cash used in operating activities was $17.6 million and $3.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in net cash used in operating activities for the year ended December 31, 2012, compared with the prior year period, was primarily the result of a $14.6 million decrease in license revenue related to our TransVax™ license agreements, which was partially offset by a decrease in accounts receivable.

Net cash used in investing activities was $26.6 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively. The increase in net cash used in investing activities for the year ended December 31, 2012, compared with the prior year, was primarily the result of an increase in net purchases of investments.

Net cash provided by financing activities was $48.7 million and $55,000 for the years ended December 31, 2012 and 2011, respectively. The increase in net cash provided by financing activities for the year ended December 31, 2012, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the year ended December 31, 2012.

A discussion of our exposure to auction rate securities is included in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an At-The-Market Equity Offering Sales Agreement with Stifel under which we may issue and sell up to $50,000,000 of shares of our common stock. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our current available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2014.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2012 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$16,388	$3,392	$6,988	$6,008	$ —
Unconditional purchase obligations[2]	978	978	—	—	—

Total contractual obligations	$17,366	$4,370	$6,988	$6,008	$ —

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at December 31, 2012, is approximately $15.1 million, of which approximately $7.2 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our three executive officers and two of our other executives. Under the agreements with the executive officers we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $3.2 million if each such executive officer and other executives were terminated at December  31, 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents, both restricted and non-restricted, marketable securities and long-term investments. The average maturity of our investments, excluding our auction rate securities, is approximately eight months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $310,000 lower than the reported fair value of our investments at December 31, 2012.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2012, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2012, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2012. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2012, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2012, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security investment portfolio is subject to uncertainties that are difficult to predict. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2012. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, rates of default of the underlying assets, discount rates, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by us.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 15, 2013

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$43,159	$38,696
Marketable securities, available-for-sale	37,639	8,733
Restricted cash	3,059	2,998
Receivables and other assets	2,152	3,130

Total current assets	86,009	53,557
Long-term investments	2,225	5,928
Property and equipment, net	5,284	6,226
Intangible assets, net	2,813	2,871
Other assets	191	191

Total assets	$96,522	$68,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,629	$6,362
Deferred revenue	150	99

Total current liabilities	5,779	6,461
Long-term liabilities:
Deferred rent	1,657	1,964
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,136 and 71,913 shares issued and outstanding at December 31, 2012 and 2011, respectively	861	719
Additional paid-in capital	435,915	384,087
Accumulated deficit	(347,937)	(325,038)
Accumulated other comprehensive income	247	580

Total stockholders’ equity	89,086	60,348

Total liabilities and stockholders’ equity	$96,522	$68,773

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenues:
Contract and grant revenue	$6,176	$4,223	$6,249
License and royalty revenue	11,343	25,795	2,462

Total revenues	17,519	30,018	8,711
Operating expenses:
Research and development	17,340	17,975	19,692
Manufacturing and production	13,055	10,267	11,436
General and administrative	10,557	9,598	8,798

Total operating expenses	40,952	37,840	39,926

Loss from operations	(23,433)	(7,822)	(31,215)
Other income (expense):
Investment and other income, net	534	539	830

Net loss	$(22,899)	$(7,283)	$(30,385)

Basic and diluted net loss per share	$(0.27)	$(0.10)	$(0.51)

Weighted average shares used in computing basic and diluted net loss per share	85,966	72,031	60,084

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Net loss	$(22,899)	$(7,283)	$(30,385)
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale and long-term marketable securities:
Unrealized gains (losses) arising during holding period	257	108	(35)
Less: Reversal of unrealized gains in accumulated other comprehensive income upon the sale of long-term marketable securities	(590)	—	(5)

Other comprehensive (loss) income	(333)	108	(40)

Total comprehensive loss	$(23,232)	$(7,175)	$(30,425)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2012

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2010	53,781	$538	$341,302	$(287,370)	$512	54,982
Net loss	—	—	—	(30,385)	—	(30,385)
Other comprehensive loss	—	—	—	—	(40)	(40)
Issuance of common stock	15,368	153	32,026	—	—	32,179
Exercise of stock options, warrants and issuance of common stock underlying restricted stock units	2,491	25	4,965	—	—	4,990
Non-cash compensation expense related to grant of equity based compensation	—	—	2,636	—	—	2,636

Balance at December 31, 2010	71,640	716	380,929	(317,755)	472	64,362

Net loss	—	—	—	(7,283)	—	(7,283)
Other comprehensive income	—	—	—	—	108	108
Exercise of stock options and issuance of common stock underlying restricted stock units	273	3	52	—	—	55
Non-cash compensation expense related to grant of equity based compensation	—	—	3,106	—	—	3,106

Balance at December 31, 2011	71,913	719	384,087	(325,038)	580	60,348

Net loss	—	—	—	(22,899)	—	(22,899)
Other comprehensive loss	—	—	—	—	(333)	(333)
Issuance of common stock	13,909	139	48,570	—	—	48,709
Exercise of stock options and issuance of common stock underlying restricted stock units	314	3	(32)	—	—	(29)
Non-cash compensation expense related to grant of equity based compensation	—	—	3,290	—	—	3,290

Balance at December 31, 2012	86,136	$861	$435,915	$(347,937)	$247	$89,086

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(22,899)	$(7,283)	$(30,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,984	2,298	2,808
Write-off of abandoned patents	71	75	148
Gain on sale of property and equipment	(9)	—	—
Compensation expense related to stock options and awards	3,290	3,106	2,636
Changes in operating assets and liabilities:
Receivables and other assets	977	(1,923)	409
Accounts payable and accrued expenses	(792)	(51)	(1,771)
Deferred revenue	51	99	(1,990)
Deferred rent	(247)	(169)	(83)

Net cash used in operating activities	(17,574)	(3,848)	(28,228)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	3,750	—	—
Maturities of marketable securities	22,495	20,429	31,815
Purchases of marketable securities	(51,842)	(24,598)	(18,549)
Purchases of property and equipment	(646)	(256)	(347)
Proceeds from the sale of property and equipment	9	—	—
Patent and licensed technology expenditures	(409)	(406)	(413)

Net cash (used in) provided by investing activities	(26,643)	(4,831)	12,506

Cash flows from financing activities:
Net proceeds from issuance of common stock	48,933	214	37,261
Payment of withholding taxes for net settlement of restricted stock units	(253)	(159)	(92)

Net cash provided by financing activities	48,680	55	37,169

Net increase (decrease) in cash and cash equivalents	4,463	(8,624)	21,447
Cash and cash equivalents at beginning of year	38,696	47,320	25,873

Cash and cash equivalents at end of year	$43,159	$38,696	$47,320

Supplemental information:
Interest paid	$—	$—	$—

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

Restricted Cash and Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of the lease for its facilities, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2012 and 2011, restricted cash of $3.1 million and $3.0 million, respectively, was pledged as collateral for the letter of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable securities and receivables. The Company invests its excess cash in debt instruments of financial institutions and of corporations with strong credit ratings, in U.S. government obligations, and in money market funds and certificates of deposits at financial institutions.

Property and Equipment

Property and equipment is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized using the straight-line method over the shorter of the life of the remaining lease term or the remaining useful life of the asset. Manufacturing equipment has estimated useful lives of ten years. All other property and equipment have estimated useful lives of 3 to 5 years. Maintenance and repairs of property and equipment are expensed as incurred.

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

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.1 million for each of the years ended December 31, 2012, 2011 and 2010, related to patents for which the value was deemed to be impaired. The Company believes the future cash flows to be received from its remaining long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any additional impairment losses.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company established accruals of approximately $49,000 at each of December 31, 2012 and 2011 to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 1.4 million, 1.4 million and 0.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted marketable securities, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2012 and 2011, are considered to reasonably approximate fair value because of the short term nature of those items.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2012, 2011 and 2010, has been reflected in the Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

Share-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

compensation expense related to RSUs includes an estimate for forfeitures and is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for each of the years ended December 31, 2012, 2011 and 2010.

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

	Years Ended December 31,
	2012	2011	2010
Assumptions:
Assumed risk-free interest rate	0.80%	1.90%	2.44%
Assumed volatility	72%	68%	66%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$10,135	$1	$—	$10,136
Government-sponsored enterprise securities	15,507	—	1	15,506
Corporate bonds	11,509	—	8	11,501
Certificate of deposit	496	—	—	496

	$37,647	$1	$9	$37,639

December 31, 2011	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,008	$2	$—	$1,010
Government-sponsored enterprise securities	7,200	—	2	7,198
Certificate of deposit	525	—	—	525

	$8,733	$2	$2	$8,733

At December 31, 2012, $17.9 million of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2012, 2011 and 2010. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2012 and 2011.

3. Long-Term Investments

As of December 31, 2012, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of December 31, 2012. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of December 31, 2012, none of which were realized during the year ended December 31, 2012. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $0.1 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at December 31, 2012, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$496	$—	$—	$496
Money market funds	18,500	—	—	18,500
U.S. treasuries	10,136	—	—	10,136
Corporate bonds	—	11,501	—	11,501
Government-sponsored enterprise securities	—	15,506	—	15,506
Auction rate securities	—	—	2,225	2,225

	$29,132	$27,007	$2,225	$58,364

	Fair Value Measurements
December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$525	$—	$—	$525
Money market funds	12,778	—	—	12,778
U.S. treasuries	1,010	—	—	1,010
Government-sponsored enterprise securities	—	7,198	—	7,198
Auction rate securities	—	—	5,928	5,928

	$14,313	$7,198	$5,928	$27,439

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2012. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

received from these third parties with respect to any of its level 2 securities at December 31, 2012. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2011	$5,928
Total net realized gains included in earnings	(590)
Total net unrealized gains included in other comprehensive income	47
Net transfers in and/out of Level 3	(3,160)

Balance at December 31, 2012	$2,225

Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2012	$—

The Company transferred $6.5 million of its long-term investments into the Level 3 category during the year ended December 31, 2008. Total unrealized losses of $0.5 million relate to Level 3 assets still held as of December 31, 2012. There were no unrealized losses related to Level 3 assets included in earnings for the year ended December 31, 2012, 2011 and 2010, respectively.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2012	2011
Equipment	$19,660	$19,147
Leasehold improvements	7,992	7,992

	27,652	27,139
Less accumulated depreciation and amortization	(22,368)	(20,913)

	$5,284	$6,226

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2012, 2011 and 2010, was $1.6 million, $1.6 million and $2.0 million, respectively.

Intangible assets consisted of the following at December 31 (in thousands):

	2012	2011
Licensed technology rights	$4,015	$4,015
Patent application costs	6,420	6,093

	10,435	10,108
Accumulated amortization licensed technology rights	(3,931)	(3,906)
Accumulated amortization patent costs	(3,691)	(3,331)

	$2,813	$2,871

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2012, 2011 and 2010, was $0.4 million, $0.7 million and $0.8 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2013 to 2017 is $0.4 million, $0.4 million, $0.3 million, $0.3 million and $0.2 million, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2012	2011
Employee compensation	$3,858	$3,653
Clinical trial accruals	660	1,681
Accounts payable	377	351
Deferred rent	307	247
Other accrued liabilities	427	430

	$5,629	$6,362

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

In 2012 the Company received a $10.0 million milestone payment upon finalization of the trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients. The Company is also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products. In addition, the Company has an option to co-promote TransVax™ in the United States. Under the terms of a supply and services agreement entered into by the Company and Astellas on the same date, the Company agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

However, the amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2012 and 2011, the Company recognized $10.7 million and $25.3 million, respectively, related to the license fee and know-how. The Company will recognize the amounts allocated to research and development services as revenues under the agreements as the related services are delivered and as reimbursements are received. During the years ended December 31, 2012 and 2011, the Company recognized $3.9 million and $2.7 million, respectively, of revenue related to contract services delivered. The Company will recognize as revenue the amounts allocated to the sales of drug product when the sale of that drug product has met all required specifications and the related title and risk of loss and damages have passed to Astellas. During the years ended December 31, 2012 and 2011, the Company recognized $1.8 million and $0.0 million, respectively, of revenue related to drug product delivered. The Company is eligible to receive additional cash payments upon the achievement of specified regulatory and commercial milestones. The Company has determined that each of the regulatory and commercial milestones meets the definition of a milestone and that each milestone is substantive in accordance with the milestone method of revenue recognition. Accordingly, the Company expects to recognize such regulatory and commercial milestone payments as revenues under the agreements upon achievement of each milestone.

AnGes Research and Development Agreement

On May 25, 2006, the Company entered into a research and development agreement, or R&D Agreement, with AnGes MG, Inc., or AnGes, whereby AnGes agreed to fund, up to certain limits, the Company’s Allovectin® Phase 3 clinical trial. The funding consisted of purchases by AnGes of $10.85 million of restricted shares of the Company’s common stock and additional non-refundable cash payments by AnGes of up to $11.8 million. The Company and AnGes have agreed to share project costs, up to certain limits, that are in excess of $22.6 million. All of the funding provided by AnGes, including those funds used to purchase the Company’s common stock, must be used for actual and documented costs related to the conduct of the Allovectin® Phase 3 trial.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company has received total cash installments of $11.8 million from AnGes under the agreement. Revenue of $0.0 million, $0.0 million and $2.0 million has been recognized during the years ended December 31, 2012, 2011 and 2010, respectively, based on the ratio of actual costs incurred to total estimated costs expected to be incurred.

U.S. Navy

In 2009, the Company entered into a Cooperative Research and Development Agreement, or CRADA, with the Naval Medical Research Center, or NMRC, to develop an H1N1 DNA vaccine formulated with the Company’s Vaxfectin® adjuvant. Under the agreement, the Company was obligated to manufacture the vaccine and adjuvant, perform preclinical studies, file an IND with the FDA, and develop a clinical immunoassay. These activities were being funded under a $1.3 million contract with the U.S. government. NMRC plans to utilize the vaccine in a Phase 1 clinical trial which began in 2010. The Company recognized $0.7 million in revenue related to this contract in 2010.

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

Government Grants

In 2008, the Company was awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The grant period was extended to allow preclinical development to continue for a third year. The grant will fund the ongoing development of the Company’s immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, or HSV-2. The Company recognized $0.0 million, $0.2 million and $0.7 million in revenue under this grant in 2012, 2011 and 2010, respectively.

In 2007, the Company was awarded funding for a three-year, $6.0 million grant from the NIAID for development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. The grant period was extended to allow preclinical development to continue for a fourth year. The Company recognized $0.0 million, $0.9 million and $1.5 million in revenue under this grant in 2012, 2011 and 2010, respectively.

In-licensing Agreements

City of Hope

In 2003 the Company licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by the Company under the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if the Company ceases to operate, fails to make payments when due or materially breaches the agreement. Subject to certain conditions, the Company may terminate the agreement early at any time upon prior written notice to the City of Hope. The Company is also obligated to pay a low double-digit percentage of any payments it receives from the sub-license of products that incorporate the licensed technology. The Company paid the City of Hope $2.6 million, $2.0 million and $0.1 million under the agreement for the years ended December 31, 2012, 2011 and 2010, respectively.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under all of its in-license agreements in place at December 31, 2012, is approximately $15.1 million, of which approximately $7.2 million is related to the Company’s independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. The lease expires in August 2017. The Company has the option to renew the lease for three additional five-year periods beyond its expiration.

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $2.0 million difference between the base rent paid and the rent expensed through December 31, 2012 is recorded as deferred rent in the balance sheet. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2.9 million, $2.9 million and $2.9 million, respectively.

At December 31, 2012, future minimum rental payments due under the Company’s facilities lease were as follows (in thousands):

Year ending December 31,
2013	$3,372
2014	3,440
2015	3,509
2016	3,579
2017	2,417
Thereafter	—

Total lease payments	$16,317

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

8. Stockholders’ Equity

As of the date of this filing the Company has on file a shelf registration statement that allows it to raise up to an additional $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company may issue and sell up to $50,000,000 of shares of its common stock from time to time. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the Nasdaq Global Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Any sales other than by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, will require the Company’s prior consent. Stifel is obligated to use commercially reasonable efforts in conducting sales activities consistent with its normal trading and sales practices. The Sales Agreement may be terminated by the Company upon prior notice to Stifel or by Stifel upon prior notice to the company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the company.

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

9. Stock Based Compensation

On December 31, 2012, the Company had two stock-based compensation plans, which are described below. Total stock-based compensation expense of $3.3 million, $3.1 million and $2.6 million was recognized for the years ended December 31, 2012, 2011 and 2010, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Research and development	$1,035	$947	$727
Manufacturing and production	207	165	281
General and administrative	2,048	1,994	1,628

Total stock-based compensation expense	$3,290	$3,106	$2,636

Cash received from options exercised	$221	$212	$35

Stock Plan and Directors’ Stock Option Plan

The Company has a stock incentive plan, under which 15,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. As of December 31, 2012 there were 13,702,618 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2012, 2011, and 2010 the Company granted RSUs covering an aggregate of 258,456, 545,780, and 438,329 shares of common stock, respectively. These RSUs vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2012, 2011, and 2010 was approximately $0.8 million, $1.1 million and $0.9 million, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2012, 2011 and 2010:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2009	4,300,352	$5.67
Granted	1,722,204	$3.35
Exercised	(20,123)	$1.75
Forfeited	(816,328)	$11.10

Outstanding December 31, 2010	5,186,105	$4.06

Granted	2,052,000	$2.34
Exercised	(74,386)	$2.85
Forfeited	(208,619)	$5.77

Outstanding December 31, 2011	6,955,100	$3.51

Granted	1,687,257	$3.50
Exercised	(96,345)	$2.29
Forfeited	(549,443)	$5.94

Outstanding December 31, 2012	7,996,569	$3.36

Vested and unvested options expected to vest as of December 31, 2012	7,667,133	$3.37

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2012, 2011 and 2010, were 5,031,587 shares at $3.55, 3,895,520 shares at $4.26, and 2,899,922 shares at $4.84, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2012, was 6.5 years and 5.3 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2012, was 6.4 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012, was $2.4 million and $1.6 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to unvested options was $2.1 million, which is expected to be recognized over a weighted-average period of 1.42 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2012, 2011 and 2010, was $1.88, $1.21 and $1.73 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was $121,000, $124,000 and $9,000, respectively. At December 31, 2012, there were 4,742,239 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2012, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2011	804,224	$2.59
Granted	258,456	$3.53
Vested	(423,457)	$2.70
Cancelled	(46,951)	$2.74

Unvested at December 31, 2012	592,272	$2.91

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2012, 2011 and 2010, was $0.9 million, $1.3 million and $1.5 million, respectively. As of December 31, 2012, the total unrecognized compensation cost related to unvested RSUs was $0.9 million, which is expected to be recognized over a weighted average period of 1.80 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2012, 2011 and 2010, was $1.1 million, $1.0 million and $0.5 million, respectively. As of December 31, 2012, there were 371,538 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

10. Income Taxes

At December 31, 2012, the Company had deferred tax assets of $106.7 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $101.2 million and $33.3 million of its net operating loss carryforwards will expire unused under Section 382 for federal and California purposes, respectively. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $12.6 million and $0.2 million of its research and development credits and other tax credits will expire unused under Section 383 for federal and California purposes, respectively. As a result of the Section 382 analysis completed during 2012, the Company has included in the deferred tax asset schedule the deferred tax assets for net operating losses of $67.1 million and tax credits of $16.4 million which were previously removed from the deferred tax asset schedule. There was a corresponding increase in the valuation allowance as a result. The company has not performed a Section 382 analysis through December 31, 2012. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed an analysis of uncertain tax positions related to the net operating losses and credits recorded as deferred tax assets. If such analysis is performed at a later date and an uncertain tax position is identified, the related deferred tax asset would be reduced along with a corresponding reduction in the valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2012 and 2011, and has not recognized interest and/or penalties in its statement of operations for any of the years ended December 31, 2012, 2011 or 2010.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1996 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

Significant components of the Company’s deferred tax assets as of December 31, 2012 and 2011 are listed below. A valuation allowance of $106.7 million and $6.2 million at December 31, 2012 and 2011, respectively,

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2012	2011
Net operating losses	$76,152	$—
Credit carryovers	18,405	—
Depreciation and amortization	8,210	2,604
Accruals and reserves	414	366
Capital loss carryover	45	45
Other	3,501	3,182

Total deferred tax assets	106,727	6,197
Less valuation allowance	(106,727)	(6,197)

Net deferred tax assets (1)	$—	$—

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31(in thousands):

	2012	2011	2010
Computed “expected” tax benefit	$(7,712)	$(2,606)	$(10,331)
State income taxes, net of federal benefit	451	(545)	(2,117)
Tax effect of:
Change in valuation allowance (1)	(37,179)	2,185	12,987
Expiration of prior year credits and net operating losses	45,382	1,880	1,838
Research and development and other tax credits carryovers	(1,097)	(1,468)	(2,519)
Stock compensation	358	297	294
Other	(203)	257	(152)

Provision for income taxes	$—	$—	$—

(1)	The increase in the valuation allowance related to prior year net operating loss carryforwards and tax credits is not included in the change in the valuation allowance. See above explanation.

As of December 31, 2012 and 2011, the Company had available federal net operating loss carryforwards of approximately $285.8 million and $265.0 million, respectively, which expire from 2018 through 2032. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $25.0 million and $23.7 million as of December 31, 2012 and 2011, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2013 through 2032 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $261.6 million and $234.2 million as of December 31, 2012 and 2011, respectively, which expire from 2013 to 2032. In addition, the Company had California research and development credits and manufacturers’ investment credits of approximately $8.6 million and $8.1 million as of December 31, 2012 and 2011, respectively, to reduce future California income tax, if any. Due to Section 382 and 383 limitations some of these net operating loss carryforwards and research and development credits may expire unused. The manufacturers’ investment credits expire in 2013. The California research and development credits do not expire.

The Company generated windfall tax benefits from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The net operating loss carryforwards related to these windfall tax benefits of approximately $1.2 million are included in the net operating loss carryforwards disclosed above.

The American Taxpayer Relief Act of 2012, which retroactively reinstated the United States federal research and development tax credit from January 1, 2012 through December 31, 2013, was not enacted into law until the first quarter of 2013. Therefore the deferred tax asset and corresponding increase in the valuation allowance for the amount of the credit generated in 2012 will not be reflected until 2013.

11. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million for each the years ended 2012, 2011 and 2010.

12. Summary of Unaudited Quarterly Financial Information

The following is a summary of the Company’s unaudited quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2012:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$11,460	$1,565	$2,175	$2,319
Total operating expenses	11,600	9,502	9,955	9,895
Net income (loss)	244	(7,868)	(7,726)	(7,549)
Basic net income (loss) per share (1)	(0.00)	(0.09)	(0.09)	(0.09)
Diluted net income (loss) per share (1)	(0.00)	(0.09)	(0.09)	(0.09)

2011:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$649	$818	$26,619	$1,932
Total operating expenses	9,366	9,269	10,227	8,978
Net income (loss)	(8,694)	(8,406)	16,431	(6,614)
Basic net income (loss) per share (1)	(0.12)	(0.12)	0.23	(0.09)
Diluted net income (loss) per share (1)	(0.12)	(0.12)	0.22	(0.09)

(1)	Net income (loss) per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012. That report is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Vical Incorporated as of December 31, 2012 and 2011, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 of Vical Incorporated and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 15, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders, or our Proxy Statement.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following independent auditors’ reports and financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for each of the three years in the period ended December 31, 2012

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2012

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2012

Statements of Cash Flows for each of the three years in the period ended December 31, 2012

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

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(7)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(16)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(7)	Specimen Common Stock Certificate.

10.1(38)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.3(11)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.4(24)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.5(25)[a]	Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.6(26)[a]	First amendment dated December 17, 2010 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.7(27)[a]	Second amendment dated June 16, 2011 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

Exhibit Number	Description of Document
10.8(36)[a]	Third amendment effective December 31, 2011 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.9(37)[a]	Fourth amendment effective June 30, 2012 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.10[a]	Fifth amendment effective January 1, 2013 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.11(4)[b]	Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.12(1)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.14(1)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

10.16(5)	Research, Option and License Agreement dated September 29, 1994, between the Company and Pasteur Mérieux Sérums & Vaccins (subsequently Sanofi Pasteur).

10.17(6)	Amendment dated April 27, 1994, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.19(13)[b]	Amendment dated November 3, 1997, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.23(9)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.26(10)[b]	Amendment No. 4 dated December 7, 2001, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.27(10)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.29(17)[a]	Restated employment letter dated January 9, 2009, between the Company and Alain Rolland.

10.30(11)[b]	Amendment No. 5 dated September 23, 2002, to Research, Option and License Agreement between the Company and Sanofi Pasteur (formerly Pasteur Mérieux Sérums & Vaccins).

10.32(12)[b]	Fourth Amendment dated August 20, 2003, to Research Collaboration and License Agreement dated May 31, 1991, between the Company and Merck & Co., Inc.

10.36(13)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.41(14)[b]	License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.45(21)[a]	Restated employment letter dated January 9, 2009, by and between Vical Incorporated and Jill M. Broadfoot.

10.46(15)[b]	Fifth Amendment dated September 8, 2005, to Research Collaboration and License Agreement dated May 31, 1991, by and between Vical Incorporated and Merck & Co., Inc.

10.47(18)[b]	Amendment dated February 20, 2006, to License Agreement dated May 24, 2005, between the Company and AnGes MG, Inc.

10.50(19)[b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

Exhibit Number	Description of Document
10.54(8)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

10.56(20)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.57(22)[b]	License Agreement dated February 14, 2006, between the Company and the Regents of the University of Michigan.

10.58(3)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.59(3)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.63(28)[b]	U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.64(29)[b]	Ex-U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.65(30)[b]	Supply and Services Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.66(31)[b]	Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.67(32)	Underwriting Agreement, dated January 6, 2012.

10.68(33)	Letter agreement dated July 5, 2011, related to the License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.69(34)	Letter agreement dated July 7, 2011, related to the Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.70(35)	Letter agreement dated July 12, 2011, related to the U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.71(39)	1st Amendment dated August 6, 2012, to U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.72(40)	1st Amendment dated August 6, 2012, to Ex-U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.73(41)	1st Amendment dated August 6, 2012, to Supply and Services Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.74(42)	At-The-Market Equity Offering Sales Agreement dated November 7, 2012, between the Company and Stifel, Nicolaus & Company, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jill M. Broadfoot, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(4)	Incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (No. 0-21088).
(5)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6)	Incorporated by reference to Exhibit A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (No. 0-21088).
(7)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(8)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(10)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(11)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(12)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(14)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
(15)	Incorporated by reference to Exhibits 10.3 – 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2005.
(16)	Incorporated by reference to Exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(17)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(18)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(19)	Incorporated by reference to the exhibit of the same number to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(20)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.

(21)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(22)	Incorporated by reference to the exhibit of the same number to the Company’s Amendment No.1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(24)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(25)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(26)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(29)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(30)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(31)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(32)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 9, 2012.
(33)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(34)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(35)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(36)	Incorporated by reference to the exhibit of the same number to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(37)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(38)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 31, 2012.
(39)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(40)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(41)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(42)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Date: February 15, 2013

VICAL INCORPORATED

By:	/S/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2013

/S/ JILL M. BROADFOOT Jill M. Broadfoot	Senior Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	February 15, 2013

/S/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	February 15, 2013

/S/ ROBERT H. CAMPBELL Robert H. Campbell	Director	February 15, 2013

/S/ GARY A. LYONS Gary A. Lyons	Director	February 15, 2013

/S/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	February 15, 2013

/S/ GEORGE J. MORROW George J. Morrow	Director	February 15, 2013