Form 10-Q
period 2013-03-31
VICAL INC
filed 2013-05-10
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Total shares of common stock outstanding at April 22, 2013: 86,448,194

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$47,026	$43,159
Marketable securities, available-for-sale	25,352	37,639
Restricted cash	3,059	3,059
Receivables and other assets	2,390	2,152

Total current assets	77,827	86,009
Long-term investments	2,197	2,225
Property and equipment, net	5,042	5,284
Intangible assets, net	2,742	2,813
Other assets	191	191

Total assets	$87,999	$96,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,109	$5,629
Deferred revenue	167	150

Total current liabilities	5,276	5,779
Long-term liabilities:
Deferred rent	1,569	1,657
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,311 and 86,136 shares issued and outstanding at March 31, 2013, and December 31, 2012, respectively	863	861
Additional paid-in capital	437,276	435,915
Accumulated deficit	(357,219)	(347,937)
Accumulated other comprehensive income	234	247

Total stockholders’ equity	81,154	89,086

Total liabilities and stockholders’ equity	$87,999	$96,522

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Contract and grant revenue	$1,136	$1,221
License and royalty revenue	438	10,239

Total revenues	1,574	11,460
Operating expenses:
Research and development	3,650	6,428
Manufacturing and production	3,713	2,472
General and administrative	3,518	2,700

Total operating expenses	10,881	11,600

Loss from operations	(9,307)	(140)
Other income (expense):
Investment and other income, net	25	384

Net income (loss)	$(9,282)	$244

Basic net income (loss) per share	$(0.11)	$0.00

Diluted net income (loss) per share	$(0.11)	$0.00

Weighted average shares used in computing basic net income (loss) per share	86,638	84,519

Weighted average shares used in computing diluted net income (loss) per share	86,638	86,124

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$(9,282)	$244
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale and long-term marketable securities:
Unrealized (losses) gains arising during holding period	(13)	196
Less: Reversal of unrealized losses in accumulated other comprehensive loss upon the sale of long-term marketable securities included in investment and other income	—	(590)

Other comprehensive loss	(13)	(394)

Total comprehensive loss	$(9,295)	$(150)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(9,282)	$244
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	506	493
Write-off of abandoned patents	81	20
Gain on sale of property and equipment	—	(6)
Compensation expense related to stock options and awards	1,138	920
Changes in operating assets and liabilities:
Receivables and other assets	(238)	(10,412)
Accounts payable and accrued expenses	(535)	889
Deferred revenue	17	(99)
Deferred rent	(72)	(57)

Net cash used in operating activities	(8,385)	(8,008)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	3,750
Maturities of marketable securities	12,594	5,261
Purchases of marketable securities	(293)	(17,659)
Purchases of property and equipment	(164)	(135)
Proceeds from the sale of property and equipment	—	6
Patent expenditures	(110)	(97)

Net cash provided by (used in) investing activities	12,027	(8,874)

Cash flows from financing activities:
Net proceeds from issuance of common stock	328	48,770
Payment of withholding taxes for net settlement of restricted stock units	(103)	(109)

Net cash provided by financing activities	225	48,661

Net increase in cash and cash equivalents	3,867	31,779
Cash and cash equivalents at beginning of period	43,159	38,696

Cash and cash equivalents at end of period	$47,026	$70,475

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2013

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

The unaudited financial statements at March 31, 2013, and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of March 31, 2013, and December 31, 2012, restricted cash of $3.1 million was pledged as collateral for this letter of credit.

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

The delivered item(s) must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents totaling 1.6 million shares for the three months ended March 31, 2013, were excluded from the calculation of diluted net loss per share because of their antidilutive effect. Common stock equivalents totaling 1.6 million shares for the three months ended March 31, 2012, were included in the calculation of diluted net income per share.

Recent Accounting Pronouncement

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU No. 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s financial position or results of operations. The Company elected to present the information required by ASU No. 2013-02 in the Statements of Comprehensive Loss.

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$312	$287
Manufacturing and production	68	49
General and administrative	758	584

Total stock-based compensation expense	$1,138	$920

During the three months ended March 31, 2013 and 2012, the Company granted stock-based awards with a total estimated value of $3.1 million and $3.6 million, respectively. At March 31, 2013, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.3 million, which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based awards granted during the three months ended March 31, 2013 and 2012, were equal to 1.8% and 1.9%, respectively, of outstanding shares of common stock at the end of the applicable period.

3.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Employee compensation	$2,392	$3,858
Post-termination benefit accrual	463	—
Clinical trial accrual	708	660
Accounts payable	645	377
Deferred rent	322	307
Other accrued liabilities	579	427

Total accounts payable and accrued expenses	$5,109	$5,629

4.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$7,574	$2	$—	$7,576
Government-sponsored enterprise securities	7,751	—	—	7,751
Corporate bonds	9,246	—	6	9,240
Certificates of deposit	785	—	—	785

	$25,356	$2	$6	$25,352

December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$10,135	$1	$—	$10,136
Government-sponsored enterprise securities	15,507	—	1	15,506
Corporate bonds	11,509	—	8	11,501
Certificates of deposit	496	—	—	496

	$37,647	$1	$9	$37,639

At March 31, 2013, $7.8 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2013. As of March 31, 2013, none of the securities had been in a continuous unrealized loss position longer than one year.

5.       LONG-TERM INVESTMENTS

In March 2012, the Company sold two auction rate securities classified as long-term investments with a par value of $4.0 million. Included in interest and other income for the three months ended March 31, 2012, is a gain of $0.3 million related to the sale.

As of March 31, 2013, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of March 31, 2013. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of March 31, 2013, none of which were recognized during the three months ended March 31, 2013. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized losses of $17,000 and $6,000 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at March 31, 2013, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$785	$—	$—	$785
Money market funds	19,816	—	—	19,816
U.S. treasuries	7,576	—	—	7,576
Corporate bonds	—	9,240	—	9,240
Government-sponsored enterprise securities	—	7,751	—	7,751
Auction rate securities	—	—	2,197	2,197

	$28,177	$16,991	$2,197	$47,365

	Fair Value Measurements
December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$496	$—	$—	$496
Money market funds	18,500	—	—	18,500
U.S. treasuries	10,136	—	—	10,136
Corporate bonds	—	11,501	—	11,501
Government-sponsored enterprise securities	—	15,506	—	15,506
Auction rate securities	—	—	2,225	2,225

	$29,132	$27,007	$2,225	$58,364

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2013. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at March 31, 2013. The Company did not reclassify any investments between level categories during the three months ended March 31, 2013. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ended March 31, 2013
Balance at December 31, 2012	$2,225
Total net unrealized losses included in other comprehensive income	(28)

Balance at March 31, 2013	$2,197

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

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

In November 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company may issue and sell up to $50,000,000 of shares of its common stock from time to time. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the Nasdaq Global Select Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of TransVax™ in hematopoietic stem cell transplant recipients. The Company recognized $0.1 million and $10.1 million in license revenue under the Astellas agreements during the three months ended March 31, 2013 and 2012, respectively.

Under the terms of the agreements, the Company is also performing research and development services which are being paid for by Astellas. During the three months ended March 31, 2013 and 2012, the Company recognized $1.1 million and $1.0 million, respectively, of revenue related to these contract services.

In August 2012, the Company amended its license and supply agreements with Astellas to, among other things, extend the time period that the Company is obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, modify the allocation of $95.0 million of milestone payments among certain milestones through commercial launch and modify the structure of the royalties on net sales from a fixed double digit royalty to tiered double digit royalties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 20 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical

Corporate Collaborations

TransVax™ therapeutic vaccine for CMV	Protect against CMV infection after stem cell transplants	Phase 3 preparation	Astellas

TransVax™ therapeutic vaccine for CMV	Protect against CMV infection after solid organ transplants	Phase 2 preparation	Astellas

Collategene® angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

Government Collaboration

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

Recent Events

The following event has recently occurred with respect to our business and our development programs:

•	Effective January 2, 2013, listing of our common stock was transferred to the NASDAQ Global Select Market, the highest of the three market tiers at NASDAQ.

•

In February 2013, we announced the publication of a new article in the journal Vaccine detailing results from our completed guinea pig studies with our Vaxfectin®-formulated plasmid DNA vaccines against HSV-2. These results, along with previously published results from mouse studies, support our decision to advance toward clinical testing, which we expect to begin in the second half of 2013.

•

On March 15, 2013, Jill M. Broadfoot notified us that she was resigning as the Company’s Senior Vice President, Chief Financial Officer and Secretary. On the same date, we entered into a separation agreement with Ms. Broadfoot. Pursuant to the terms of the separation agreement, Ms. Broadfoot’s last day of employment was April 1, 2013.

•

The National Institute of Allergy and Infectious Diseases, or NIAID, part of the National Institutes of Health, or NIH, began a Phase 2b DNA-prime, adenovirus-boost HIV vaccine study in August 2009. In April 2013, the NIAID announced that it stopped administering injections in this clinical trial because an independent data and safety monitoring board found during a scheduled interim review that the vaccine regimen did not prevent HIV infection nor reduce viral load among vaccine recipients who became infected with HIV.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $217.3 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended
	March 31,
Source	2013	2012
Astellas supply and services contract	$1.1	$1.0
Other contract and grants	0.1	0.2

Total contract and grant revenues	1.2	1.2

Astellas license	$0.1	$10.1
Other royalties and licenses	0.3	0.2

Total royalty and license revenues	0.4	10.3

Total revenues	$1.6	$11.5

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended
	March 31,
Program	2013	2012
Allovectin®	$5.0	$4.0
CMV	1.3	3.8
Other research, development, manufacturing and production	1.1	1.1

Total research, development, manufacturing and production	$7.4	$8.9

Since our inception through March 31, 2013, we estimate that we have spent approximately $480 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and HSV-2, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing TransVax™, CyMVectin™, and HSV-2 vaccine candidates, and these programs, excluding TransVax™ which we licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through March 31, 2013, we have spent approximately $171 million on our Allovectin® program and $75 million on our CMV programs.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2013, Compared with Three Months Ended March 31, 2012

Total Revenues. Total revenues decreased $9.9 million to $1.6 million for the three months ended March 31, 2013, from $11.5 million for the three months ended March 31, 2012. This decrease was primarily the result of the recognition of $10.1 million of license revenue during the three months ended March 31, 2012 related to our TransVax™ license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $2.8 million, or 43.2%, to $3.7 million for the three months ended March 31, 2013, from $6.4 million for the three months ended March 31, 2012. This decrease was primarily due to a sub-license payment we made to the City of Hope related to the license of our TransVax™ program to Astellas during the three months ended March 31, 2012.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.2 million, or 50.2%, to $3.7 million for the three months ended March 31, 2013, from $2.5 million for the three months ended March 31, 2012. This increase was primarily the result of an increase in contract manufacturing expenses and a decrease in capitalized manufacturing costs associated with our license agreements with Astellas during the three months ended March 31, 2013.

General and Administrative Expenses. General and administrative expenses increased $0.8 million, or 30.3%, to $3.5 million for the three months ended March 31, 2013, from $2.7 million for the three months ended March 31, 2012. This increase was primarily the result of post-termination benefit costs accrued related to the resignation of our Chief Financial Officer and higher employee related compensation costs.

Investment and Other Income, Net. Investment and other income, net decreased $359,000 to $25,000 for the three months ended March 31, 2013, from $384,000 for the three months ended March 31, 2012. This decrease was primarily the result of a gain recognized on the sale of auction rate securities during the three months ended March 31, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through March 31, 2013, we have received approximately $217.3 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.3 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $77.6 million at March 31, 2013, compared with $86.1 million at December 31, 2012. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2013, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $8.4 million and $8.0 million for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2013, compared with the prior year period, was primarily the result of a $10.0 million decrease in license revenue related to our TransVax™ license agreements, which was partially offset by a $10.2 million decrease in accounts receivable related to our TransVax™ license agreements.

Net cash provided by (used in) investing activities was $12.0 million and $(8.9) million for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash provided by investing activities for the three months ended March 31, 2013, compared with the prior year period, was primarily the result of an increase in net maturities of marketable securities.

Net cash provided by financing activities was $0.2 million and $48.7 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in net cash provided by financing activities for the three months ended March 31, 2013, compared with the prior year period, was the result of net proceeds received from the sale of our common stock in a public offering during the three months ended March 31, 2012.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2014.

In November 2012, we entered into an At-The-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may issue and sell up to $50,000,000 of shares of our common stock from time to time. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the Nasdaq Global Select Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Any sales other than by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, will require our prior consent. Stifel is obligated to use commercially reasonable efforts in conducting sales activities consistent with its normal trading and sales practices. The Sales Agreement may be terminated by us upon prior notice to Stifel or by Stifel upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the company.

The Sales Agreement provides that Stifel will be entitled to compensation for its services in an amount of 2.5% of the gross proceeds from the sale of shares sold through Stifel under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement, and may at any time suspend offers under the Sales Agreement. We agreed in the Sales Agreement to provide indemnification and contribution to Stifel against certain liabilities, including liabilities under the Securities Act, and to reimburse Stifel for certain legal expenses incurred in connection with the Sales Agreement.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at March 31, 2013, is approximately $14.9 million, of which approximately $7.1 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with each of our two executive officers and four of our other executives. Under the agreements with the executive officers, we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.8 million if each such executive officer and other executive were terminated at March 31, 2013.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our investments at March 31, 2013.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2013, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2013, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2013. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC.

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

Our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010. We have an allowed Investigational New Drug Application for CyMVectin™ and have begun preclinical work on a HSV-2 vaccine. We may not conduct Phase 1 CyMVectin™ or HSV-2 vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of these product candidates, it could have a material adverse impact on our business prospects. In particular, we believe that our near-term prospects are substantially dependent on the results of our Phase 3 clinical trial for Allovectin. If we do not meet our pre-specified endpoints of the trial or the results are otherwise negative or are perceived negatively, our stock price could decline significantly.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $22.9 million, $7.3 million and $30.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of March 31, 2013, we had incurred cumulative net losses totaling approximately $357.2 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

In November 2012, we entered into a Sales Agreement with Stifel, under which we may issue and sell up to $50.0 million of our common stock from time to time. However, Stifel is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

We have no experience in filing a Biologics License Application, or BLA, or NDA with the FDA. Because a BLA or NDA must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

As of March 31, 2013, we were the assignee or co-assignee of 85 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2013, we were also prosecuting 56 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

In addition, the Leahy-Smith America Invents Act, or AIA, was signed into law on September 16, 2011, and significantly changed certain aspects of the United States patent laws. These changes include, but are not limited to, authorizing fee setting authority to the United States Patent Office, transitioning the United States to a first-inventor-to-file patent system, expanding the scope of prior art that may be utilized against a pending patent application, and adding post-patent grant proceedings before the Patent Office in which third parties may challenge the validity of the granted patent. It is not clear, what, if any, impact the AIA will have on the cost of prosecuting our patent applications, our ability to obtain patents based on our patent applications, and our ability to enforce or defend our issued or granted United States patents. An inability to obtain, enforce, and defend patents covering our proprietary technologies would materially and adversely affect our business prospects and financial condition.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2013, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2013, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2010, to March 31, 2013, our stock price has ranged from $1.70 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(3)[a]	Separation Letter Agreement between Vical Incorporated and Jill M. Broadfoot dated March 15, 2013.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K filed on March 15, 2013.
[a]	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 10, 2013	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)