Form 10-Q
period 2013-06-30
VICAL INC
filed 2013-08-01
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☒             Non-accelerated filer  ☐             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at July 25, 2013: 86,711,402

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$45,033	$43,159
Marketable securities, available-for-sale	19,406	37,639
Restricted cash	3,059	3,059
Receivables and other assets	2,083	2,152

Total current assets	69,581	86,009
Long-term investments	2,037	2,225
Property and equipment, net	4,735	5,284
Intangible assets, net	2,741	2,813
Other assets	191	191

Total assets	$79,285	$96,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,984	$5,629
Deferred revenue	75	150

Total current liabilities	6,059	5,779
Long-term liabilities:
Deferred rent	1,483	1,657
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,495 and 86,136 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	865	861
Additional paid-in capital	437,844	435,915
Accumulated deficit	(367,100)	(347,937)
Accumulated other comprehensive income	134	247

Total stockholders’ equity	71,743	89,086

Total liabilities and stockholders’ equity	$79,285	$96,522

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Contract and grant revenue	$1,170	$1,364	$2,306	$2,585
License and royalty revenue	286	201	724	10,440

Total revenues	1,456	1,565	3,030	13,025
Operating expenses:
Research and development	3,930	3,791	7,580	10,219
Manufacturing and production	3,891	2,933	7,604	5,405
General and administrative	3,478	2,778	6,996	5,478

Total operating expenses	11,299	9,502	22,180	21,102

Loss from operations	(9,843)	(7,937)	(19,150)	(8,077)
Other income (expense):
Investment and other income, net	(38)	69	(13)	453

Net loss	$(9,881)	$(7,868)	$(19,163)	$(7,624)

Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.22)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	86,730	86,282	86,623	85,412

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(9,881)	$(7,868)	$(19,163)	$(7,624)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale and long-term marketable securities:
Unrealized (losses) gains arising during holding period	(100)	38	(113)	234
Less: Reversal of unrealized losses in accumulated other comprehensive loss upon the sale of long-term marketable securities included in investment and other income	—	—	—	(590)

Other comprehensive (loss) gain	(100)	38	(113)	(356)

Total comprehensive loss	$(9,981)	$(7,830)	$(19,276)	$(7,980)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(19,163)	$(7,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,023	981
Write-off of abandoned patents	82	22
Gain on sale of property and equipment	—	(8)
Compensation expense related to stock options and awards	1,954	1,843
Changes in operating assets and liabilities:
Receivables and other assets	69	(647)
Accounts payable and accrued expenses	325	(1,328)
Deferred revenue	(75)	(99)
Deferred rent	(144)	(114)

Net cash used in operating activities	(15,929)	(6,974)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	3,750
Maturities of marketable securities	21,346	9,470
Purchases of marketable securities	(3,037)	(27,211)
Purchases of property and equipment	(273)	(433)
Proceeds from the sale of property and equipment	—	8
Patent expenditures	(212)	(209)

Net cash provided by (used in) investing activities	17,824	(14,625)

Cash flows from financing activities:
Net proceeds from issuance of common stock	380	48,772
Payment of withholding taxes for net settlement of restricted stock units	(401)	(152)

Net cash (used in) provided by financing activities	(21)	48,620

Net increase in cash and cash equivalents	1,874	27,021
Cash and cash equivalents at beginning of period	43,159	38,696

Cash and cash equivalents at end of period	$45,033	$65,717

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2013

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

The unaudited financial statements at June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of June 30, 2013, and December 31, 2012, restricted cash of $3.1 million was pledged as collateral for this letter of credit.

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

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory and commercial events. The Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: (1) the consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 1.4 million and 1.1 million for the three months ended June 30, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.5 million and 1.4 million for the six months ended June 30, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect.

Recent Accounting Pronouncement

Effective January 1, 2013, the Company adopted Accounting Standards Update, or ASU, No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU No. 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s financial position or results of operations. The Company elected to present the information required by ASU No. 2013-02 in the Statements of Comprehensive Loss.

2.      STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$242	$272	$554	$558
Manufacturing and production	60	56	128	106
General and administrative	514	595	1,272	1,179

Total stock-based compensation expense	$816	$923	$1,954	$1,843

During the six months ended June 30, 2013 and 2012, the Company granted stock-based awards with a total estimated value of $3.8 million and $3.9 million, respectively. At June 30, 2013, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $4.1 million, which is expected to be recognized over a weighted-average period of 1.5 years. Stock-based awards granted during the six months ended June 30, 2013 and 2012, were equal to 2.2% of the outstanding shares of common stock at the end of the applicable period.

3.      OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Employee compensation	$2,877	$3,858
Post-termination benefit accrual	252	—
Clinical trial accrual	644	660
Accounts payable	1,295	377
Deferred rent	337	307
Other accrued liabilities	579	427

Total accounts payable and accrued expenses	$5,984	$5,629

4.      MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

June 30, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$6,528	$2	$—	$6,530
Government-sponsored enterprise securities	7,000	—	3	6,997
Corporate bonds	4,859	—	6	4,853
Certificates of deposit	1,026	—	—	1,026

	$19,413	$2	$9	$19,406

December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$10,135	$1	$—	$10,136
Government-sponsored enterprise securities	15,507	—	1	15,506
Corporate bonds	11,509	—	8	11,501
Certificates of deposit	496	—	—	496

	$37,647	$1	$9	$37,639

At June 30, 2013, $6.7 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2013. As of June 30, 2013, none of the securities had been in a continuous material unrealized loss position longer than one year.

5.      LONG-TERM INVESTMENTS

In March 2012, the Company sold two auction rate securities classified as long-term investments with a par value of $4.0 million. Included in interest and other income for the six months ended June 30, 2012, is a gain of $0.3 million related to the sale.

As of June 30, 2013, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of June 30, 2013. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.6 million as of June 30, 2013. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized (losses) gains of $(113,000) and $36,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at June 30, 2013, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,026	$—	$—	$1,026
Money market funds	17,845	—	—	17,845
U.S. treasuries	6,530	—	—	6,530
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	6,997	—	6,997
Auction rate securities	—	—	2,037	2,037

	$25,401	$11,850	$2,037	$39,288

	Fair Value Measurements
December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$496	$—	$—	$496
Money market funds	18,500	—	—	18,500
U.S. treasuries	10,136	—	—	10,136
Corporate bonds	—	11,501	—	11,501
Government-sponsored enterprise securities	—	15,506	—	15,506
Auction rate securities	—	—	2,225	2,225

	$29,132	$27,007	$2,225	$58,364

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2013. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at June 30, 2013. The Company did not reclassify any investments between level categories during the three months ended June 30, 2013. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ended June 30, 2013
Balance at December 31, 2012	$2,225
Total net unrealized losses, excluding tax impact, included in other comprehensive income	(188)

Balance at June 30, 2013	$2,037

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

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

9.      ASTELLAS AGREEMENTS

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of cytomegalovirus, or CMV, glycoprotein B and/or phosphoprotein 65, including ASP0113 (TransVax™) but excluding CyMVectin™.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company recognized $0.3 million and $10.2 million in license revenue under the Astellas agreements during the six months ended June 30, 2013 and 2012, respectively.

Under the terms of the agreements, the Company is also performing research and development services which are being paid for by Astellas. During the three and six months ended June 30, 2013, the Company recognized $1.1 million and $2.2 million, respectively, of revenue related to these contract services. During the three and six months ended June 30, 2012, the Company recognized $1.3 million and $2.3 million, respectively, of revenue related to these contract services.

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

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas Pharma Inc., or Astellas, AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of Sanofi, among other biopharmaceutical companies.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Allovectin® cancer immunotherapeutic	First-line treatment for metastatic melanoma	Phase 3	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical	Vical

Corporate Collaborations

ASP0113 therapeutic vaccine for CMV	Protect against CMV infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against CMV infection after solid organ transplants	Phase 2 preparation	Astellas

Collategene® angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

Government Collaboration

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

Recent Events

The following events have recently occurred with respect to our business and our development programs:

•

In June 2013, we announced that Astellas had initiated a multinational Phase 3 registration trial of ASP0113 in approximately 500 hematopoietic cell transplant recipients. In 2011, we entered into exclusive worldwide license agreements with Astellas to develop and commercialize ASP0113, our investigational therapeutic vaccine designed to control CMV in transplant recipients. Astellas is conducting the trial, and we are providing development, regulatory and manufacturing support. Astellas expects to begin a separate Phase 2 trial of ASP0113 in solid organ transplant recipients later this year.

•

In May 2013, we announced the appointment of two additional members to our Board of Directors: Richard M. Beleson, a former analyst and institutional investor in the life sciences industries, and Stephen A. Sherwin, M.D., a broadly accomplished and highly respected medical oncologist and biotechnology entrepreneur.

•

Also in May 2013, we announced the online publication of preclinical evaluations of our Vaxfectin® adjuvant by Baxter International Inc., or Baxter, in combination with Baxter’s cell culture-derived seasonal and pandemic influenza vaccines. The addition of Vaxfectin® to the influenza vaccines substantially increased both antibody and T-cell responses compared with nonadjuvanted vaccines in mice and guinea pigs.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $218.8 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Source	2013	2012	2013	2012
Astellas supply and services contract	$1.1	$1.3	$2.2	$2.3
Other contract and grants	0.1	0.1	0.1	0.3

Total contract and grant revenues	1.2	1.4	2.3	2.6

Astellas license	$0.1	$0.1	$0.3	$10.2
Other royalties and licenses	0.2	0.1	0.4	0.2

Total royalty and license revenues	0.3	0.2	0.7	10.4

Total revenues	$1.5	$1.6	$3.0	$13.0

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Program	2013	2012	2013	2012
Allovectin®	$5.5	$3.7	$10.4	$7.7
CMV	1.3	1.3	2.6	5.1
Other research, development, manufacturing and production	1.0	1.7	2.2	2.8

Total research, development, manufacturing and production	$7.8	$6.7	$15.2	$15.6

Since our inception through June 30, 2013, we estimate that we have spent approximately $488 million on research, development, manufacturing and production. Our current independent development focus is on our cancer immunotherapeutic Allovectin®, novel DNA vaccines for CMV and HSV-2, and other clinical and preclinical targets.

We are conducting a Phase 3 clinical trial using Allovectin® in patients with recurrent metastatic melanoma which has been funded, up to certain limits, by AnGes through cash payments and equity investments under a research and development agreement. We are also developing CyMVectin™ and HSV-2 vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through June 30, 2013, we have spent approximately $177 million on our Allovectin® program and $76 million on our CMV programs including ASP0113.

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

Results of Operations

Three Months Ended June 30, 2013, Compared with Three Months Ended June 30, 2012

Total Revenues. Total revenues decreased $0.1 million to $1.5 million for the three months ended June 30, 2013, from $1.6 million for the three months ended June 30, 2012. This decrease was primarily due to a reduction in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 3.7%, to $3.9 million for the three months ended June 30, 2013, from $3.8 million for the three months ended June 30, 2012. This increase was primarily due to an ASP0113 sub-license milestone being achieved during the three months ended June 30, 2013.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.0 million, or 32.7%, to $3.9 million for the three months ended June 30, 2013, from $2.9 million for the three months ended June 30, 2012. This increase was primarily the result of an increase in scientific supplies expenses to support the Allovectin® and ASP0113 programs combined with a decrease in capitalized manufacturing costs associated with our license agreements with Astellas.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 25.2%, to $3.5 million for the three months ended June 30, 2013, from $2.8 million for the three months ended June 30, 2012. This increase was primarily the result of higher legal and consulting costs related to our Allovectin® program.

Investment and Other Income, Net. Investment and other income, net decreased $107,000 to $(38,000) for the three months ended June 30, 2013, from $69,000 for the three months ended June 30, 2012. This decrease was primarily the result of tax losses recognized related to the revaluation of auction rate securities during the three months ended June 30, 2013.

Six Months Ended June 30, 2013, Compared with Six Months Ended June 30, 2012

Total Revenues. Total revenues decreased $10.0 million to $3.0 million for the six months ended June 30, 2013, from $13.0 million for the six months ended June 30, 2012. This decrease was primarily the result of a $10.0 million decrease in license revenue related to an achievement of a milestone under our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $2.6 million, or 25.8%, to $7.6 million for the six months ended June 30, 2013, from $10.2 million for the six months ended June 30, 2012. This decrease was primarily due to a sub-license payment we made to the City of Hope related to an achievement of a milestone under the license of our ASP0113 program to Astellas during the six months ended June 30, 2012.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $2.2 million, or 40.7%, to $7.6 million for the six months ended June 30, 2013, from $5.4 million for the six months ended June 30, 2012. This increase was primarily the result of an increase in contract manufacturing expenses and a decrease in capitalized manufacturing costs associated with our license agreements with Astellas during the six months ended June 30, 2013.

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 27.7%, to $7.0 million for the six months ended June 30, 2013, from $5.5 million for the six months ended June 30, 2012. This increase was primarily the result of post-termination benefit costs accrued related to the resignation of our Chief Financial Officer and higher legal and consulting costs related to our Allovectin® program.

Investment and Other Income, Net. Investment and other income, net decreased $466,000 to $(13,000) for the six months ended June 30, 2013, from $453,000 for the six months ended June 30, 2012. This decrease was primarily the result of a gain recognized on the sale of auction rate securities during the six months ended June 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through June 30, 2013, we have received approximately $218.8 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.4 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $69.5 million at June 30, 2013, compared with $86.1 million at December 31, 2012. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2013, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $15.9 million and $7.0 million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2013, compared with the prior year period, was primarily the result of a $10.0 million decrease in license revenue related to our ASP0113 license agreements.

Net cash provided by (used in) investing activities was $17.8 million and $(14.6) million for the six months ended June 30, 2013 and 2012, respectively. The increase in net cash provided by investing activities for the six months ended June 30, 2013, compared with the prior year period, was primarily the result of an increase in net maturities of marketable securities.

Net cash (used in) provided by financing activities was $(21,000) and $48.6 million for the six months ended June 30, 2013 and 2012, respectively. The decrease in net cash provided by financing activities for the six months ended June 30, 2013, compared with the prior year period, was the result of net proceeds received from the sale of our common stock in a public offering during the six months ended June 30, 2012.

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

In November 2012, we entered into an At-The-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which we may issue and sell up to $50.0 million of shares of our common stock from time to time. Under the Sales Agreement, we will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the Nasdaq Global Select Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Any sales other than by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act will require our prior consent. Stifel is obligated to use commercially reasonable efforts in conducting sales activities consistent with its normal trading and sales practices. The Sales Agreement may be terminated by us upon prior notice to Stifel or by Stifel upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the company.

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

Contractual Obligations

Under our Merck & Co., Inc., Sanofi, AnGes, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation and/or the University of Michigan. Under our license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx Corporation in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at June 30, 2013, is approximately $16.4 million, of which approximately $7.8 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, we have undertaken certain commitments under license agreements with collaborators and under indemnification agreements with our officers and directors. Under the license agreements with our collaborators, we have agreed to continue to maintain and defend the patent rights licensed to the collaborators and, in the case of our agreements with Astellas, have agreed to undertake certain development and manufacturing activities. Under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have employment agreements that contain severance arrangements with each of our two executive officers and four of our other executives. Under the agreements with the executive officers, we are obligated to pay severance if we terminate the executive officer’s employment without “cause,” or if the executive officer resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the executive officers consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums, for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, the executive officers receive accelerated vesting on all their unvested stock awards as if they had remained employed by us for between 12 and 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreements, the severance for the executive officers consists of lump sum payments equal to between 18 and 24 months of base salary at the then-current rate, the payment of health insurance premiums for the period specified in each agreement, which ranges from 12 to 18 months, plus a payment equal to between one and one and a half times the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.8 million if each such executive officer and other executive were terminated at June 30, 2013.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at June 30, 2013.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2013, we had recognized $0.6 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2013, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2013. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our independently developed product candidates currently in clinical development include Allovectin®, for which we announced the completion of enrollment of a Phase 3 clinical trial in 2010. We have an allowed IND for CyMVectin™ and we are in the process of completing preclinical work on a HSV-2 vaccine. We may not conduct Phase 1 CyMVectin™ or HSV-2 vaccine trials, and the future trials, if any, may not demonstrate sufficient efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of these product candidates, it could have a material adverse impact on our business prospects. In particular, we believe that our near-term prospects are substantially dependent on the results of our Phase 3 clinical trial for Allovectin®. If we do not meet our pre-specified endpoints of the trial or the results are otherwise negative or are perceived negatively, our stock price could decline significantly.

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

(*)We are dependent on our license agreements with Astellas to further develop and commercialize ASP0113. The failure to maintain these agreements, or the failure of Astellas to perform its obligations under these agreements, could negatively impact our business.

Pursuant to the terms of our license agreements with Astellas, we granted to Astellas exclusive worldwide rights to develop and commercialize certain products, including ASP0113 but excluding CyMVectin™, for the control and prevention of CMV infection in immunocompromised patients, including transplant recipients and transplant donors, and pursuant to the terms of our supply and services agreement with Astellas, we are obligated to perform certain development activities and supply Astellas with its product requirements for development and initial commercialization activities. Consequently, our ability to generate any revenues from ASP0113 depends on Astellas’ ability to develop, obtain regulatory approvals for and successfully commercialize ASP0113. We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our license agreements with Astellas, including:

•	Astellas may not comply with applicable regulatory guidelines with respect to developing or commercializing ASP0113, which could adversely impact sales or future development of ASP0113;

•	We and Astellas could disagree as to future development plans and Astellas may delay, fail to commence or stop future clinical trials or other development;

•

There may be disputes between us and Astellas, including disagreements regarding the license agreements, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of ASP0113, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•

Astellas may not provide us with timely and accurate information regarding development, sales and marketing activities or supply forecasts, which could adversely impact our ability to comply with our service and supply obligations to Astellas and manage our own inventory of ASP0113, as well as our ability to generate accurate financial forecasts;

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

•

Limitations on our or an acquiror’s ability to maintain or pursue development or commercialization of products that are competitive with ASP0113 could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•

If Astellas is unsuccessful in developing, obtaining regulatory approvals for or commercializing ASP0113, we may not receive any additional milestone or royalty payments under the license agreements and our business prospects and financial results may be materially harmed.

The license agreements and supply and services agreement are subject to early termination, including through Astellas’ right to terminate upon advance notice to us if Astellas reasonably determines that further development and/or commercialization will not be beneficial for Astellas. If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of ASP0113 on acceptable terms, or at all, and we may be unable to pursue continued development or commercialization of ASP0113 on our own.

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

In addition to our license agreements with Astellas, we have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. In addition, our licensees Astellas and AnGes have product candidates in advanced stages of clinical development, for which we believe regulatory approval would provide important further validation of our DNA delivery technologies. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $22.9 million, $7.3 million and $30.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of June 30, 2013, we had incurred cumulative net losses totaling approximately $367.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We use recombinant DNA molecules in our product candidates, and therefore we and our collaborators and licensees also must comply with guidelines instituted by the National Institutes of Health, or NIH, and its Office of Biotechnology Activities. The NIH could restrict or delay the development of our product candidates.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. For example, one patient in our Allovectin® Phase 2 trial conducted in 2000, died from progressive disease more than two months after receiving Allovectin® and other cancer therapies. The death was originally reported as unrelated to the treatment. Following an autopsy, the death was reclassified as “probably related” to the treatment because the possibility could not be ruled out. We do not believe Allovectin® was a significant factor in the patient’s death. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, in our ASP0113 Phase 2 trial, we administered ASP0113 to patients who were at risk of CMV reactivation. Although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events, including latent adverse events.

(*)Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

As of June 30, 2013, we were the assignee or co-assignee of 87 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2013, we were also prosecuting 55 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. We may not be able to comply with the cGMP regulations, and we have in the past encountered and may in the future encounter delays, disruptions or quality control problems in our manufacturing process. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for commercial purposes. We have limited experience in manufacturing at this scale. We will also depend on third parties for any commercial scale filling of product vials. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements or our obligations under our agreements with collaborators, including our obligations under our supply and services agreement with Astellas.

We currently depend on third parties to conduct our clinical trials and may initially depend on third parties to manufacture our product candidates commercially.

We rely on third parties, including clinical research organizations, medical institutions and contract laboratories, to perform critical services for us in connection with our clinical trials. These third parties are responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Although we rely on these third parties to conduct our clinical trials, we are responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol and applicable regulations, including good clinical practices established by the FDA and foreign regulatory authorities, which govern the conduct, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that trial subjects are adequately informed of the potential risks associated with participating in clinical trials. Our reliance on third parties does not relieve us of the responsibility to ensure these requirements are met. These third parties may not comply with all regulatory and contractual requirements or may not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or applicable good clinical practice regulations, our clinical trials may not meet regulatory requirements or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials. These risks also apply to the development activities of our collaborators and licensees, and we do not control our collaborators’ and licensees’ research and development, clinical trials or regulatory activities.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2013, we had recognized $0.6 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2013, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2010, to June 30, 2013, our stock price has ranged from $1.70 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1[a]	Sixth amendment effective July 1, 2013 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

10.2(3) [a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013.
[a]	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 1, 2013	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)