Form 10-Q
period 2013-09-30
VICAL INC
filed 2013-11-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Total shares of common stock outstanding at October 31, 2013: 86,777,356

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$38,811	$43,159
Marketable securities, available-for-sale	17,036	37,639
Restricted cash	3,119	3,059
Receivables and other assets	1,829	2,152

Total current assets	60,795	86,009
Long-term investments	2,039	2,225
Property and equipment, net	4,353	5,284
Intangible assets, net	2,115	2,813
Other assets	192	191

Total assets	$69,494	$96,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,173	$5,629
Deferred revenue	37	150

Total current liabilities	5,210	5,779
Long-term liabilities:
Deferred rent	1,391	1,657
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,760 and 86,136 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	868	861
Additional paid-in capital	438,939	435,915
Accumulated deficit	(376,983)	(347,937)
Accumulated other comprehensive income	69	247

Total stockholders’ equity	62,893	89,086

Total liabilities and stockholders’ equity	$69,494	$96,522

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Contract and grant revenue	$1,311	$1,682	$3,617	$4,267
License and royalty revenue	232	493	956	10,933

Total revenues	1,543	2,175	4,573	15,200
Operating expenses:
Research and development	4,500	3,682	12,080	13,901
Manufacturing and production	3,900	3,853	11,504	9,258
General and administrative	3,123	2,420	10,119	7,898

Total operating expenses	11,523	9,955	33,703	31,057

Loss from operations	(9,980)	(7,780)	(29,130)	(15,857)
Other income (expense):
Investment and other income, net	97	54	84	507

Net loss	$(9,883)	$(7,726)	$(29,046)	$(15,350)

Basic and diluted net loss per share	$(0.11)	$(0.09)	$(0.33)	$(0.18)

Weighted average shares used in computing basic and diluted net loss per share	86,998	86,408	86,755	85,762

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(9,883)	$(7,726)	$(29,046)	$(15,350)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale and long-term marketable securities:
Unrealized (losses) gains arising during holding period	(65)	40	(178)	275
Less: Reversal of unrealized losses in accumulated other comprehensive loss upon the sale of long-term marketable securities included in investment and other income	—	—	—	(590)

Other comprehensive (loss) gain	(65)	40	(178)	(315)

Total comprehensive loss	$(9,948)	$(7,686)	$(29,224)	$(15,665)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(29,046)	$(15,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,731	1,691
Write-off of abandoned patents and licensed technology	778	71
Gain on sale of property and equipment	—	(9)
Compensation expense related to stock options and awards	2,686	2,578
Changes in operating assets and liabilities:
Receivables and other assets	323	593
Accounts payable and accrued expenses	(502)	(816)
Deferred revenue	(113)	(99)
Deferred rent	(220)	(176)

Net cash used in operating activities	(24,363)	(11,517)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	3,750
Maturities of marketable securities	25,489	13,741
Purchases of marketable securities	(5,137)	(39,412)
Purchases of property and equipment	(307)	(529)
Proceeds from the sale of property and equipment	1	9
Patent expenditures	(376)	(318)

Net cash provided by (used in) investing activities	19,670	(22,759)

Cash flows from financing activities:
Net proceeds from issuance of common stock	815	48,931
Payment of withholding taxes for net settlement of restricted stock units	(470)	(201)

Net cash provided by financing activities	345	48,730

Net (decrease) increase in cash and cash equivalents	(4,348)	14,454
Cash and cash equivalents at beginning of period	43,159	38,696

Cash and cash equivalents at end of period	$38,811	$53,150

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2013

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

The unaudited financial statements at September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2012, included in its Annual Report on Form 10-K filed with the SEC.

The accompanying cash flow statement for the nine months ended September 30, 2012 contains a reclassification of certain amortization expenses from investment activities to operating activities to conform to the current year presentation.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of September 30, 2013, and December 31, 2012, restricted cash of $3.1 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.7 million and 1.6 million for the three months ended September 30, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1.2 million and 1.5 million for the nine months ended September 30, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect.

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

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$155	$245	$709	$803
Manufacturing and production	68	53	196	158
General and administrative	509	437	1,781	1,617

Total stock-based compensation expense	$732	$735	$2,686	$2,578

During the nine months ended September 30, 2013 and 2012, the Company granted stock-based awards with a total estimated value of $4.8 million and $3.9 million, respectively. At September 30, 2013, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $3.9 million, which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based awards granted during the nine months ended September 30, 2013 and 2012, were equal to 3.8% and 2.2%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Employee compensation	$2,356	$3,858
Post-termination benefit accrual	767	—
Clinical trial accrual	656	660
Accounts payable	574	377
Deferred rent	353	307
Other accrued liabilities	467	427

Total accounts payable and accrued expenses	$5,173	$5,629

4.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

September 30, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$4,008	$4	$—	$4,012
Government-sponsored enterprise securities	7,000	—	—	7,000
Corporate bonds	4,856	—	3	4,853
Certificates of deposit	1,171	—	—	1,171

	$17,035	$4	$3	$17,036

December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$10,135	$1	$—	$10,136
Government-sponsored enterprise securities	15,507	—	1	15,506
Corporate bonds	11,509	—	8	11,501
Certificates of deposit	496	—	—	496

	$37,647	$1	$9	$37,639

At September 30, 2013, $7.0 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2013. As of September 30, 2013, none of the securities had been in a continuous material unrealized loss position longer than one year.

5.       LONG-TERM INVESTMENTS

In March 2012, the Company sold two auction rate securities classified as long-term investments with a par value of $4.0 million. Included in interest and other income for the nine months ended September 30, 2012, is a gain of $0.3 million related to the sale.

As of September 30, 2013, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of September 30, 2013. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of September 30, 2013. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized (losses) gains of $(0.2) million and $0.1 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at September 30, 2013, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,171	$—	$—	$1,171
Money market funds	12,774	—	—	12,774
U.S. treasuries	4,012	—	—	4,012
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	7,000	—	7,000
Auction rate securities	—	—	2,039	2,039

	$17,957	$11,853	$2,039	$31,849

	Fair Value Measurements
December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$496	$—	$—	$496
Money market funds	18,500	—	—	18,500
U.S. treasuries	10,136	—	—	10,136
Corporate bonds	—	11,501	—	11,501
Government-sponsored enterprise securities	—	15,506	—	15,506
Auction rate securities	—	—	2,225	2,225

	$29,132	$27,007	$2,225	$58,364

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2013. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2013. The Company did not reclassify any investments between level categories during the three months ended September 30, 2013. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ended September 30, 2013
Balance at December 31, 2012	$2,225
Total net unrealized losses, excluding tax impact, included in other comprehensive income	(186)

Balance at September 30, 2013	$2,039

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.       COMMITMENTS AND CONTINGENCIES

The Company prosecutes its intellectual property estate vigorously to obtain the broadest valid scope for its patents. Due to uncertainty of the ultimate outcome of patent enforcement actions, their impact on future operating results or the Company’s financial condition is not subject to reasonable estimates.

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. As of September 30, 2013, the Company was unaware of any such lawsuits pending against it which, individually or in the aggregate, were deemed to be material to the Company’s financial condition or results of operations. See Note 11.

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

In November 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement, or Sales Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company may issue and sell up to $50,000,000 of shares of its common stock from time to time. Under the Sales Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the Nasdaq Global Select Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. No shares of common stock have been sold under the Sales Agreement as of September 30, 2013.

9.       ASTELLAS AGREEMENTS

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of cytomegalovirus, glycoprotein B and/or phosphoprotein 65, including ASP0113 (TransVax™) but excluding CyMVectin™.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company recognized $0.4 million and $10.5 million in license revenue under the Astellas agreements during the nine months ended September 30, 2013 and 2012, respectively.

Under the terms of the agreements, the Company is also performing research and development services which are being paid for by Astellas. During the three and nine months ended September 30, 2013, the Company recognized $1.2 million and $3.4 million, respectively, of revenue related to these contract services. During the three and nine months ended September 30, 2012, the Company recognized $1.6 million and $3.9 million, respectively, of revenue related to these contract services.

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

10.     RESTRUCTURING COSTS

In August 2013, the Company announced that its recently completed Phase 3 clinical trial of Allovectin®, the Company’s investigational cancer immunotherapy, failed to meet the pre-established endpoints. As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 47 employees and the write-off of certain intangible assets. The Company recorded charges for employee termination benefits of $2.2 million and for asset impairments of $0.7 million during the three months ended September 30, 2013. The following table summarizes the components of the restructuring charges for the three and nine months ended September 30, 2013 (in thousands):

	Three and Nine Months Ended September 30, 2013
	Accruals	Non-Cash Items	Total
Employee separation charges	$2,208	$—	$2,208
Asset impairments	—	696	696

	$2,208	$696	$2,904

The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2013, which is wholly comprised of employee severance costs (in thousands):

Accrued Severance
Balance at December 31, 2012	$—
Accruals	2,208
Payments	$(1,611)

Balance at September 30, 2013	$597

The balance of the accrued severance liability at September 30, 2013 is anticipated to be fully distributed by August 23, 2014.

11.      SUBSEQUENT EVENTS

In October 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, a complaint was filed, on behalf of certain purchasers of the Company’s common stock, in the U.S. District Court for the Southern District of California against the Company and certain of the Company’s current and former officers. The complaint includes claims asserted under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and has been brought as a purported shareholder class action. In general, the complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding the Company’s business and prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. The plaintiff is seeking unspecified monetary damages and other relief. The Company plans to vigorously defend against the claims advanced.

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

We currently have two active independent development programs in the area of infectious disease including:

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our therapeutic and prophylactic vaccines for herpes simplex virus type 2, or HSV-2, formulated with our proprietary Vaxfectin® adjuvant; and

•

A completed preclinical program, with an allowed IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent cytomegalovirus, or CMV, infection before and during pregnancy.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Preclinical complete	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical

Corporate Collaborations

ASP0113 therapeutic vaccine for CMV	Protect against CMV infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against CMV infection after solid organ transplants	Phase 2 preparation	Astellas

Collategene® angiogenic therapy encoding Hepatocyte Growth Factor	Induce local growth of blood vessels to restore blood flow to limbs affected by critical limb ischemia	Phase 3 preparation	AnGes

Apex®-IHN prophylactic vaccine for infectious hematopoietic necrosis virus	Prevent infection and disease in farm-raised salmon when exposed to infected wild salmon	Marketed in Canada	Aqua Health (Novartis)

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

Government Collaboration

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

Recent Events

The following events have recently occurred with respect to our business and our development programs:

•

In August 2013, we announced top-line results from our Phase 3 trial of Allovectin®, an investigational intratumoral cancer immunotherapy, in patients with metastatic melanoma. The 390-subject trial failed to demonstrate a statistically significant improvement compared with first-line chemotherapy for either the primary endpoint of objective response rate at 24 weeks or more after randomization or the secondary endpoint of overall survival. As a result, we have ceased further development of Allovectin®.

•

In August 2013, we announced a workforce restructuring to conserve capital, including a staff reduction of 47 employees, or approximately 39% of our total workforce. Following the restructuring, we had approximately 74 employees. Going forward we intend to focus our resources on our infectious disease vaccine programs.

•

We confirmed our expectation to initiate a HSV-2 Phase 1/2 trial by the end of 2013. We anticipate that the trial will be a randomized, double-blind, placebo-controlled study conducted at 7 sites in the U.S. This trial is expected to enroll approximately 150 subjects who are HSV-2 positive. We also anticipate that the trials primary endpoints will be safety for all subjects and efficacy for a subset of subjects.

•

In June 2013, in collaboration with our partner Astellas, we announced the initiation of a pivotal Phase 3 trial in hematopoietic cell transplant recipients to support registration of ASP0113. This trial is actively enrolling subjects in the United States and will soon be enrolling subjects in other countries. The Phase 3 trial incorporates an adaptive design that includes overall mortality as a stand-alone primary efficacy endpoint or as part of a composite endpoint. Astellas expects to complete this trial by the end of 2016.

•

We also announced that Astellas is planning to conduct a Phase 2 trial of ASP0113 in solid organ transplant recipients which is expected to begin later this year. We anticipate that this trial will enroll approximately 150 CMV seronegative donors who receive a kidney from a CMV seropositive donor. The primary endpoint of this trial is expected to be the incidence of CMV viremia after transplantation. We also anticipate monitoring several secondary endpoints including CMV disease, CMV-specific antiviral therapy, graft survival and overall mortality.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $220.3 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2013	2012	2013	2012
Astellas supply and services contract	$1.2	$1.6	$3.4	$3.9
Other contract and grants	0.1	0.1	0.2	0.4

Total contract and grant revenues	1.3	1.7	3.6	4.3

Astellas license	$0.2	$0.2	$0.4	$10.5
Other royalties and licenses	0.0	0.3	0.6	0.4

Total royalty and license revenues	0.2	0.5	1.0	10.9

Total revenues	$1.5	$2.2	$4.6	$15.2

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2013	2012	2013	2012
Allovectin®	$4.0	$4.0	$14.4	$11.7
CMV	2.0	2.2	4.6	7.3
HSV-2	1.9	0.6	2.8	2.3
Other research, development, manufacturing and production	0.5	0.7	1.8	1.9

Total research, development, manufacturing and production	$8.4	$7.5	$23.6	$23.2

Since our inception through September 30, 2013, we estimate that we have spent approximately $496 million on research, development, manufacturing and production. Our current independent development focus is on our novel DNA vaccines for HSV-2 and CMV, and other targets.

We are developing HSV-2 and CyMVectin™ vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through September 30, 2013, we have spent approximately $7.6 million on our HSV-2 program and $78 million on our CMV programs including ASP0113.

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

Results of Operations

Three Months Ended September 30, 2013, Compared with Three Months Ended September 30, 2012

Total Revenues. Total revenues decreased $0.6 million to $1.5 million for the three months ended September 30, 2013, from $2.2 million for the three months ended September 30, 2012. This decrease was primarily due to a reduction in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $0.8 million, or 22.2%, to $4.5 million for the three months ended September 30, 2013, from $3.7 million for the three months ended September 30, 2012. This increase was primarily due to a $1.9 million restructuring charge recognized during the three months ended September 30, 2013. The restructuring charge was partially offset by a decrease in employee-related expenses and clinical trial costs during the three months ended September 30, 2013.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $47,000 for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. This increase was primarily due to a $0.6 million restructuring charge recognized during the three months ended September 30, 2013, that was substantially offset by a decrease in deferred contract costs recognized during the three months ended September 30, 2013.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 29.0%, to $3.1 million for the three months ended September 30, 2013, from $2.4 million for the three months ended September 30, 2012. This increase was primarily due to the recognition of a $0.4 million restructuring charge and a $0.3 million increase in legal and accounting expenses during the three months ended September 30, 2013.

Investment and Other Income, Net. Investment and other income, net, increased $43,000 to $97,000 for the three months ended September 30, 2013, from $54,000 for the three months ended September 30, 2012. This increase was primarily related to the revaluation of auction rate securities during the three months ended September 30, 2013.

Nine Months Ended September 30, 2013, Compared with Nine Months Ended September 30, 2012

Total Revenues. Total revenues decreased $10.6 million to $4.6 million for the nine months ended September 30, 2013, from $15.2 million for the nine months ended September 30, 2012. This decrease was primarily the result of a $10.0 million decrease in license revenue related to an achievement of a milestone under our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.8 million, or 13.1%, to $12.1 million for the nine months ended September 30, 2013, from $13.9 million for the nine months ended September 30, 2012. This decrease was primarily due to a sub-license payment we made to the City of Hope related to an achievement of a milestone under the license of our ASP0113 program to Astellas during the nine months ended September 30, 2012, as well as a decrease in clinical trial expenses recognized during the nine months ended September 30, 2013. This decrease was offset by a $1.9 million restructuring charge recognized during the nine months ended September 30, 2013.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $2.2 million, or 24.3%, to $11.5 million for the nine months ended September 30, 2013, from $9.3 million for the nine months ended September 30, 2012. This increase was primarily the result of higher scientific supply costs and higher contract services costs combined with the accrual of restructuring costs associated with our August 2013 restructuring.

General and Administrative Expenses. General and administrative expenses increased $2.2 million, or 28.1%, to $10.1 million for the nine months ended September 30, 2013, from $7.9 million for the nine months ended September 30, 2012. This increase was primarily the result of the accrual of restructuring costs associated with our August 2013 restructuring combined with higher legal and accounting expenses.

Investment and Other Income, Net. Investment and other income, net decreased $423,000 to $84,000 for the nine months ended September 30, 2013, from $507,000 for the nine months ended September 30, 2012. This decrease was primarily the result of a gain recognized on the sale of auction rate securities during the nine months ended September 30, 2012.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through September 30, 2013, we have received approximately $220.3 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $61.0 million at September 30, 2013, compared with $86.1 million at December 31, 2012. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2013, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $24.4 million and $11.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2013, compared with the prior year period, was primarily the result of a $10.0 million decrease in license revenue related to our ASP0113 license agreements.

Net cash provided by (used in) investing activities was $19.7 million and $(22.8) million for the nine months ended September 30, 2013 and 2012, respectively. The increase in net cash provided by investing activities for the nine months ended September 30, 2013, compared with the prior year period, was primarily the result of an increase in net maturities of marketable securities.

Net cash provided by financing activities was $0.3 million and $48.7 million for the nine months ended September 30, 2013 and 2012, respectively. The decrease in net cash provided by financing activities for the nine months ended September 30, 2013, compared with the prior year period, was the result of net proceeds received from the sale of our common stock in a public offering during the nine months ended September 30, 2012.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the near-term, we expect that our net cash use will decline compared to the first nine months of 2013, due to our reduced headcount and focus on our infectious disease vaccine candidates, which are in earlier stages of development. In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2015.

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

The Sales Agreement provides that Stifel will be entitled to compensation for its services in an amount equal to 2.5% of the gross proceeds from the sale of shares sold through Stifel under the Sales Agreement. We have no obligation to sell any shares under the Sales Agreement and may at any time suspend offers under the Sales Agreement. We agreed in the Sales Agreement to provide indemnification and contribution to Stifel against certain liabilities, including liabilities under the Securities Act, and to reimburse Stifel for certain legal expenses incurred in connection with the Sales Agreement.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at September 30, 2013, is approximately $16.4 million, of which approximately $7.8 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our Chief Executive Officer, or CEO, and three of our other executives. Under the agreements with our executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for our CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and a half times our CEO’s cash bonus in the previous year. In addition, our CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for our CEO consists of lump sum payments equal to 24 months of base salary at the then-current rate, the payment of 24 months of health insurance premiums, plus a payment equal to one and a half times our CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.0 million if our CEO and other executives were terminated at September 30, 2013.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at September 30, 2013.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2013, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2013, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2013. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In October 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, a complaint was filed, on behalf of certain purchasers of our common stock, in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. The complaint includes claims asserted under Sections 10(b) and 20(a) of the Exchange Act and has been brought as a purported shareholder class action. In general, the complaint alleges that the defendants violated the federal securities laws by making materially false and misleading statements regarding our business and prospects for Allovectin®, thereby artificially inflating the price of our common stock. The plaintiff is seeking unspecified monetary damages and other relief. We plan to vigorously defend against the claims advanced.

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

All of our independently developed product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, we may stop development and regulatory authorities will not approve them. For example, we recently ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial.

We have allowed INDs for our CyMVectin™ and HSV-2 vaccine candidates. However, we may not conduct Phase 1 CyMVectin™ or HSV-2 vaccine trials, and future trials, if any, may not demonstrate sufficient efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of these product candidates, it could have a material adverse impact on our business prospects.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $22.9 million, $7.3 million and $30.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of September 30, 2013, we had incurred cumulative net losses totaling approximately $377.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

•

The amount of our legal expenses, including those expenses associated with the shareholder class action filed against us and certain of our current and former officers and any settlement or damages payments associated with litigation; and

•

The time and costs involved in: obtaining necessary regulatory approvals; filing, prosecuting and enforcing patent claims; scaling up our manufacturing capabilities; and the commercial arrangements we may establish.

(*)If we do not realize the expected benefits and successfully manage the transition from the restructuring that we announced in August 2013, our operations and financial condition may be negatively impacted.

In August 2013, we implemented a restructuring designed to conserve capital and focus our development activities on our infectious disease vaccine candidates. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities or that any of our restructuring efforts will be successful.

We will also need to effectively manage our operations and facilities in order to advance our drug development programs and support our collaboration arrangements. Following our August 2013 restructuring, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain effective operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage the transition of our restructured operations, we may be unsuccessful in executing our business strategy.

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

As of September 30, 2013, we were the assignee or co-assignee of 65 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2013, we were also prosecuting 37 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

(*)We and certain of our current and former officers have been named as defendants in a recently initiated securities class action that could result in substantial costs and divert management’s attention.

We are aware of a lawsuit in which we, and certain of our current and former officers, have been sued for alleged violations of federal securities laws related to alleged false and misleading statements regarding Allovectin®. We intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to, or other settlements with, our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Even if such claims are not successful, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

(*)If we lose our key personnel or are unable to attract and retain additional personnel, we may not be able to achieve our business objectives.

We are highly dependent on our principal scientific, manufacturing, clinical, regulatory and management personnel, including Vijay B. Samant, our President and Chief Executive Officer. The loss of the services of these individuals might significantly delay or prevent the achievement of our objectives. For example, due to the loss of various scientific, clinical and regulatory personnel as a result of our August 2013 restructuring, we may be less effective in advancing our vaccine candidates. We do not maintain “key person” life insurance on any of our personnel. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. To pursue our product development plans, we may need to hire additional management personnel and additional scientific personnel to perform research and development, as well as additional personnel with expertise in clinical trials, government regulation and manufacturing. However, due to the reasons noted above, we may not be successful in hiring or retaining qualified personnel and therefore we may not be able to achieve our business objectives.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2013, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2013, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2010, to September 30, 2013, our stock price has ranged from $1.17 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

(*)We are at risk of securities class action litigation due to our past and expected stock price volatility.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. To date, we have not been subject to class action litigation. However, we may in the future be the target of this litigation, including due to the decline in our stock price following our announcement that our Phase 3 clinical trial with Allovectin® failed to achieve its pre-established endpoints. Securities litigation could result in substantial costs and divert our management’s attention and resources, and could seriously harm our business.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(3)[a]	Separation Letter Agreement between Vical Incorporated and Alain P. Rolland, Pharm.D, Ph.D., dated August 22, 2013.

10.2(4)[a]	Sixth amendment effective July 1, 2013 to Consulting Agreement dated August 1, 2010, by and between the Company and Gary A. Lyons.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Current Report on Form 8-K filed on August 22, 2013.
(4)	Incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.
[a]	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 7, 2013	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)