Form 10-K
period 2013-12-31
VICAL INC
filed 2014-02-14
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013.

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Global Market on June 30, 2013, was approximately $236,475,685.

The number of shares of common stock outstanding as of January 31, 2014, was 86,816,103.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 22, 2014	Part III

VICAL INCORPORATED

FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 18 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

PART I

ITEM 1. BUSINESS

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. We believe the following areas of research offer the greatest potential for near-term commercialization for us and our partners:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant needs; and

•	Vaccines for general pediatric, adolescent and adult populations for infectious disease applications.

We currently have three active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas;

•	An ongoing Phase 1/2 clinical trial using our Vaxfectin®-formulated therapeutic vaccine for herpes simplex virus type 2, or HSV-2, a cause of recurrent genital herpes; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas, AnGes MG, Inc., or AnGes, Aqua Health Ltd. of Canada, or Aqua Health, an affiliate of Novartis Animal Health, and Merial Limited, or Merial, a subsidiary of Sanofi, among other biopharmaceutical companies.

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

Since the initial discovery of our DNA delivery technology, our researchers have improved the design of our plasmids to increase efficiency of gene expression and immunogenicity. In addition, we continue to develop formulations, adjuvants, and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers and other approaches to enhance DNA expression or increase the immune response to DNA vaccines. We own broad patent rights in the United States and in key foreign markets to certain non-viral polynucleotide delivery technologies. Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery. Benefits of our DNA delivery technologies may include the following, which may enable us to offer novel treatment alternatives for diseases that are currently poorly addressed:

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

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in two areas of application:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or killed pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to market its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, or IHNV, and again in late 2009, when our licensee Merial received approval from the U.S. Department of Agriculture to sell a therapeutic DNA vaccine, ONCEPT®, designed to aid in extending the survival time of dogs with oral melanoma.

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

Business Strategy

There are four basic elements to our business strategy:

Develop Products Independently

We currently focus our resources on the independent development of infectious disease vaccines. The selection of targets for our independent development programs is driven by three key criteria: the complexity of the product development program, competition, and commercial opportunities. We intend to retain significant participation in the commercialization of any independently developed proprietary DNA vaccines and therapeutics that receive regulatory approval, although we may choose to enlist the support of partners to accelerate product development and commercialization.

Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the Centers for Disease Control and Prevention, or CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we are currently focusing our resources on the development of DNA-based vaccines against CMV and HSV-2. We believe our technologies may lead to the development of novel preventive or therapeutic vaccines for infectious disease targets. DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection before pregnancy to preclude fetal transmission	Preclinical complete	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial
Government Collaboration
Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

Independent Programs Targeting Infectious Diseases

Herpes Simplex Virus - 2

In December 2013, we initiated a Phase 1/2 trial of our Vaxfectin®-formulated therapeutic vaccine for HSV-2 in approximately 156 subjects. The randomized, double-blind, placebo-controlled trial will evaluate safety, tolerability and efficacy in otherwise healthy HSV-2-infected patients aged 18 to 50 years who have experienced 2 to 9 genital herpes recurrences within the prior year. The trial will enroll subjects at six key U.S. clinical sites. The first part of this trial comprises a dose escalation of a  1/4 dose, a  1/2 dose, and a full dose of vaccine in a small number of subjects prior to initiating the next higher dose. All vaccine doses will be administered three times on a 0, 28, and 56 days schedule.

This trial will test the effectiveness of two HSV-2 vaccines that we are developing, VCL-HB01 and VCL-HM01, by comparing the viral shedding rate prevaccination (baseline) to the viral shedding rate postvaccination.

Viral shedding will be measured by daily self-collected swabs that will be sampled for detectable HSV-2 DNA by PCR assay. In addition to this primary efficacy endpoint, this trial will also evaluate several secondary outcome measures, including genital lesion rate change from baseline, the HSV viral load (or copy numbers) from baseline, as well as assess the immunological responses over time from baseline. This Phase 1/2 trial is a vital first step to showing proof of concept that our HSV-2 therapeutic DNA vaccine can favorably impact virologic markers of HSV-2 infection.

About HSV-2

HSV-2 is a member of the herpes virus family and is the leading cause of recurrent genital herpes worldwide. Approximately one out of every six individuals aged 15 to 49 years old worldwide is infected by HSV-2. HSV-2 infection also significantly increases the risk of acquiring HIV-1. Each year, HSV-2 infects some 23 million new people. At least 16% of the population in the United States is infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care in developed countries, we believe their inconvenience and cumulative cost underscore the need for safe, new approaches to reducing HSV-2 lesions, shedding, and transmission.

CMV Vaccines

CMV is a ubiquitous herpes virus that can cause serious complications in two distinct patient populations: immunocompromised transplant patients and children who are congenitally infected during pregnancy. We and our collaborator are currently developing two CMV vaccines: ASP0113 (TransVax™) and CyMVectin™. ASP0113 is designed to serve the first patient population by preventing CMV reactivation or infection in transplant recipients. In 2011, we licensed the right to develop and commercialize ASP0113 to Astellas. CyMVectin™ is designed to serve the second, much larger patient population by preventing primary CMV infection during pregnancy and thereby precluding maternal-fetal CMV transmission, congenital CMV infection, and related birth defects. We believe congenital CMV represents a major commercial opportunity and could potentially lead to universal vaccination.

CyMVectin™

CMV is the most common congenital infection in the United States and a leading cause of birth defects. If a woman becomes infected with CMV for the first time during pregnancy, the manifestations of congenital infection can be very severe and there are no treatment options available. CyMVectin™ is designed to prevent CMV infection prior to pregnancy. We believe this may ultimately reduce birth defects caused by CMV.

CyMVectin™ consists of pDNA that encodes the human CMV glycoprotein B, or gB, antigen and pDNA that encodes the human CMV phosphoprotein 65, or pp65, antigen. The product is formulated with our proprietary lipid-based adjuvant Vaxfectin®. Vaxfectin® has been shown in clinical and nonclinical studies by us and others to enhance immune responses, particularly antibody responses, to expressed immunogens. A recombinant gB protein-based vaccine, developed by others, has shown some protection against maternal CMV infection in a Phase 2 clinical trial, so we believe a vaccine strategy for CMV prevention can be successful. In addition, prior maternal CMV infection is associated with a reduction of risk of congenital infection. Nonclinical studies performed in rabbit, guinea pig and mouse animal models have demonstrated the ability to induce high titers of gB-specific antibodies in animals receiving the gB plasmid. Rabbit studies of Vaxfectin®-formulated gB pDNA demonstrated an approximately 10-fold enhancement of gB when compared to gB pDNA in phosphate-buffered saline. Similarly, mouse studies also demonstrated this added benefit of Vaxfectin® as an adjuvant. The results of these and prior published studies provide support that immune responses can be induced by pDNA vaccination and that formulation with Vaxfectin® enhances those immune responses. pp65 is a major CMV tegument protein that is among the most widely recognized CMV antigens by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of pp65-specific T cells following vaccination may provide an additional antiviral mechanism that could limit the spread of CMV infection by reducing CMV replication and viral loads. A repeat dose safety study in rabbits with Vaxfectin®-formulated gB and pp65 plasmids have enabled the allowance of an IND to initiate clinical evaluation of CyMVectin™.

About CMV

CMV infects over 50% of adults in the United States by age 50. Although most healthy people who are infected by CMV after birth are asymptomatic, CMV can affect certain high-risk groups, including immunocompromised individuals and congenitally-infected infants. Significant mortality and morbidity are observed in the immunocompromised populations, especially hematopoietic stem cell transplant, or HCT, and solid organ transplant, or SOT, recipients. In CMV-seropositive HCT recipients, the incidence of CMV reactivation in the first 6 months following transplantation is 50-70%, and these subjects are at increased risk for CMV end-organ disease. The incidence of CMV disease has been reduced to approximately 5% by the use of preemptive antiviral therapy, but currently available antiviral therapies are associated with drug toxicity, are costly, may lead to drug resistance and provide incomplete efficacy. Late-onset CMV reactivation may also occur after this initial period of heightened susceptibility. Despite current antiviral treatments that reduce the incidence of CMV disease, CMV-seropositive HCT recipients are still at increased risk of overall mortality as well as significant morbidities or mortalities from acute and chronic graft-versus-host disease, as well as other non-CMV infectious diseases.

Currently no vaccine is approved for the prevention of CMV infection. The only approved treatment for CMV in HCT patients is ganciclovir, although other antivirals are used off label, such as valganciclovir, foscarnet, and cidofovir. We believe a vaccine that enables the patient’s immune system to control CMV infection, thereby reducing the need for antiviral therapy, would be a valuable therapeutic option for HCT recipients. The control of CMV in immunocompromised persons is primarily associated with T-cell mediated immune responses.

CMV-seropositive HCT and SOT recipients represent important populations for the prevention of CMV reactivation and reduction in antiviral therapy. Approximately 50,000 HCTs and 100,000 SOTs are performed annually throughout the world. We believe these populations represent a significant market potential for our ASP0113 vaccine.

CyMVectin™ was designed to prevent CMV infection prior to pregnancy. We believe this may ultimately reduce birth defects caused by CMV. In the United States, congenital infection occurs in about 1 in 150 live-born infants and results in permanent disabilities, including hearing loss, mental retardation and vision loss in approximately 5,000 children per year, and approximately 500 deaths annually. Symptomatic congenital infections occur about one-third of the time following a primary maternal infection during pregnancy. Congenital infection can also occur in CMV-seropositive women. Prior maternal CMV infection is associated with a reduction of the frequency and severity of congenital infection. Contact with infected young children is the primary source of infection for pregnant women, especially those exposed to children in daycare environments.

DNA vaccine induction of CMV-specific antibodies and T-cell responses may prevent or limit CMV infection in women before and during pregnancy, which could impact congenital CMV transmission and the incidence of newborns suffering from the morbidities or mortality inflicted by CMV infections. We believe that there is a significant market potential for our CyMVectin™ vaccine, as there are more than 40 million women of childbearing age (10 to 49 years) in the United States.

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

Government Collaborations

There is currently one ongoing infectious disease program being conducted by the U.S. government using our technology. The Naval Medical Research Center, or NMRC, has initiated a Phase 1 study of a tetravalent (serotypes 1, 2, 3, and 4) dengue DNA vaccine formulated with Vaxfectin®. The trial began in December 2011 and is fully enrolled.

In addition to these programs, we have developed several vaccines targeting other diseases including malaria, anthrax, severe acute respiratory syndrome, or SARS, West Nile virus, or WNV, and Ebola. We have performed nonclinical work and completed a Phase 1 clinical trial targeting anthrax. The National Institutes of Health, or NIH, has completed Phase 1 clinical trials using our vaccines targeting SARS, WNV and Ebola. Due to the lack of commercial opportunities and government funding, we do not plan on further developing these vaccines at this time.

Adjuvant Development

DNA Vaccines with Vaxfectin®

Vaxfectin® is our proprietary, cationic lipid formulation optimized to increase the immune response to vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in pDNA vaccine applications in multiple animal models, including nonhuman primates. Studies of Vaxfectin®-formulated pDNA vaccines against CMV and measles have shown enhanced immunogenicity in rodents and nonhuman primates. Vaxfectin®-formulated pDNA vaccines have also been tested in approximately 120 healthy human subjects receiving influenza or dengue vaccines, and collectively, these Phase 1 trials indicate favorable safety profiles of these vaccines. Further clinical data with Vaxfectin®-formulated HSV-2 vaccines will be gathered during the upcoming Phase 1/2 trial mentioned above. We believe Vaxfectin® is an important potentiator of both antibody and T-cell mediated immune responses to pDNA vaccines.

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

Protein Vaccines with Vaxfectin®

Vaxfectin® has also demonstrated increased antibody and T-cell responses as well as dose-sparing attributes as an adjuvant for protein-based influenza vaccines. Since we published the results of our initial testing of Vaxfectin®’s adjuvant effect using a commercially available vaccine from sanofi, more extensive nonclinical studies have been published in collaboration with Baxter Biosciences, or Baxter. The studies with Baxter’s split, seasonal trivalent inactivated influenza vaccine, as well as with their whole-cell, pandemic monovalent H5N1 vaccine, indicated that substantial improvements in the levels of functional antibodies could be readily achieved even at very low vaccine doses. We are using these promising nonclinical study results to leverage out-licensing opportunities with global vaccine manufacturers of influenza as well as other infectious disease vaccines. Importantly, an opportunity to gather clinical data demonstrating the adjuvant effect of Vaxfectin® with commercial protein-based vaccines is a focus of such collaborations. There are a variety of unmet needs for more potent versions of existing nonadjuvanted human vaccines, including improved influenza vaccines for the elderly.

Other Vaxfectin® Applications

In 2013, we entered into a nonexclusive license with Bristol-Myers Squibb Company, or BMS, for our patented platform DNA immunization technology and our Vaxfectin® adjuvant for use in the production of antibodies. Under the agreement, BMS will use our technology to generate antibodies with potential therapeutic uses in humans. We also agreed to provide specified quantities of our Vaxfectin® adjuvant to BMS from time to time.

Collaboration and Licensing Agreements

We have entered into various arrangements with corporate, academic, and government collaborators, licensors, licensees, and others. In addition to the agreements summarized below, we conduct ongoing discussions with potential collaborators, licensors and licensees.

Out-licensing

Astellas. In July 2011, we entered into license agreements with Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of gB, and/or pp65, including ASP0113 but excluding CyMVectin™. Under the agreements, Astellas is responsible for the worldwide development and commercialization of products in the licensed field, at its expense, and has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one licensed product for use in certain immunocompromised patients in the licensed field in the United States and certain other major markets.

In 2013 Astellas initiated two ASP0113 clinical trials including a global Phase 3 registration trial of ASP0113 in approximately 500 HCT recipients. This 1:1 randomized, double-blind, placebo-controlled trial will enroll CMV seropositive subjects undergoing HCT procedures. Randomization will be stratified by donor-recipient relatedness and donor CMV serostatus. The trial will use an adaptive design composed of two parts.

The first part will enroll approximately 100 subjects and the primary endpoint will be overall survival at one year. The second part will enroll approximately 400 subjects and the primary endpoint will be either survival or a composite endpoint including survival and other variables, depending on the statistical analysis of results from the first part. Enrollment will continue uninterrupted through both parts, and the endpoint for the second part will be determined by the time enrollment is complete. Treatment and follow-up for each subject will continue for one year following enrollment.

Astellas also initiated a Phase 2 trial of ASP0113 in approximately 140 solid organ transplant recipients. This global, randomized, double-blind, placebo-controlled trial is designed to evaluate the efficacy of ASP0113 compared to placebo as measured by the incidence of CMV viremia in CMV-seronegative subjects receiving a kidney from a CMV-seropositive donor. The study will also evaluate the safety of ASP0113 in this patient population. Follow-up for each subject will continue for one year following enrollment.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. We received an additional $10.0 million in 2012 upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in HCT recipients. We are also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products, and we have an option to co-promote ASP0113 in the United States. Under the terms of a supply and services agreement entered into by us and Astellas on the same date, we agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field. During the years ended December 31, 2013, 2012 and 2011, we recognized $0.7 million, $10.7 million and $25.3 million, respectively, in license revenue and $5.6 million, $5.7 million and $2.7 million, respectively, of revenue related to contract services delivered.

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

Prior to licensing ASP0113 to Astellas, we completed a multicenter Phase 2 trial in 94 CMV-seropositive HCT recipients (14 donor-recipient pairs and 80 recipient-only subjects), randomized 1:1 for vaccine or placebo. Subjects enrolled were 18-65 years old, CMV-seropositive, and diagnosed with selected leukemias or lymphomas. Enrollment in the trial was completed in November 2008 and a 1-year follow up was completed in November 2009. In 2010, we released 12 month post-transplant data, and showed that significant reductions were achieved for key viral reactivation metrics. The final study results were published in The Lancet Infectious Diseases in January 2012.

In 2005, the Office of Orphan Products Development of the U.S. Food and Drug Administration, or FDA, designated ASP0113 as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses and can result in extended marketing exclusivity.

We initially developed ASP0113 as a pathway to establish a CMV vaccine proof of concept in a relatively small patient population. We decided to specifically target patients who were susceptible to CMV reactivation in HCT patients. Therefore we designed a vaccine that would primarily induce a cellular immune response. ASP0113 is a plasmid DNA vaccine that induces both T-cell and antibody responses by expressing two antigens: pp65 and gB. The tegument protein, pp65, is a major antigen recognized by T cells in CMV-infected individuals. The gB protein is a major surface antigen of CMV and a primary target of neutralizing antibodies. The gB protein is also a major CMV antigen recognized by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of gB-specific T cells following DNA vaccination may provide an additional antiviral mechanism that could act to reduce CMV replication and viral loads shortly after infection. The vaccine is also formulated with poloxamer CRL1005, which has been shown in nonclinical studies by us and others to enhance gene expression and immune responses.

As of December 31, 2013, the aggregate potential milestone payments that we were eligible to receive under each of our out-license agreements with Astellas was equal to approximately $95.0 million. We are also eligible to receive potential milestone payments under collaboration agreements with Merck and Sanofi, but we consider those agreements to be inactive at this time. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in these out-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be received, or when. Additionally, under these out-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

We are also eligible to receive royalty payments under our out-license agreements based on net sales of any products which incorporate the out-licensed technology. The royalties in our out-license agreements with Astellas are based on percentages of net sales in the double-digit range. Our receipt of any royalty payments under the out-license agreements is contingent upon the licensee successfully developing and commercializing products incorporating the licensed technology, and we have limited control over our licensees’ efforts in this regard. Consequently, we are not in a position to reasonably estimate when or to what extent we will receive any royalty payments under our out-license agreements.

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

AnGes has obtained a Special protocol assessment from the FDA for a Phase 3 clinical trial of Collategene® for patients with Critical limb ischemia, but has not yet commenced the study. In December 2013, the last of the patents we licensed to AnGes expired, and as a result the license agreement expired in accordance with its terms.

Aqua Health. In 2003, we granted a non-exclusive license to Aqua Health for use in Canada of our core DNA delivery technology in a vaccine against a disease that affects both wild and farm-raised fish. In 2005, Aqua Health received notification of approval from the Canadian Food Inspection Agency to sell its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against IHNV. We believe this approval was an important step in the validation of our DNA delivery technology. Our license with Aqua Health expired in 2013. As such, no further royalties will be paid to us on sales of Apex®-IHN.

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

In-licensing

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all unexcluded preventive and therapeutic human and animal health applications, including CMV. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. As of December 31, 2013, we had paid CytRx $5.1 million under the agreement.

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

City of Hope. In 2003, we licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the City of Hope. We are also obligated to pay a low double-digit percentage of any payments we receive from the sub-license of products that incorporate the licensed technology. As of December 31, 2013, we had paid the City of Hope $5.4 million under the agreement.

Wisconsin Alumni Research Foundation. Under a 1989 research agreement, scientists at the University of Wisconsin, Madison, and our scientists co-invented a core technology related to intramuscular DNA administration. In 1991, we licensed from the Wisconsin Alumni Research Foundation, or WARF, its interest in that technology. Pursuant to the license agreement with the WARF, we paid the WARF an initial license fee and agreed to pay the WARF up to 10% of certain initial upfront monetary payments and a small percentage of some royalty payments received from third parties under sublicense agreements. As of December 31, 2013, we had paid the WARF an aggregate of $3.0 million under this agreement. The agreement expires once we have fulfilled our royalty obligations thereunder, unless earlier terminated as set forth in the agreement. The WARF may terminate this agreement early, in accordance with notice provisions set forth in the agreement, if we fail to make payments when due, materially breach the agreement or commit any act of bankruptcy or become insolvent. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the WARF.

As of December 31, 2013, the aggregate potential milestone payments that we could be obligated to pay under our in-license agreements with City of Hope, CytRx, and the WARF was equal to approximately $4.4 million, $3.3 million and $1.2 million, respectively. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

Under these in-license agreements, we may also be obligated to pay royalties based on net sales of any products which incorporate the in-licensed technology. In each of our in-license agreements with the City of Hope, CytRx, and the WARF, these royalties are based on percentages of net sales in the single digit range. We may also be obligated to make payments under our in-license agreements with the City of Hope and the WARF based on amounts we receive from sub-licensees, if any. Our obligations to pay any royalty payments under our in-license agreements are contingent upon the successful development and commercialization of products incorporating the in-licensed technology. Before any products incorporating the in-licensed technology may be sold, such products must be approved by U.S. or foreign regulatory authorities, which will require a substantial amount of additional research and development. Even if such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Consequently, we are not in a position to reasonably estimate when or to what extent we will be obligated to pay any royalties under our in-license agreements.

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

Our patents and patent applications cover, for example, DNA delivery for immunization and delivery of therapeutic proteins, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•

Core DNA Delivery Technology. We and the WARF co-own rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses and the administration of DNA sequences into blood vessels and the heart. In 1991, the WARF exclusively licensed its rights in the core DNA delivery technology to us. The remaining patents in this family expire by December 30, 2014. We have supplemented these core DNA patents with patents covering specific product applications.

•

Lipid Technologies. We are the sole assignee of issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of gene therapies to some tissues. Our HSV-2 therapeutic vaccine candidate, our Vaxfectin® adjuvant, as well as our CyMVectin™ prophylactic vaccine candidate are protected in-part by lipid technology and/or lipid compound patents that extend up to March 24, 2020. Patent protection of these key lipids also has been obtained in Europe, Canada and Japan. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

Specific DNA Products. We have supplemented the broad patent coverage described above with patents covering specific product applications of our technologies. To date, we have received patents in the United States and Europe, and have patents pending in Canada and Japan, relating to codon-optimized polynucleotide-based vaccines against human CMV infection. The issued patents expire between December 19, 2023, and May 12, 2025. These patents further protect both our ASP0113 therapeutic vaccine candidate for CMV as well as our CyMVectin™ prophylactic vaccine candidate for CMV. Protection for our therapeutic vaccine candidate for HSV-2 is further augmented by an issued U.S. patent and foreign counterparts pending in Australia, Canada, Europe and Japan, all of which will expire on July 20, 2027. These patents are co-owned with the University of Washington. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

DNA Process Technologies. As a result of our pioneering efforts to develop plasmid DNA-based products, we have also developed manufacturing processes for producing pharmaceutical-grade DNA. To date, we are the exclusive assignee of patents issued in the U.S. and granted in Japan and Europe covering various steps involved in the process of economically producing pure plasmids for pharmaceutical use. This provides a further level of protection to each of our ongoing programs. Patents within this category expire between February 1, 2014 and November 24, 2023. Under the Hatch-Waxman Act, a patent term extension for up to 5 years may be available under certain conditions.

During 2013, we were issued two U.S. patents, two European patents, two Canadian patents and a Japanese patent related to our core DNA delivery technology, enhancements of that technology, and applications of that technology:

•	U.S. Patent No. 8,415,317, covering the adjuvant composition and methods for enhancing immune responses to polynucleotide-based vaccines which expires March 24, 2020;

•	U.S. Patent No. 8,435,557, covering a method for producing sterile polynucleotide-based medicaments which expires December 2, 2023;

•	European Patent No. 2184067, covering the composition and methods for a DNA vaccine for severe acute respiratory syndrome which expires February 2, 2030;

•	European Patent No. 2311848, covering codon-optimized polynucleotide-based vaccines against human CMV infection which expires December 19, 2023;

•	Canadian Patent No. 2,509,337, covering a process for purification of plasmid DNA which expires November 24, 2023;

•	Canadian Patent No. 2,526,128, covering composition and methods of use for a severe acute respiratory syndrome DNA vaccine which expires May 17, 2024; and

•	Japanese Patent No. 5331340, covering composition and methods of use for a DNA influenza virus vaccine which expires May 18, 2025.

As of December 31, 2013, we were the assignee or co-assignee of 62 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

As of December 31, 2013, we were also prosecuting 32 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Commercialization and Manufacturing

Because of the broad potential applications of our technologies, we intend to develop and commercialize products both on our own and through our collaborators and licensees. We intend to develop and commercialize products in well-defined specialty markets, including infectious diseases. Where appropriate, we intend to rely on strategic marketing and distribution alliances.

We believe our plasmids can be produced in commercial quantities through uniform methods of fermentation and processing that are applicable to all plasmids. In addition, our formulations consist of components that are synthesized chemically using traditional, readily scalable organic synthesis procedures.

We produce and supply our own plasmids for all of our research needs and clinical trials and intend to produce sufficient supplies for all foreseeable clinical investigations. Our facility received a California Food and Drug Branch manufacturing facility license and began production in 2004. We also engage in contract manufacturing of plasmid investigational products for selected clients.

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

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Roche, Sanofi, AiCuris GmbH & Co. KG in conjunction with Merck, Chimerix, Inc., and others have products or development programs for CMV treatment and prevention. GlaxoSmithKline plc., Genocea Biosciences, Inc., Agenus, Inc. and others have products or development programs for HSV-2 treatment. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Employees

As of December 31, 2013, we had 67 full-time employees, including 6 with doctorate degrees. Of these full-time employees, 49 were engaged in, or directly supporting, research and development and manufacturing activities, and 18 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	61	President, Chief Executive Officer and Director
Igor P. Bilinsky, Ph.D.	41	Senior Vice President, Corporate Development
Mammen P. Mammen, Jr., M.D.	50	Vice President, Clinical Vaccines
Anthony A. Ramos	47	Vice President Finance, Chief Accounting Officer
Larry R. Smith, Ph.D.	53	Vice President, Vaccine Research

[1]	As of December 31, 2013.
[2]	Executive officer.

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

Anthony A. Ramos joined us as Corporate Controller in February 2005 and was named Chief Accounting Officer in July 2010, and Vice President of Finance in December 2013. From January 1999 until joining Vical, Mr. Ramos held various positions at Copper Mountain Networks, Inc., a publicly held network communications company, most recently as Vice President of Finance with broad responsibilities in finance, accounting, treasury, risk management and corporate governance. From April 1996 until joining Copper Mountain Networks, Mr. Ramos was Accounting Manager at Viasat, Inc., a publicly held digital communications company, where he held accounting and financial reporting responsibilities. From January 1990 until joining Viasat, Mr. Ramos served as an audit manager at PricewaterhouseCoopers LLP, where his clients included life sciences, computer software and telecommunications companies as well as government contractors. Mr. Ramos received his bachelor’s degree in business administration and accounting from San Diego State University and is a Certified Public Accountant.

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

All of our independently developed product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, we may stop development and regulatory authorities will not approve them. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial.

We have an allowed IND for our CyMVectin™ vaccine candidate. However, we may not conduct Phase 1 CyMVectin™ vaccine trials, and future trials, if any, may not demonstrate sufficient efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

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

In addition to our license agreements with Astellas, we have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. In addition, our licensee Astellas has product candidates in advanced stages of clinical development, for which we believe regulatory approval would provide important further validation of our DNA delivery technologies. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators or licensees may not succeed in their product development efforts. It is possible that our collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. In September 2010, AnGes announced that after a series of extensive consultations with the Japanese Pharmaceuticals and Medical Devices Agency, it would be withdrawing its New Drug Application, or NDA, for Collategene® in Japan. Also in September 2010, another one of our licensees, Sanofi, announced that NV1FGF, an angiogenic growth factor therapeutic for which Sanofi had licensed our DNA delivery technology, did not meet the primary endpoint in a global Phase 3 trial. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our DNA delivery technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $31.2 million, $22.9 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had incurred cumulative net losses totaling approximately $379.2 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

If we do not realize the expected benefits and successfully manage the transition from the restructuring that we announced in August 2013, our operations and financial condition may be negatively impacted.

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

We have no experience in filing a Biologics License Application, or BLA, with the FDA. Because a BLA must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

We anticipate that we would commercially manufacture any of our product candidates that are approved for marketing. Therefore, our manufacturing facilities will have to be approved by the FDA pursuant to inspections conducted after we submit an application for regulatory approval. If we cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our manufacturing facilities. If the FDA does not approve our facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, our ability to develop, obtain regulatory approval for or market our product candidates will be adversely affected.

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

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic adverse events, including latent adverse events.

Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

As of December 31, 2013, we were the assignee or co-assignee of 62 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2013, we were also prosecuting 32 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The internet site ClinicalTrials.gov provides public access to information on clinical trials and their results for a wide range of diseases and conditions. Future disclosures of such confidential commercial information may result in loss of advantage of competitive secrets.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB+. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2013, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2013, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2011, to December 31, 2013, our stock price has ranged from $1.01 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We and certain of our current and former officers have been named as defendants in two recently initiated securities class action lawsuits and are at risk of future securities class action litigation due to our past and expected stock price volatility.

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. For example, we and certain of our current and former officers have been the target of class action litigation relating to the decline in our stock price following our announcement that our Phase 3 clinical trial with Allovectin® failed to achieve its pre-established endpoints. Even if such claims are not successful, the litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

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

ITEM 3. LEGAL PROCEEDINGS

In late October and early November 2013, two putative class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. In general, the complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On December 31, 2013, various parties filed motions to consolidate the cases and for appointment as lead plaintiff and approval of lead counsel (“Motions to Consolidate”). A hearing on the Motions to Consolidate is scheduled for February 14, 2014. We plan to vigorously defend against the claims advanced.

We prosecute our intellectual property estate vigorously to obtain the broadest valid scope for our patents. Due to uncertainty of the ultimate outcome of these matters, the impact on future operating results or our financial condition is not subject to reasonable estimates.

In the ordinary course of business, we may become a party to additional lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us which, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

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

2013	High	Low
First Quarter	$4.30	$2.97
Second Quarter	4.35	2.90
Third Quarter	4.51	1.17
Fourth Quarter	1.53	1.01

2012
First Quarter	$4.55	$2.96
Second Quarter	3.66	2.77
Third Quarter	4.74	3.17
Fourth Quarter	4.42	2.61

As of January 31, 2014, there were approximately 253 stockholders of record of our common stock and 86,816,103 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2013.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2008. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$5,846	$6,176	$4,223	$6,249	$3,692
License and royalty revenue	1,872	11,343	25,795	2,462	8,994

Total revenues	7,718	17,519	30,018	8,711	12,686

Operating expenses:
Research and development	14,558	17,340	17,975	19,692	23,449
Manufacturing and production	12,698	13,055	10,267	11,436	10,354
General and administrative	11,814	10,557	9,598	8,798	7,469

Total operating expenses	39,070	40,952	37,840	39,926	41,272

Loss from operations	(31,352)	(23,433)	(7,822)	(31,215)	(28,586)
Investment and other income, net	114	534	539	830	30
Interest expense	—	—	—	—	(2)

Net loss	(31,238)	(22,899)	(7,283)	$(30,385)	$(28,558)

Net loss per share (basic and diluted)	$(0.36)	$(0.27)	$(0.10)	$(0.51)	$(0.61)

Weighted average shares used in per share calculation	86,840	85,966	72,031	60,084	47,086

Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$55,477	$86,082	$56,355	$60,702	$52,562
Working capital	54,434	80,230	47,096	49,874	38,424
Total assets	66,353	96,522	68,773	72,907	67,372
Long-term obligations , less current portion	1,288	1,657	1,964	2,211	2,380
Total stockholders’ equity	61,412	89,086	60,348	64,362	54,982

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases. We believe the following areas of research offer the greatest potential for near-term commercialization for us and our partners:

•	Vaccines for use in high-risk populations for infectious disease targets for which there are significant needs; and

•	Vaccines for general pediatric, adolescent and adult populations for infectious disease applications.

We currently have three active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas;

•	An ongoing Phase 1/2 clinical trial using our Vaxfectin®-formulated therapeutic vaccine for herpes simplex virus type 2, or HSV-2, a cause of recurrent genital herpes; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection before and during pregnancy.

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas, Sanofi, AnGes, Aqua Health and Merial, among other biopharmaceutical companies.

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $223.4 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2013, were as follows (in millions):

Source	2013	2012	2011
Astellas contract	5.6	$5.7	2.7
Manufacturing process development grant	—	—	0.9
HSV grants	—	—	0.2
Other contracts and grants	0.2	0.5	0.4

Total contract and grant revenues	5.8	6.2	4.2

Astellas license	0.7	10.7	25.3
AnGes license	0.5	—	—
Other royalties and licenses	0.7	0.6	0.5

Total royalty and license revenues	1.9	11.3	25.8

Total revenues	$7.7	$17.5	$30.0

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2013, were as follows (in millions):

Program	2013	2012	2011
Allovectin®	14.7	$16.0	$17.3
HSV	4.2	2.7	0.1
CMV	6.4	9.2	7.5
Other research, development, manufacturing and production	2.0	2.5	3.3

Total research, development, manufacturing and production	$27.3	$30.4	$28.2

Since our inception through December 31, 2013, we estimate that we have spent approximately $500 million on research, development, manufacturing and production. Our current independent development focus is on a DNA vaccine for CMV, a vaccine to treat HSV-2, and other clinical and preclinical targets.

We are also developing ASP0113, CyMVectin™ and HSV-2 drug candidates, and these programs, excluding ASP0113 which we licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through December 31, 2013, we have spent approximately $9 million on our HSV-2 program and $80 million on our CMV programs.

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

Critical Accounting Policies and Estimates

The preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and informed estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact us in the future, they are inherently uncertain and actual results may differ materially from these estimates.

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

Capitalization and Valuation of Long-Lived and Intangible Assets

Intangible assets with finite useful lives consist of capitalized costs incurred in connection with patents, patent applications pending and technology license agreements. Payments to acquire a license to use a proprietary technology are capitalized if the technology is expected to have alternative future use in research and development projects. We amortize costs of approved patents, patent applications pending and license agreements over their estimated useful lives, or terms of the agreements, whichever are shorter.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2013, our largest group of intangible assets with finite lives included patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $2.0 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2013, Compared to Year Ended December 31, 2012

Total Revenues. Total revenues decreased $9.8 million, or 55.9%, to $7.7 million in 2013 from $17.5 million in 2012. Our license and royalty revenue decreased by $9.5 million which was primarily the result of the recognition of $10.7 million of revenue related to our ASP0113 license agreement with Astellas in 2012, compared to $0.7 million in license revenue recognized under the agreement in 2013.

Research and Development Expenses. Research and development expenses decreased $2.8 million, or 16.0%, to $14.6 million for 2013 from $17.3 million for 2012. This decrease was primarily due to a sub-license payment we made to the City of Hope related to the achievement of a milestone under the license of our ASP0113 program to Astellas during the year ended December 31, 2012, as well as a decrease in clinical trial and employee related expenses recognized during the year ended December 31, 2013. These decreases were partially offset by the recognition of restructuring costs associated with our August 2013 restructuring.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.4 million, or 2.7%, to $12.7 million for 2013 from $13.1 million for 2012. This decrease was primarily due to a reduction in employee related costs as a result of our August 2013 restructuring combined with a decrease in costs recognized related to the production of ASP0113 under our service and supply agreement with Astellas. These decreases were substantially offset by increases in scientific supplies, contract services and contract equipment costs recognized during the year ended December 31, 2013.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 11.9%, to $11.8 million for 2013 from $10.6 million for 2012. This increase was primarily the result of the recognition of restructuring costs associated with our August 2013 restructuring combined with higher legal and accounting expenses.

Investment and Other Income. Investment and other income decreased $0.4 million, or 78.7%, to $0.1 million for 2013 from $0.5 million for 2012. This decrease was primarily the result of a gain recognized on the sale of auction rate securities during the year ended December 31, 2012.

Year Ended December 31, 2012, Compared to Year Ended December 31, 2011

Total Revenues. Total revenues decreased $12.5 million, or 41.6%, to $17.5 million in 2012 from $30.0 million in 2011. Our license and royalty revenue decreased by $14.5 million which was primarily the result of the recognition of $25.3 million of revenue related to our ASP0113 license agreement with Astellas in 2011, compared to $10.7 million in license revenue recognized under the agreement in 2012. Our contract and grant revenue increased by $2.0 million which was primarily the result of a $3.0 million increase in contract service revenue recognized under our contracts with Astellas, which was partially offset by $1.1 million decrease in grant revenue.

Research and Development Expenses. Research and development expenses decreased $0.6 million, or 3.5%, to $17.3 million for 2012 from $18.0 million for 2011. This decrease was primarily due to lower costs related to contract services for various sub-studies and safety studies primarily related to Allovectin®.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $2.8 million, or 27.2%, to $13.1 million for 2012 from $10.3 million for 2011. This increase was primarily the result of a $1.6 million increase in costs recognized related to the production of ASP0113 under our service and supply agreement with Astellas. In addition, employee related expenses increased $0.9 million as a result of a higher average head count in 2012.

General and Administrative Expenses. General and administrative expenses increased $1.0 million, or 10.0%, to $10.6 million for 2012 from $9.6 million for 2011. This increase was primarily the result of higher overall wages during the year ended December 31, 2012.

Investment and Other Income. Investment and other income decreased $5,000, or 0.9%, to $534,000 for 2012 from $539,000 for 2011.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2013, we have received approximately $223.4 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $55.5 million at December 31, 2013, compared with $86.1 million at December 31, 2012. The decrease in our cash, cash equivalents and marketable securities for the year ended December 31, 2013, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $29.8 million and $17.2 million for the years ended December 31, 2013 and 2012, respectively. The increase in net cash used in operating activities for the year ended December 31, 2013, compared with the prior year period, was primarily the result of a $10.0 million decrease in license revenue related to our ASP0113 license agreements and a $2.4 million increase in receivables.

Net cash provided by (used in) investing activities was $25.1 million and $(27.0) million for the years ended December 31, 2013 and 2012, respectively. The increase in net cash provided by investing activities for the year ended December 31, 2013, compared with the prior year, was primarily the result of a decrease in net purchases of investments.

Net cash provided by financing activities was $0.3 million and $48.7 million for the years ended December 31, 2013 and 2012, respectively. The decrease in net cash provided by financing activities for the year ended December 31, 2013, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the year ended December 31, 2012.

A discussion of our exposure to auction rate securities is included in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

We expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including continued increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $150.0 million from the sale of common stock, preferred stock, debt securities and/or warrants and we have also entered into an At-The-Market Equity Offering Sales Agreement with Stifel under which we may issue and sell up to $50.0 million of shares of our common stock. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our current available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2013 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$13,021	$3,466	$7,133	$2,422	$—
Unconditional purchase obligations[2]	561	561	—	—	—

Total contractual obligations	$13,582	$4,027	$7,133	$2,422	$—

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

Under our Merck, Sanofi, Merial and Aqua Health agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. Under our license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at December 31, 2013, is approximately $12.0 million, of which approximately $7.7 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and three of our other officers. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the other executives consists of continued payments at the then-current base compensation rate for a period of six months. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $2.0 million if each such officer was terminated at December 31, 2013.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $119,000 lower than the reported fair value of our investments at December 31, 2013.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2013, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2013, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB+. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2013. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2013, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2013, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2013. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements, effective January 1, 2011.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 14, 2014

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$38,837	$43,159
Marketable securities, available-for-sale	11,541	37,639
Restricted cash	3,119	3,059
Receivables and other assets	4,590	2,152

Total current assets	58,087	86,009
Long-term investments	1,980	2,225
Property and equipment, net	3,935	5,284
Intangible assets, net	1,972	2,813
Other assets	379	191

Total assets	$66,353	$96,522

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,503	$5,629
Deferred revenue	150	150

Total current liabilities	3,653	5,779
Long-term liabilities:
Deferred rent	1,288	1,657
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,778 and 86,136 shares issued and outstanding at December 31, 2013 and 2012, respectively	868	861
Additional paid-in capital	439,708	435,915
Accumulated deficit	(379,175)	(347,937)
Accumulated other comprehensive income	11	247

Total stockholders’ equity	61,412	89,086

Total liabilities and stockholders’ equity	$66,353	$96,522

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues:
Contract and grant revenue	$5,846	$6,176	$4,223
License and royalty revenue	1,872	11,343	25,795

Total revenues	7,718	17,519	30,018
Operating expenses:
Research and development	14,558	17,340	17,975
Manufacturing and production	12,698	13,055	10,267
General and administrative	11,814	10,557	9,598

Total operating expenses	39,070	40,952	37,840

Loss from operations	(31,352)	(23,433)	(7,822)
Other income (expense):
Investment and other income, net	114	534	539

Net loss	$(31,238)	$(22,899)	$(7,283)

Basic and diluted net loss per share	$(0.36)	$(0.27)	$(0.10)

Weighted average shares used in computing basic and diluted net loss per share	86,840	85,966	72,031

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Net loss	$(31,238)	$(22,899)	$(7,283)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale and long-term marketable securities:
Unrealized (losses) gains arising during holding period	(236)	257	108
Less: Reversal of unrealized gains in accumulated other comprehensive income upon the sale of long-term marketable securities	—	(590)	—

Other comprehensive (loss) income	(236)	(333)	108

Total comprehensive loss	$(31,474)	$(23,232)	$(7,175)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2013

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2011	71,640	$716	$380,929	$(317,755)	$472	$64,362
Net loss	—	—	—	(7,283)	—	(7,283)
Other comprehensive income	—	—	—	—	108	108
Exercise of stock options and issuance of common stock underlying restricted stock units	273	3	52	—	—	55
Non-cash compensation expense related to grant of equity based compensation	—	—	3,106	—	—	3,106

Balance at December 31, 2011	71,913	719	384,087	(325,038)	580	60,348

Net loss	—	—	—	(22,899)	—	(22,899)
Other comprehensive loss	—	—	—	—	(333)	(333)
Issuance of common stock	13,909	139	48,570	—	—	48,709
Exercise of stock options and issuance of common stock underlying restricted stock units	314	3	(32)	—	—	(29)
Non-cash compensation expense related to grant of equity based compensation	—	—	3,290	—	—	3,290

Balance at December 31, 2012	86,136	861	435,915	(347,937)	247	89,086

Net loss	—	—	—	(31,238)	—	(31,238)
Other comprehensive loss	—	—	—	—	(236)	(236)
Exercise of stock options and issuance of common stock underlying restricted stock units	642	7	327	—	—	334
Non-cash compensation expense related to grant of equity based compensation	—	—	3,466	—	—	3,466

Balance at December 31, 2013	86,778	$868	$439,708	$(379,175)	$11	$61,412

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(31,238)	$(22,899)	$(7,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,213	2,328	2,507
Write-off of abandoned patents and licensed technology	889	71	75
Gain on sale of property and equipment	(7)	(9)	—
Compensation expense related to stock options and awards	3,466	3,290	3,106
Changes in operating assets and liabilities:
Receivables and other assets	(2,626)	977	(1,923)
Accounts payable and accrued expenses	(2,188)	(792)	(51)
Deferred revenue	61	51	99
Deferred rent	(368)	(247)	(169)

Net cash used in operating activities	(29,798)	(17,230)	(3,639)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	3,750	—
Maturities of marketable securities	30,974	22,151	20,220
Purchases of marketable securities	(5,137)	(51,842)	(24,598)
Purchases of property and equipment	(332)	(646)	(256)
Proceeds from the sale of property and equipment	49	9	—
Patent and licensed technology expenditures	(412)	(409)	(406)

Net cash provided by (used in) investing activities	25,142	(26,987)	(5,040)

Cash flows from financing activities:
Net proceeds from issuance of common stock	816	48,933	214
Payment of withholding taxes for net settlement of restricted stock units	(482)	(253)	(159)

Net cash provided by financing activities	334	48,680	55

Net (decrease) increase in cash and cash equivalents	(4,322)	4,463	(8,624)
Cash and cash equivalents at beginning of year	43,159	38,696	47,320

Cash and cash equivalents at end of year	$38,837	$43,159	$38,696

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

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The Company has evaluated all subsequent events through the date and time its financial statements were issued. The accompanying cash flow statements for the years ended December 31, 2012 and December 31, 2011 contain a reclassification of certain amortization expenses from investment activities to operating activities to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make informed estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes. Actual results could differ materially from those estimates.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less and can be liquidated without prior notice or penalty. Investments with an original maturity of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income (loss), if any, are determined on a specific identification basis.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restricted Cash and Marketable Securities

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of the lease for its facilities, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At December 31, 2013 and 2012, restricted cash of $3.1 million and $3.1 million, respectively, was pledged as collateral for the letter of credit.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash equivalents, marketable securities and receivables. The Company invests its excess cash in debt instruments of financial institutions and of corporations with above average credit ratings, in U.S. government obligations, and in money market funds and certificates of deposits at financial institutions.

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

Intangible Assets

Intangible assets include licensed technology rights and certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. As of December 31, 2013, the weighted average amortization period of capitalized patent costs is approximately 10 years. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.9 million, $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to patents and licensed technology for which the value was deemed to be impaired. The Company believes the future cash flows to be received from its remaining long-lived assets will exceed the assets’ carrying value, and accordingly has not recognized any additional impairment losses.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company established accruals of approximately $49,000 at each of December 31, 2013 and 2012 to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Manufacturing and Production Costs

Manufacturing and production costs include expenses related to manufacturing contracts and expenses for the production of plasmid DNA for use in the Company’s research and development efforts. Manufacturing expenses related to manufacturing contracts are deferred and expensed when the related revenue is recognized. Production expenses related to the Company’s research and development efforts are expensed as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.9 million, 1.4 million and 1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2013 and 2012, are considered to approximate fair value because of the short term nature of those items.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2013, 2012 and 2011, has been reflected in the accompanying Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized over the expected term of the award using the straight-line method. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 11.2% annually for each of the years ended December 31, 2013, 2012 and 2011.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton valuation model using the assumptions noted in the following table. The expected life of options is based on the Company’s observed historical exercise patterns. The expected volatility of stock options is based upon the historical volatility of the Company’s stock commensurate with the expected life of the option. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option. The dividend yield reflects that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future.

	Years Ended December 31,
	2013	2012	2011
Assumptions:
Assumed risk-free interest rate	1.14%	0.80%	1.90%
Assumed volatility	72%	72%	68%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

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

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,500	$3	$—	$1 ,503
Government-sponsored enterprise securities	4,500	—	—	4,500
Corporate bonds	4,853	—	—	4,853
Certificates of deposit	685	—	—	685

	$11,538	$3	$—	$11,541

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2012	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$10,135	$1	$—	$10,136
Government-sponsored enterprise securities	15,507	—	1	15,506
Corporate bonds	11,509	—	8	11,501
Certificates of deposit	496	—	—	496

	$37,647	$1	$9	$37,639

At December 31, 2013, $4.2 million of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2013, 2012 and 2011. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2013 and 2012.

3. Long-Term Investments

As of December 31, 2013, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB+ by Standard and Poor’s as of December 31, 2013. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of December 31, 2013, none of which were realized during the year ended December 31, 2013. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive (loss) income are unrealized (losses) gains of $(0.2) million, $0.1 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at December 31, 2013, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$685	$—	$—	$685
Money market funds	2,275	—	—	2,275
U.S. treasuries	1,503	—	—	1,503
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	4,500	—	4,500
Auction rate securities	—	—	1,980	1,980

	$4,463	$9,353	$1,980	$15,796

	Fair Value Measurements
December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$496	$—	$—	$496
Money market funds	18,500	—	—	18,500
U.S. treasuries	10,136	—	—	10,136
Corporate bonds	—	11,501	—	11,501
Government-sponsored enterprise securities	—	15,506	—	15,506
Auction rate securities	—	—	2,225	2,225

	$29,132	$27,007	$2,225	$58,364

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2013. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2013. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2012	$2,225
Total net realized gains included in earnings	—
Total net unrealized losses included in other comprehensive income	(245)
Net transfers in and/out of Level 3	—

Balance at December 31, 2013	$1,980

Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2013	$—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Total cumulative unrealized losses of $0.5 million relate to Level 3 assets still held as of December 31, 2013, none of which were recognized during the years ended December 31, 2013, 2012 and 2011. The losses, when recognized, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2013	2012
Equipment	$18,027	$19,660
Leasehold improvements	8,048	7,992

	26,075	27,652
Less accumulated depreciation and amortization	(22,140)	(22,368)

	$3,935	$5,284

Depreciation and amortization of equipment and leasehold improvements for each of the years ended December 31, 2013, 2012 and 2011, was $1.6 million.

Intangible assets consisted of the following at December 31 (in thousands):

	2013	2012
Licensed technology rights	$—	$4,015
Patent application costs	3,968	6,420

	3,968	10,435
Accumulated amortization licensed technology rights	—	(3,931)
Accumulated amortization patent costs	(1,996)	(3,691)

	$1,972	$2,813

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2013, 2012 and 2011, was $0.4 million, $0.4 million and $0.7 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2014 to 2018 is approximately $0.2 million.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2013	2012
Employee compensation	$1,587	$3,858
Clinical trial accruals	347	660
Accounts payable	395	377
Deferred rent	369	307
Post-termination benefit accrual	369	—
Other accrued liabilities	436	427

	$3,503	$5,629

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

6. Significant Contracts, Grants, License and Royalty Agreements

Contract and Grant Agreements

Astellas

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of glycoprotein B and/or phosphoprotein 65, including ASP0113 but excluding CyMVectin™. Under the agreements, Astellas is responsible for the worldwide development and commercialization of products in the licensed field, at its expense, and has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one licensed product for use in certain immunocompromised patients in the licensed field in the United States and certain other major markets. Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million.

In 2012, the Company received a $10.0 million milestone payment upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company is also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products. In addition, the Company has an option to co-promote ASP0113 in the United States. Under the terms of a supply and services agreement entered into by the Company and Astellas on the same date, the Company agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field.

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

The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.7 million, $10.7 million and $25.3 million, respectively, related to the license fee and know-how. The Company will recognize the amounts allocated to research and development services as revenues under the agreements as the related services are delivered and as reimbursements are received. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $4.4 million, $3.9 million and $2.7 million, respectively, of revenue related to contract services delivered. The Company will recognize as revenue the amounts allocated to the sales of drug product when the sale of that drug product has met all required specifications and the related title and risk of loss and

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

damages have passed to Astellas. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $1.2 million, $1.8 million and $0.0 million, respectively, of revenue related to drug product delivered. The Company is eligible to receive additional cash payments upon the achievement of specified regulatory and commercial milestones. The Company has determined that each of the regulatory and commercial milestones meets the definition of a milestone and that each milestone is substantive in accordance with the milestone method of revenue recognition. Accordingly, the Company expects to recognize such regulatory and commercial milestone payments as revenues under the agreements upon achievement of each milestone.

Government Grants

In 2008, the Company was awarded a two-year, $2.0 million Phase II Small Business Technology Transfer grant from the National Institute of Allergy and Infectious Diseases, or NIAID, of the National Institutes of Health, or NIH. The grant period was extended to allow preclinical development to continue for a third year. The grant will fund the ongoing development of the Company’s immunotherapeutic plasmid DNA vaccine against herpes simplex virus type 2, or HSV-2. The Company recognized $0.2 million in revenue under this grant in 2011. No revenue was recognized under this grant in 2013 or 2012.

In 2007, the Company was awarded funding for a three-year, $6.0 million grant from the NIAID for development of a DNA vaccine manufacturing process with the potential to produce several million doses of vaccines in a matter of days. The grant period was extended to allow preclinical development to continue for a fourth year. The Company recognized $0.9 million in revenue under this grant in 2011. No revenue was recognized under this grant in 2013 or 2012.

In-licensing Agreements

City of Hope

In 2003 the Company licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by the Company under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if the Company ceases to operate, fails to make payments when due or materially breaches the agreement. Subject to certain conditions, the Company may terminate the agreement early at any time upon prior written notice to the City of Hope. The Company is also obligated to pay a low double-digit percentage of any payments it receives from the sub-license of products that incorporate the licensed technology. The Company paid the City of Hope $0.1 million, $2.6 million and $2.0 million under the agreement for the years ended December 31, 2013, 2012 and 2011, respectively.

CytRx

In 2001, the Company entered into an exclusive agreement with CytRx which grants to the Company the rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, including CMV. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits the Company’s use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is fully amortized as of December 31, 2013.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Wisconsin Alumni Research Foundation License Agreement

The Company has a research and exclusive license agreement with the Wisconsin Alumni Research Foundation, or WARF, for continuing research and license rights to technology related to DNA delivery. The agreement grants the Company the right to commercialize any product derived from specified technology. The fees paid by the Company under this agreement are expensed as incurred.

Under the Merck, Sanofi, Merial and Aqua Health agreements, the Company is required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the WARF. The CytRx, and other license agreements require the Company to make payments if the Company or its sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under all of its in-license agreements in place at December 31, 2013, is approximately $12.0 million, of which approximately $7.7 million is related to the Company’s independent programs and corporate and government collaborations which are currently in clinical trials. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which the Company estimates will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. The lease expires in August 2017. The Company has the option to renew the lease for three additional five-year periods beyond its expiration.

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $1.7 million difference between the base rent paid and the rent expensed through December 31, 2013 is recorded as deferred rent in the balance sheet. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $2.8 million, $2.9 million and $2.9 million, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

At December 31, 2013, future minimum rental payments due under the Company’s facilities lease were as follows (in thousands):

Year ending December 31,
2014	$3,446
2015	3,516
2016	3,586
2017	2,422
2018	—
Thereafter	—

Total lease payments	$12,970

Other Contingencies

In late October and early November 2013, two putative class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. In general, the complaints allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. The plaintiffs are seeking unspecified monetary damages and other relief. On December 31, 2013, various parties filed motions to consolidate the cases and for appointment as lead plaintiff and approval of lead counsel (“Motions to Consolidate”). A hearing on the Motions to Consolidate is scheduled for February 14, 2014. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to estimate possible losses or ranges of losses for ongoing legal actions.

In the ordinary course of business, the Company may become a party to additional lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

9. Stock Based Compensation

The Company has a stock-based compensation plan which is described below. Total stock-based compensation expense of $3.5 million, $3.3 million and $3.1 million was recognized for the years ended December 31, 2013, 2012 and 2011, respectively.

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Research and development	$908	$1,035	$947
Manufacturing and production	258	207	165
General and administrative	2,300	2,048	1,994

Total stock-based compensation expense	$3,466	$3,290	$3,106

Cash received from RSU grants and options exercised	$816	$221	$212

Stock Incentive Plan

The Company has a stock incentive plan, under which 19,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. As of December 31, 2013 there were 17,061,260 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2013, 2012, and 2011 the Company granted RSUs covering an aggregate of 409,189, 258,456, and 545,780 shares of common stock, respectively. These RSUs generally vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2013, 2012, and 2011 was approximately $1.0 million, $0.8 million and $1.1 million, respectively.

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2010	5,186,105	$4.06
Granted	2,052,000	$2.34
Exercised	(74,386)	$2.85
Forfeited	(208,619)	$5.77

Outstanding December 31, 2011	6,955,100	$3.51

Granted	1,687,257	$3.50
Exercised	(96,345)	$2.29
Forfeited	(549,443)	$5.94

Outstanding December 31, 2012	7,996,569	$3.36

Granted	2,876,382	$2.56
Exercised	(347,450)	$2.34
Forfeited	(2,121,313)	$3.27

Outstanding December 31, 2013	8,404,188	$3.15

Vested and unvested options expected to vest as of December 31, 2013	8,091,725	$3.16

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2013, 2012 and 2011, were 5,212,897 shares at $3.49, 5,031,587 shares at $3.55, and 3,895,520 shares at $4.26, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2013, was 6.0 years and 4.3 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2013, was 5.9 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013, was $0.0 million and $0.0 million, respectively. As of December 31, 2013, the total unrecognized compensation cost related to unvested options was $2.3 million, which is expected to be recognized over a weighted-average period of 1.31 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011, was $1.31, $1.88 and $1.21 per share, respectively. The total intrinsic value of options exercised

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

during the years ended December 31, 2013, 2012 and 2011, was $0.5 million, $0.1 million and $0.1 million, respectively. At December 31, 2013, there were 7,871,325 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2013, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2012	592,272	$2.91
Granted	409,189	$2.57
Vested	(354,942)	$2.95
Cancelled	(150,122)	$2.93

Unvested at December 31, 2013	496,397	$2.59

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2013, 2012 and 2011, was $1.0 million, $0.9 million and $1.3 million, respectively. As of December 31, 2013, the total unrecognized compensation cost related to unvested RSUs was $0.6 million, which is expected to be recognized over a weighted average period of 1.28 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2013, 2012 and 2011, was $1.0 million, $1.1 million and $1.0 million, respectively. As of December 31, 2013, there were 289,350 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

10. Restructuring Costs

In August 2013, the Company announced that its recently completed Phase 3 clinical trial of Allovectin®, the Company’s investigational cancer immunotherapy, failed to meet the pre-established endpoints. As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 47 employees and the impairment of certain intangible assets. The Company recorded charges for employee termination benefits during the year ended December 31, 2013 of $2.2 million, of which $1.2 million, $0.5 million and $0.5 million is included in research and development, manufacturing and production and general and administrative expenses, respectively. The Company also recorded an asset impairment charge during the year ended December 31, 2013 of $0.7 million, which is included in research and development expenses. The following table summarizes the components of the restructuring charges for the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	Accruals	Non-Cash Items	Total
Employee termination benefits	$2,208	$—	$2,208
Asset impairments	—	696	696

	$2,208	$696	$2,904

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table sets forth activity in the restructuring liability for the year ended December 31, 2013, which is wholly comprised of employee severance costs (in thousands):

Accrued Employee Termination Benefits
Balance at December 31, 2012	$—
Accruals	2,208
Payments	$(1,927)

Balance at December 31, 2013	$281

The balance of the accrued employee termination benefits at December 31, 2013 is anticipated to be fully distributed by August 2014.

11. Income Taxes

At December 31, 2013, the Company had deferred tax assets of $119.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $101.2 million and $17.2 million of its net operating loss carryforwards were effectively eliminated under Section 382 for federal and California purposes, respectively. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $12.2 million of its research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes. As a result of the Section 382 analysis completed during 2012, the Company has included in the deferred tax asset schedule the deferred tax assets for net operating losses of $76.0 million and tax credits of $18.7 million which were previously removed from the deferred tax asset schedule. There was a corresponding increase in the valuation allowance as a result. The company’s Section 382 analysis was completed through December 31, 2011. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed an analysis of uncertain tax positions related to the net operating losses and credits recorded as deferred tax assets. If such analysis is performed at a later date and an uncertain tax position is identified, the related deferred tax asset would be reduced along with a corresponding reduction in the valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2013 and 2012, and has not recognized interest and/or penalties in its statement of operations for any of the years ended December 31, 2013, 2012 or 2011.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1997 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets as of December 31, 2013 and 2012 are listed below. A valuation allowance of $119.8 million and $106.7 million at December 31, 2013 and 2012, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2013	2012
Net operating losses	$82,753	$76,152
Credit carryovers	19,903	18,405
Depreciation and amortization	12,915	8,210
Accruals and reserves	322	414
Capital loss carryover	100	45
Other	3,808	3,501

Total deferred tax assets	119,801	106,727
Less valuation allowance	(119,801)	(106,727)

Net deferred tax assets	$—	$—

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Computed “expected” tax benefit	$(10,621)	$(7,712)	$(2,606)
State income taxes, net of federal benefit	(1,947)	451	(545)
Tax effect of:
Change in valuation allowance	13,074	(37,179)	2,185
Expiration of prior year credits and net operating losses	(237)	45,382	1,880
Research and development and other tax credits carryovers	(672)	(1,097)	(1,468)
Stock compensation	337	358	297
Other	66	(203)	257

Provision for income taxes	$—	$—	$—

As of December 31, 2013 and 2012, the Company had available federal net operating loss carryforwards of approximately $301.0 million and $285.5 million, respectively, which expire from 2018 through 2033. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $26.3 million and $25.3 million as of December 31, 2013 and 2012, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2018 through 2033 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $282.2 million and $261.3 million as of December 31, 2013 and 2012, respectively, which expire from 2014 to 2033. In addition, the Company had California research and development credits and manufacturers’ investment credits of approximately $8.8 million and $8.6 million as of December 31, 2013 and 2012, respectively, to reduce future California income tax, if any. The manufacturers’ investment credits expired in 2013. The California research and development credits do not expire.

The Company generated windfall tax benefits from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $1.6 million are included in the net operating loss carryforwards disclosed above.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

12. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million for each the years ended 2013, 2012 and 2011.

13. Summary of (Unaudited) Quarterly Financial Information

The following is a summary of the Company’s (unaudited) quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2013:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$1,574	$1,456	$1,543	$3,145
Total operating expenses	10,881	11,299	11,523	5,367
Net loss	(9,282)	(9,881)	(9,883)	(2,192)
Basic and diluted net loss per share (1)	(0.11)	(0.11)	(0.11)	(0.03)

2012:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$11,460	$1,565	$2,175	$2,319
Total operating expenses	11,600	9,502	9,955	9,895
Net income (loss)	244	(7,868)	(7,726)	(7,549)
Basic and diluted net loss per share (1)	(0.00)	(0.09)	(0.09)	(0.09)

(1)	Net income (loss) per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. That report is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Vical Incorporated as of December 31, 2013 and 2012, and the related statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Vical Incorporated and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 14, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders, or our Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following independent registered public accounting firms’ reports and our financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for each of the three years in the period ended December 31, 2013

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2013

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2013

Statements of Cash Flows for each of the three years in the period ended December 31, 2013

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

(b) Exhibits

Exhibit Number	Description of Document
3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(4)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(5)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.3(6)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.4(7)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.5(20)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.6(8)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

Exhibit Number	Description of Document
10.7[a]	Employment Agreement dated January 14, 2005, between the Company and Anthony A. Ramos.

10.8[a]	Severance Agreement dated April 16, 2013, between the Company and Anthony A. Ramos.

10.9[a]	Employment Agreement dated October 5, 2010, between the Company and Igor Bilinsky.

10.10[a]	Severance Agreement dated October 28, 2010, between the Company and Igor Bilinsky.

10.11[a]	Employment Agreement dated August 25, 2003, between the Company and Larry Smith.

10.12[a]	Amended and Restated Severance Agreement dated December 19, 2008, between the Company and Larry Smith.

10.13(9)[a]	Separation Letter Agreement between Vical Incorporated and Alain P. Rolland, Pharm.D, Ph.D., dated August 22, 2013.

10.14(10)[a]	Separation Letter Agreement between Vical Incorporated and Jill M. Broadfoot dated March 15, 2013.

10.15(11)[b]	U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.16(12)[b]	Ex-U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.17(13)[b]	Supply and Services Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.18(14)	Letter agreement dated July 12, 2011, related to the U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.19(15)[b]	1st Amendment dated August 6, 2012, to U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.20(16)[b]	1st Amendment dated August 6, 2012, to Ex-U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.21(17)[b]	1st Amendment dated August 6, 2012, to Supply and Services Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.22(18)[b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.23(19)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

10.26(22)[b]	License Agreement dated January 1, 1991, between the Company and Wisconsin Alumni Research Foundation.

10.27(23)[b]	Amendment dated May 20, 2004, to License Agreement dated January 1, 1991, between the Company and the Wisconsin Alumni Research Foundation.

10.28(22)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

10.29(24)[b]	License Agreement dated February 14, 2006, between the Company and the Regents of the University of Michigan.

10.30(25)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

Exhibit Number	Description of Document

10.31(26)	Letter agreement dated July 5, 2011, related to the License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.32(27)[b]	Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.33(28)	Letter agreement dated July 7, 2011, related to the Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.34(29)	At-The-Market Equity Offering Sales Agreement dated November 7, 2012, between the Company and Stifel, Nicolaus & Company, Incorporated.

10.35(21)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(7)	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2013.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

(12)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(13)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(14)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(16)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(17)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(18)	Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(19)	Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(20)	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(21)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(23)	Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
(24)	Incorporated by reference to Exhibit 10.57 to the Company’s Amendment No.1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(25)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.
(26)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(27)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(28)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Date: February 14, 2014

VICAL INCORPORATED

By:	/S/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	February 14, 2014

/S/ ANTHONY A. RAMOS Anthony A. Ramos	Vice President Finance, Chief Accounting Officer (Principal Accounting Officer)	February 14, 2014

/S/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	February 14, 2014

/S/ RICHARD M. BELESON Richard M. Beleson	Director	February 14, 2014

/S/ GARY A. LYONS Gary A. Lyons	Director	February 14, 2014

/S/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	February 14, 2014

/S/ GEORGE J. MORROW George J. Morrow	Director	February 14, 2014

/S/ STEPHEN A. SHERWIN, M.D. Stephen A. Sherwin, M.D.	Director	February 14, 2014