Form 10-Q
period 2014-03-31
VICAL INC
filed 2014-05-02
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Total shares of common stock outstanding at April 24, 2014: 86,836,290

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$40,756	$38,837
Marketable securities, available-for-sale	7,096	11,541
Restricted cash	3,119	3,119
Receivables and other assets	4,377	4,590

Total current assets	55,348	58,087
Long-term investments	1,968	1,980
Property and equipment, net	3,548	3,935
Intangible assets, net	2,023	1,972
Other assets	379	379

Total assets	$63,266	$66,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,220	$3,503
Deferred revenue	113	150

Total current liabilities	3,333	3,653
Long-term liabilities:
Deferred rent	1,185	1,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 86,817 and 86,778 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	868	868
Additional paid-in capital	440,516	439,708
Accumulated deficit	(382,630)	(379,175)
Accumulated other comprehensive (loss) income	(6)	11

Total stockholders’ equity	58,748	61,412

Total liabilities and stockholders’ equity	$63,266	$66,353

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Contract and grant revenue	$2,118	$1,136
License and royalty revenue	329	438

Total revenues	2,447	1,574
Operating expenses:
Research and development	2,146	3,650
Manufacturing and production	1,515	3,713
General and administrative	2,269	3,518

Total operating expenses	5,930	10,881

Loss from operations	(3,483)	(9,307)
Other income (expense):
Investment and other income, net	28	25

Net loss	$(3,455)	$(9,282)

Basic and diluted net loss per share	$(0.04)	$(0.11)

Weighted average shares used in computing basic and diluted net loss per share	87,110	86,638

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,455)	$(9,282)
Other comprehensive loss:
Unrealized losses on available-for-sale and long-term marketable securities:
Unrealized losses arising during holding period	(17)	(13)

Other comprehensive loss	(17)	(13)

Total comprehensive loss	$(3,472)	$(9,295)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,455)	$(9,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	620
Write-off of abandoned patents and licensed technology	—	81
Compensation expense related to stock options and awards	837	1,138
Changes in operating assets and liabilities:
Receivables and other assets	213	(238)
Accounts payable and accrued expenses	(298)	(535)
Deferred revenue	(37)	17
Deferred rent	(87)	(72)

Net cash used in operating activities	(2,360)	(8,271)

Cash flows from investing activities:
Maturities of marketable securities	6,240	12,480
Purchases of marketable securities	(1,804)	(293)
Purchases of property and equipment	(16)	(164)
Patent expenditures	(112)	(110)

Net cash provided by investing activities	4,308	11,913

Cash flows from financing activities:
Net proceeds from issuance of common stock	—	328
Payment of withholding taxes for net settlement of restricted stock units	(29)	(103)

Net cash (used in) provided by financing activities	(29)	225

Net increase in cash and cash equivalents	1,919	3,867
Cash and cash equivalents at beginning of period	38,837	43,159

Cash and cash equivalents at end of period	$40,756	$47,026

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1.       BASIS OF PRESENTATION

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

The unaudited financial statements at March 31, 2014, and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in its Annual Report on Form 10-K filed with the SEC.

The accompanying cash flow statement for the three months ended March 31, 2013 contains a reclassification of certain amortization expenses from investment activities to operating activities to conform to the current year presentation.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of March 31, 2014, and December 31, 2013, restricted cash of $3.1 million was pledged as collateral for this letter of credit.

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

The terms of the Company’s license and collaboration agreements provide for milestone payments upon achievement of certain regulatory and commercial events. The Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: (1) the consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, (2) the consideration relates solely to past performance, and (3) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.6 million and 1.6 million for the three months ended March 31, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other share-based awards in accordance with the authoritative guidance for stock-based compensation. The cost of employee services received in exchange for an award of an equity instrument is measured at the grant date using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to restricted stock units, or RSUs, granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized over the expected term of the award using the straight-line method. Stock-based compensation expense for a stock-based award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any recognized compensation expense is reversed.

Recent Accounting Pronouncement

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard during the first quarter of 2014 did not have a material impact on the Company’s consolidated financial statements.

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Research and development	$210	$312
Manufacturing and production	45	68
General and administrative	582	758

Total stock-based compensation expense	$837	$1,138

During the three months ended March 31, 2014 and 2013, the Company granted stock-based awards with a total estimated value of $2.1 million and $3.1 million, respectively. At March 31, 2014, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $3.9 million, which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based awards granted during the three months ended March 31, 2014 and 2013, were equal to 2.7% and 1.8%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,500	$4	$—	$1,504
Government-sponsored enterprise securities	3,000	—	8	2,992
Corporate bonds	1,610	2	—	1,612
Certificates of deposit	988	—	—	988

	$7,098	$6	$8	$7,096

December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,500	$3	$—	$1,503
Government-sponsored enterprise securities	4,500	—	—	4,500
Corporate bonds	4,853	—	—	4,853
Certificates of deposit	685	—	—	685

	$11,538	$3	$—	$11,541

At March 31, 2014, $4.6 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2014. As of March 31, 2014, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Employee compensation	$1,376	$1,587
Post-termination benefit accrual	150	369
Clinical trial accrual	251	347
Accounts payable	710	395
Deferred rent	384	369
Other accrued liabilities	349	436

Total accounts payable and accrued expenses	$3,220	$3,503

5.       LONG-TERM INVESTMENTS

As of March 31, 2014, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB+ by Standard and Poor’s as of March 31, 2014. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated by management utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of March 31, 2014. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive loss are unrealized losses of $12,000 and $17,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at March 31, 2014, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$988	$—	$—	$988
Money market funds	172	—	—	172
U.S. treasuries	1,504	—	—	1,504
Corporate bonds	—	1,612	—	1,612
Government-sponsored enterprise securities	—	2,992	—	2,992
Auction rate securities	—	—	1,968	1,968

	$2,664	$4,604	$1,968	$9,236

	Fair Value Measurements
December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$685	$—	$—	$685
Money market funds	2,275	—	—	2,275
U.S. treasuries	1,503	—	—	1,503
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	4,500	—	4,500
Auction rate securities	—	—	1,980	1,980

	$4,463	$9,353	$1,980	$15,796

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at March 31, 2014. The Company did not reclassify any investments between level categories during the three months ended March 31, 2014. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ended March 31, 2014
Balance at December 31, 2013	$1,980
Total net unrealized losses, excluding tax impact, included in other comprehensive loss	(12)

Balance at March 31, 2014	$1,968

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.       COMMITMENTS AND CONTINGENCIES

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative, securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. On April 25, 2014, the parties filed a joint motion asking the court to permit plaintiffs to amend the complaint, which the court granted. The lead plaintiff’s deadline to file an amended complaint is May 9, 2014. The defendants’ response will be due 28 days after lead plaintiff files an amended complaint. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to estimate possible losses or ranges of losses for ongoing legal actions.

In the ordinary course of business, the Company may become a party to additional lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which, individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

The Company prosecutes its intellectual property vigorously to obtain the broadest valid scope for its patents. Due to uncertainty of the ultimate outcome of these matters, the impact on future operating results or the Company’s financial condition is not subject to reasonable estimates.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company recognized $0.3 million and $0.1 million in license revenue under the Astellas agreements during the three months ended March 31, 2014 and 2013, respectively.

Under the terms of the agreements, the Company is also performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended March 31, 2014 and 2013, the Company recognized $2.1 million and $1.1 million, respectively, of revenue related to these contract services.

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

9.       RESTRUCTURING COSTS

In August 2013, the Company announced that its recently completed Phase 3 clinical trial of Allovectin®, the Company’s investigational cancer immunotherapy, failed to meet the pre-established endpoints. As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 47 employees and the write-off of certain intangible assets. The Company recorded charges for employee termination benefits of $2.2 million and for asset impairments of $0.7 million in August of 2013.

The following table sets forth activity in the restructuring liability for the three months ended March 31, 2014, which is wholly comprised of employee severance costs (in thousands):

Accrued Severance
Balance at December 31, 2013	$281
Accruals	—
Payments	$(132)

Balance at March 31, 2014	$149

The balance of the accrued severance liability at March 31, 2014 is anticipated to be fully distributed by August 23, 2014.

10.      SUBSEQUENT EVENT

In April 2014, the Company entered into an At-The-Market Issuance Sales Agreement, or Sales Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which the Company may issue and sell up to $25,000,000 of shares of its common stock from time to time. Under the Sales Agreement, the Company may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Brinson Patrick may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. The Sales Agreement may be terminated by the Company upon prior notice to Brinson Patrick or by Brinson Patrick upon prior notice to the Company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

We have leveraged our patented technologies through licensing and collaboration arrangements, such as our licensing arrangements with Astellas, AnGes MG, Inc., or AnGes, and Merial Limited, or Merial, a subsidiary of Sanofi, among other biopharmaceutical companies.

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $225.9 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended March 31,
Source	2014	2013
Astellas supply and services contract	$2.1	$1.1
Other contract and grants	0.0	0.1

Total contract and grant revenues	2.1	1.2

Astellas license	$0.3	$0.1
Other royalties and licenses	0.0	0.3

Total royalty and license revenues	0.3	0.4

Total revenues	$2.4	$1.6

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended March 31,
Program	2014	2013
Allovectin®	$0.1	$5.0
CMV	2.6	1.3
HSV-2	0.7	0.0
Other research, development, manufacturing and production	0.3	1.1

Total research, development, manufacturing and production	$3.7	$7.4

Since our inception through March 31, 2014, we estimate that we have spent approximately $504.0 million on research, development, manufacturing and production. Our current independent development focus is on our novel DNA vaccines for HSV-2 and CMV, and other targets.

We are developing HSV-2 and CyMVectin™ vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through March 31, 2014, we have spent approximately $9.7 million on our HSV-2 program and $82.4 million on our CMV programs including ASP0113.

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

There have been no material changes to our critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2014, Compared with Three Months Ended March 31, 2013

Total Revenues. Total revenues increased $0.9 million to $2.4 million for the three months ended March 31, 2014, from $1.6 million for the three months ended March 31, 2013. This increase was primarily due to an increase in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.5 million, or 41.2%, to $2.1 million for the three months ended March 31, 2014, from $3.7 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $2.2 million, or 59.2%, to $1.5 million for the three months ended March 31, 2014, from $3.7 million for the three months ended March 31, 2013. This decrease was primarily due to an increase in deferred contract costs capitalized during the three months ended March 31, 2014 related to in-process clinical trial materials manufactured under our ASP0113 license agreements with Astellas combined with a decrease in employee-related expenses as a result of our August 2013 restructuring.

General and Administrative Expenses. General and administrative expenses decreased $1.2 million, or 35.5%, to $2.3 million for the three months ended March 31, 2014, from $3.5 million for the three months ended March 31, 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Investment and Other Income, Net. Investment and other income, net, increased $3,000 to $28,000 for the three months ended March 31, 2014, from $25,000 for the three months ended March 31, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through March 31, 2014, we have received approximately $225.9 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $420.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $52.9 million at March 31, 2014, compared with $55.5 million at December 31, 2013. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2014, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $2.4 million and $8.3 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2014, compared with the prior year period, was primarily the result of a $5.8 million decrease in our net loss which decrease was primarily the result of our August 2013 restructuring.

Net cash provided by investing activities was $4.3 million and $11.9 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in net cash provided by investing activities for the three months ended March 31, 2014, compared with the prior year period, was primarily the result of a decrease in net maturities of marketable securities.

Net cash (used in) provided by financing activities was ($29,000) and $0.2 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in net cash provided by financing activities for the three months ended March 31, 2014, compared with the prior year period, was the result of a decrease in net proceeds received from the exercise of stock options by our employees.

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

In April 2014, we entered into an At-the-Market Issuance Sales Agreement, or ATM Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which we may issue and sell up to $25.0 million of shares of our common stock from time to time. Under the ATM Agreement, we may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, Brinson Patrick may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Global Market, on any other existing trading market for our common stock or to or through a market maker. Brinson Patrick will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by us upon prior notice to Brinson Patrick or by Brinson Patrick upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on our Company.

The ATM Agreement provides that Brinson Patrick will be entitled to compensation for its services in an amount up to 2.5% of the gross proceeds from the sale of shares sold through Brinson Patrick under the ATM Agreement. We have no obligation to sell any shares under the ATM Agreement, and both we and Brinson Patrick may at any time suspend the sale of shares under the ATM Agreement. We have also agreed to provide indemnification and contribution to Brinson Patrick against certain liabilities.

Contractual Obligations

Under our Sanofi and Merial agreements, we are required to pay up to 10% of certain initial upfront monetary payments, and a small percentage of some royalty payments, to the Wisconsin Alumni Research Foundation and/or the University of Michigan. Under our license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx Corporation in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at March 31, 2014, is approximately $11.9 million, of which approximately $7.6 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our Chief Executive Officer, or CEO, and three of our other executives. If our executive officers, other than our CEO, are terminated without “cause” or they resign for “good reason” (as defined in their employment agreements), they will be entitled to severance consisting of continued base salary payments at the then-current rate for a period of 6 months. In addition, our Senior Vice President, Corporate Development receives the payment of health insurance premiums for 6 months and accelerated vesting on all his unvested stock awards if his employment is terminated without “cause” or if he resigns for “good reason” (as defined in his employment agreement). Our CEO’s employment agreement provides for severance consisting of 18 months of continued base salary, including the payment of health insurance premiums, plus a payment equal to one and one half times any cash bonus paid in the prior year, if his employment is terminated without “cause” or if he resigns for “good reason” (as defined in his employment agreement). In addition, our CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control” (as defined in his employment agreement), the employment agreement for our CEO provides for severance of a lump sum equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one half times any cash bonus paid in the prior year. In addition, all outstanding unvested stock awards held by our CEO will vest immediately.All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.5 million if our CEO and other executives were terminated at March 31, 2014.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our investments at March 31, 2014.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB+. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2014, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2014, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2014. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative, securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. On April 25, 2014, the parties filed a joint motion asking the court to permit plaintiffs to amend the complaint, which the court granted. The lead plaintiff’s deadline to file an amended complaint is May 9, 2014. The defendants’ response will be due 28 days after lead plaintiff files an amended complaint. We plan to vigorously defend against the claims advanced. At this time, we are unable to estimate possible losses or ranges of losses for ongoing legal actions.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $31.2 million, $22.9 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of March 31, 2014, we had incurred cumulative net losses totaling approximately $382.6 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

In November 2012, we entered into a Sales Agreement with Stifel, under which we may issue and sell up to $50.0 million of our common stock from time to time. In April 2014, we entered into an ATM Agreement with Brinson Patrick, under which we may issue and sell up to $25.0 million of our common stock from time to time. However, neither Stifel nor Brinson Patrick are obligated to sell any shares that we may request to be sold, and any attempt to sell shares under these facilities, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

(*)If we do not continue to realize the expected benefits and successfully manage the transition from the restructuring that we announced in August 2013, our operations and financial condition may be negatively impacted.

In August 2013, we implemented a restructuring designed to conserve capital and focus our development activities on our infectious disease vaccine candidates. If we are unable to continue to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities or that any of our restructuring efforts will be successful in the long-term.

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

As of March 31, 2014, we were the assignee or co-assignee of 63 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2014, we were also prosecuting 31 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB+. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2014, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2014, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2011, to March 31, 2014, our stock price has ranged from $1.01 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1	Vical Incorporated Non-Employee Director Compensation Policy.

10.2(3)	At-The-Market Issuance Sales Agreement, dated April 15, 2014, by and between the Company and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.).

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 15, 2014.
[a]	Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 2, 2014	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)