Form 10-Q
period 2014-06-30
VICAL INC
filed 2014-08-01
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Total shares of common stock outstanding at July 15, 2014: 88,604,220

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$31,793	$38,837
Marketable securities, available-for-sale	14,624	11,541
Restricted cash	3,119	3,119
Receivables and other assets	4,532	4,590

Total current assets	54,068	58,087
Long-term investments	1,994	1,980
Property and equipment, net	3,156	3,935
Intangible assets, net	1,994	1,972
Other assets	379	379

Total assets	$61,591	$66,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,716	$3,503
Deferred revenue	75	150

Total current liabilities	3,791	3,653
Long-term liabilities:
Deferred rent	1,082	1,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 87,846 and 86,778 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	878	868
Additional paid-in capital	442,489	439,708
Accumulated deficit	(386,670)	(379,175)
Accumulated other comprehensive income	21	11

Total stockholders’ equity	56,718	61,412

Total liabilities and stockholders’ equity	$61,591	$66,353

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Contract and grant revenue	$3,951	$1,170	$6,069	$2,306
License and royalty revenue	554	286	883	724

Total revenues	4,505	1,456	6,952	3,030
Operating expenses:
Research and development	2,379	3,930	4,525	7,580
Manufacturing and production	3,650	3,891	5,165	7,604
General and administrative	2,541	3,478	4,810	6,996

Total operating expenses	8,570	11,299	14,500	22,180

Loss from operations	(4,065)	(9,843)	(7,548)	(19,150)
Other income (expense):
Investment and other income (expense), net	25	(38)	53	(13)

Net loss	$(4,040)	$(9,881)	$(7,495)	$(19,163)

Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.09)	$(0.22)

Weighted average shares used in computing basic and diluted net loss per share	87,319	86,730	87,219	86,623

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(4,040)	$(9,881)	$(7,495)	$(19,163)
Other comprehensive gain (loss):
Unrealized gains (losses) on available-for-sale and long-term marketable securities:
Unrealized gains (losses) arising during holding period	27	(100)	10	(113)

Other comprehensive gain (loss)	27	(100)	10	(113)

Total comprehensive loss	$(4,013)	$(9,981)	$(7,485)	$(19,276)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,495)	$(19,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	940	1,197
Write-off of abandoned patents	42	82
Compensation expense related to stock options and awards	1,721	1,954
Changes in operating assets and liabilities:
Receivables and other assets	59	69
Accounts payable and accrued expenses	182	325
Deferred revenue	(75)	(75)
Deferred rent	(174)	(144)

Net cash used in operating activities	(4,800)	(15,755)

Cash flows from investing activities:
Maturities of marketable securities	7,850	21,172
Purchases of marketable securities	(10,949)	(3,037)
Purchases of property and equipment	(27)	(273)
Patent expenditures	(188)	(212)

Net cash (used in) provided by investing activities	(3,314)	17,650

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,101	380
Payment of withholding taxes for net settlement of restricted stock units	(31)	(401)

Net cash provided by (used in) financing activities	1,070	(21)

Net (decrease) increase in cash and cash equivalents	(7,044)	1,874
Cash and cash equivalents at beginning of period	38,837	43,159

Cash and cash equivalents at end of period	$31,793	$45,033

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2014

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

The unaudited financial statements at June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in its Annual Report on Form 10-K filed with the SEC.

The accompanying cash flow statement for the six months ended June 30, 2013 contains a reclassification of certain amortization expenses from investing activities to operating activities to conform to the current year presentation.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of 90 days or less. Investments with an original maturity of more than 90 days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income, if any, are determined on a specific identification basis.

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of June 30, 2014, and December 31, 2013, restricted cash of $3.1 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and warrants, and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.4 million and 1.4 million for the three months ended June 30, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.5 million and 1.5 million for the six months ended June 30, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

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

Recent Accounting Pronouncement

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Research and development	$233	$242	$442	$554
Manufacturing and production	76	60	121	128
General and administrative	575	514	1,158	1,272

Total stock-based compensation expense	$884	$816	$1,721	$1,954

During the six months ended June 30, 2014 and 2013, the Company granted stock-based awards with a total estimated value of $2.3 million and $3.8 million, respectively. At June 30, 2014, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $3.1 million, which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based awards granted during the six months ended June 30, 2014 and 2013, were equal to 3.1% and 2.2%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

June 30, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$3,560	$2	$—	$3,562
Government-sponsored enterprise securities	6,998	—	4	6,994
Corporate bonds	—	—	—	—
Certificates of deposit	4,068	—	—	4,068

	$14,626	$2	$4	$14,624

December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,500	$3	$—	$1,503
Government-sponsored enterprise securities	4,500	—	—	4,500
Corporate bonds	4,853	—	—	4,853
Certificates of deposit	685	—	—	685

	$11,538	$3	$—	$11,541

At June 30, 2014, $9.1 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2014. As of June 30, 2014, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Employee compensation	$1,587	$1,587
Post-termination benefit accrual	55	369
Clinical trial accrual	567	347
Accounts payable	669	395
Deferred rent	400	369
Other accrued liabilities	438	436

Total accounts payable and accrued expenses	$3,716	$3,503

5.       LONG-TERM INVESTMENTS

As of June 30, 2014, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of June 30, 2014. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated by management utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million, net of tax, as of June 30, 2014. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive gain (loss) are unrealized gains (losses) of $14,000 and $(113,000) for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at June 30, 2014, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$4,068	$—	$—	$4,068
Money market funds	169	—	—	169
U.S. treasuries	3,562	—	—	3,562
Government-sponsored enterprise securities	—	6,994	—	6,994
Auction rate securities	—	—	1,994	1,994

	$7,799	$6,994	$1,994	$16,787

	Fair Value Measurements
December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$685	$—	$—	$685
Money market funds	2,275	—	—	2,275
U.S. treasuries	1,503	—	—	1,503
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	4,500	—	4,500
Auction rate securities	—	—	1,980	1,980

	$4,463	$9,353	$1,980	$15,796

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at June 30, 2014. The Company did not transfer any investments between level categories during the six months ended June 30, 2014. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Six Months Ended June 30, 2014
Balance at December 31, 2013	$1,980
Total net unrealized gains, excluding tax impact, included in other comprehensive loss	14

Balance at June 30, 2014	$1,994

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.       COMMITMENTS AND CONTINGENCIES

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative, securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. The consolidated complaint seeks unspecified monetary damages and other relief. On April 25, 2014, the parties filed a joint motion asking the Court to permit plaintiffs to amend the consolidated complaint, which the Court granted. On May 12, 2014, lead plaintiff filed an amended complaint. On June 9, 2014, defendants filed a motion to dismiss the amended complaint. That same day, defendants also filed a motion to strike certain allegations in the amended complaint. The motion to strike is fully briefed, but the Court has not yet issued an order. Lead plaintiff’s deadline to oppose defendants’ pending motion to dismiss is August 4, 2014. A hearing, if any, on the motion to dismiss is currently scheduled for August 25, 2014. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to estimate possible losses or ranges of losses for ongoing legal actions.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company recognized $0.7 million and $0.3 million in license revenue under the Astellas agreements during the six months ended June 30, 2014 and 2013, respectively.

Under the terms of the agreements, the Company is also performing research and development services and manufacturing services which are being paid for by Astellas. During the three and six months ended June 30, 2014, the Company recognized $4.0 million and $6.1 million, respectively, of revenue related to these contract services. During the three and six months ended June 30, 2013, the Company recognized $1.1 million and $2.2 million, respectively, of revenue related to these contract services.

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

9.       RESTRUCTURING COSTS

In August 2013, the Company announced that its Phase 3 clinical trial of Allovectin®, the Company’s investigational cancer immunotherapy, failed to meet the pre-established endpoints. As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 47 employees and the write-off of certain intangible assets. The Company recorded charges for employee termination benefits of $2.2 million and for asset impairments of $0.7 million in August of 2013.

The following table sets forth activity in the restructuring liability for the six months ended June 30, 2014, which is wholly comprised of employee severance costs (in thousands):

Accrued Severance
Balance at December 31, 2013	$281
Accruals	—
Payments	$(226)

Balance at June 30, 2014	$55

The balance of the accrued severance liability at June 30, 2014 is anticipated to be fully distributed by September 30, 2014.

10.      STOCKHOLDERS’ EQUITY

In April 2014, the Company entered into an At-The-Market Issuance Sales Agreement, or Sales Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which the Company may issue and sell up to $25,000,000 of shares of its common stock from time to time. Under the Sales Agreement, the Company may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Brinson Patrick may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. The Sales Agreement may be terminated by the Company upon prior notice to Brinson Patrick or by Brinson Patrick upon prior notice to the Company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on the Company. During the three months ended June 30, 2014, the Company sold 982,016 shares under the sales agreement and received gross proceeds of $1,172,682.

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies. Since our inception, we estimate that we have received approximately $230.4 million in revenues from these sources. Revenues by source were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2014	2013	2014	2013
Astellas supply and services contract	$4.0	$1.1	$6.1	$2.2
Other contract and grants	—	0.1	—	0.1

Total contract and grant revenues	4.0	1.2	6.1	2.3

Astellas license	$0.5	$0.1	$0.7	$0.3
Other royalties and licenses	—	0.2	0.2	0.4

Total royalty and license revenues	0.5	0.3	0.9	0.7

Total revenues	$4.5	$1.5	$7.0	$3.0

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2014	2013	2014	2013
Allovectin®	$—	$5.5	$0.1	$10.4
CMV	4.6	1.3	7.2	2.6
HSV-2	1.0	—	1.7	—
Other research, development, manufacturing and production	0.4	1.0	0.7	2.2

Total research, development, manufacturing and production	$6.0	$7.8	$9.7	$15.2

Since our inception through June 30, 2014, we estimate that we have spent approximately $509.8 million on research, development, manufacturing and production. Our current independent development focus is on our novel DNA vaccines for HSV-2 and CMV, and other targets.

We are developing HSV-2 and CyMVectin™ vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through June 30, 2014, we have spent approximately $10.7 million on our HSV-2 program and $87.0 million on our CMV programs including ASP0113.

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

Results of Operations

Three Months Ended June 30, 2014, Compared with Three Months Ended June 30, 2013

Total Revenues. Total revenues increased $3.0 million to $4.5 million for the three months ended June 30, 2014, from $1.5 million for the three months ended June 30, 2013. This increase was primarily due to an increase in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.5 million, or 39.5%, to $2.4 million for the three months ended June 30, 2014, from $3.9 million for the three months ended June 30, 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.2 million, or 6.2%, to $3.7 million for the three months ended June 30, 2014, from $3.9 million for the three months ended June 30, 2013. This decrease was primarily due to a reduction in employee-related expenses as a result of our August 2013 restructuring combined with a reduction in the purchase of scientific supplies. These decreases were partially offset by the recognition of costs related to the shipment of ASP0113 clinical trial material to Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 26.9%, to $2.5 million for the three months ended June 30, 2014, from $3.5 million for the three months ended June 30, 2013. This decrease was primarily due to a reduction in employee-related expenses as a result of our August 2013 restructuring combined with a reduction in consulting and legal costs.

Investment and Other Income (Expense), Net. Investment and other income (expense), net, increased $63,000 to $25,000 for the three months ended June 30, 2014, from $(38,000) for the three months ended June 30, 2013.

Six Months Ended June 30, 2014, Compared with Six Months Ended June 30, 2013

Total Revenues. Total revenues increased $3.9 million to $6.9 million for the six months ended June 30, 2014, from $3.0 million for the six months ended June 30, 2013. This increase was primarily due to an increase in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $3.1 million, or 40.3%, to $4.5 million for the six months ended June 30, 2014, from $7.6 million for the six months ended June 30, 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $2.4 million, or 32.1%, to $5.2 million for the six months ended June 30, 2014, from $7.6 million for the six months ended June 30, 2013. This decrease was primarily due to a reduction in employee-related expenses as a result of our August 2013 restructuring combined with a reduction in the purchase of scientific supplies.

General and Administrative Expenses. General and administrative expenses decreased $2.2 million, or 31.2%, to $4.8 million for the six months ended June 30, 2014, from $7.0 million for the six months ended June 30, 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Investment and Other Income (Expense), Net. Investment and other income (expense), net, increased $66,000 to $53,000 for the six months ended June 30, 2014, from $(13,000) for the six months ended June 30, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through June 30, 2014, we have received approximately $230.4 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $421.9 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $51.5 million at June 30, 2014, compared with $55.5 million at December 31, 2013. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2014, was primarily the result of the use of cash to fund our operations, partially offset by sales of our common stock.

Net cash used in operating activities was $4.8 million and $15.8 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2014, compared with the prior year period, was primarily the result of a $11.7 million decrease in our net loss which decrease was primarily the result of our August 2013 restructuring.

Net cash (used in) provided by investing activities was $(3.3) million and $17.7 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in net cash provided by investing activities for the six months ended June 30, 2014, compared with the prior year period, was primarily the result of an increase in net purchases of marketable securities.

Net cash provided by (used in) financing activities was $1.1 million and $(21,000) for the six months ended June 30, 2014 and 2013, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 2014, compared with the prior year period, was primarily the result of receiving gross proceeds of $1,172,682 from the sale of 982,016 common shares in an At-The-Market offering during the six months ended June 30, 2014.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $148.8 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2015.

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

The ATM Agreement provides that Brinson Patrick will be entitled to compensation for its services in an amount up to 2.5% of the gross proceeds from the sale of shares sold through Brinson Patrick under the ATM Agreement. We have no obligation to sell any shares under the ATM Agreement, and both we and Brinson Patrick may at any time suspend the sale of shares under the ATM Agreement. We have also agreed to provide indemnification and contribution to Brinson Patrick against certain liabilities. During the three months ended June 30, 2014, we sold 982,016 shares under the sales agreement and received gross proceeds of $1,172,682.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at June 30, 2014, is approximately $11.8 million, of which approximately $7.5 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our Chief Executive Officer, or CEO, and three of our other executives. If our executive officers, other than our CEO, are terminated without “cause” or they resign for “good reason” (as defined in their employment agreements), they will be entitled to severance consisting of continued base salary payments at the then-current rate for a period of 6 months. In addition, our Senior Vice President, Corporate Development receives the payment of health insurance premiums for 6 months and accelerated vesting on all his unvested stock awards if his employment is terminated without “cause” or if he resigns for “good reason” (as defined in his employment agreement). Our CEO’s employment agreement provides for severance consisting of 18 months of continued base salary, including the payment of health insurance premiums, plus a payment equal to one and one half times any cash bonus paid in the prior year, if his employment is terminated without “cause” or if he resigns for “good reason” (as defined in his employment agreement). In addition, our CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control” (as defined in his employment agreement), the employment agreement for our CEO provides for severance of a lump sum equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one half times any cash bonus paid in the prior year. In addition, all outstanding unvested stock awards held by our CEO will vest immediately. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.5 million if our CEO and other executives were terminated at June 30, 2014.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at June 30, 2014.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2014, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2014, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2014. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. The consolidated complaint seeks unspecified monetary damages and other relief. On April 25, 2014, the parties filed a joint motion asking the Court to permit plaintiffs to amend the consolidated complaint, which the Court granted. On May 12, 2014, lead plaintiff filed an amended complaint. On June 9, 2014, defendants filed a motion to dismiss the amended complaint. That same day, defendants also filed a motion to strike certain allegations in the amended complaint. The motion to strike is fully briefed, but the Court has not yet issued an order. Lead plaintiff’s deadline to oppose defendants’ pending motion to dismiss is August 4, 2014. A hearing, if any, on the motion to dismiss is currently scheduled for August 25, 2014. We plan to vigorously defend against the claims advanced. At this time, we are unable to estimate possible losses or ranges of losses for ongoing legal actions.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $31.2 million, $22.9 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of June 30, 2014, we had incurred cumulative net losses totaling approximately $386.7 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $148.8 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

U.S. or foreign regulations evolve and could prevent or delay regulatory approval of our products or limit our and our collaborators and licensees’ ability to develop and commercialize our products. Delays could:

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

As of June 30, 2014, we were the assignee or co-assignee of 60 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2014, we were also prosecuting 26 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2014, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2014, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2011, to June 30, 2014, our stock price has ranged from $1.01 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $148.8 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Vical Incorporated

Date: August 1, 2014	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)