Form 10-Q
period 2014-09-30
VICAL INC
filed 2014-11-03
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Total shares of common stock outstanding at October 24, 2014: 90,330,267

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$22,660	$38,837
Marketable securities, available-for-sale	23,869	11,541
Restricted cash	3,182	3,119
Receivables and other assets	4,689	4,590

Total current assets	54,400	58,087
Long-term investments	1,937	1,980
Property and equipment, net	2,857	3,935
Intangible assets, net	1,702	1,972
Other assets	379	379

Total assets	$61,275	$66,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,600	$3,503
Deferred revenue	38	150

Total current liabilities	4,638	3,653
Long-term liabilities:
Deferred rent	974	1,288
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 90,190 and 86,778 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	902	868
Additional paid-in capital	445,843	439,708
Accumulated deficit	(391,034)	(379,175)
Accumulated other comprehensive (loss) income	(48)	11

Total stockholders’ equity	55,663	61,412

Total liabilities and stockholders’ equity	$61,275	$66,353

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Contract and grant revenue	$3,004	$1,311	$9,073	$3,617
License and royalty revenue	438	232	1,321	956

Total revenues	3,442	1,543	10,394	4,573
Operating expenses:
Research and development	3,180	4,500	7,705	12,080
Manufacturing and production	2,292	3,900	7,457	11,504
General and administrative	2,366	3,123	7,176	10,119

Total operating expenses	7,838	11,523	22,338	33,703

Loss from operations	(4,396)	(9,980)	(11,944)	(29,130)
Other income:
Investment and other income, net	32	97	85	84

Net loss	$(4,364)	$(9,883)	$(11,859)	$(29,046)

Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.13)	$(0.33)

Weighted average shares used in computing basic and diluted net loss per share	89,976	86,998	88,154	86,755

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(4,364)	$(9,883)	$(11,859)	$(29,046)
Other comprehensive loss:
Unrealized losses on available-for-sale and long-term marketable securities:
Unrealized losses arising during holding period	(69)	(65)	(59)	(178)

Other comprehensive loss	(69)	(65)	(59)	(178)

Total comprehensive loss	$(4,433)	$(9,948)	$(11,918)	$(29,224)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,859)	$(29,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,330	1,731
Write-off of abandoned patents and licensed technology	331	778
Compensation expense related to stock options and awards	2,451	2,686
Changes in operating assets and liabilities:
Receivables and other assets	(99)	323
Accounts payable and accrued expenses	1,050	(502)
Deferred revenue	(113)	(113)
Deferred rent	(266)	(220)

Net cash used in operating activities	(7,175)	(24,363)

Cash flows from investing activities:
Maturities of marketable securities	8,000	25,489
Purchases of marketable securities	(20,437)	(5,137)
Purchases of property and equipment	(43)	(306)
Patent expenditures	(240)	(376)

Net cash (used in) provided by investing activities	(12,720)	19,670

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,776	815
Payment of withholding taxes for net settlement of restricted stock units	(58)	(470)

Net cash provided by financing activities	3,718	345

Net decrease in cash and cash equivalents	(16,177)	(4,348)
Cash and cash equivalents at beginning of period	38,837	43,159

Cash and cash equivalents at end of period	$22,660	$38,811

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2014

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

The unaudited financial statements at September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2013, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of September 30, 2014, and December 31, 2013, restricted cash of $3.2 million and $3.1 million, respectively, was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted net loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.4 million and 0.7 million for the three months ended September 30, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.5 million and 1.2 million for the nine months ended September 30, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

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

Recent Accounting Pronouncements

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

In August 2014, the FASB issued an amendment to the accounting guidance related to the evaluation of an entity to continue as a going concern. The amendment establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The amendment also gives guidance to determine whether to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. The amended guidance is effective prospectively for fiscal years beginning after December 15, 2016. The new guidance will not have an impact on the Company’s financial position, results of operations or cash flows.

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Research and development	$186	$155	$628	$709
Manufacturing and production	56	68	177	196
General and administrative	488	509	1,646	1,781

Total stock-based compensation expense	$730	$732	$2,451	$2,686

During the nine months ended September 30, 2014 and 2013, the Company granted stock-based awards with a total estimated value of $2.3 million and $4.8 million, respectively. At September 30, 2014, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $2.4 million, which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based awards granted during the nine months ended September 30, 2014 and 2013, were equal to 3.0% and 3.8%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

September 30, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,569	$—	$—	$5,569
Government-sponsored enterprise securities	7,999	—	10	7,989
Corporate bonds	2,032	—	4	2,028
Certificates of deposit	8,283	—	—	8,283

	$23,883	$—	$14	$23,869

December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,500	$3	$—	$1,503
Government-sponsored enterprise securities	4,500	—	—	4,500
Corporate bonds	4,853	—	—	4,853
Certificates of deposit	685	—	—	685

	$11,538	$3	$—	$11,541

At September 30, 2014, $13.0 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2014. As of September 30, 2014, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Employee compensation	$1,816	$1,587
Post-termination benefit accrual	—	369
Clinical trial accrual	1,049	347
Accounts payable	878	395
Deferred rent	416	369
Other accrued liabilities	441	436

Total accounts payable and accrued expenses	$4,600	$3,503

5.       LONG-TERM INVESTMENTS

As of September 30, 2014, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of September 30, 2014. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated by management utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million, net of tax, as of September 30, 2014. The losses when recognized are included in investment and other income. Included in other comprehensive loss are unrealized losses of $43,000 and $0.2 million for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company had recorded cumulative unrealized gains of $0.1 million. The resulting carrying value of the auction rate security at September 30, 2014, was $1.9 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$8,283	$—	$—	$8,283
Money market funds	2,169	—	—	2,169
U.S. treasuries	5,569	—	—	5,569
Corporate bonds	—	2,028	—	2,028
Government-sponsored enterprise securities	—	7,989	—	7,989
Auction rate securities	—	—	1,937	1,937

	$16,021	$10,017	$1,937	$27,975

	Fair Value Measurements
December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$685	$—	$—	$685
Money market funds	2,275	—	—	2,275
U.S. treasuries	1,503	—	—	1,503
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	4,500	—	4,500
Auction rate securities	—	—	1,980	1,980

	$4,463	$9,353	$1,980	$15,796

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2014. The Company did not transfer any investments between level categories during the nine months ended September 30, 2014. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Nine Months Ended September 30, 2014
Balance at December 31, 2013	$1,980
Total net unrealized losses, excluding tax impact, included in other comprehensive loss	(43)

Balance at September 30, 2014	$1,937

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.       COMMITMENTS AND CONTINGENCIES

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. The consolidated complaint seeks unspecified monetary damages and other relief. On April 25, 2014, the parties filed a joint motion asking the Court to permit plaintiffs to amend the consolidated complaint, which the Court granted. On May 12, 2014, lead plaintiff filed an amended complaint. On June 9, 2014, defendants filed a motion to dismiss the amended complaint. That same day, defendants also filed a motion to strike certain allegations in the amended complaint. The motions to dismiss and strike are fully briefed, but the Court has not yet issued an order. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to estimate possible losses or ranges of losses for ongoing legal actions.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company recognized $1.1 million and $0.4 million in license revenue under the Astellas agreements during the nine months ended September 30, 2014 and 2013, respectively.

Under the terms of the agreements, the Company is also performing research and development services and manufacturing services which are being paid for by Astellas. During the three and nine months ended September 30, 2014, the Company recognized $3.0 million and $9.1 million, respectively, of revenue related to these contract services. During the three and nine months ended September 30, 2013, the Company recognized $1.2 million and $3.4 million, respectively, of revenue related to these contract services.

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

The following table sets forth activity in the restructuring liability for the nine months ended September 30, 2014, which is wholly comprised of employee severance costs (in thousands):

Accrued Severance
Balance at December 31, 2013	$281
Accruals	—
Payments	$(281)

Balance at September 30, 2014	$—

The balance of the accrued severance liability at December 31, 2013 has been fully distributed as of September 30, 2014.

10.       STOCKHOLDERS’ EQUITY

In April 2014, the Company entered into an At-The-Market Issuance Sales Agreement, or Sales Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which the Company may issue and sell up to $25,000,000 of shares of its common stock from time to time. Under the Sales Agreement, the Company may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Brinson Patrick may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Global Market, on any other existing trading market for the Company’s common stock or to or through a market maker. The Sales Agreement may be terminated by the Company upon prior notice to Brinson Patrick or by Brinson Patrick upon prior notice to the Company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on the Company. During the three months ended September 30, 2014, the Company sold 2,186,870 shares under the sales agreement and received gross proceeds of $2,741,718. During the nine months ended September 30, 2014, the Company sold 3,168,886 shares under the sales agreement and received gross proceeds of $3,914,400.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical complete	Vical

Corporate Collaborations

ASP0113 therapeutic vaccine for CMV	Protect against infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

Government Collaboration

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Source	2014	2013	2014	2013
Astellas supply and services contract	$3.0	$1.2	$9.1	$3.4
Other contract and grants	—	0.1	—	0.2

Total contract and grant revenues	3.0	1.3	9.1	3.6

Astellas license	$0.4	$0.2	$1.1	$0.4
Other royalties and licenses	—	—	0.2	0.6

Total royalty and license revenues	0.4	0.2	1.3	1.0

Total revenues	$3.4	$1.5	$10.4	$4.6

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Program	2014	2013	2014	2013
Allovectin®	$—	$4.0	$0.1	$14.4
CMV	3.3	2.0	10.5	4.6
HSV-2	1.2	1.9	2.9	2.8
Other research, development, manufacturing and production	1.0	0.5	1.7	1.8

Total research, development, manufacturing and production	$5.5	$8.4	$15.2	$23.6

Our current independent development focus is on our novel DNA vaccines for HSV-2 and CMV, and other targets. We are developing HSV-2 and CyMVectin™ vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through September 30, 2014, we have spent approximately $11.9 million on our HSV-2 program and $90.3 million on our CMV programs including ASP0113.

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

Results of Operations

Three Months Ended September 30, 2014, Compared with Three Months Ended September 30, 2013

Total Revenues. Total revenues increased $1.9 million to $3.4 million for the three months ended September 30, 2014, from $1.5 million for the three months ended September 30, 2013. This increase was primarily due to an increase in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.3 million, or 29.3%, to $3.2 million for the three months ended September 30, 2014, from $4.5 million for the three months ended September 30, 2013. This decrease was primarily due to a $1.9 million restructuring charge recognized in August 2013 combined with a decrease in employee-related expenses. These decreases were partially offset by an increase in clinical trial costs during the three months ended September 30, 2014.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.6 million, or 41.2%, to $2.3 million for the three months ended September 30, 2014, from $3.9 million for the three months ended September 30, 2013. This decrease was primarily due to a $0.6 million restructuring charge recognized in August 2013 combined with a reduction in employee-related expenses, scientific supplies, contract services and deferred contract costs.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 24.2%, to $2.4 million for the three months ended September 30, 2014, from $3.1 million for the three months ended September 30, 2013. This decrease was primarily due to a $0.4 million restructuring charge recognized in August 2013 combined with a reduction in employee-related expenses and consulting costs.

Investment and Other Income, Net. Investment and other income, net, decreased $65,000 to $32,000 for the three months ended September 30, 2014, from $97,000 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014, Compared with Nine Months Ended September 30, 2013

Total Revenues. Total revenues increased $5.8 million to $10.4 million for the nine months ended September 30, 2014, from $4.6 million for the nine months ended September 30, 2013. This increase was primarily due to an increase in contract revenue recognized related to our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $4.4 million, or 36.2%, to $7.7 million for the nine months ended September 30, 2014, from $12.1 million for the nine months ended September 30, 2013. This decrease was primarily due to a $1.9 million restructuring charge recognized in August 2013 combined with a decrease in employee-related expenses, scientific supplies and contract services. These decreases were partially offset by an increase in clinical trial costs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $4.0 million, or 35.2%, to $7.5 million for the nine months ended September 30, 2014, from $11.5 million for the nine months ended September 30, 2013. This decrease was primarily due to a reduction in employee-related expenses as a result of our August 2013 restructuring combined with a reduction in the purchase of scientific supplies.

General and Administrative Expenses. General and administrative expenses decreased $2.9 million, or 29.1%, to $7.2 million for the nine months ended September 30, 2014, from $10.1 million for the nine months ended September 30, 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Investment and Other Income, Net. Investment and other income net, increased $1,000 to $85,000 for the nine months ended September 30, 2014, from $84,000 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $51.6 million at September 30, 2014, compared with $55.5 million at December 31, 2013. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2014, was primarily the result of the use of cash to fund our operations, partially offset by the receipt of proceeds from sales of our common stock.

Net cash used in operating activities was $7.2 million and $24.4 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2014, compared with the prior year period, was primarily the result of a $17.2 million decrease in our net loss which was primarily the result of our August 2013 restructuring.

Net cash (used in) provided by investing activities was $(12.7) million and $19.7 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in net cash provided by investing activities for the nine months ended September 30, 2014, compared with the prior year period, was primarily the result of an increase in net purchases of marketable securities.

Net cash provided by financing activities was $3.7 million and $0.3 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2014, compared with the prior year period, was primarily the result of receiving gross proceeds of $3,914,400 from the sale of 3,168,886 common shares in an At-The-Market offering during the nine months ended September 30, 2014.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $146.1 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2015.

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

The ATM Agreement provides that Brinson Patrick will be entitled to compensation for its services in an amount up to 2.5% of the gross proceeds from the sale of shares sold through Brinson Patrick under the ATM Agreement. We have no obligation to sell any shares under the ATM Agreement, and both we and Brinson Patrick may at any time suspend the sale of shares under the ATM Agreement. We have also agreed to provide indemnification and contribution to Brinson Patrick against certain liabilities. During the three months ended September 30, 2014, we sold 2,186,870 shares under the sales agreement and received gross proceeds of $2,741,718. During the nine months ended September 30, 2014, we sold 3,168,886 shares under the sales agreement and received gross proceeds of $3,914,400.

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

The aggregate amount of additional milestone payments that we could be required to pay under all of our in-license agreements in place at September 30, 2014, is approximately $11.8 million, of which approximately $7.5 million is related to our independent programs and corporate and government collaborations which are currently in clinical development. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our Chief Executive Officer, or CEO, and three of our other executives. If our executive officers, other than our CEO, are terminated without “cause” or they resign for “good reason” (as defined in their employment agreements), they will be entitled to severance consisting of continued base salary payments at the then-current rate for a period of 6 months. In addition, our Senior Vice President, Corporate Development receives the payment of health insurance premiums for 6 months and accelerated vesting on all his unvested stock awards if his employment is terminated without “cause” or if he resigns for “good reason” (as defined in his employment agreement). Our CEO’s employment agreement provides for severance consisting of 18 months of continued base salary, including the payment of health insurance premiums, plus a payment equal to one and one half times any cash bonus paid in the prior year, if his employment is terminated without “cause” or if he resigns for “good reason” (as defined in his employment agreement). In addition, our CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control” (as defined in his employment agreement), the employment agreement for our CEO provides for severance of a lump sum equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one half times any cash bonus paid in the prior year. In addition, all outstanding unvested stock awards held by our CEO will vest immediately. All of the agreements specify that any earnings from employment or consulting during this period will offset any salary continuation payments due from us. The maximum payments due under these employment agreements would have been $1.5 million if our CEO and other executives were terminated at September 30, 2014.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.4 million lower than the reported fair value of our investments at September 30, 2014.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2014, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2014, we had recorded cumulative unrealized gains of $0.1 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2014. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative, securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. The consolidated complaint seeks unspecified monetary damages and other relief. On April 25, 2014, the parties filed a joint motion asking the Court to permit plaintiffs to amend the consolidated complaint, which the Court granted. On May 12, 2014, lead plaintiff filed an amended complaint. On June 9, 2014, defendants filed a motion to dismiss the amended complaint. That same day, defendants also filed a motion to strike certain allegations in the amended complaint. The motions to dismiss and strike are fully briefed, but the Court has not yet issued an order. We plan to vigorously defend against the claims advanced. At this time, we unable to estimate possible losses or ranges of losses for ongoing legal actions.

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

(*) Our clinical trials or those of our partners may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. We and our licensees have in the past suffered significant setbacks in advanced clinical trials due to lack of efficacy, notwithstanding promising results in earlier trials. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial. Most product candidates that commence clinical trials are never approved as products.

There are a number of factors that could cause a clinical study to fail or be delayed, including:

•	the clinical study may produce negative or inconclusive results;

•

regulators, monitoring boards or other entities may require that we hold, suspend or terminate clinical research for safety, ethical or regulatory reasons, including adverse events reported during the trial;

•	we may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;

•	enrollment in our clinical studies may be slower than we anticipate;

•	the cost of our clinical studies may be greater than we anticipate; and

•	the supply or quality of our product candidates or other materials necessary to conduct our clinical studies may be insufficient, inadequate or delayed.

In addition, even if clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $31.2 million, $22.9 million and $7.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of September 30, 2014, we had incurred cumulative net losses totaling approximately $391.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $146.1 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In November 2012, we entered into a Sales Agreement with Stifel, under which we may issue and sell up to $50.0 million of our common stock from time to time. In April 2014, we entered into an ATM Agreement with Brinson Patrick, under which we may issue and sell up to $25.0 million of our common stock from time to time. As of September 30, 2014 there was $21.1 million of our common stock available to be sold under the Brinson Patrick ATM. However, neither Stifel nor Brinson Patrick are obligated to sell any shares that we may request to be sold, and any attempt to sell shares under these facilities, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

As of September 30, 2014, we were the assignee or co-assignee of 70 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2014, we were also prosecuting 20 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2014, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2014, we had recorded cumulative unrealized gains of $0.1 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2011, to September 30, 2014, our stock price has ranged from $1.01 to $5.30. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $146.1 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Vical Incorporated

Date: November 3, 2014	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)