Form 10-K
period 2014-12-31
VICAL INC
filed 2015-02-26
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014.

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

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Global Market on June 30, 2014, was approximately $106,624,086.

The number of shares of common stock outstanding as of January 31, 2015, was 90,379,928.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2015	Part III

VICAL INCORPORATED

FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of on-going clinical trials and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 16 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy.

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

Our Core Technology

The key discovery leading to our core DNA delivery technology was that muscle tissues can take up polynucleotide genetic material, such as DNA or RNA, directly, without the use of viral components or other delivery vehicles or technologies, and subsequently express the proteins encoded by the genetic material for periods ranging from weeks to more than a year. Our approach typically involves designing and constructing closed loops of DNA called plasmids, or pDNAs. These pDNAs contain a DNA segment encoding the protein of interest, as well as short segments of DNA that control protein expression. Plasmids can be manufactured using uniform methods of fermentation and processing. This could result in faster development and production times than technologies that require development of product-specific manufacturing processes.

Since the initial discovery of our DNA delivery technology, our researchers have improved the design of our plasmids to increase efficiency of gene expression and immunogenicity. In addition, we continue to develop formulations, adjuvants, and delivery technologies, including the use of lipid molecules, synthetic polymers called poloxamers and other approaches to enhance DNA expression or increase the immune response to DNA vaccines. We own broad patent rights in the United States and in key foreign markets to certain non-viral polynucleotide delivery technologies. Our patents and patent applications cover, for example, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade

DNA, and several families of lipid molecules and their uses in DNA delivery. Benefits of our DNA delivery technologies may include the following, which may enable us to offer novel treatment alternatives for diseases that are currently poorly addressed:

•

Broad Applicability. Our DNA delivery technologies may be useful in vaccines for infectious diseases, in which the expressed protein induces an immune response, and for therapeutic protein delivery, in which the expressed protein is a therapeutic agent;

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

Applications of DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in two areas of application:

Infectious Diseases

DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or killed pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to market its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, or IHNV, and again in late 2009, when our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to sell a therapeutic DNA vaccine, ONCEPT®, designed to aid in extending the survival time of dogs with oral melanoma.

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

In the broader vaccine marketplace, it is important to note a changing dynamic. Traditionally, vaccines have been predominantly focused on the pediatric market, intended to protect children from diseases that could cause them serious harm. Today, there is a growing interest in vaccines against diseases that may affect adolescents and adults, which include both sexually transmitted diseases and infections that strike opportunistically, such as during pregnancy or in immunocompromised individuals. We believe our technologies, because of their potential safety and development timeline advantages, could be ideally suited for this new generation of vaccines.

Veterinary

Prior to their development for human use, our DNA delivery technologies were extensively tested in animals. Research scientists have published numerous papers detailing positive results in many species and covering a broad range of disease indications. Animal health encompasses two distinct market segments: livestock, or animals bred and raised for food or other products, and companion animals, or pets. Through our collaborative partnerships there have been approvals within each of these market segments for vaccines utilizing our DNA delivery technology.

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

Enhance and Expand Our Technologies and Programs

We are actively pursuing the refinement of our plasmids and formulations, the evaluation of potential enhancements to our core technologies and the exploration of additional DNA delivery technologies. We are developing future product candidates based on these technologies through nonclinical and clinical testing to determine their safety and effectiveness. We also seek to develop additional applications for our technologies by testing new approaches to disease control or prevention. These efforts could lead to further independent product development or additional licensing opportunities. In addition, we continually evaluate complimentary technologies or other product candidates that may be of potential interest for in-licensing or acquisition. We license intellectual property from companies holding complementary technologies to leverage the potential of our own DNA delivery technologies and to further the discovery of innovative therapies for internal development.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Therapeutic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical complete	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial
Government Collaboration
Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

[1]

“Preclinical” indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is advancing toward initial human clinical testing. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the product candidate. “Phase 3” clinical trials are large scale, multi-center, comparative trials that are conducted with a larger group of patients to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.

Independent Programs Targeting Infectious Diseases

Herpes Simplex Virus - 2

In December 2013, we initiated a Phase 1/2 trial of our Vaxfectin®-formulated therapeutic vaccine for HSV-2. A total of 165 HSV-2-infected patients were enrolled in the trial. The randomized, double-blind, placebo-controlled trial will evaluate safety, tolerability and efficacy in otherwise healthy HSV-2-infected patients aged 18 to 50 years who have experienced 2 to 9 genital herpes recurrences within the prior year. The trial enrolled subjects at seven U.S. clinical sites. The first part of this trial comprised a dose escalation of a  1/4 dose, a  1/2 dose, and a full dose of vaccine in a small number of subjects prior to initiating the next higher dose. All vaccine doses will be administered three times on a 0, 28, and 56 days schedule.

This trial will test the effectiveness of two HSV-2 vaccines that we are developing, VCL-HB01 and VCL-HM01, by comparing the viral shedding rate prevaccination (baseline) to the viral shedding rate postvaccination.

Viral shedding will be measured by daily self-collected swabs that will be sampled for detectable HSV-2 DNA by PCR assay. In addition to this primary efficacy endpoint, this trial will also evaluate several secondary outcome measures, including genital lesion rate change from baseline, the HSV viral load (or copy numbers) from baseline, as well as the immunological responses over time from baseline. This Phase 1/2 trial is a vital first step to showing proof of concept that our HSV-2 therapeutic DNA vaccine can favorably impact virologic markers of HSV-2 infection. In December 2014, we completed enrollment of the Phase 1/2 trial and expect to release topline efficacy data by the middle of 2015.

About HSV-2

HSV-2 is a member of the herpes virus family and is the leading cause of recurrent genital herpes worldwide. About 400 million people aged 15-49 years are living with HSV-2 worldwide, and about 20 million are newly infected every year. About one in six adults in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care in developed countries, we believe their inconvenience and cumulative cost underscore the need for safe, new approaches to reducing HSV-2 lesions, shedding, and transmission.

CMV Vaccines

CMV is a ubiquitous herpes virus that can cause serious complications in two distinct patient populations: immunocompromised transplant patients and children who were congenitally infected during pregnancy. We are currently developing two CMV vaccines to address the unmet needs in each of these two populations: ASP0113 (TransVax™; in collaboration with Astellas) and CyMVectin™. ASP0113 is designed to serve the first patient population by preventing CMV reactivation or infection in transplant recipients. In 2011, we licensed the right to develop and commercialize ASP0113 to Astellas. CyMVectin™ is designed to serve the second, much larger patient population by preventing primary CMV infection during pregnancy and thereby precluding maternal-fetal CMV transmission, congenital CMV infection, and related birth defects. We believe congenital CMV represents a major commercial opportunity and could potentially lead to universal vaccination.

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

CyMVectin™ consists of pDNA that encodes the human CMV glycoprotein B, or gB, antigen and pDNA that encodes the human CMV phosphoprotein 65, or pp65, antigen. The product is formulated with our proprietary lipid-based adjuvant Vaxfectin®. Vaxfectin® has been shown in clinical and/or nonclinical studies by us and others to enhance immune responses, particularly antibody responses, to expressed immunogens. A recombinant gB protein-based vaccine, developed by others, has shown some protection against maternal CMV infection in a Phase 2 clinical trial, so we believe a vaccine strategy for CMV prevention can be successful. In addition, prior maternal CMV infection is associated with a reduction of risk of congenital infection. Nonclinical studies performed in rabbit, guinea pig and mouse animal models have demonstrated the ability to induce high titers of gB-specific antibodies in animals receiving the gB plasmid. Rabbit studies of Vaxfectin®-formulated gB pDNA demonstrated an approximately 10-fold enhancement of gB when compared to gB pDNA in phosphate-buffered saline. Similarly, mouse studies also demonstrated this added benefit of Vaxfectin® as an adjuvant. The results of these and prior published studies provide support that immune responses can be induced by pDNA vaccination and that formulation with Vaxfectin® enhances those immune responses. Phosphoprotein 65 is a major CMV tegument protein that is among the most widely recognized CMV antigens by both CD4+ and

CD8+ T cells in CMV-seropositive subjects. Induction of pp65-specific T cells following vaccination may provide an additional antiviral mechanism that could limit the spread of CMV infection by reducing CMV replication and viral loads. A repeat dose safety study in rabbits with Vaxfectin®-formulated gB and pp65 plasmids supports the conduct of an initial safety study in humans under an allowed IND.

About CMV

CMV infects over 50% of adults in the United States by age 50. Although most healthy people who are infected by CMV after birth are asymptomatic, CMV can affect certain high-risk groups, including immunocompromised individuals and congenitally-infected infants. Significant mortality and morbidity are observed in the immunocompromised populations, especially hematopoietic stem cell transplant, or HCT, and solid organ transplant, or SOT, recipients. In CMV-seropositive HCT recipients, the incidence of CMV reactivation in the first three months following transplantation is 50-70%, and these subjects are at increased risk for CMV end-organ disease. The incidence of CMV disease has been reduced to approximately 5% by the use of preemptive antiviral therapy, but currently available antiviral therapies are associated with drug toxicity, are costly, may lead to drug resistance and provide incomplete efficacy. Late-onset CMV reactivation may also occur after this initial period of heightened susceptibility. Despite current antiviral treatments that reduce the incidence of CMV disease, CMV-seropositive HCT recipients are still at increased risk of overall mortality as well as significant morbidities or mortalities from acute and chronic graft-versus-host disease, as well as other non-CMV infectious diseases.

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

DNA vaccine induction of CMV-specific antibodies and T-cell responses may prevent or limit CMV infection in women during pregnancy, which could impact congenital CMV transmission and the incidence of newborns suffering from the morbidities or mortality inflicted by CMV infections. We believe that there is a significant market potential for our CyMVectin™ vaccine, as there are more than 30 million CMV seronegative women of childbearing age (10 to 49 years) in the United States.

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

In 2008, we completed two Phase 1 H5N1 pandemic influenza trials. The data demonstrated that a Vaxfectin®-formulated DNA vaccine can achieve significant immune responses against H5N1 pandemic influenza in humans. The data suggested that the vaccine was well-tolerated and achieved potentially protective levels of antibody responses (H5 hemagglutination inhibition, or HI, titers of at least 40 and at least a four-fold increase from baseline) in at least 47% and up to 67% of evaluable subjects in the higher H5 dose cohorts in the trials. The data also showed that in the highest H5 dose cohorts, responses peaked by Day 56 and were sustained in 80% to 100% of the responders through the end of the study at Day 182. The vaccines demonstrated cross-clade antibody responses against two different strains and also induced T-cell responses against a matching strain of influenza virus in 75% to 100% of the subjects for at least six months. No significant safety issues were observed at any of the doses tested.

In 2011, we completed a Phase 1 clinical trial of our Vaxfectin®-formulated DNA vaccine against A/H1N1 pandemic influenza. The double-blind, placebo-controlled H1N1 influenza vaccine Phase 1 trial enrolled approximately 30 healthy adult volunteers at a single U.S. clinical site. Subjects were randomized 2:1 into the vaccine or placebo arms of the trial. The data suggested that the vaccine was well-tolerated and that more than half of the subjects in the trial generated neutralizing antibodies.

At this time, we do not intend to pursue further development of our pandemic influenza vaccines without external clinical funding. Such funding would permit us to further optimize the vaccine dose and formulation, confirm safety and immunogenicity in a larger number of subjects, and leverage the proof of concept for our DNA vaccine platform and Vaxfectin® adjuvant into additional indications.

Ebola

In January 2015, we and AnGes MG announced a collaboration to develop and commercialize an equine polyclonal antibody therapy for patients afflicted with Ebola virus disease. We will develop and provide to AnGes a DNA vaccine encoding the glycoprotein antigen of the 2014 Zaire strain of Ebola virus, formulated with our proprietary Vaxfectin® adjuvant. AnGes received the right to exclusively develop and commercialize the equine polyclonal antibody therapy in Japan and will be responsible for all development costs. Vical received an upfront payment and is eligible to receive royalties on net sales and a percentage of payments received by AnGes under any sub-licensing agreements.

Government Collaborations

There is currently one infectious disease program being conducted by the U.S. government using our technology. The Naval Medical Research Center, or NMRC, has completed a Phase 1 study of a tetravalent (serotypes 1, 2, 3, and 4) dengue DNA vaccine formulated with Vaxfectin®.

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

A study has been completed which demonstrated that a measles DNA vaccine formulated with Vaxfectin® adjuvant elicited sustained protective levels of neutralizing antibodies in infant (6—10 week old) nonhuman primates confirmed by complete protection following challenge one year after vaccination, with no clinical signs of disease and no culturable virus after challenge. Similar results were found in juvenile (1—2 year old) nonhuman primates. Both measles studies were conducted in collaboration with Diane E. Griffin, M.D., Ph.D., Alfred and Jill Sommer Professor and Chair of Molecular Microbiology and Immunology, Johns Hopkins Bloomberg School of Public Health, under a grant from the Bill and Melinda Gates Foundation.

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

Other Vaxfectin® Applications

In 2013, we entered into a nonexclusive license with Bristol-Myers Squibb Company, or BMS, for our patented platform DNA immunization technology and our Vaxfectin® adjuvant for use in the production of antibodies. Under the agreement, BMS is using our technology to generate antibodies with potential therapeutic uses in humans. We also agreed to provide specified quantities of our Vaxfectin® adjuvant to BMS from time to time.

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

In 2013 Astellas initiated two ASP0113 clinical trials including a global Phase 3 registration trial of ASP0113 in approximately 500 HCT recipients. This 1:1 randomized, double-blind, placebo-controlled trial will enroll CMV seropositive subjects undergoing HCT procedures. Randomization will be stratified by donor-recipient relatedness and donor CMV serostatus. The trial will use an adaptive design composed of two parts. The first part will enroll approximately 100 subjects and the primary endpoint will be overall mortality at one year. The second part will enroll approximately 400 subjects and the primary endpoint will be either mortality or a composite endpoint including mortality and other variables, depending on the statistical analysis of results from the first part. Enrollment will continue uninterrupted through both parts, and the endpoint for the second part will be determined by the time enrollment is complete. Treatment and follow-up for each subject will continue for one year following enrollment. Enrollment of the Phase 3 trial is expected to be completed in late 2015.

Astellas also initiated a Phase 2 trial of ASP0113 in approximately 140 solid organ transplant recipients. This global, randomized, double-blind, placebo-controlled trial is designed to evaluate the efficacy of ASP0113 compared to placebo as measured by the incidence of CMV viremia in CMV-seronegative subjects receiving a kidney from a CMV-seropositive donor. The study will also evaluate the safety of ASP0113 in this patient population. Follow-up for each subject will continue for one year following enrollment. Enrollment of the Phase 2 trial is expected to be completed in mid-2015.

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. We received an additional $10.0 million in 2012 upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in HCT recipients. We are also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products, and we have an option to co-promote ASP0113 in the United States. Under the terms of a supply and services agreement entered into by us and Astellas on the same date, we agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field. During the years ended December 31, 2014, 2013 and 2012, we recognized $1.6 million, $0.7 million and $10.7 million, respectively, in license revenue and $13.3 million, $5.6 million and $5.7 million, respectively, of revenue related to contract services and product delivered.

In August 2012 we amended our license and supply agreements with Astellas to, among other things, (i) extend the time period that we are obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, (ii) modify the allocation of $95.0 million of milestone payments among certain milestones through commercial launch and (iii) modify the structure of the royalties on net sales from a fixed double-digit royalty to escalating tiered double-digit royalties.

Prior to licensing ASP0113 to Astellas, we completed a multicenter Phase 2 trial in 94 CMV-seropositive HCT recipients (14 donor-recipient pairs and 80 recipient-only subjects), randomized 1:1 for vaccine or placebo. Subjects enrolled were 18-65 years old and diagnosed with selected leukemias or lymphomas. Enrollment in the trial was completed in November 2008 and a 1-year follow up was completed in November 2009. In 2010, we released 12 month post-transplant data, and showed that significant reductions were achieved for key viral reactivation metrics. The final study results were published in The Lancet Infectious Diseases in January 2012.

The U.S. Food and Drug Administration, or FDA, and European Medicines Agency has designated ASP0113 as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses in the U.S. and can result in extended marketing exclusivity both in the U.S. and Europe.

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

As of December 31, 2014, the aggregate potential milestone payments that we were eligible to receive under each of our out-license agreements with Astellas was equal to approximately $95.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be received, or when. Many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

In-licensing

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all nonexcluded preventive and therapeutic human and animal health applications, including CMV. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. As of December 31, 2014, we had paid CytRx $5.2 million under the agreement.

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

City of Hope. In 2003, we licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the City of Hope. We are also obligated to pay a low double-digit percentage of any payments we receive from the sub-license of products that incorporate the licensed technology. As of December 31, 2014, we had paid the City of Hope $5.5 million under the agreement.

As of December 31, 2014, the aggregate potential milestone payments that we could be obligated to pay under our in-license agreements with City of Hope and CytRx, may amount to approximately $4.3 million and $3.2 million, respectively. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

Under these in-license agreements, we may also be obligated to pay royalties based on net sales of any products which incorporate the in-licensed technology. These royalties are based on percentages of net sales in the single digit range. We may also be obligated to make payments under our in-license agreements with the City of Hope based on amounts we receive from sub-licensees, if any. Our obligations to pay any royalty payments under our in-license agreements are contingent upon the successful development and commercialization of products incorporating the in-licensed technology. Before any products incorporating the in-licensed technology may be sold, such products must be approved by U.S. or foreign regulatory authorities, which will require a substantial amount of additional research and development. Even if such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Consequently, we are not in a position to reasonably estimate when or to what extent we will be obligated to pay any royalties under our in-license agreements.

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

Our patents and patent applications cover, for example, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•

Core DNA Delivery Technology. We either co-owned or had rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses and the administration of DNA sequences into blood vessels and the heart. These patents are now expired. We have supplemented these core DNA patents with patents covering specific product applications.

•

Lipid Technologies. We are the sole assignee of issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of plasmids to some tissues. Our HSV-2 therapeutic vaccine candidate, our Vaxfectin® adjuvant, as well as our CyMVectin™ prophylactic vaccine candidate are protected in-part by lipid technology and/or lipid compound patents that extend up to March 24, 2020. Patent protection of these key lipids also has been obtained in Europe, Canada and Japan. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

Specific DNA Products. We have supplemented the patent coverage described above with patents covering specific product applications of our technologies. To date, we have received patents in the United States, Europe and Japan , and have a patent pending in Canada, relating to codon-optimized polynucleotide-based vaccines against human CMV infection. The issued patents expire between December 19, 2023, and May 12, 2025. These patents further protect both our ASP0113 therapeutic vaccine candidate for CMV as well as our CyMVectin™ prophylactic vaccine candidate for CMV. Protection for our therapeutic vaccine candidate for HSV-2 is further augmented by an issued U.S. patent and foreign counterparts pending in Australia, Canada, Europe and Japan, all of which will expire on July 20, 2027. These patents are co-owned with the University of Washington. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

As of December 31, 2014, we were the assignee or co-assignee of 65 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

As of December 31, 2014, we were also prosecuting 18 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Roche, Sanofi, AiCuris GmbH & Co. KG in conjunction with Merck, Chimerix, Inc., and others have products or development programs for CMV treatment and prevention. GlaxoSmithKline plc, Genocea Biosciences, Inc., Agenus, Inc. and others have products or development programs for HSV-2 treatment. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Employees

As of December 31, 2014, we had 68 full-time employees, including 7 with doctorate degrees. Of these full-time employees, 50 were engaged in, or directly supporting, research and development and manufacturing activities, and 18 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	62	President, Chief Executive Officer and Director
Igor P. Bilinsky, Ph.D.	42	Senior Vice President, Corporate Development
Mammen P. Mammen, Jr., M.D.	51	Vice President, Clinical Vaccines
Anthony A. Ramos	48	Vice President Finance, Chief Accounting Officer
Larry R. Smith, Ph.D.	54	Vice President, Vaccine Research

[1]	As of December 31, 2014.
[2]	Executive officer.

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

Anthony A. Ramos joined us as Corporate Controller in February 2005 and was named Chief Accounting Officer in July 2010 and Vice President of Finance in December 2013. From January 1999 until joining Vical, Mr. Ramos held various positions at Copper Mountain Networks, Inc., a publicly held network communications company, most recently as Vice President of Finance with broad responsibilities in finance, accounting, treasury, risk management and corporate governance. From April 1996 until joining Copper Mountain Networks, Mr. Ramos was Accounting Manager at Viasat, Inc., a publicly held digital communications company, where he held accounting and financial reporting responsibilities. From January 1990 until joining Viasat, Mr. Ramos served as an audit manager at PricewaterhouseCoopers LLP, where his clients included life sciences, computer software and telecommunications companies as well as government contractors. Mr. Ramos received his bachelor’s degree in business administration and accounting from San Diego State University and is a Certified Public Accountant.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $16.5 million, $31.2 million and $22.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had incurred cumulative net losses totaling approximately $395.7 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $145.9 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In November 2012, we entered into a Sales Agreement with Stifel, under which we may issue and sell up to $50.0 million of our common stock from time to time. In April 2014, we entered into an At-the-Market Issuance Sales Agreement, or ATM Agreement with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which we may issue and sell up to $25.0 million of our common stock from time to time. As of December 31, 2014 there was $20.9 million of our common stock available to be sold under the Brinson Patrick ATM Agreement. However, neither Stifel nor Brinson Patrick are obligated to sell any shares that we may request to be sold, and any attempt to sell shares under these facilities, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

As of December 31, 2014, we were the assignee or co-assignee of 65 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2014, we were also prosecuting 18 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2014, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2014, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2012, to December 31, 2014, our stock price has ranged from $0.89 to $4.74. The following factors, among others, could have a significant impact on the market price of our common stock:

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

If we fail to continue to meet all applicable Nasdaq Global Market requirements, Nasdaq may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. As of February 10, 2015, the closing price of our common stock on the Nasdaq Global Market was $1.04. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

We and certain of our current and former officers have been named as defendants in two securities class action lawsuits and we are at risk of future securities class action litigation due to our past and expected stock price volatility.

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $145.9 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We lease approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California, under a lease agreement that expires in August 2017.

ITEM 3. LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. The consolidated complaint seeks unspecified monetary damages and other relief. On April 25, 2014, the parties filed a joint motion asking the court to permit the plaintiffs to amend the consolidated complaint, which the court granted. On May 12, 2014, the lead plaintiff filed an amended complaint. On June 9, 2014, the defendants filed a motion to dismiss the amended complaint. That same day, the defendants also filed a motion to strike certain allegations in the amended complaint. The motions to dismiss and strike are fully briefed. A hearing on the motion to dismiss is scheduled for March 2, 2015. We plan to vigorously defend against the claims advanced.

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

2014	High	Low
First Quarter	$1.79	$1.15
Second Quarter	1.36	1.07
Third Quarter	1.39	1.09
Fourth Quarter	1.37	0.89

2013
First Quarter	$4.30	$2.97
Second Quarter	4.35	2.90
Third Quarter	4.51	1.17
Fourth Quarter	1.53	1.01

As of January 31, 2015, there were approximately 240 stockholders of record of our common stock and 90,379,528 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2014.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2009. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$13,304	$5,846	$6,176	$4,223	$6,249
License and royalty revenue	1,913	1,872	11,343	25,795	2,462

Total revenues	15,217	7,718	17,519	30,018	8,711

Operating expenses:
Research and development	11,467	14,558	17,340	17,975	19,692
Manufacturing and production	10,824	12,698	13,055	10,267	11,436
General and administrative	9,552	11,814	10,557	9,598	8,798

Total operating expenses	31,843	39,070	40,952	37,840	39,926

Loss from operations	(16,626)	(31,352)	(23,433)	(7,822)	(31,215)
Investment and other income, net	134	114	534	539	830

Net loss	(16,492)	(31,238)	(22,899)	(7,283)	$(30,385)

Net loss per share (basic and diluted)	$(0.19)	$(0.36)	$(0.27)	$(0.10)	$(0.51)

Weighted average shares used in per share calculation	88,786	86,840	85,966	72,031	60,084

Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$49,123	$55,477	$86,082	$56,355	$60,702
Working capital	46,129	54,434	80,230	47,096	49,874
Total assets	57,979	66,353	96,522	68,773	72,907
Long-term obligations , less current portion	856	1,288	1,657	1,964	2,211
Total stockholders’ equity	51,922	61,412	89,086	60,348	64,362

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

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we have received approximately $238.7 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2014, were as follows (in millions):

Source	2014	2013	2012
Astellas contract	$13.3	$5.6	$5.7
Other contracts and grants	—	0.2	0.5

Total contract and grant revenues	13.3	5.8	6.2

Astellas license	1.6	0.7	10.7
AnGes license	—	0.5	—
Other royalties and licenses	0.3	0.7	0.6

Total royalty and license revenues	1.9	1.9	11.3

Total revenues	$15.2	$7.7	$17.5

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2014, were as follows (in millions):

Program	2014	2013	2012
Allovectin®	$0.1	$14.7	$16.0
HSV	4.8	4.2	2.7
CMV	14.8	6.4	9.2
Other research, development, manufacturing and production	2.6	2.0	2.5

Total research, development, manufacturing and production	$22.3	$27.3	$30.4

Since our inception through December 31, 2014, we estimate that we have spent approximately $522 million on research, development, manufacturing and production. Our current independent development focus is on a DNA vaccine for CMV, a vaccine to treat HSV-2, and other clinical and preclinical targets. These programs, excluding ASP0113 which we licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through December 31, 2014, we have spent approximately $14 million on our HSV-2 program and $95 million on our CMV programs.

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

The terms of our license and collaboration agreements provide for milestone payments upon achievement of certain regulatory and commercial events. We recognize consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following three criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to us.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2014, our largest group of intangible assets with finite lives included issued patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $1.7 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2014, Compared to Year Ended December 31, 2013

Total Revenues. Total revenues increased $7.5 million, or 97.2%, to $15.2 million in 2014 from $7.7 million in 2013. This increase was primarily due to an increase in research work performed and materials supplied to Astellas under our ASP0113 license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $3.1 million, or 21.2%, to $11.5 million for 2014 from $14.6 million for 2013. This decrease was primarily due to a $1.9 million restructuring charge recognized in August 2013 combined with a decrease in employee-related expenses, scientific supplies and contract services. These decreases were partially offset by an increase in clinical trial costs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.9 million, or 14.8%, to $10.8 million for 2014 from $12.7 million for 2013. This decrease was primarily due to a reduction in employee-related expenses as a result of our August 2013 restructuring combined with a reduction in the purchase of scientific supplies.

General and Administrative Expenses. General and administrative expenses decreased $2.3 million, or 19.1%, to $9.6 million for 2014 from $11.8 million for 2013. This decrease was primarily due to a decrease in employee-related expenses as a result of our August 2013 restructuring.

Investment and Other Income, net. Investment and other income, net increased $20,000, or 17.5%, to $134,000 for 2014 from $114,000 for 2013.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2014, we have received approximately $238.7 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $424.7 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $49.1 million at December 31, 2014, compared with $55.5 million at December 31, 2013. The decrease in our cash, cash equivalents and marketable securities for the year ended December 31, 2014, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $9.8 million and $29.8 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2014, compared with the prior year period, was primarily the result of a $14.7 million decrease in our net loss. The decrease in the net loss was primarily due to a $7.5 million increase in revenue recognized primarily from our ASP0113 license agreements with Astellas and a $7.3 million decrease in our operating expenses primarily due to our August 2013 restructuring.

Net cash (used in) provided by investing activities was $(12.4) million and $25.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in net cash used in investing activities for the year ended December 31, 2014, compared with the prior year, was primarily the result of an increase in purchases of marketable securities combined with a decrease in maturities of marketable securities.

Net cash provided by financing activities was $3.9 million and $0.3 million for the years ended December 31, 2014 and 2013, respectively. The increase in net cash provided by financing activities for the year ended December 31, 2014, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the year ended December 31, 2014.

A discussion of our exposure to auction rate securities is included in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $145.9 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2016.

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

The ATM Agreement provides that Brinson Patrick will be entitled to compensation for its services in an amount up to 2.5% of the gross proceeds from the sale of shares sold through Brinson Patrick under the ATM Agreement. We have no obligation to sell any shares under the ATM Agreement, and both we and Brinson Patrick may at any time suspend the sale of shares under the ATM Agreement. We have also agreed to provide indemnification and contribution to Brinson Patrick against certain liabilities. During the year ended December 31, 2014, we sold 3,291,521 shares under the sales agreement and received gross proceeds of $4,067,751.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2014 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$9,611	$3,556	$6,055	$—	$—
Unconditional purchase obligations[2]	568	568	—	—	—

Total contractual obligations	$10,179	$4,124	$6,055	$—	$—

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at December 31, 2014, is approximately $7.5 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.5 million if each such officer was terminated at January 31, 2015.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $278,000 lower than the reported fair value of our investments at December 31, 2014.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2014, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2014, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2014. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2014, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2014, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2014. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

In the event we need to access the funds that are not currently liquid, we will not be able to do so without the possible loss of principal, until a future auction for these investments is successful or they are redeemed by the issuer or they mature. If we are unable to sell these securities in the market or they are not redeemed, then we may be required to hold them until 2038 when they mature. We do not anticipate a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate these investments on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 26, 2015

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$20,471	$38,837
Marketable securities, available-for-sale	23,499	11,541
Restricted cash	3,182	3,119
Receivables and other assets	4,178	4,590

Total current assets	51,330	58,087
Long-term investments	1,971	1,980
Property and equipment, net	2,639	3,935
Intangible assets, net	1,660	1,972
Other assets	379	379

Total assets	$57,979	$66,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,201	$3,503
Deferred revenue	—	150

Total current liabilities	5,201	3,653
Long-term liabilities:
Deferred rent	856	1,288
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 90,334 and 86,778 shares issued and outstanding at December 31, 2014 and 2013, respectively	903	868
Additional paid-in capital	446,698	439,708
Accumulated deficit	(395,667)	(379,175)
Accumulated other comprehensive (loss) income	(12)	11

Total stockholders’ equity	51,922	61,412

Total liabilities and stockholders’ equity	$57,979	$66,353

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues:
Contract and grant revenue	$13,304	$5,846	$6,176
License and royalty revenue	1,913	1,872	11,343

Total revenues	15,217	7,718	17,519
Operating expenses:
Research and development	11,467	14,558	17,340
Manufacturing and production	10,824	12,698	13,055
General and administrative	9,552	11,814	10,557

Total operating expenses	31,843	39,070	40,952

Loss from operations	(16,626)	(31,352)	(23,433)
Other income (expense):
Investment and other income, net	134	114	534

Net loss	$(16,492)	$(31,238)	$(22,899)

Basic and diluted net loss per share	$(0.19)	$(0.36)	$(0.27)

Weighted average shares used in computing basic and diluted net loss per share	88,786	86,840	85,966

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Net loss	$(16,492)	$(31,238)	$(22,899)
Other comprehensive loss:
Unrealized (losses) gains on available-for-sale and long-term marketable securities:
Unrealized (losses) gains arising during holding period	(23)	(236)	257
Less: Reversal of unrealized gains in accumulated other comprehensive income upon the sale of long-term marketable securities	—	—	(590)

Other comprehensive loss	(23)	(236)	(333)

Total comprehensive loss	$(16,515)	$(31,474)	$(23,232)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2014

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
	Number of Shares	Amount
Balance at January 1, 2012	71,913	$719	$384,087	$(325,038)	$580	$60,348
Net loss	—	—	—	(22,899)	—	(22,899)
Other comprehensive loss	—	—	—	—	(333)	(333)
Issuance of common stock	13,909	139	48,570	—	—	48,709
Exercise of stock options and issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	314	3	(32)	—	—	(29)
Non-cash compensation expense related to grant of equity based compensation	—	—	3,290	—	—	3,290

Balance at December 31, 2012	86,136	861	435,915	(347,937)	247	89,086

Net loss	—	—	—	(31,238)	—	(31,238)
Other comprehensive loss	—	—	—	—	(236)	(236)
Exercise of stock options and issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	642	7	327	—	—	334
Non-cash compensation expense related to grant of equity based compensation	—	—	3,466	—	—	3,466

Balance at December 31, 2013	86,778	$868	$439,708	$(379,175)	$11	$61,412

Net loss	—	—	—	(16,492)	—	(16,492)
Other comprehensive loss	—	—	—	—	(23)	(23)
Issuance of common stock	3,292	33	3,890	—	—	3,923
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	264	2	(59)	—	—	(57)
Non-cash compensation expense related to grant of equity based compensation	—	—	3,159	—	—	3,159

Balance at December 31, 2014	90,334	$903	$446,698	$(395,667)	$(12)	$51,922

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(16,492)	$(31,238)	$(22,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,663	2,213	2,328
Write-off of abandoned patents and licensed technology	350	889	71
Gain on sale of property and equipment	(15)	(7)	(9)
Compensation expense related to stock options and awards	3,159	3,466	3,290
Changes in operating assets and liabilities:
Receivables and other assets	412	(2,626)	977
Accounts payable and accrued expenses	1,635	(2,188)	(792)
Deferred revenue	(150)	—	51
Deferred rent	(368)	(307)	(247)

Net cash used in operating activities	(9,806)	(29,798)	(17,230)

Cash flows from investing activities:
Proceeds from the sale of marketable securities	—	—	3,750
Maturities of marketable securities	10,556	30,974	22,151
Purchases of marketable securities	(22,643)	(5,137)	(51,842)
Purchases of property and equipment	(85)	(332)	(646)
Proceeds from the sale of property and equipment	15	49	9
Patent and licensed technology expenditures	(269)	(412)	(409)

Net cash (used in) provided by investing activities	(12,426)	25,142	(26,987)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,925	816	48,933
Payment of withholding taxes for net settlement of restricted stock units	(59)	(482)	(253)

Net cash provided by financing activities	3,866	334	48,680

Net (decrease) increase in cash and cash equivalents	(18,366)	(4,322)	4,463
Cash and cash equivalents at beginning of year	38,837	43,159	38,696

Cash and cash equivalents at end of year	$20,471	$38,837	$43,159

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At December 31, 2014 and 2013, restricted cash of $3.2 million and $3.1 million, respectively, was pledged as collateral for the letter of credit.

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

Intangible Assets

Intangible assets include licensed technology rights and certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. As of December 31, 2014, the weighted average amortization period of capitalized patent costs is approximately 10 years. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.4 million, $0.9 million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to patents and licensed technology for which the value was deemed to be impaired.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Multiple-element arrangements

The Company has entered into multiple-element arrangements. In order to account for the multiple-element arrangements, the Company identifies the deliverables included within the agreement and evaluates which deliverables represents separate units of accounting. Analyzing the arrangement to identify deliverables requires the use of judgment, and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. The delivered item(s) must have value to the customer on a standalone basis and, if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in the Company’s control.

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

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company established accruals of approximately $49,000 at each of December 31, 2014 and 2013 to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.5 million, 0.9 million and 1.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2014 and 2013, are considered to approximate fair value because of the short term nature of those items.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2014, 2013 and 2012, has been reflected in the accompanying Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 8.75%, 11.2% and 11.2% annually for each of the years ended December 31, 2014, 2013 and 2012, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31,
	2014	2013	2012
Assumptions:
Assumed risk-free interest rate	1.63%	1.14%	0.80%
Assumed volatility	73%	72%	72%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance was effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this standard beginning with the first quarter of 2014 did not have a material impact on the Company’s consolidated financial statements.

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,558	$—	$1	$5,557
Government-sponsored enterprise securities	7,499	—	6	7,493
Corporate bonds	2,025	—	5	2,020
Certificates of deposit	8,429	—	—	8,429

	$23,511	$—	$12	$23,499

December 31, 2013	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$1,500	$3	$—	$1 ,503
Government-sponsored enterprise securities	4,500	—	—	4,500
Corporate bonds	4,853	—	—	4,853
Certificates of deposit	685	—	—	685

	$11,538	$3	$—	$11,541

At December 31, 2014, $11.0 million of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2014, 2013 and 2012. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014 and 2013.

3. Long-Term Investments

As of December 31, 2014, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of December 31, 2014. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of December 31, 2014, none of which were realized during the year ended December 31, 2014. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive (loss) income are unrealized (losses) gains of $(9,000), $(0.2) million and $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at December 31, 2014, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$8,674	$—	$—	$8,674
Money market funds	169	—	—	169
U.S. treasuries	5,557	—	—	5,557
Corporate bonds	—	2,020	—	2,020
Government-sponsored enterprise securities	—	7,493	—	7,493
Auction rate securities	—	—	1,971	1,971

	$14,400	$9,513	$1,971	$25,884

	Fair Value Measurements
December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$685	$—	$—	$685
Money market funds	2,275	—	—	2,275
U.S. treasuries	1,503	—	—	1,503
Corporate bonds	—	4,853	—	4,853
Government-sponsored enterprise securities	—	4,500	—	4,500
Auction rate securities	—	—	1,980	1,980

	$4,463	$9,353	$1,980	$15,796

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2014. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2014. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2013	$1,980
Total net realized gains included in earnings	—
Total net unrealized losses included in other comprehensive income	(9)
Net transfers in and/out of Level 3	—

Balance at December 31, 2014	$1,971

Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2014	$—

Total cumulative unrealized losses of $0.5 million relate to Level 3 assets still held as of December 31, 2014, none of which were recognized during the years ended December 31, 2014, 2013 and 2012. The losses, when recognized, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2014	2013
Equipment	$17,515	$18,027
Leasehold improvements	8,048	8,048

	25,563	26,075
Less accumulated depreciation and amortization	(22,924)	(22,140)

	$2,639	$3,935

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2014, 2013 and 2012, was $1.4 million, $1.6 million and $1.6 million, respectively.

Intangible assets consisted of the following at December 31 (in thousands):

	2014	2013
Patent application costs	2,972	3,968
Accumulated amortization patent costs	(1,312)	(1,996)

	$1,660	$1,972

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2014, 2013 and 2012, was $0.2 million, $0.4 million and $0.4 million, respectively. Estimated annual amortization for these assets for each of the years in the period from 2015 to 2019 is approximately $0.2 million with $0.7 million being recognized thereafter.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2014	2013
Employee compensation	$2,471	$1,587
Clinical trial accruals	1,686	347
Accounts payable	227	395
Deferred rent	432	369
Post-termination benefit accrual	—	369
Other accrued liabilities	385	436

	$5,201	$3,503

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

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2014, 2013 and 2012, the Company recognized $1.6 million, $0.7 million and $10.7 million, respectively, related to the license fee and know-how. The Company will recognize the amounts allocated to research and development services as revenues under the agreements as the related services are delivered and as reimbursements are received. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $7.8 million, $4.4 million and $3.9 million, respectively, of revenue related to contract services delivered. The Company will recognize as revenue the amounts allocated to the sales of drug product when the sale of that drug product has met all required specifications and the related title and risk of loss and damages have passed to Astellas. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $5.5 million, $1.2 million and $1.8 million, respectively, of revenue related to drug product delivered. The Company is eligible to receive additional cash payments upon the achievement of specified regulatory and commercial milestones. The Company has determined that each of the regulatory and commercial milestones meets the definition of a milestone and that each milestone is substantive in accordance with the milestone method of revenue recognition. Accordingly, the Company expects to recognize such regulatory and commercial milestone payments as revenues under the agreements upon achievement of each milestone.

In-licensing Agreements

City of Hope

In 2003 the Company licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by the Company under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if the Company ceases to operate, fails to make payments when due or materially breaches the agreement. Subject to certain conditions, the Company may terminate the agreement early at any time upon prior written notice to the City of Hope. The Company is also obligated to pay a low double-digit percentage of any payments it receives from the sub-license of products that incorporate the licensed technology. The Company paid the City of Hope $0.1 million, $0.1 million and $2.6 million under the agreement for the years ended December 31, 2014, 2013 and 2012, respectively.

CytRx

In 2001, the Company entered into an exclusive agreement with CytRx which grants to the Company the rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, including CMV. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits the Company’s use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is fully amortized as of December 31, 2013. The Company paid CytRx $0.1 million, $0.3 million and $0.1 million under the agreement for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under its active in-license agreements in place at December 31, 2014, is approximately $7.5 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which the Company estimates will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. The lease expires in August 2017. The Company has the option to renew the lease for three additional five-year periods beyond its expiration.

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $1.3 million difference between the base rent paid and the rent expensed through December 31, 2014 is recorded as deferred rent in the balance sheet. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2.8 million, $2.8 million and $2.9 million, respectively.

At December 31, 2014, future minimum rental payments due under the Company’s facilities lease were as follows (in thousands):

Year ending December 31,
2015	$3,536
2016	3,607
2017	2,437
2018	—
2019	—
Thereafter	—

Total lease payments	$9,580

Other Contingencies

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against the

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On April 3, 2014, the lead plaintiff filed a consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. The consolidated complaint seeks unspecified monetary damages and other relief. On April 25, 2014, the parties filed a joint motion asking the Court to permit plaintiffs to amend the consolidated complaint, which the Court granted. On May 12, 2014, lead plaintiff filed an amended complaint. On June 9, 2014, defendants filed a motion to dismiss the amended complaint. That same day, defendants also filed a motion to strike certain allegations in the amended complaint. The motions to dismiss and strike are fully briefed. A hearing on the motion to dismiss is scheduled for March 2, 2015. The Company plans to vigorously defend against the claims advanced. At this time, the Company is unable to estimate possible losses or ranges of losses for ongoing legal actions.

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

8. Stockholders’ Equity

As of the date of this filing the Company has on file a shelf registration statement that allows it to raise up to an additional $145.9 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

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

The Sales Agreement provides that Brinson Patrick will be entitled to compensation for its services in an amount up to 2.5% of the gross proceeds from the sale of shares sold through Brinson Patrick under the Sales Agreement. The company has no obligation to sell any shares under the Sales Agreement, and both the Company and Brinson Patrick may at any time suspend the sale of shares under the Sales Agreement. The Company has also agreed to provide indemnification and contribution to Brinson Patrick against certain liabilities. During the year ended December 31, 2014, the Company sold 3,291,521 shares under the Sales Agreement and received gross proceeds of $4,067,751.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

In November 2012, the Company entered into an At-The-Market Equity Offering Sales Agreement, or ATM Agreement, with Stifel, Nicolaus & Company, Incorporated, or Stifel, under which the Company may issue and sell up to $50,000,000 of shares of its common stock from time to time. Under the ATM Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, shares may be sold through Stifel acting as sales agent or directly to Stifel acting as principal, by means of ordinary brokers’ transactions on the Nasdaq Global Market, in privately negotiated transactions or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or at negotiated prices. Any sales other than by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, or the Securities Act, will require the Company’s prior consent. Stifel is obligated to use commercially reasonable efforts in conducting sales activities consistent with its normal trading and sales practices. The ATM Agreement may be terminated by the Company upon prior notice to Stifel or by Stifel upon prior notice to the company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the company.

The ATM Agreement provides that Stifel will be entitled to compensation for its services in an amount of 2.5% of the gross proceeds from the sale of shares sold through Stifel under the ATM Agreement. The company has no obligation to sell any shares under the ATM Agreement, and may at any time suspend offers under the ATM Agreement. The Company agreed in the ATM Agreement to provide indemnification and contribution to Stifel against certain liabilities, including liabilities under the Securities Act, and to reimburse Stifel for certain legal expenses incurred in connection with the ATM Agreement.

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

9. Stock Based Compensation

The Company has a stock-based compensation plan which is described below. Total stock-based compensation expense of $3.2 million, $3.5 million and $3.3 million was recognized for the years ended December 31, 2014, 2013 and 2012, respectively. Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year ended December 31,
	2014	2013	2012
Research and development	$785	$908	$1,035
Manufacturing and production	229	258	207
General and administrative	2,145	2,300	2,048

Total stock-based compensation expense	$3,159	$3,466	$3,290

Cash received from RSU grants and options exercised	$2	$816	$221

Stock Incentive Plan

The Company has a stock incentive plan, under which 19,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

consultants of the Company. As of December 31, 2014 there were 16,796,884 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2014, 2013, and 2012 the Company granted RSUs covering an aggregate of 828,000, 409,189, and 258,456 shares of common stock, respectively. These RSUs generally vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2014, 2013, and 2012 was approximately $1.1 million, $1.0 million and $0.8 million, respectively.

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2014, 2013 and 2012:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2011	6,955,100	$3.51
Granted	1,687,257	$3.50
Exercised	(96,345)	$2.29
Forfeited	(549,443)	$5.94

Outstanding December 31, 2012	7,996,569	$3.36

Granted	2,876,382	$2.56
Exercised	(347,450)	$2.34
Forfeited	(2,121,313)	$3.27

Outstanding December 31, 2013	8,404,188	$3.15

Granted	1,889,614	$1.40
Exercised	—	$—
Forfeited	(1,699,370)	$3.69

Outstanding December 31, 2014	8,594,432	$2.66

Vested and unvested options expected to vest as of December 31, 2014	8,188,766	$2.70

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2014, 2013 and 2012, were 6,037,169 shares at $2.89, 5,212,897 shares at $3.49, and 5,031,587 shares at $3.55, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2014, was 6.7 years and 6.0 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2014, was 6.6 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2014, was $0.0 million and $0.0 million, respectively. As of December 31, 2014, the total unrecognized compensation cost related to unvested options was $1.0 million, which is expected to be recognized over a weighted-average period of 1.23 years.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The weighted average grant-date fair value of options granted during the years ended December 31, 2014, 2013 and 2012, was $0.73, $1.31 and $1.88 per share, respectively. The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012, was $0.0 million, $0.5 million and $0.1 million, respectively. At December 31, 2014, there were 6,915,536 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2014, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2013	496,397	$2.59
Granted	828,000	$1.42
Vested	(346,164)	$2.30
Cancelled	(18,167)	$1.58

Unvested at December 31, 2014	960,066	$1.70

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2014, 2013 and 2012, was $1.2 million, $1.0 million and $0.9 million, respectively. As of December 31, 2014, the total unrecognized compensation cost related to unvested RSUs was $0.6 million, which is expected to be recognized over a weighted average period of 1.21 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2014, 2013 and 2012, was $0.8 million, $1.0 million and $1.1 million, respectively. As of December 31, 2014, there were 326,850 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

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

The following table sets forth activity in the restructuring liability for the year ended December 31, 2014, which is wholly comprised of employee severance costs (in thousands):

Accrued Employee Termination Benefits
Balance at December 31, 2013	$281
Accruals	—
Payments	$(281)

Balance at December 31, 2014	$—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

11. Income Taxes

At December 31, 2014, the Company had deferred tax assets of $124.9 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $101.2 million of its net operating loss carryforwards were effectively eliminated under Section 382 for federal tax purposes. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $12.2 million of its research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes. As a result of the Section 382 analysis completed during 2012, the Company has included in the deferred tax asset schedule the deferred tax assets for net operating losses of $82.7 million and tax credits of $19.9 million. The company’s Section 382 analysis was completed through December 31, 2011. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. The Company has not completed an analysis of uncertain tax positions related to the net operating losses and credits recorded as deferred tax assets. If such analysis is performed at a later date and an uncertain tax position is identified, the related deferred tax asset would be reduced along with a corresponding reduction in the valuation allowance.

The Company’s practice is to recognize interest and/or penalties related to uncertain tax positions and income tax matters as income tax expense. The Company had no accrual for interest or penalties on its balance sheets at December 31, 2014 and 2013, and has not recognized interest and/or penalties in its statement of operations for any of the years ended December 31, 2014, 2013 or 2012.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1997 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

Significant components of the Company’s deferred tax assets as of December 31, 2014 and 2013 are listed below. A valuation allowance of $124.9 million and $119.8 million at December 31, 2014 and 2013, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2014	2013
Net operating losses	$85,510	$82,753
Credit carryovers	19,903	19,903
Depreciation and amortization	14,922	12,915
Accruals and reserves	808	322
Capital loss carryover	100	100
Other	3,660	3,808

Total deferred tax assets	124,903	119,801
Less valuation allowance	(124,903)	(119,801)

Net deferred tax assets	$—	$—

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Computed “expected” tax benefit	$(5,607)	$(10,621)	$(7,712)
State income taxes, net of federal benefit	(444)	(1,947)	451
Tax effect of:
Change in valuation allowance	5,102	13,074	(37,179)
Expiration of prior year credits and net operating losses	675	(237)	45,382
Research and development and other tax credits carryovers	—	(672)	(1,097)
Stock compensation	274	337	358
Other	—	66	(203)

Provision for income taxes	$—	$—	$—

As of December 31, 2014 and 2013, the Company had available federal net operating loss carryforwards of approximately $307.3 million and $300.8 million, respectively, which expire from 2018 through 2034. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $26.3 million and $26.3 million as of December 31, 2014 and 2013, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2018 through 2033 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $275.0 million and $282.1 million as of December 31, 2014 and 2013, respectively, which expire from 2015 to 2034. In addition, the Company had California research and development credits of approximately $8.8 million as of December 31, 2014 and 2013, respectively, to reduce future California income tax, if any. The California research and development credits do not expire.

The Company generated windfall tax benefits from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $1.6 million are included in the net operating loss carryforwards disclosed above.

12. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.1 million, $0.2 million and $0.2 million for the years ended 2014, 2013 and 2012, respectively.

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS—(Continued)

13. Summary of (Unaudited) Quarterly Financial Information

The following is a summary of the Company’s (unaudited) quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2014:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$2,447	$4,505	$3,442	$4,823
Total operating expenses	5,930	8,570	7,838	9,505
Net loss	(3,455)	(4,040)	(4,364)	(4,633)
Basic and diluted net loss per share(1)	(0.04)	(0.05)	(0.05)	(0.05)

2013:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$1,574	$1,456	$1,543	$3,145
Total operating expenses	10,881	11,299	11,523	5,367
Net income (loss)	(9,282)	(9,881)	(9,883)	(2,192)
Basic and diluted net loss per share(1)	(0.11)	(0.11)	(0.11)	(0.03)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. That report is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Vical Incorporated as of December 31, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

February 26, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders, or our Proxy Statement.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following independent registered public accounting firms’ reports and our financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2014 and 2013

Statements of Operations for each of the three years in the period ended December 31, 2014

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2014

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2014

Statements of Cash Flows for each of the three years in the period ended December 31, 2014

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

(b) Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(4)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(5)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.3(6)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.4(7)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.5(8)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.6(9)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

Exhibit Number	Description of Document

10.7(10) [a]	Employment Agreement dated January 14, 2005, between the Company and Anthony A. Ramos.

10.8[a]	Severance Agreement dated January 23, 2015, between the Company and Anthony A. Ramos.

10.9(11) [a]	Employment Agreement dated October 5, 2010, between the Company and Igor Bilinsky.

10.10[a]	Severance Agreement dated January 23, 2015, between the Company and Igor Bilinsky.

10.11(12)[a]	Employment Agreement dated August 25, 2003, between the Company and Larry Smith.

10.12[a]	Severance Agreement dated January 23, 2015, between the Company and Larry Smith.

10.13(13)[b]	U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.14(14)[b]	Ex-U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.15(15)[b]	Supply and Services Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.16(16)	Letter agreement dated July 12, 2011, related to the U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.17(17)[b]	1st Amendment dated August 6, 2012, to U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.18(18)[b]	1st Amendment dated August 6, 2012, to Ex-U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.19(19)[b]	1st Amendment dated August 6, 2012, to Supply and Services Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.20(20)[b]	Research and Development Agreement dated May 25, 2006, between the Company and AnGes MG, Inc.

10.21(21)[b]	First Amendment to Research and Development Agreement and Stock Purchase Agreement dated September 26, 2007, between the Company and AnGes MG, Inc.

10.22(22)[b]	License Agreement dated October 23, 1992, between the Company and the Regents of University of Michigan.

10.23(23)[b]	License Agreement dated February 14, 2006, between the Company and the Regents of the University of Michigan.

10.24(24)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.25(25)	Letter agreement dated July 5, 2011, related to the License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.26(26)[b]	Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.27(27)	Letter agreement dated July 7, 2011, related to the Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.28(28)	At-The-Market Equity Offering Sales Agreement dated November 7, 2012, between the Company and Stifel, Nicolaus & Company, Incorporated.

10.29(29)	At-The-Market Issuance Sales Agreement, dated April 15, 2014, by and between the Company and Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.).

10.30(30)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

Exhibit Number	Description of Document

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(7)	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(8)	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(11)	Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(12)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(14)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(16)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(17)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(18)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(19)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(20)	Incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
(21)	Incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (No. 33-56830) filed on January 7, 1993.
(23)	Incorporated by reference to Exhibit 10.57 to the Company’s Amendment No.1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
(24)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.
(25)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(26)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(27)	Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(28)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.
(29)	Incorporated by reference to the exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 15, 2014.
(30)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
[a]	Indicates management contract or compensatory plan or arrangement.
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

Date: February 26, 2015

VICAL INCORPORATED

By:	/S/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT Vijay B. Samant	President, Chief Executive Officer and Director (Principal Executive and Financial Officer)	February 26, 2015

/S/ ANTHONY A. RAMOS Anthony A. Ramos	Vice President Finance, Chief Accounting Officer (Principal Accounting Officer)	February 26, 2015

/S/ R. GORDON DOUGLAS, M.D. R. Gordon Douglas, M.D.	Chairman of the Board of Directors	February 26, 2015

/S/ RICHARD M. BELESON Richard M. Beleson	Director	February 26, 2015

/S/ GARY A. LYONS Gary A. Lyons	Director	February 26, 2015

/S/ ROBERT C. MERTON, PH.D. Robert C. Merton, Ph.D.	Director	February 26, 2015

/S/ GEORGE J. MORROW George J. Morrow	Director	February 26, 2015

/S/ STEPHEN A. SHERWIN, M.D. Stephen A. Sherwin, M.D.	Director	February 26, 2015