Form 10-Q
period 2015-03-31
VICAL INC
filed 2015-05-08
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Total shares of common stock outstanding at April 30, 2015: 91,397,834

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$17,666	$20,471
Marketable securities, available-for-sale	23,385	23,499
Restricted cash	3,182	3,182
Receivables and other assets	3,709	4,178

Total current assets	47,942	51,330
Long-term investments	2,034	1,971
Property and equipment, net	2,427	2,639
Intangible assets, net	1,596	1,660
Other assets	379	379

Total assets	$54,378	$57,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,099	$5,201
Deferred revenue	30	—

Total current liabilities	4,129	5,201
Long-term liabilities:
Deferred rent	737	856
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 91,376 and 90,334 shares issued and outstanding at March 31, 2015, and December 31, 2014, respectively	914	903
Additional paid-in capital	448,019	446,698
Accumulated deficit	(399,488)	(395,667)
Accumulated other comprehensive income (loss)	67	(12)

Total stockholders’ equity	49,512	51,922

Total liabilities and stockholders’ equity	$54,378	$57,979

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Contract and grant revenue	$4,274	$2,118
License and royalty revenue	670	329

Total revenues	4,944	2,447
Operating expenses:
Research and development	3,637	2,146
Manufacturing and production	2,941	1,515
General and administrative	2,223	2,269

Total operating expenses	8,801	5,930

Loss from operations	(3,857)	(3,483)
Other income:
Investment and other income, net	36	28

Net loss	$(3,821)	$(3,455)

Basic and diluted net loss per share	$(0.04)	$(0.04)

Weighted average shares used in computing basic and diluted net loss per share	90,870	87,110

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,821)	$(3,455)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period	79	(17)

Other comprehensive gain (loss)	79	(17)

Total comprehensive loss	$(3,742)	$(3,472)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,821)	$(3,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	467
Write-off of abandoned patents and licensed technology	46	—
Compensation expense related to stock options and awards	571	837
Purchase of technology license with common stock	775	—
Changes in operating assets and liabilities:
Receivables and other assets	469	213
Accounts payable and accrued expenses	(1,117)	(298)
Deferred revenue	30	(37)
Deferred rent	(103)	(87)

Net cash used in operating activities	(2,849)	(2,360)

Cash flows from investing activities:
Maturities of marketable securities	4,023	6,240
Purchases of marketable securities	(3,912)	(1,804)
Purchases of property and equipment	(23)	(16)
Patent expenditures	(30)	(112)

Net cash provided by investing activities	58	4,308

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	—
Payment of withholding taxes for net settlement of restricted stock units	(16)	(29)

Net cash used in financing activities	(14)	(29)

Net (decrease) increase in cash and cash equivalents	(2,805)	1,919
Cash and cash equivalents at beginning of period	20,471	38,837

Cash and cash equivalents at end of period	$17,666	$40,756

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2015

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

The unaudited financial statements at March 31, 2015, and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of each of March 31, 2015, and December 31, 2014, restricted cash of $3.2 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.7 million and 0.6 million for the three months ended March 31, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity-based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 8.75% and 11.2% annually for each of the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense for a stock-based award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any recognized compensation expense is reversed.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Research and development	$111	$210
Manufacturing and production	34	45
General and administrative	426	582

Total stock-based compensation expense	$571	$837

During the three months ended March 31, 2015 and 2014, the Company granted stock-based awards with a total estimated value of $1.7 million and $2.1 million, respectively. At March 31, 2015, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $2.8 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the three months ended March 31, 2015 and 2014, were equal to 2.9% and 2.7%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,548	$4	$—	$5,552
Government-sponsored enterprise securities	5,499	1	—	5,500
Corporate bonds	2,018	—	1	2,017
Certificates of deposit	10,316	—	—	10,316

	$23,381	$5	$1	$23,385

December 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,558	$—	$1	$5,557
Government-sponsored enterprise securities	7,499	—	6	7,493
Corporate bonds	2,025	—	5	2,020
Certificates of deposit	8,429	—	—	8,429

	$23,511	$—	$12	$23,499

At March 31, 2015, $6.3 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2015. As of March 31, 2015, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Employee compensation	$1,432	$2,471
Clinical trial accruals	1,091	1,686
Accounts payable	670	227
Deferred rent	448	432
Other accrued liabilities	458	385

Total accounts payable and accrued expenses	$4,099	$5,201

5.       LONG-TERM INVESTMENTS

As of March 31, 2015, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of March 31, 2015. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of March 31, 2015, none of which were realized during the three months ended March 31, 2015. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income (loss) are unrealized gains (losses) of $63,000 and $(12,000) for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at March 31, 2015, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$10,561	$—	$—	$10,561
Money market funds	—	—	—	—
U.S. treasuries	5,552	—	—	5,552
Corporate bonds	—	2,017	—	2,017
Government-sponsored enterprise securities	—	5,500	—	5,500
Auction rate securities	—	—	2,034	2,034

	$16,113	$7,517	$2,034	$25,664

	Fair Value Measurements
December 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$8,674	$—	$—	$8,674
Money market funds	169	—	—	169
U.S. treasuries	5,557	—	—	5,557
Corporate bonds	—	2,020	—	2,020
Government-sponsored enterprise securities	—	7,493	—	7,493
Auction rate securities	—	—	1,971	1,971

	$14,400	$9,513	$1,971	$25,884

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at March 31, 2015. The Company did not transfer any investments between level categories during the three months ended March 31, 2015. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Three Months Ended March 31, 2015
Balance at December 31, 2014	$1,971
Total net unrealized gains, excluding tax impact, included in other comprehensive loss	63

Balance at March 31, 2015	$2,034

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.       COMMITMENTS AND CONTINGENCIES

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock. On June 9, 2014, defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint. On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike. Lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. Lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action.

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

8.       ASTELLAS OUT-LICENSE AGREEMENTS

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. The Company also received a $10.0 million milestone payment in March 2012 upon finalization of the general trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company recognized $0.5 million and $0.3 million in license revenue under the Astellas agreements during the three months ended March 31, 2015 and 2014, respectively.

Under the terms of the agreements, the Company is also performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended March 31, 2015 and 2014, the Company recognized $4.3 million and $2.1 million, respectively, of revenue related to these contract services.

9.       ASTELLAS IN-LICENSE AGREEMENTS

In March 2015, the Company entered into license and stock purchase agreements with Astellas, granting Vical exclusive worldwide license to develop and commercialize a novel antifungal, ASP2397. ASP2397 is a potential therapeutic for invasive fungal infections, including invasive aspergillosis. Astellas received 861,216 shares of unregistered Vical common stock and $250,000 in cash. The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the three months ending March 31, 2015. Astellas will also be eligible to receive up to $100 million in aggregate milestone payments, the vast majority of which are commercial and sales milestones, and single-digit royalties on net sales of commercial products.

10.       SUBSEQUENT EVENT

In April 2015, the Company entered into a $4 million contract with the IPPOX Foundation to manufacture HIV-antigen plasmid DNA as a component of vaccine regimens to be evaluated in clinical trials for the prevention of HIV infection.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery and other technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery and other technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 22 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products based on our patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

We currently have four active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas. Astellas expects enrollment in the Phase 3 clinical trial to be completed by the end of this year and enrollment in the Phase 2 trial to be completed by June 30, 2015;

•	An ongoing Phase 1/2 clinical trial using our Vaxfectin®-formulated therapeutic vaccine for herpes simplex virus type 2, or HSV-2, a cause of recurrent genital herpes;

•

An ongoing preclinical program of ASP2397 for invasive Aspergillus infections, which are major causes of morbidity and mortality in immunocompromised patients, including transplant recipients. We expect to initiate a Phase 1 trial of ASP2397 in the first half of 2016; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and other therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical complete	Vical

ASP 2397 antifungal	Treatment of invasive fungal infections	Preclinical	Vical

Corporate Collaborations

ASP0113 therapeutic vaccine for CMV	Protect against infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

Government Collaboration

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

	Three Months Ended March 31,
Source	2015	2014
Astellas supply and services contract	$4.3	$2.1
Other contract and grants	—	0.0

Total contract and grant revenues	4.3	2.1

Astellas license	$0.5	$0.3
Other royalties and licenses	0.1	0.0

Total royalty and license revenues	0.6	0.3

Total revenues	$4.9	$2.4

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended March 31,
Program	2015	2014
Allovectin®	$—	$0.1
CMV	3.8	2.6
HSV-2	1.3	0.7
Other research, development, manufacturing and production	1.5	0.3

Total research, development, manufacturing and production	$6.6	$3.7

Our current independent development focus is on our novel DNA vaccines for HSV-2 and CMV, and other targets.

We are developing HSV-2 and CyMVectin™ vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through March 31, 2015, we have spent approximately $15.1 million on our HSV-2 program and $98.5 million on our CMV programs including ASP0113.

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

There have been no material changes to our critical accounting policies and estimates as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2015, Compared with Three Months Ended March 31, 2014

Total Revenues. Total revenues increased $2.5 million to $4.9 million for the three months ended March 31, 2015, from $2.4 million for the three months ended March 31, 2014. This increase was primarily due to an increase in the delivery of ASP0113 under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $1.5 million, or 69.5%, to $3.6 million for the three months ended March 31, 2015, from $2.1 million for the three months ended March 31, 2014. This increase was primarily due to $1.1 million in expenses recognized in connection with the in-license of ASP2397 in March 2015 from Astellas combined with an increase in clinical trial costs associated with our HSV-2 program.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $1.4 million, or 94.1%, to $2.9 million for the three months ended March 31, 2015, from $1.5 million for the three months ended March 31, 2014. This increase was primarily due to a $1.4 million decrease in net deferred contract costs capitalized during the three months ended March 31, 2015 related to in-process clinical trial materials manufactured under our ASP0113 license agreements with Astellas. The decrease in in net deferred contract cost was primarily the result of increased deliveries of ASP0013 during the three months ended March 31, 2015.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 2.0%, to $2.2 million for the three months ended March 31, 2015, from $2.3 million for the three months ended March 31, 2014. This decrease was primarily due to a decrease in employee stock based compensation.

Investment and Other Income, Net. Investment and other income, net, decreased $8,000 to $36,000 for the three months ended March 31, 2015, from $28,000 for the three months ended March 31, 2014.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $46.3 million at March 31, 2015, compared with $49.1 million at December 31, 2014. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2015, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $2.8 million and $2.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2015, compared with the prior year period, was primarily the result of a decrease in accrued employee compensation.

Net cash provided by investing activities were $58,000 and $4.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in net cash provided by investing activities for the three months ended March 31, 2015, compared with the prior year period, was primarily the result of a decrease in net maturities of marketable securities.

Net cash used by financing activities was $14,000 and $29,000 for the three months ended March 31, 2015 and 2014, respectively. The decrease in net cash used in financing activities for the three months ended March 31, 2015, compared with the prior year period, was primarily the result of a decrease in the payment of withholding taxes for the net settlement of restricted stock units.

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

The ATM Agreement provides that Brinson Patrick will be entitled to compensation for its services in an amount up to 2.5% of the gross proceeds from the sale of shares sold through Brinson Patrick under the ATM Agreement. We have no obligation to sell any shares under the ATM Agreement, and both we and Brinson Patrick may at any time suspend the sale of shares under the ATM Agreement. We have also agreed to provide indemnification and contribution to Brinson Patrick against certain liabilities. To date we have sold 3,291,521 shares under the sales agreement and received gross proceeds of $4,067,751. There were no sales under the sales agreement during the three months ended March 31, 2015.

Contractual Obligations

Under our out-license agreements with Astellas, we are required to make certain payments to the City of Hope and CytRx in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

We may be required to make future payments to our licensors based on the achievement of milestones set forth in various in-licensing agreements, including our in-license agreement with Astellas related to ASP2397. In most cases, these milestone payments are based on the achievement of development or regulatory milestones, including the exercise of options to obtain licenses related to specific disease targets, commencement of various phases of clinical trials, filing of product license applications, approval of product licenses from the FDA or a foreign regulatory agency, and the first commercial sale of a related product. Payment for the achievement of milestones under our in-license agreements is highly speculative and subject to a number of contingencies.

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at March 31, 2015, is approximately $107.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.6 million if each such officer was terminated at March 31, 2015.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at March 31, 2015.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2015, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2015, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2015. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed. On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint. On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike. Lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. Lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

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

(*) We are dependent on our out-license agreements with Astellas to further develop and commercialize ASP0113. The failure to maintain these agreements, or the failure of Astellas to perform its obligations under these agreements, could negatively impact our business.

Pursuant to the terms of our out-license agreements with Astellas, we granted to Astellas exclusive worldwide rights to develop and commercialize certain products, including ASP0113 but excluding CyMVectin™, for the control and prevention of CMV infection in immunocompromised patients, including transplant recipients and transplant donors, and pursuant to the terms of our supply and services agreement with Astellas, we are obligated to perform certain development activities and supply Astellas with its product requirements for development and initial commercialization activities. Consequently, our ability to generate any revenues from ASP0113 depends on Astellas’ ability to develop, obtain regulatory approvals for and successfully commercialize ASP0113. We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts.

We are subject to a number of other risks associated with our dependence on our out-license agreements with Astellas, including:

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

The out-license agreements and supply and services agreement are subject to early termination, including through Astellas’ right to terminate upon advance notice to us if Astellas reasonably determines that further development and/or commercialization will not be beneficial for Astellas. If the agreements are terminated early, we may not be able to find another collaborator for the commercialization and further development of ASP0113 on acceptable terms, or at all, and we may be unable to pursue continued development or commercialization of ASP0113 on our own.

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

In addition to our out-license agreements with Astellas, we have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues partially depend upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. In addition, our licensee Astellas has product candidates in advanced stages of clinical development, for which we believe regulatory approval would provide important further validation of our DNA delivery technologies. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

(*)Some of our independent product candidates and some of those under development by our sublicensees incorporate technologies we have licensed from others. If we are unable to retain rights to use these technologies, we or our sublicensees may not be able to market products incorporating these technologies on a commercially feasible basis, if at all.

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

We licensed rights to patents and know-how for ASP2397 from Astellas pursuant to an in-license agreement that contains obligations to pay Astellas regulatory and sales milestone payments relating to ASP2397, as well as royalties on net sales of ASP2397. If we fail to make a required payment to Astellas or otherwise materially breach our in-license agreement with Astellas and do not cure the failure within the required time period, Astellas may be able to terminate the license to the ASP2397 patents and know-how, which would have a material adverse effect on our business, financial condition and results of operations.

(*)We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $16.5 million, $31.2 million and $22.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of March 31, 2015, we had incurred cumulative net losses totaling approximately $399.5 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

In November 2012, we entered into a Sales Agreement with Stifel, under which we may issue and sell up to $50.0 million of our common stock from time to time. In April 2014, we entered into an At-the-Market Issuance Sales Agreement, or ATM Agreement with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which we may issue and sell up to $25.0 million of our common stock from time to time. As of

March 31, 2015 there was $20.9 million of our common stock available to be sold under the Brinson Patrick ATM Agreement. However, neither Stifel nor Brinson Patrick are obligated to sell any shares that we may request to be sold, and any attempt to sell shares under these facilities, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

As of March 31, 2015, we were the assignee or co-assignee of 63 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2015, we were also prosecuting 19 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2015, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2015, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2012, to March 31, 2015, our stock price has ranged from $0.85 to $4.74. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In the past, stockholders have brought securities class action litigation against a company following a decline in the market price of its securities. This risk is especially acute for us because life science companies have experienced greater than average stock price volatility in recent years and, as a result, have been subject to, on average, a greater number of securities class action claims than companies in other industries. Even if such claims are not successful, any litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our business, operating results or financial condition.

(*)If we fail to continue to meet all applicable Nasdaq Global Market requirements, Nasdaq may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. As of April 27, 2015, the closing price of our common stock on the Nasdaq Global Market was $0.96. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

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

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1*	License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
*	Confidential treatment of certain portions of this agreement has been requested and/or received and such portions have been omitted and filed separately with the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 8, 2015	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)