Form 10-Q
period 2015-06-30
VICAL INC
filed 2015-07-30
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Total shares of common stock outstanding at July 15, 2015: 91,458,047

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$19,667	$20,471
Marketable securities, available-for-sale	18,892	23,499
Restricted cash	3,182	3,182
Receivables and other assets	4,697	4,178

Total current assets	46,438	51,330
Long-term investments	1,980	1,971
Property and equipment, net	2,207	2,639
Intangible assets, net	1,565	1,660
Other assets	191	379

Total assets	$52,381	$57,979

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,025	$5,201
Deferred revenue	520	—

Total current liabilities	4,545	5,201
Long-term liabilities:
Deferred rent	618	856
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 91,444 and 90,334 shares issued and outstanding at June 30, 2015, and December 31, 2014, respectively	914	903
Additional paid-in capital	448,541	446,698
Accumulated deficit	(402,250)	(395,667)
Accumulated other comprehensive income (loss)	13	(12)

Total stockholders’ equity	47,218	51,922

Total liabilities and stockholders’ equity	$52,381	$57,979

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Contract revenue	$3,681	$3,951	$7,955	$6,069
License and royalty revenue	495	554	1,165	883

Total revenues	4,176	4,505	9,120	6,952
Operating expenses:
Research and development	2,457	2,379	6,094	4,525
Manufacturing and production	2,379	3,650	5,320	5,165
General and administrative	2,132	2,541	4,355	4,810

Total operating expenses	6,968	8,570	15,769	14,500

Loss from operations	(2,792)	(4,065)	(6,649)	(7,548)
Other income:
Investment and other income, net	30	25	66	53

Net loss	$(2,762)	$(4,040)	$(6,583)	$(7,495)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.07)	$(0.09)

Weighted average shares used in computing basic and diluted net loss per share	91,889	87,319	91,409	87,219

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,762)	$(4,040)	$(6,583)	$(7,495)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale and long-term marketable securities:
Unrealized (loss) gain arising during holding period	(54)	27	25	10

Other comprehensive (loss) gain	(54)	27	25	10

Total comprehensive loss	$(2,816)	$(4,013)	$(6,558)	$(7,485)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,583)	$(7,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	595	940
Write-off of abandoned patents and licensed technology	46	42
Loss on sale of property and equipment	2	—
Compensation expense related to stock options and awards	1,097	1,721
Purchase of technology license with common stock	775	—
Changes in operating assets and liabilities:
Receivables and other assets	(330)	59
Accounts payable and accrued expenses	(1,208)	182
Deferred revenue	520	(75)
Deferred rent	(205)	(174)

Net cash used in operating activities	(5,291)	(4,800)

Cash flows from investing activities:
Maturities of marketable securities	11,435	7,850
Purchases of marketable securities	(6,852)	(10,949)
Purchases of property and equipment	(33)	(27)
Patent expenditures	(45)	(188)

Net cash provided by (used in) investing activities	4,505	(3,314)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2	1,101
Payment of withholding taxes for net settlement of restricted stock units	(20)	(31)

Net cash (used in) provided by financing activities	(18)	1,070

Net decrease in cash and cash equivalents	(804)	(7,044)
Cash and cash equivalents at beginning of period	20,471	38,837

Cash and cash equivalents at end of period	$19,667	$31,793

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1.       BASIS OF PRESENTATION

Vical Incorporated, or the Company, a Delaware corporation, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products, including those based on its patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases.

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

The unaudited financial statements at June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of June 30, 2015, and December 31, 2014, restricted cash of $3.2 million was pledged as collateral for this letter of credit.

Revenue Recognition

Revenue is recognized when the four basic criteria of revenue recognition are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Certain portions of the Company’s revenue are generated through manufacturing contracts and stand-alone license agreements.

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

The terms of the Company’s partnership agreements provide for milestone payments upon achievement of certain regulatory and commercial events. Under the Milestone Method, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.5 million and 0.4 million for the three months ended June 30, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 0.6 million and 0.5 million for the six months ended June 30, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity-based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 8.75% and 11.2% annually for each of the six months ended June 30, 2015 and 2014, respectively.

Stock-based compensation expense for a stock-based award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any recognized compensation expense is reversed.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2019. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

2.       STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$105	$233	$216	$442
Manufacturing and production	47	76	81	121
General and administrative	374	575	800	1,158

Total stock-based compensation expense	$526	$884	$1,097	$1,721

During the six months ended June 30, 2015 and 2014, the Company granted stock-based awards with a total estimated value of $1.9 million and $2.3 million, respectively. At June 30, 2015, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $2.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2015 and 2014, were equal to 3.3% and 3.1%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

June 30, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$4,037	$4	$—	$4,041
Government-sponsored enterprise securities	3,000	—	—	3,000
Corporate bonds	2,011	—	1	2,010
Certificates of deposit	9,841	—	—	9,841

	$18,889	$4	$1	$18,892

December 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,558	$—	$1	$5,557
Government-sponsored enterprise securities	7,499	—	6	7,493
Corporate bonds	2,025	—	5	2,020
Certificates of deposit	8,429	—	—	8,429

	$23,511	$—	$12	$23,499

At June 30, 2015, $3.0 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2015. As of June 30, 2015, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.       OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Employee compensation	$1,674	$2,471
Clinical trial accruals	882	1,686
Accounts payable	563	227
Deferred rent	464	432
Other accrued liabilities	442	385

Total accounts payable and accrued expenses	$4,025	$5,201

5.       LONG-TERM INVESTMENTS

As of June 30, 2015, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of June 30, 2015. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of June 30, 2015, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.78%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of June 30, 2015, none of which were realized during the three months ended June 30, 2015. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income (loss) are unrealized gains (losses) of $9,000 and $14,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at June 30, 2015, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$9,841	$—	$—	$9,841
Money market funds	—	—	—	—
U.S. treasuries	4,041	—	—	4,041
Corporate bonds	—	2,010	—	2,010
Government-sponsored enterprise securities	—	3,000	—	3,000
Auction rate securities	—	—	1,980	1,980

	$13,882	$5,010	$1,980	$20,872

	Fair Value Measurements
December 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$8,674	$—	$—	$8,674
Money market funds	169	—	—	169
U.S. treasuries	5,557	—	—	5,557
Corporate bonds	—	2,020	—	2,020
Government-sponsored enterprise securities	—	7,493	—	7,493
Auction rate securities	—	—	1,971	1,971

	$14,400	$9,513	$1,971	$25,884

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at June 30, 2015. The Company did not transfer any investments between level categories during the three and six months ended June 30, 2015. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2014	$1,971
Total unrealized gains, excluding tax impact, included in other comprehensive loss	9

Balance at June 30, 2015	$1,980

Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.       COMMITMENTS AND CONTINGENCIES

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed (“Consolidation Order”). On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of its common stock. On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint. On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike (“Order”). Lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. Lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action (“Judgment”). On May 28, 2015, lead plaintiff appealed the Order and Judgment to the U.S. Court of Appeals for the Ninth Circuit. That same day, another group of the Company’s stockholders (that had previously moved for appointment as lead plaintiff) also appealed the Order and Judgment, as well as the Consolidation Order, to the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeals is scheduled to begin in September 2015.

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended June 30, 2015 and 2014, the Company recognized $3.7 million and $4.0 million, respectively, of revenue related to these contract services. During the six months ended June 30, 2015 and 2014, the Company recognized $8.0 million and $6.1 million, respectively, of revenue related to these contract services. The Company also recognized $1.0 million and $0.7 million in license revenue under the Astellas agreements during the six months ended June 30, 2015 and 2014, respectively.

9.       ASTELLAS IN-LICENSE AGREEMENTS

In March 2015, the Company entered into license and stock purchase agreements with Astellas, granting Vical exclusive worldwide license to develop and commercialize a novel antifungal, ASP2397. ASP2397 is a potential therapeutic for invasive fungal infections, including invasive aspergillosis. Astellas received 861,216 shares of unregistered Vical common stock and $250,000 in cash. The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the six months ending June 30, 2015. Astellas will also be eligible to receive up to $100 million in aggregate milestone payments, the vast majority of which are commercial and sales milestones, and single-digit royalties on net sales of commercial products.

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

We currently have four active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas. Astellas expects enrollment in the Phase 3 clinical trial to be completed during the third quarter of 2016. Enrollment in the Phase 2 trial was completed in May of 2015;

•

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in herpes simplex virus type 2, or HSV-2, infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction in viral shedding from baseline). The trial is ongoing and all patients are being followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we will collect additional clinical efficacy data including lesion recurrence rate and lesion rate, which will enable us to determine the appropriate next steps for this program. If the additional data is not favorable, we may decide to cease further clinical development of this vaccine candidate.

•

An ongoing preclinical program of ASP2397 for invasive fungal infections, including invasive aspergillus, which are major causes of morbidity and mortality in immunocompromised patients, including transplant recipients. We expect to initiate a Phase 1 trial of ASP2397 in the first half of 2016; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs

Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2 [2]	Vical

CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical complete	Vical

ASP 2397 antifungal	Treatment of invasive fungal infections	Preclinical	Vical
Corporate Collaborations

ASP0113 therapeutic vaccine for CMV	Protect against infection after stem cell transplants	Phase 3	Astellas

ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial
Government Collaboration

Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

[2]

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction in viral shedding from baseline). The trial is ongoing and all patients are being followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we will collect additional clinical efficacy data including lesion recurrence rate and lesion rate, which will enable us to determine the appropriate next steps for this program. If the additional data is not favorable, we may decide to cease further clinical development of this vaccine candidate.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Source	2015	2014	2015	2014
Astellas supply and services contract	$3.7	$4.0	$8.0	$6.1
Astellas license	0.5	0.5	1.0	0.7
Other royalties and licenses	—	—	0.1	0.2

Total revenues	$4.2	$4.5	$9.1	$7.0

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Program	2015	2014	2015	2014
CMV	$3.4	$4.6	$7.2	$7.2
HSV-2	1.1	1.0	2.5	1.7
Other research, development, manufacturing and production	0.3	0.4	1.7	0.8

Total research, development, manufacturing and production	$4.8	$6.0	$11.4	$9.7

Our current development focus is on our novel DNA vaccines for HSV-2 and CMV, and other targets.

We are developing HSV-2 and CyMVectin™ vaccine candidates, and these programs will require significant additional funds to advance through development to commercialization. From inception through June 30, 2015, we have spent approximately $16.3 million on our HSV-2 program and $101.9 million on our CMV programs including ASP0113.

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

Results of Operations

Three Months Ended June 30, 2015, Compared with Three Months Ended June 30, 2014

Total Revenues. Total revenues decreased $0.3 million to $4.2 million for the three months ended June 30, 2015, from $4.5 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease in the delivery of ASP0113 under our license agreements with Astellas which was partially offset by an increase in research services performed under the Astellas license agreements.

Research and Development Expenses. Research and development expenses increased $0.1 million, or 3.3%, to $2.5 million for the three months ended June 30, 2015, from $2.4 million for the three months ended June 30, 2014. This increase was primarily due to increase in development costs associated with the ASP2397 program which was partially offset by a decrease in HSV-2 clinical trial costs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.3 million, or 34.8%, to $2.4 million for the three months ended June 30, 2015, from $3.7 million for the three months ended June 30, 2014. This decrease was primarily due to a $1.5 million decrease in net deferred contract costs recognized during the three months ended June 30, 2015 related to clinical trial materials manufactured under our ASP0113 license agreements with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 16.1%, to $2.1 million for the three months ended June 30, 2015, from $2.5 million for the three months ended June 30, 2014. This decrease was primarily due to a decrease in legal fees related to previous securities class action litigation.

Investment and Other Income, Net. Investment and other income, net, decreased $5,000 to $30,000 for the three months ended June 30, 2015, from $25,000 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015, Compared with Six Months Ended June 30, 2014

Total Revenues. Total revenues increased $2.1 million to $9.1 million for the six months ended June 30, 2015, from $7.0 million for the six months ended June 30, 2014. This increase was primarily due to an increase in services performed and deliveries of ASP0113 under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $1.6 million, or 34.7%, to $6.1 million for the six months ended June 30, 2015, from $4.5 million for the six months ended June 30, 2014. This increase was primarily due to $1.1 million in expenses recognized in connection with the in-license of ASP2397 in March 2015 from Astellas combined with an increase in clinical trial costs associated with our HSV-2 program.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.1 million, or 3.0%, to $5.3 million for the six months ended June 30, 2015, from $5.2 million for the six months ended June 30, 2014. This increase was primarily due to an increase in equipment related contract services utilized during the six months ended June 30, 2015.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 9.5%, to $4.4 million for the six months ended June 30, 2015, from $4.8 million for the six months ended June 30, 2014. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the ongoing securities class action complaint.

Investment and Other Income, Net. Investment and other income, net, increased $13,000 to $66,000 for the six months ended June 30, 2015, from $53,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $43.7 million at June 30, 2015, compared with $49.1 million at December 31, 2014. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2015, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $5.3 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2015, compared with the prior year period, was primarily the result of a decrease in accrued employee compensation combined with an increase in receivables which was offset by a decrease in our net loss.

Net cash provided by (used in) investing activities were $4.5 million and $(3.3) million for the six months ended June 30, 2015 and 2014, respectively. The increase in net cash provided by investing activities for the six months ended June 30, 2015, compared with the prior year period, was primarily the result of an increase in net maturities of marketable securities.

Net cash (used in) provided by financing activities was $(18,000) and $1.1 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in net cash provided by financing activities for the six months ended June 30, 2015, compared with the prior year period, was primarily the result of a decrease in net proceeds from the sale of common stock.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2016.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at June 30, 2015, is approximately $106.8 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.6 million if each such officer was terminated at June 30, 2015.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at June 30, 2015.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2015, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2015, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2015. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed (“Consolidation Order”). On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock. On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint. On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike (“Order”). Lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. Lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action (“Judgment”). On May 28, 2015, lead plaintiff appealed the Order and Judgment to the U.S. Court of Appeals for the Ninth Circuit. That same day, another group of our stockholders (that had previously moved for appointment as lead plaintiff) also appealed the Order and Judgment, as well as the Consolidation Order, to the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeals is scheduled to begin in September 2015.

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

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction in viral shedding from baseline). The trial is ongoing and all patients are being followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we will collect additional clinical efficacy data including lesion recurrence rate and lesion rate, which will enable us to determine the appropriate next steps for this program. If the additional data is not favorable, we may be forced to cease further clinical development of this vaccine candidate and our future prospects may be harmed.

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

(*)Our clinical trials or those of our partners may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. We and our licensees have in the past suffered significant setbacks in advanced clinical trials due to lack of efficacy, notwithstanding promising results in earlier trials. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial. In June 2015, we announced that our HSV-2 product candidates did not meet the clinical study’s primary endpoint. This may lead us to cease development of our HSV-2 product candidates. Most product candidates that commence clinical trials are never approved as products.

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

(*)We are dependent on our out-license agreements with Astellas to further develop and commercialize ASP0113. The failure to maintain these agreements, or the failure of Astellas to perform its obligations under these agreements, could negatively impact our business.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $16.5 million, $31.2 million and $22.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of June 30, 2015, we had incurred cumulative net losses totaling approximately $402.3 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

As of June 30, 2015, we were the assignee or co-assignee of 58 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2015, we were also prosecuting 18 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2015, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2015, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2012, to June 30, 2015, our stock price has ranged from $0.68 to $4.74. The following factors, among others, could have a significant impact on the market price of our common stock:

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

Our common stock is currently listed on The Nasdaq Global Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. As of July 21, 2015, the closing price of our common stock on the Nasdaq Global Market was $0.64. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Vical Incorporated

Date: July 30, 2015	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)