Form 10-Q
period 2015-09-30
VICAL INC
filed 2015-10-30
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Total shares of common stock outstanding at October 15, 2015: 91,524,527

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,741	$20,471
Marketable securities, available-for-sale	19,864	23,499
Restricted cash	3,246	3,182
Receivables and other assets	5,769	4,178
Total current assets	47,620	51,330
Long-term investments	2,077	1,971
Property and equipment, net	2,010	2,639
Intangible assets, net	1,522	1,660
Other assets	191	379
Total assets	$53,420	$57,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,364	$5,201
Deferred revenue	2,110	—
Total current liabilities	5,474	5,201
Long-term liabilities:
Deferred rent	494	856
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 91,513 and 90,334 shares issued and outstanding at September 30, 2015, and December 31, 2014, respectively	915	903
Additional paid-in capital	448,976	446,698
Accumulated deficit	(402,550)	(395,667)
Accumulated other comprehensive income (loss)	111	(12)
Total stockholders' equity	47,452	51,922
Total liabilities and stockholders' equity	$53,420	$57,979

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Contract revenue	$4,427	$3,004	$12,382	$9,073
License and royalty revenue	590	438	1,755	1,321
Total revenues	5,017	3,442	14,137	10,394
Operating expenses:
Research and development	2,128	3,180	8,222	7,705
Manufacturing and production	1,306	2,292	6,626	7,457
General and administrative	1,916	2,366	6,271	7,176
Total operating expenses	5,350	7,838	21,119	22,338
Loss from operations	(333)	(4,396)	(6,982)	(11,944)
Other income:
Investment and other income, net	33	32	99	85
Net loss	$(300)	$(4,364)	$(6,883)	$(11,859)
Basic and diluted net loss per share	$(0.00)	$(0.05)	$(0.08)	$(0.13)
Weighted average shares used in computing basic and diluted net loss per share	91,957	89,976	91,600	88,154

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(300)	$(4,364)	$(6,883)	$(11,859)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period	98	(69)	123	(59)
Other comprehensive gain (loss)	98	(69)	123	(59)
Total comprehensive loss	$(202)	$(4,433)	$(6,760)	$(11,918)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,883)	$(11,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	884	1,330
Write-off of abandoned patents	50	331
Loss on sale of property and equipment	2	—
Compensation expense related to stock options and awards	1,534	2,451
Purchase of technology license with common stock	775	—
Changes in operating assets and liabilities:
Receivables and other assets	(1,403)	(99)
Accounts payable and accrued expenses	(1,885)	1,050
Deferred revenue	2,110	(113)
Deferred rent	(313)	(266)
Net cash used in operating activities	(5,129)	(7,175)
Cash flows from investing activities:
Maturities of marketable securities	15,030	8,000
Purchases of marketable securities	(11,500)	(20,437)
Purchases of property and equipment	(58)	(43)
Patent expenditures	(53)	(240)
Net cash provided by (used in) investing activities	3,419	(12,720)
Cash flows from financing activities:
Net proceeds from issuance of common stock	3	3,776
Payment of withholding taxes for net settlement of restricted stock units	(23)	(58)
Net cash (used in) provided by financing activities	(20)	3,718
Net decrease in cash and cash equivalents	(1,730)	(16,177)
Cash and cash equivalents at beginning of period	20,471	38,837
Cash and cash equivalents at end of period	$18,741	$22,660

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2015

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

The unaudited financial statements at September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of September 30, 2015, and December 31, 2014, restricted cash of $3.2 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 0.1 million and 0.4 million for the three months ended September 30, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.  Common stock equivalents of 0.4 million and 0.5 million for the nine months ended September 30, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity-based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 8.75% and 11.2% annually for each of the nine months ended September 30, 2015 and 2014, respectively.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Research and development	$93	$186	$309	$628
Manufacturing and production	42	56	123	177
General and administrative	302	488	1,102	1,646
Total stock-based compensation expense	$437	$730	$1,534	$2,451

During the nine months ended September 30, 2015 and 2014, the Company granted stock-based awards with a total estimated value of $1.9 million and $2.3 million, respectively. At September 30, 2015, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $1.7 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2015 and 2014, were equal to 3.3% and 3.0%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

September 30, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,030	$5	$—	$5,035
Government-sponsored enterprise securities	2,000	—	—	2,000
Corporate bonds	2,005	—	—	2,005
Certificates of deposit	10,824	—	—	10,824
	$19,859	$5	$-	$19,864

December 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,558	$—	$1	$5,557
Government-sponsored enterprise securities	7,499	—	6	7,493
Corporate bonds	2,025	—	5	2,020
Certificates of deposit	8,429	—	—	8,429
	$23,511	$-	$12	$23,499

At September 30, 2015, $0.5 million of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2015. As of September 30, 2015, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Employee compensation	$1,850	$2,471
Clinical trial accruals	206	1,686
Accounts payable	316	227
Deferred rent	480	432
Other accrued liabilities	512	385
Total accounts payable and accrued expenses	$3,364	$5,201

5.	LONG-TERM INVESTMENTS

As of September 30, 2015, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of September 30, 2015. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of September 30, 2015, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.39%, an estimated redemption period of five years and a discount rate of 1.50%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of September 30, 2015, none of which were realized during the three months ended September 30, 2015. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income (loss) are unrealized gains (losses) of $106,000 and $(43,000) for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, the Company had recorded cumulative unrealized gains of $0.3 million. The resulting carrying value of the auction rate security at September 30, 2015, was $2.1 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$10,824	$—	$—	$10,824
U.S. treasuries	5,035	—	—	5,035
Corporate bonds	—	2,005	—	2,005
Government-sponsored enterprise securities	—	2,000	—	2,000
Auction rate securities	—	—	2,077	2,077
	$15,859	$4,005	$2,077	$21,941

	Fair Value Measurements
December 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$8,674	$—	$—	$8,674
Money market funds	169	—	—	169
U.S. treasuries	5,557	—	—	5,557
Corporate bonds	—	2,020	—	2,020
Government-sponsored enterprise securities	—	7,493	—	7,493
Auction rate securities	—	—	1,971	1,971
	$14,400	$9,513	$1,971	$25,884

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2015. The Company did not transfer any investments between level categories during the three and nine months ended September 30, 2015. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2014	$1,971
Total unrealized gains, excluding tax impact, included in other comprehensive loss	106
Balance at September 30, 2015	$2,077
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of its common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed, or Consolidation Order.  On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding the Company’s business prospects and the prospects for Allovectin®, thereby artificially inflating the price of its common stock.  On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint.  On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike, or Order. The Lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. The lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action, or Judgment. On May 28, 2015, the lead plaintiff appealed the Order and Judgment to the U.S. Court of Appeals for the Ninth Circuit. That same day, another group of the Company’s stockholders, that had previously moved for appointment as lead plaintiff, or the Vical Investor Group, also appealed the Order and Judgment, as well as the Consolidation Order, to the U.S. Court of Appeals for the Ninth Circuit. On August 3, 2015, the Vical Investor Group voluntarily dismissed its appeal. On October 8, 2015, the lead plaintiff-appellant filed an opening brief in support of his appeal. The Defendants’ answering brief is currently due on November 9, 2015.

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended September 30, 2015 and 2014, the Company recognized $4.4 million and $3.0 million, respectively, of revenue related to these contract services. During the nine months ended September 30, 2015 and 2014, the Company recognized $12.4 million and $9.1 million, respectively, of revenue related to these contract services. The Company also recognized $1.5 million and $1.1 million in license revenue under the Astellas agreements during the nine months ended September 30, 2015 and 2014, respectively.

9.	ASTELLAS IN-LICENSE AGREEMENTS

In March 2015, the Company entered into license and stock purchase agreements with Astellas, granting Vical exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397, formally known as ASP2397. VL-2397 is a potential therapeutic for invasive fungal infections, including invasive aspergillosis. Astellas received 861,216 shares of unregistered Vical common stock and $250,000 in cash. The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the nine months ending September 30, 2015.  Astellas will also be eligible to receive up to $100 million in aggregate milestone payments, the vast majority of which are commercial and sales milestones, and single-digit royalties on net sales of commercial products.

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

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases.

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

•

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in herpes simplex virus type 2, or HSV-2, infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial is ongoing and all patients are being followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we will collect additional clinical efficacy data including lesion recurrence rate and lesion rate, which will enable us to determine the appropriate next steps for this program. If the additional data is not favorable, we may decide to cease further clinical development of this vaccine candidate.

•

An ongoing preclinical program of VL-2397 for invasive fungal infections, including invasive Aspergillus, which are major causes of morbidity and mortality in immunocompromised patients, including transplant recipients. We expect to initiate a Phase 1 trial of VL-2397 in the first half of 2016; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy. We are working with Virginia Commonwealth University who plans to conduct an investigator sponsored Phase 1 clinical trial to determine the neutralizing antibody responses in normal healthy female subjects who are CMV seronegative.

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

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2 [2]	Vical
CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical complete	Vical
VL-2397 antifungal	Treatment of invasive fungal infections	Preclinical	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against infection after stem cell transplants	Phase 3	Astellas
ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas
ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial
Government Collaboration
Tetravalent dengue vaccine	Prevent dengue disease caused by all 4 dengue serotypes	Phase 1	Naval Medical Research Center

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

[2]

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial is ongoing and all patients are being followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we will collect additional clinical efficacy data including lesion recurrence rate and lesion rate, which will enable us to determine the appropriate next steps for this program. If the additional data is not favorable, we may decide to cease further clinical development of this vaccine candidate.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Source	2015	2014	2015	2014
Astellas supply and services contract	$4.4	$3.0	$12.4	$9.1
Astellas license	0.5	0.4	1.5	1.1
Other royalties and licenses	0.1	—	0.2	0.2
Total revenues	$5.0	$3.4	$14.1	$10.4

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Program	2015	2014	2015	2014
CMV	$2.9	$3.3	$10.1	$10.5
HSV-2	0.3	1.2	2.7	2.9
Other research, development, manufacturing and production	0.2	1.0	2.0	1.8
Total research, development, manufacturing and production	$3.4	$5.5	$14.8	$15.2

Our current development focus includes our novel DNA vaccines for CMV and HSV-2, and our novel antifungal for the treatment of invasive fungal infections.

We are developing HSV-2 and CyMVectin™ vaccine candidates as well our antifungal, VL-2397, and these programs will require significant additional funds to advance through development to commercialization. From inception through September 30, 2015, we have spent approximately $16.5 million on our HSV-2 program, $104.7 million on our CMV programs including ASP0113 and $2.1 million on our antifungal program.

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

Results of Operations

Three Months Ended September 30, 2015, Compared with Three Months Ended September 30, 2014

Total Revenues. Total revenues increased $1.6 million to $5.0 million for the three months ended September 30, 2015, from $3.4 million for the three months ended September 30, 2014. This increase was primarily due to an increase in the delivery of ASP0113 material under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.1 million, or 33.1%, to $2.1 million for the three months ended September 30, 2015, from $3.2 million for the three months ended September 30, 2014.  This decrease was primarily due to a decrease in HSV-2 clinical trial costs as the trial nears completion.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.0 million, or 43.0%, to $1.3 million for the three months ended September 30, 2015, from $2.3 million for the three months ended September 30, 2014. This decrease was primarily due to a $0.9 million net increase in deferred contract costs capitalized during the three months ended September 30, 2015 related to clinical trial materials manufactured under our contract manufacturing agreement with IPPOX.

General and Administrative Expenses. General and administrative expenses decreased $0.5 million, or 19.0%, to $1.9 million for the three months ended September 30, 2015, from $2.4 million for the three months ended September 30, 2014. This decrease was primarily due to a decrease in legal fees related to the ongoing securities class action litigation and a decrease in employee stock based compensation.

Investment and Other Income, Net. Investment and other income, net, increased $1,000 to $33,000 for the three months ended September 30, 2015, from $32,000 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015, Compared with Nine Months Ended September 30, 2014

Total Revenues. Total revenues increased $3.7 million to $14.1 million for the nine months ended September 30, 2015, from $10.4 million for the nine months ended September 30, 2014. This increase was primarily due to an increase in services performed and deliveries of ASP0113 materials under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 6.7%, to $8.2 million for the nine months ended September 30, 2015, from $7.7 million for the nine months ended September 30, 2014.  This increase was primarily due to $1.1 million in expenses recognized in connection with the in-license of VL-2397 in March 2015 from Astellas, offset in part by a decrease in clinical trial costs associated with our HSV-2 program.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.8 million, or 11.1%, to $6.6 million for the nine months ended September 30, 2015, from $7.5 million for the nine months ended September 30, 2014. This decrease was primarily due to a $0.9 million net increase in deferred contract costs capitalized during the nine months ended September 30, 2015 related to clinical trial materials manufactured under our contract manufacturing agreement with IPPOX.

General and Administrative Expenses. General and administrative expenses decreased $0.9 million, or 12.6%, to $6.3 million for the nine months ended September 30, 2015, from $7.2 million for the nine months ended September 30, 2014. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the ongoing securities class action litigation.

Investment and Other Income, Net. Investment and other income, net, increased $14,000 to $99,000 for the nine months ended September 30, 2015, from $85,000 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $43.9 million at September 30, 2015, compared with $49.1 million at December 31, 2014. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2015, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $5.1 million and $7.2 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash used in operating activities for the nine months ended September 30, 2015, compared with the prior year period, was primarily the result of a decrease in our net loss, offset in part by a decrease in accrued employee compensation and clinical trial accruals, combined with an increase in receivables.

Net cash provided by (used in) investing activities was $3.4 million and $(12.7) million for the nine months ended September 30, 2015 and 2014, respectively. The increase in net cash provided by investing activities for the nine months ended September 30, 2015, compared with the prior year period, was primarily the result of an increase in net maturities of marketable securities.

Net cash (used in) provided by financing activities was $(20,000) and $3.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in net cash provided by financing activities for the nine months ended September 30, 2015, compared with the prior year period, was primarily the result of a decrease in net proceeds from the sale of common stock.

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

We may be required to make future payments to our licensors based on the achievement of milestones set forth in various in-licensing agreements, including our in-license agreement with Astellas related to VL-2397. In most cases, these milestone payments are based on the achievement of development or regulatory milestones, including the exercise of options to obtain licenses related to specific disease targets, commencement of various phases of clinical trials, filing of product license applications, approval of product licenses from the FDA or a foreign regulatory agency, and the first commercial sale of a related product. Payment for the achievement of milestones under our in-license agreements is highly speculative and subject to a number of contingencies.

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at September 30, 2015, is approximately $106.8 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our three  other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other three executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.1 million if each such officer was terminated at September 30, 2015.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis‑point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at September 30, 2015.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2015, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2015, we had recorded cumulative unrealized gains of $0.3 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2015. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed (“Consolidation Order”).  On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock.  On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint.  On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike, or Order. The Lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. The Lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action, or Judgment. On May 28, 2015, the lead plaintiff appealed the Order and Judgment to the U.S. Court of Appeals for the Ninth Circuit. That same day, another group of our stockholders, that had previously moved for appointment as lead plaintiff, or the Vical Investor Group, also appealed the Order and Judgment, as well as the Consolidation Order, to the U.S. Court of Appeals for the Ninth Circuit. On August 3, 2015, the Vical Investor Group voluntarily dismissed its appeal. On October 8, 2015, the lead plaintiff-appellant filed an opening brief in support of his appeal. Defendants’ answering brief is currently due on November 9, 2015.

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

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial is ongoing and all patients are being followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we will collect additional clinical efficacy data including lesion recurrence rate and lesion rate, which will enable us to determine the appropriate next steps for this program.  If the additional data is not favorable, we may be forced to cease further clinical development of this vaccine candidate and our future prospects may be harmed.

Virginia Commonwealth University holds an allowed investigational new drug application, or IND, to conduct an investigator sponsored Phase 1 clinical trial using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy. However, the Phase 1 clinical trial and any future trials, if any, may not demonstrate sufficient efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

Additionally, we are in early stages of development with other product candidates, including VL-2397. These product candidates will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful, particularly if they do not gain market acceptance among physicians, patients, healthcare payers and relevant medical communities. If we fail to develop and commercialize our products, we may be forced to curtail or cease operations.

(*)Our clinical trials or those of our partners may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. We and our licensees have in the past suffered significant setbacks in advanced clinical trials due to lack of efficacy, notwithstanding promising results in earlier trials. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial. In June 2015, we announced that our HSV-2 product candidates did not meet the primary endpoint in a Phase 1/2 clinical study. This may lead us to cease development of our HSV-2 product candidates. Most product candidates that commence clinical trials are never approved as products.

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

In addition, even if clinical trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as sufficient to demonstrate that a product is safe and efficacious, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

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

•

Limitations on our or an acquirer’s ability to maintain or pursue development or commercialization of products that are competitive with ASP0113 could deter a potential acquisition of us that our stockholders may otherwise view as beneficial; and

•

If Astellas is unsuccessful in developing, obtaining regulatory approvals for or commercializing ASP0113, we may not receive any additional milestone or royalty payments under the license agreements and our business prospects and financial results may be materially harmed.

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

We licensed rights to patents and know-how for VL-2397 from Astellas pursuant to an in-license agreement that contains obligations to pay Astellas regulatory and sales milestone payments relating to VL-2397, as well as royalties on net sales of VL-2397.  If we fail to make a required payment to Astellas or otherwise materially breach our in-license agreement with Astellas and do not cure the failure within the required time period, Astellas may be able to terminate the license to the VL-2397 patents and know-how, which would have a material adverse effect on our business, financial condition and results of operations.

(*)We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $16.5 million, $31.2 million and $22.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of September 30, 2015, we had incurred cumulative net losses totaling approximately $402.6 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We have no experience in filing a Biologics License Application, or BLA, or a New Drug Application, or NDA, with the FDA. Because these applications must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

As of September 30, 2015, we were the assignee or co-assignee of 54 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2015, we were also prosecuting 14 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2015, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2015, we had recorded cumulative unrealized gains of $0.3 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2012, to September 30, 2015, our stock price has ranged from $0.42 to $4.74. The following factors, among others, could have a significant impact on the market price of our common stock:

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

(*)If we fail to continue to meet all applicable Nasdaq Global Select Market requirements, Nasdaq may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock is currently listed on The Nasdaq Global Select Market, which has qualitative and quantitative listing criteria. On August 5, 2015, we received a letter from The Nasdaq Stock Market indicating that for 30 consecutive business days our common stock had not maintained a minimum closing bid price of $1.00, or Minimum Bid Price Requirement, per share as required by Nasdaq Listing Rule 5550(a)(2).  This notice of noncompliance has had no immediate impact on the continued listing or trading of our common stock on the Nasdaq Global Select Market. Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or the Compliance Period, ending on February 1, 2016, the closing bid price of our stock is at or above $1.00 for a minimum of ten consecutive business days, we will regain compliance with the Minimum Bid Price Requirement and our common stock will continue to be eligible for listing on the Nasdaq Global Select Market.

If we do not achieve compliance with the Minimum Bid Price Requirement by the end of the Compliance Period, under Nasdaq Listing Rule 5810(c)(3)(A)(ii), if on the last day of the Compliance Period, we are in compliance with the market value requirement for continued listing of our common stock on the Nasdaq Capital Market as well as all other listing standards for initial listing of our common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), and we provide written notice of our intention to cure the deficiency during a second compliance period, Nasdaq may grant us an additional Compliance Period through July 30, 2016.

While we intend to monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules, if we are unable to meet any of the Nasdaq listing requirements in the future, including the Minimum Bid Price Requirement during any Compliance Period, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

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

ITEM 6.       EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.
3.2(ii)(2)	Amended and Restated Bylaws.
3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.
4.1(1)	Specimen Common Stock Certificate.
10.1(*)	Amendment No. 1 dated August 31, 2015 to License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.
31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(*)

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

Vical Incorporated

Date: October 30, 2015	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)