Form 10-K
period 2015-12-31
VICAL INC
filed 2016-03-14
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission file number: 000-21088

VICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	93-0948554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10390 Pacific Center Court, San Diego, California	92121-4340
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 646-1100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Global Market on June 30, 2015, was approximately $63,553,157.

The number of shares of common stock outstanding as of February 29, 2016, was 91,905,977.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 20, 2016	Part III

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

We currently have four active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas. Astellas expects enrollment in the Phase 3 clinical trial to be completed during the third quarter of 2016. Enrollment in the Phase 2 trial was completed in May of 2015 and top-line results are expected during the third quarter of 2016;

•

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in herpes simplex virus type 2, or HSV-2, infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). Patients were also followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we collected additional clinical efficacy data including lesion rate. We anticipate these additional results will be announced in the first quarter of 2016 and that the additional results will enable us to determine the appropriate next steps for this program.

•

An ongoing Phase 1 program of VL-2397 for invasive fungal infections, including invasive Aspergillus, which are major causes of morbidity and mortality in immunocompromised patients, including transplant recipients; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy.

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

DNA Technology

Our DNA delivery technology is currently being developed by us and our partners in the area of infectious disease:

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

Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the Centers for Disease Control and Prevention, or CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we are currently focusing our resources on the development of DNA-based vaccines against CMV and HSV-2. We are also focusing our resources on VL-2397, a therapeutic anti-fungal product candidate we recently in-licensed from Astellas. We believe our technologies may lead to the development of novel preventive or therapeutic products for infectious disease targets. DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

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

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and other therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our current independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2	Vical
CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical complete	Vical
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 1	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against infection after hematopoietic stem cell transplants	Phase 3	Astellas
ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplants	Phase 2	Astellas
ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

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

Programs Targeting Infectious Diseases

Herpes Simplex Virus - 2

In December 2013, we initiated a Phase 1/2 trial of our Vaxfectin®-formulated therapeutic vaccine for HSV-2. A total of 165 HSV-2-infected patients were enrolled in the trial. The randomized, double-blind, placebo-controlled trial evaluated safety, tolerability and efficacy in otherwise healthy HSV-2-infected patients aged 18 to 50 years who have experienced 2 to 9 genital herpes recurrences within the prior year. The trial enrolled subjects at seven U.S. clinical sites.

This trial tested the effectiveness of two HSV-2 vaccines that we are developing, a monovalent vaccine and a bivalent vaccine, by comparing the viral shedding rate prevaccination (baseline) to the viral shedding rate postvaccination of each subject. Viral shedding was measured by daily self-collected swabs that were sampled for detectable HSV-2 DNA by PCR assay. In addition to this primary efficacy endpoint, this trial also evaluated several secondary outcome measures, including genital lesion rate change from baseline, the HSV viral load (or copy numbers) from baseline, as well as the immunological responses over time from baseline.

In June 2015, we announced top-line results from the Phase 1/2 trial. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). All patients were also followed for safety for 12 months and efficacy for nine months after their final vaccine dose. During that period we collected additional clinical efficacy data including lesion rate.  The bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the 9-month time point after the patients final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination. We are reviewing this data and the T-cell immunogenicity results with our clinical advisory board to determine the best path forward for the program.

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

In 2013, our licensee, Astellas initiated two ASP0113 clinical trials including a global Phase 3 registration trial of ASP0113 in approximately 500 HCT recipients. This 1:1 randomized, double-blind, placebo-controlled trial will enroll CMV seropositive subjects undergoing HCT procedures. Randomization will be stratified by donor-recipient relatedness and donor CMV serostatus. The trial will enroll approximately 500 subjects and the primary endpoint will be a composite of overall mortality and CMV end organ disease. Treatment and follow-up for each subject will continue for one year following enrollment. During the course of the trial, an independent statistician conducted a series of futility analyses based upon viral load. The final of these analyses has now been completed and the trial continues as planned. Enrollment of the Phase 3 trial is expected to be completed in the third quarter of 2016, with top-line data expected to be available in the fourth quarter of 2017.

Astellas also initiated a Phase 2 trial of ASP0113 in approximately 140 solid organ transplant recipients. This global, randomized, double-blind, placebo-controlled trial is designed to evaluate the efficacy of ASP0113 compared to placebo as measured by the incidence of CMV viremia in CMV-seronegative subjects receiving a kidney from a CMV-seropositive donor. The study will also evaluate the safety of ASP0113 in this patient population. Follow-up for each subject will continue for one year following enrollment. Enrollment of the Phase 2 trial was completed in May of 2015. Top-line results are expected to be released in the third quarter of 2016.

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

Antifungal Program

In March 2016, we initiated a Phase 1 clinical trial of our novel antifungal candidate, VL-2397. The randomized, double-blind trial will evaluate safety, tolerability and pharmacokinetics of VL-2397 at single and multiple ascending doses in otherwise healthy volunteers at one U.S. clinical site. We intend to develop VL-2397 as a front-line therapy for invasive pulmonary aspergillosis and as part of a combination regimen for preemptive treatment of fungal infections, which may represent a meaningful commercial opportunity within the global market for systemic antifungals. The FDA recently granted us orphan drug and qualified infectious disease designation for VL-2397 for the treatment of invasive aspergillosis.

VL-2397 represents a potential new class of antifungal compound to address invasive aspergillus infections, which are major causes of morbidity and mortality in immunocompromised patients, including transplant recipients. In preclinical studies to date, it has demonstrated faster fungicidal activity than marketed drugs and activity against azole-resistant fungal pathogens. Current treatment options have limited efficacy, as approximately 50-60% of allogeneic hematopoietic stem cell transplant recipients with invasive aspergillosis infections die within 12 weeks. Over the past 30 years, only one new class of antifungal drugs (echinocandins) has been introduced.

Other Infectious Disease Programs

Ebola

In January 2015, we and AnGes MG announced a collaboration to develop and commercialize an equine polyclonal antibody therapy for patients afflicted with Ebola virus disease. We will develop and provide to AnGes a DNA vaccine encoding the glycoprotein antigen of the 2014 Zaire strain of Ebola virus, formulated with our proprietary Vaxfectin® adjuvant. AnGes received the right to exclusively develop and commercialize the equine polyclonal antibody therapy in Japan and will be responsible for all development costs. We received an upfront payment and are eligible to receive royalties on net sales and a percentage of payments received by AnGes under any sub-licensing agreements.

Government Collaborations

We have developed several vaccines targeting other diseases including dengue, malaria, anthrax, severe acute respiratory syndrome, or SARS, West Nile virus, or WNV, and Ebola. We have performed nonclinical work and completed a Phase 1 clinical trial targeting anthrax. The Naval Medical Research Center, or NMRC, has completed a Phase 1 study of a tetravalent (serotypes 1, 2, 3, and 4) dengue DNA vaccine formulated with Vaxfectin®. The National Institutes of Health, or NIH, has completed Phase 1 clinical trials using our vaccines targeting SARS, WNV and Ebola. Due to the lack of commercial opportunities and government funding, we do not plan on further developing these vaccines at this time.

Adjuvant Development

DNA Vaccines with Vaxfectin®

Vaxfectin® is our proprietary, cationic lipid formulation optimized to increase the immune response to vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in pDNA vaccine applications in multiple animal models, including nonhuman primates. Studies of Vaxfectin®-formulated pDNA vaccines against CMV and measles have shown enhanced immunogenicity in rodents and nonhuman primates. Vaxfectin®-formulated pDNA vaccines have also been tested in approximately 120 healthy human subjects receiving influenza or dengue vaccines, and collectively, these Phase 1 trials indicate favorable safety profiles of these vaccines. Further clinical data with Vaxfectin®-formulated HSV-2 vaccines has been gathered during the Phase 1/2 trial mentioned above. We believe Vaxfectin® is an important potentiator of both antibody and T-cell mediated immune responses to pDNA vaccines.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. We received an additional $10.0 million in 2012 upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in HCT recipients. We are also entitled to receive additional cash payments potentially totaling $95.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products, and we have an option to co-promote ASP0113 in the United States. Under the terms of a supply and services agreement entered into by us and Astellas on the same date, we agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field. During the years ended December 31, 2015, 2014 and 2013, we recognized $1.8 million, $1.6 million and $0.7 million, respectively, in license revenue and $14.7 million, $13.3 million and $5.6 million, respectively, of revenue related to contract services and product delivered.

In August 2012, we amended our license and supply agreements with Astellas to, among other things, (i) extend the time period that we are obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, (ii) modify the allocation of $95.0 million of milestone payments among certain milestones through commercial launch and (iii) modify the structure of the royalties on net sales from a fixed double-digit royalty to escalating tiered double-digit royalties.

As of December 31, 2015, the aggregate potential milestone payments that we were eligible to receive under each of our out-license agreements with Astellas was equal to approximately $95.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be received, or when. Many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

In-licensing

Astellas. In March 2015, we entered into a license agreement with Astellas, granting us exclusive worldwide license to develop and commercialize our novel antifungal candidate, VL-2397.  As consideration for the rights under the license, we issued 861,216 shares of our common stock to Astellas and made an up-front payment of $250,000 in cash. The license agreement provides for potential development, regulatory and sales milestone payments totaling up to $99.0 million, as well as tiered single-digit royalty payments based on net sales of licensed products.  The royalty payments are subject to reduction on a country-by-country basis in certain circumstances where there is not exclusivity in the country. We are responsible for the worldwide development, manufacturing and commercialization of licensed products, at our cost, and we are required to use commercially reasonable efforts with respect to such development and commercialization activities.

The license agreement, unless terminated earlier, will continue until expiration of our royalty obligations with respect to licensed products. Either party may terminate the license agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency.  Astellas may terminate the license agreement earlier if we or any of our affiliates or sublicensees oppose or challenge any of the licensed patents. Vical may terminate the license agreement on a country-by-country basis for reasonable scientific, regulatory, commercial, financial, ethical or other reasons.

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all nonexcluded preventive and therapeutic human and animal health applications, including CMV. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. As of December 31, 2015, we had paid CytRx $5.3 million under the agreement.

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

City of Hope. In 2003, we licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the City of Hope. We are also obligated to pay a low double-digit percentage of any payments we receive from the sub-license of products that incorporate the licensed technology. As of December 31, 2015, we had paid the City of Hope $5.5 million under the agreement.

As of December 31, 2015, the aggregate potential milestone payments that we could be obligated to pay under our active in-license agreements with Astellas, City of Hope and CytRx, total approximately $106.1 million. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

Contract Manufacturing

In April 2015, we entered into a $4.1 million contract with the IPPOX Foundation to manufacture HIV-antigen plasmid DNA as a component of vaccine regimens to be evaluated in clinical trials for the prevention of HIV infection. IPPOX is a Swiss non-profit foundation that participates in the conduct of HIV vaccine clinical trials under the auspices of the Pox-Protein Public-Private Partnership, or P5, funded by the Bill & Melinda Gates Foundation and the U.S. National Institute of Allergy and Infectious Diseases, or NIAID.  These plasmids were shipped and the related revenue of $4.1 million was recognized in December 2015. This contract builds upon our 2010 agreement with IPPOX to manufacture plasmid DNA for HIV vaccine clinical trials.

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

Our patents and patent applications cover, for example, specific DNA constructs and formulations of gene-based product candidates, methods for producing pharmaceutical-grade DNA, and several families of lipid molecules and their uses in DNA delivery, as described more fully below:

•

Core DNA Delivery Technology. We either co-owned or had rights to issued U.S. patents covering our core DNA delivery technology, including patents on methods of administering DNA sequences for the purposes of expressing therapeutic proteins or for inducing immune responses and the administration of DNA sequences into blood vessels and the heart. These patents are now expired, but we maintain patents covering specific product applications as described below.

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

•

Specific DNA Products. We have patents covering specific product applications of our technologies. To date, we have received patents in the United States, Europe, Canada and Japan, relating to codon-optimized polynucleotide-based vaccines against human CMV infection. The patents expire between December 19, 2023, and May 12, 2025. These patents further protect both our ASP0113 therapeutic vaccine candidate for CMV as well as our CyMVectin™ prophylactic vaccine candidate for CMV. Protection for our therapeutic vaccine candidate for HSV-2 is further augmented by issued patents in the U.S. and Japan and other foreign counterparts pending in Australia, Canada, and Europe, all of which will expire on July 20, 2027. These patents are co-owned with the University of Washington. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

Antifungal Technology. We have been granted the exclusive right to Astellas patents which claim the composition of matter of, or any method of making or using, VL-2397. All of these issued U.S. patents and foreign counterparts will expire on March 13, 2029.

As of December 31, 2015, we were the assignee or co-assignee of 52 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

As of December 31, 2015, we were also prosecuting 6 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

See “Risk Factors—Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products,” and “The legal proceedings to obtain and defend patents, and litigation of third-party claims of intellectual property infringement, could require us to spend money and could impair our operations.”

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

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic, a Biologics License Application, or BLA, is required. If the product is classified as a new drug, a New Drug Application, or  NDA is required. The NDA or BLA must include results of product development activities, preclinical studies, and clinical trials in addition to detailed chemistry, manufacturing and control information.

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

Employees

As of December 31, 2015, we had 69 full-time employees, including 6 with doctorate degrees. Of these full-time employees, 52 were engaged in, or directly supporting, research and development and manufacturing activities, and 17 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	63	President, Chief Executive Officer and Director
Mammen P. Mammen, Jr., M.D.	52	Vice President, Clinical Vaccines
Anthony A. Ramos	49	Vice President Finance, Chief Accounting Officer
Larry R. Smith, Ph.D.	55	Vice President, Vaccine Research

[1]	As of December 31, 2015.
[2]	Executive officer.

Vijay B. Samant joined us as President and Chief Executive Officer in November 2000. Previously, he held various positions at Merck from 1977 to 2000. From 1998 to 2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs and Executive Director of Materials Management. From 1977 to 1990, Mr. Samant held a variety of positions of increasing responsibility in manufacturing, process engineering, production planning and control, business development and loss prevention in several Merck operating divisions. Mr. Samant holds a bachelor’s degree in chemical engineering from the University of Bombay, India, an M.S. degree in chemical engineering from Columbia University and an S.M. degree from the Sloan School of Management at MIT. Mr. Samant currently serves on the Board of Directors for AmpliPhi Biosciences and was a member of the board of directors of Raptor Pharmaceutical Corporation from 2011 to 2014. Mr. Samant was a member of the Board of Trustees for the National Foundation for Infectious Diseases and the International Vaccine Institute in Seoul, South Korea from 2008 to 2012. Mr. Samant was also a Director of the Aeras Global TB Vaccine Foundation from 2001 to 2010.

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

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial was completed in February 2016 and all patients were followed for safety for 12 months and efficacy for nine months after their final vaccine dose. .  The bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the 9-month time point after the patients final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination. We are reviewing this data and the T-cell immunogenicity results with our clinical advisory board to determine the best path forward for the program.We may decide to cease further clinical development of this vaccine candidate which would reduce the number of development programs and limit our future growth prospects.

In March 2016, we initiated a Phase 1 clinical trial of our novel antifungal, VL-2397. The Phase 1 clinical trial and any future trials, if any, may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

All of our product candidates we are developing independently will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful, particularly if they do not gain market acceptance among physicians, patients, healthcare payers and relevant medical communities. If we fail to develop and commercialize our product candidates, we may be forced to curtail or cease operations.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.2 million, $16.5 million and $31.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had incurred cumulative net losses totaling approximately $404.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We have no experience in filing a BLA or an NDA with the FDA. Because these applications must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

As of December 31, 2015, we were the assignee or co-assignee of 52 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2015, we were also prosecuting 6 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2015, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2015, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2013, to December 31, 2015, our stock price has ranged from $0.34 to $4.51. The following factors, among others, could have a significant impact on the market price of our common stock:

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

If we fail to continue to meet all applicable Nasdaq CapitalMarket requirements, Nasdaq may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

Our common stock was previously listed on The Nasdaq Global Select Market, which has qualitative and quantitative listing criteria. On August 5, 2015, we received a letter from The Nasdaq Stock Market indicating that for 30 consecutive business days our common stock had not maintained a minimum closing bid price of $1.00, or Minimum Bid Price Requirement, per share as required by Nasdaq Listing Rule 5550(a)(2).   Under Nasdaq Listing Rule 5810(c)(3)(A), we were afforded an initial compliance period of 180 calendar days during which, had the closing bid price of our stock been at or above $1.00 for a minimum of ten consecutive business days, we would have regained compliance with the Minimum Bid Price Requirement and our common stock would have continued to be eligible for listing on the Nasdaq Global Select Market.

We did not achieve compliance with the Minimum Bid Price Requirement by the end of the initial compliance period on February 1, 2016.  However, because on the last day of the initial compliance period we were in compliance with the market value requirement for continued listing of our common stock on the Nasdaq Capital Market, as well as all other listing standards for initial listing of our common stock on the Nasdaq Capital Market (other than the Minimum Bid Price Requirement), and we provided written notice of our intention to cure the deficiency during a second compliance period, we transitioned our listing to the Nasdaq Capital Market and Nasdaq granted us an additional compliance period through July 31, 2016 under Nasdaq Listing Rule 5810(c)(3)(A)(ii).

While we intend to continue monitoring the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules, if we are unable to meet any of the Nasdaq listing requirements in the future, including the Minimum Bid Price Requirement during the additional compliance period, Nasdaq could determine to delist our common stock, which could adversely affect the market liquidity and trading price of our common stock. A delisting of our common stock could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence in our company.

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

In late October and early November 2013, following our announcement of the results of our Phase 3 trial of Allovectin® and the subsequent decline of the price of our common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against us and certain of our current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed (“Consolidation Order”).  On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of our common stock.  On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint.  On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike, or Order. The lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. The lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action, or Judgment. On May 28, 2015, the lead plaintiff appealed the Judgment to the U.S. Court of Appeals for the Ninth Circuit. That same day, another group of our stockholders that had previously moved for appointment as lead plaintiff, or the Vical Investor Group, also appealed the Judgment, as well as the Consolidation Order, to the U.S. Court of Appeals for the Ninth Circuit. On August 3, 2015, the Vical Investor Group voluntarily dismissed its appeal. On October 8, 2015, the lead plaintiff-appellant filed an opening brief in support of his appeal. Defendants’ filed an answering brief on December 9, 2015. On January 27, 2016, lead plaintiff-appellant filed a motion to dismiss his appeal with prejudice, which was joined by defendants. On February 1, 2016, the Ninth Circuit granted the joint motion and dismissed the appeal.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol VICL and until January 25, 2016 was listed on the Nasdaq Global Select Market. The following table presents quarterly information on the range of high and low sales prices for our common stock during the periods presented.

2015	High	Low
First Quarter	$1.19	$0.85
Second Quarter	1.55	0.68
Third Quarter	0.72	0.42
Fourth Quarter	0.54	0.34

2014	High	Low
First Quarter	$1.79	$1.15
Second Quarter	1.36	1.07
Third Quarter	1.39	1.09
Fourth Quarter	1.37	0.89

As of January 31, 2016, there were approximately 217 stockholders of record of our common stock and 91,852,209 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2015.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2010. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract and grant revenue	$18,860	$13,304	$5,846	$6,176	$4,223
License and royalty revenue	2,090	1,913	1,872	11,343	25,795
Total revenues	20,950	15,217	7,718	17,519	30,018
Operating expenses:
Research and development	11,061	11,467	14,558	17,340	17,975
Manufacturing and production	10,927	10,824	12,698	13,055	10,267
General and administrative	8,366	9,552	11,814	10,557	9,598
Total operating expenses	30,354	31,843	39,070	40,952	37,840
Loss from operations	(9,404)	(16,626)	(31,352)	(23,433)	(7,822)
Investment and other income, net	166	134	114	534	539
Net loss	(9,238)	(16,492)	(31,238)	(22,899)	$(7,283)
Net loss per share (basic and diluted)	$(0.10)	$(0.19)	$(0.36)	$(0.27)	$(0.10)
Weighted average shares used in per share calculation	91,751	88,786	86,840	85,966	72,031
Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$42,006	$49,123	$55,477	$86,082	$56,355
Working capital	40,336	46,129	54,434	80,230	47,096
Total assets	49,914	57,979	66,353	96,522	68,773
Long-term obligations , less current portion	359	856	1,288	1,657	1,964
Total stockholders’ equity	45,393	51,922	61,412	89,086	60,348

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases.

We currently have four active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas. Astellas expects enrollment in the Phase 3 clinical trial to be completed during the third quarter of 2016. Enrollment in the Phase 2 trial was completed in May of 2015 and top-line results are expected during the third quarter of 2016;

•

In June 2015, we announced top-line results from an ongoing randomized, double-blind, placebo controlled Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in herpes simplex virus type 2, or HSV-2, infected patients. The trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). Patients were also followed for safety for 12 months and efficacy for nine months after their final vaccine dose. The bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the 9-month time point after the patients final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination. We are reviewing this data and T-cell immunogenicity results with our clinical advisory board to determine the best path forward for the program.

•

An ongoing Phase 1 program of VL-2397 for invasive fungal infections, including invasive Aspergillus, which are major causes of morbidity and mortality in immunocompromised patients, including transplant recipients; and

•

A completed preclinical program, with an allowed investigational new drug application, or IND, using our CyMVectin™ prophylactic vaccine formulated with our proprietary Vaxfectin® adjuvant to prevent CMV infection during pregnancy.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we have received approximately $259.6 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2015, were as follows (in millions):

Source	2015	2014	2013
Astellas contract	$14.7	$13.3	$5.6
IPPOX contract	4.1	—	—
Other contracts and grants	0.1	—	0.2
Total contract and grant revenues	18.9	13.3	5.8
Astellas license	1.8	1.6	0.7
AnGes license	0.1	—	0.5
Other royalties and licenses	0.2	0.3	0.7
Total royalty and license revenues	2.1	1.9	1.9
Total revenues	$21.0	$15.2	$7.7

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2015, were as follows (in millions):

Program	2015	2014	2013
Allovectin®	—	$0.1	$14.7
HSV-2	3.1	4.8	4.2
CMV	13.1	14.8	6.4
VL-2397	3.4	—	—
Other research, development, manufacturing and production	2.4	2.6	2.0
Total research, development, manufacturing and production	$22.0	$22.3	$27.3

Since our inception through December 31, 2015, we estimate that we have spent approximately $544 million on research, development, manufacturing and production. Our current independent development focus is on a DNA vaccine for CMV, a vaccine to treat HSV-2, and other clinical and preclinical targets. These programs, excluding ASP0113 which we licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through December 31, 2015, we have spent approximately $17 million on our HSV-2 program, $108 million on our CMV programs and $3 million on our VL-2397 program.

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2015, our largest group of intangible assets with finite lives included issued patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $1.3 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2015, Compared to Year Ended December 31, 2014

Total Revenues. Total revenues increased $5.7 million, or 37.7%, to $20.9 million in 2015 from $15.2 million in 2014. Our contract revenue increased by $5.6 million which was primarily the result of the recognition of $4.1 million of revenue related to our contract manufacturing agreement with the IPPOX Foundation to manufacture HIV-antigen plasmid DNA. The remaining increase was primarily related to an increase in billable activities under our ASP0113 license agreement with Astellas.

Research and Development Expenses. Research and development expenses decreased $0.4 million, or 3.5%, to $11.1 million for 2015 from $11.5 million for 2014. This decrease was primarily due to a decrease in HSV-2 clinical trial costs combined with a decrease in stock-based compensation, which was partially offset by license payments made to Astellas for the in-license of VL-2397.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.1 million, or 1.0%, to $10.9 million for 2015 from $10.8 million for 2014. This increase was primarily due to a net increase in deferred contract costs recognized under various contract manufacturing agreements when compared to 2014.

General and Administrative Expenses. General and administrative expenses decreased $1.2 million, or 12.4%, to $8.4 million for 2015 from $9.6 million for 2014. This decrease was primarily due to a decrease in legal fees related to the recently completed securities class action litigation and a decrease in employee stock based compensation.

Investment and Other Income. Investment and other income increased $32,000, or 23.9%, to $166,000 for 2015 from $134,000 for 2014. This increase was primarily the result of an unrealized gain recognized on auction rate securities during the year ended December 31, 2015.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2015, we have received approximately $259.6 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $425.5 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $42.0 million at December 31, 2015, compared with $49.1 million at December 31, 2014. The decrease in our cash, cash equivalents and marketable securities for the year ended December 31, 2015, was due primarily to the use of cash to fund our operations.

Net cash used in operating activities was $6.9 million and $9.8 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net cash used in operating activities for the year ended December 31, 2015, compared with the prior year period, was primarily the result of a $7.3 million decrease in our net loss offset by a $3.1 million decrease in cash flows from a change in our accounts payable and accrued expenses balance when compared to 2014. The decrease in the net loss was primarily due to a $5.7 million increase in revenue recognized primarily from our manufacturing contract with the IPPOX Foundation.

Net cash used in investing activities was $0.1 million and $12.4 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net cash used in investing activities for the year ended December 31, 2015, compared with the prior year, was primarily the result of an increase in maturities of marketable securities.

Net cash (used in) provided by financing activities was $(20,000) and $3.9 million for the years ended December 31, 2015 and 2014, respectively. The decrease in net cash provided by financing activities for the year ended December 31, 2015, compared with the prior year period, was the result of net proceeds received from the sale of our common stock during the year ended December 31, 2014.

A discussion of our exposure to auction rate securities is included in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. We currently have on file an effective shelf registration statement that allows us to raise up to $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2017.

In April 2014, we entered into an At-the-Market Issuance Sales Agreement, or ATM Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which we could issue and sell up to $25.0 million of shares of our common stock from time to time. This agreement expired in May 2015. There were no shares sold during the year ended December 31, 2015.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2015 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$6,047	$3,614	$2,433	$—	$—
Unconditional purchase obligations[2]	1,214	1,214	—	—	—
Total contractual obligations	$7,261	$4,828	$2,433	$—	$—

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at December 31, 2015, is approximately $106.1 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our three   other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other three executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.1 million if each such officer was terminated at December 31, 2015.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 9-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $177,000 lower than the reported fair value of our investments at December 31, 2015.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2015, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2015, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2015. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2015, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2015, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2015. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vical Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2016

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$13,450	$20,471
Marketable securities, available-for-sale	23,258	23,499
Restricted cash	3,246	3,182
Receivables and other assets	4,544	4,178
Total current assets	44,498	51,330
Long-term investments	2,052	1,971
Property and equipment, net	1,873	2,639
Intangible assets, net	1,300	1,660
Other assets	191	379
Total assets	$49,914	$57,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,912	$5,201
Deferred revenue	250	—
Total current liabilities	4,162	5,201
Long-term liabilities:
Deferred rent	359	856
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 91,544 and 90,334 shares issued and outstanding at December 31, 2015 and 2014, respectively	915	903
Additional paid-in capital	449,343	446,698
Accumulated deficit	(404,905)	(395,667)
Accumulated other comprehensive income (loss)	40	(12)
Total stockholders’ equity	45,393	51,922
Total liabilities and stockholders’ equity	$49,914	$57,979

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Contract revenue	$18,860	$13,304	$5,846
License and royalty revenue	2,090	1,913	1,872
Total revenues	20,950	15,217	7,718
Operating expenses:
Research and development	11,061	11,467	14,558
Manufacturing and production	10,927	10,824	12,698
General and administrative	8,366	9,552	11,814
Total operating expenses	30,354	31,843	39,070
Loss from operations	(9,404)	(16,626)	(31,352)
Other income:
Investment and other income, net	166	134	114
Net loss	$(9,238)	$(16,492)	$(31,238)
Basic and diluted net loss per share	$(0.10)	$(0.19)	$(0.36)
Weighted average shares used in computing basic and diluted net loss per share	91,751	88,786	86,840

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(9,238)	$(16,492)	$(31,238)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period, net of tax	52	(23)	(236)
Other comprehensive gain (loss)	52	(23)	(236)
Total comprehensive loss	$(9,186)	$(16,515)	$(31,474)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2015

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(loss)	Total Stockholders’ Equity
Balance at January 1, 2013	86,136	$861	$435,915	$(347,937)	$247	$89,086
Net loss	—	—	—	(31,238)	—	(31,238)
Other comprehensive loss	—	—	—	—	(236)	(236)
Exercise of stock options and issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	642	7	327	—	—	334
Non-cash compensation expense related to grant of equity based compensation	—	—	3,466	—	—	3,466
Balance at December 31, 2013	86,778	$868	$439,708	$(379,175)	$11	$61,412
Net loss	—	—	—	(16,492)	—	(16,492)
Other comprehensive loss	—	—	—	—	(23)	(23)
Issuance of common stock	3,292	33	3,890	—	—	3,923
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	264	2	(59)	—	—	(57)
Non-cash compensation expense related to grant of equity based compensation	—	—	3,159	—	—	3,159
Balance at December 31, 2014	90,334	$903	$446,698	$(395,667)	$(12)	$51,922
Net loss	—	—	—	(9,238)	—	(9,238)
Other comprehensive income	—	—	—	—	52	52
Issuance of common stock	861	9	766	—	—	775
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	349	3	(23)	—	—	(20)
Non-cash compensation expense related to grant of equity based compensation	—	—	1,902	—	—	1,902
Balance at December 31, 2015	91,544	$915	$449,343	$(404,905)	$40	$45,393

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(9,238)	$(16,492)	$(31,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,159	1,663	2,213
Write-off of abandoned patents and licensed technology	230	350	889
Gain on sale of property and equipment	(1)	(15)	(7)
Compensation expense related to stock options and awards	1,902	3,159	3,466
Purchase of technology license with common stock	775	—	—
Changes in operating assets and liabilities:
Receivables and other assets	(178)	412	(2,626)
Accounts payable and accrued expenses	(1,415)	1,635	(2,188)
Deferred revenue	250	(150)	—
Deferred rent	(432)	(368)	(307)
Net cash used in operating activities	(6,948)	(9,806)	(29,798)
Cash flows from investing activities:
Maturities of marketable securities	20,183	10,556	30,974
Purchases of marketable securities	(20,114)	(22,643)	(5,137)
Purchases of property and equipment	(72)	(85)	(332)
Proceeds from the sale of property and equipment	3	15	49
Patent and licensed technology expenditures	(53)	(269)	(412)
Net cash (used in) provided by investing activities	(53)	(12,426)	25,142
Cash flows from financing activities:
Net proceeds from issuance of common stock	3	3,925	816
Payment of withholding taxes for net settlement of restricted stock units	(23)	(59)	(482)
Net cash (used in) provided by financing activities	(20)	3,866	334
Net decrease in cash and cash equivalents	(7,021)	(18,366)	(4,322)
Cash and cash equivalents at beginning of year	20,471	38,837	43,159
Cash and cash equivalents at end of year	$13,450	$20,471	$38,837

See accompanying notes to financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization and Business Activity

Vical Incorporated, or the Company, a Delaware corporation, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company researches and develops biopharmaceutical products, including those based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators and from contract manufacturing agreements. Most of the Company’s product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial use, and will require significant costs for commercialization. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of the lease for its facilities, which ends in August 2017. Under certain circumstances the Company may be able to eliminate the need for the letter of credit. At December 31, 2015 and 2014, restricted cash of $3.2 million  was pledged as collateral for the letter of credit.

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

Intangible Assets

Intangible assets include certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. As of December 31, 2015, the weighted average amortization period of capitalized patent costs is approximately 9 years. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.2 million, $0.4 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to patents for which the value was deemed to be impaired.  2013 also includes expense relating to licensed technology for which the value was deemed to be impaired.

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

Accruals for Potential Disallowed Costs on Government Contracts

The Company has contracts with U.S. government agencies under which it bills for direct and indirect costs incurred. These billed costs are subject to audit by government agencies. The Company established accruals of approximately $49,000 at each of December 31, 2015 and 2014 to provide for potential disallowed costs. In the event that the final costs allowed are different from what the Company has estimated, the Company may need to make a change in its estimated accrual, which could also affect its results of operations and cash flow.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under restricted stock units, or RSUs, as the effect would be antidilutive. Common stock equivalents of 0.3 million, 0.5 million and 0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2015 and 2014, are considered to approximate fair value because of the short term nature of those items.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2015, 2014 and 2013, has been reflected in the accompanying Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 8.75%, 8.75% and 11.2% annually for each of the years ended December 31, 2015, 2014 and 2013, respectively .

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

	Year Ended December 31,
	2015	2014	2013
Assumptions:
Assumed risk-free interest rate	1.34%	1.63%	1.14%
Assumed volatility	68%	73%	72%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

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

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$7,027	$—	$8	$7,019
Corporate bonds	1,000	—	—	1,000
Certificates of deposit	15,239	—	—	15,239
	$23,266	$—	$8	$23,258

December 31, 2014	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$5,558	$—	$1	$5,557
Government-sponsored enterprise securities	7,499	—	6	7,493
Corporate bonds	2,025	—	5	2,020
Certificates of deposit	8,429	—	—	8,429
	$23,511	$—	$12	$23,499

At December 31, 2015, none of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2015, 2014 and 2013. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2015 and 2014.

3. Long-Term Investments

As of December 31, 2015, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of December 31, 2015. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of December 31, 2015, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.72%, an estimated redemption period of five years and a discount rate of 1.0%.  Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of December 31, 2015, none of which were realized during the year ended December 31, 2015. The losses, when recognized, are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive (loss) income are unrealized gains (losses) of $48,000, $(9,000) and $(0.2) million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at December 31, 2015, was $2.1 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$15,239	$—	$—	$15,239
U.S. treasuries	7,019	—	—	7,019
Corporate bonds	—	1,000	—	1,000
Auction rate securities	—	—	2,052	2,052
	$22,258	$1,000	$2,052	$25,310

	Fair Value Measurements
December 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$8,674	$—	$—	$8,674
Money market funds	169	—	—	169
U.S. treasuries	5,557	—	—	5,557
Corporate bonds	—	2,020	—	2,020
Government-sponsored enterprise securities	—	7,493	—	7,493
Auction rate securities	—	—	1,971	1,971
	$14,400	$9,513	$1,971	$25,884

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2015. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2015. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2014	$1,971
Total net realized gains included in earnings	—
Total net unrealized gains included in other comprehensive income	81
Net transfers in and/out of Level 3	—
Balance at December 31, 2015	$2,052
Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2015	$—

Total cumulative unrealized losses of $0.4 million relate to Level 3 assets still held as of December 31, 2015, none of which were recognized during the years ended December 31, 2015, 2014 and 2013. The losses, when recognized, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2015	2014
Equipment	$17,425	$17,515
Leasehold improvements	8,048	8,048
	25,473	25,563
Less accumulated depreciation and amortization	(23,600)	(22,924)
	$1,873	$2,639

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2015, 2014 and 2013, was $0.9 million, $1.4 million and $1.6 million, respectively.

Intangible assets consisted of the following at December 31 (in thousands):

	2015	2014
Patent application costs	2,252	2,972
Accumulated amortization patent costs	(952)	(1,312)
	$1,300	$1,660

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2015, 2014 and 2013, was $0.2 million, $0.2 million and $0.4 million, respectively. Estimated annual amortization for these assets is $0.2 million for the years ended 2016 and 2017, $0.1 million for each of the years in the period from 2018 to 2020, and $0.6 million being recognized thereafter.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2015	2014
Employee compensation	$2,220	$2,471
Clinical trial accruals	102	1,686
Accounts payable	733	227
Deferred rent	496	432
Other accrued liabilities	361	385
	$3,912	$5,201

6. Significant Contract, License and Royalty Agreements

Contracts

IPPOX

In April 2015, the Company entered into a $4.1 million contract with the IPPOX Foundation to manufacture HIV-antigen plasmid DNA as a component of vaccine regimens to be evaluated in clinical trials for the prevention of HIV infection. IPPOX is a Swiss non-profit foundation that participates in the conduct of HIV vaccine clinical trials under the auspices of the Pox-Protein Public-Private Partnership, or P5, funded by the Bill & Melinda Gates Foundation and the U.S. National Institute of Allergy and Infectious Diseases, or NIAID.  These plasmids were shipped and the related revenue of $4.1 million was recognized in December 2015. This contract builds upon the Company’s 2010 agreement with IPPOX to manufacture plasmid DNA for HIV vaccine clinical trials.

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

The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2015, 2014 and 2013, the Company recognized $1.8 million, $1.6 million and $0.7 million, respectively, related to the license fee and know-how. The Company will recognize the amounts allocated to research and development services as revenues under the agreements as the related services are delivered and as reimbursements are received. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $8.7 million, $7.8 million and $4.4 million, respectively, of revenue related to contract services delivered. The Company will recognize as revenue the amounts allocated to the sales of drug product when the sale of that drug product has met all required specifications and the related title and risk of loss and damages have passed to Astellas. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $6.0 million, $5.5 million and $1.2 million, respectively, of revenue related to drug product delivered. The Company is eligible to receive additional cash payments upon the achievement of specified regulatory and commercial milestones. The Company has determined that each of the regulatory and commercial milestones meets the definition of a milestone and that each milestone is substantive in accordance with the milestone method of revenue recognition. Accordingly, the Company expects to recognize such regulatory and commercial milestone payments as revenues under the agreements upon achievement of each milestone.

In-licensing Agreements

Astellas

In March 2015, the Company entered into a license agreement with Astellas which grants to the Company exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397.  As consideration for the rights under the license, the Company issued 861,216 shares of our common stock to Astellas and made an up-front payment of $250,000 in cash. The License Agreement provides for potential development, regulatory and sales milestone payments totaling up to $99.0 million, the vast majority of which are payable upon achievement of commercial and sales milestones, and single-digit royalties on net sales of commercial products. The Company is responsible for the worldwide development, manufacturing and commercialization of licensed products, at the Company’s cost, and we are required to use commercially reasonable efforts with respect to such development and commercialization activities.

The license agreement, unless terminated earlier, will continue until expiration of Vical’s royalty obligations with respect to licensed products. Either party may terminate the license agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency.  Astellas may terminate the license agreement earlier if Vical or any of its affiliates or sublicensees oppose or challenge any of the licensed patents. Vical may terminate the license agreement on a country-by-country basis for reasonable scientific, regulatory, commercial, financial, ethical or other reasons.

City of Hope

In 2003, the Company licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by the Company under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if the Company ceases to operate, fails to make payments when due or materially breaches the agreement. Subject to certain conditions, the Company may terminate the agreement early at any time upon prior written notice to the City of Hope. The Company is also obligated to pay a low double-digit percentage of any payments it receives from the sub-license of products that incorporate the licensed technology. The Company paid the City of Hope $0.1 million under the agreement for each of the years ended December 31, 2015, 2014 and 2013.

CytRx

In 2001, the Company entered into an exclusive agreement with CytRx which grants to the Company the rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, including CMV. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits the Company’s use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is fully amortized as of December 31, 2013. The Company paid CytRx $0.1 million, $0.1 million and $0.3 million under the agreement for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under its active in-license agreements in place at December 31, 2015, is approximately $106.1 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which the Company estimates will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. The lease expires in August 2017. The Company has the option to renew the lease for three additional five-year periods beyond its expiration.

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $0.9 million difference between the base rent paid and the rent expensed through December 31, 2015 is recorded as deferred rent in the balance sheet. Rent expense for each of the years ended December 31, 2015, 2014 and 2013 was $2.8 million.

At December 31, 2015, future minimum rental payments due under the Company’s facilities lease were as follows (in thousands):

Year ending December 31,
2016	$3,602
2017	2,433
2018	—
2019	—
2020	—
Thereafter	—
Total lease payments	$6,035

Other Contingencies

In late October and early November 2013, following the Company’s announcement of the results of its Phase 3 trial of Allovectin® and the subsequent decline of the price of the Company’s common stock, two putative securities class action complaints were filed in the U.S. District Court for the Southern District of California against the Company and certain of its current and former officers. On February 26, 2014, the two cases were consolidated into one action and a lead plaintiff and lead counsel were appointed (“Consolidation Order”).  On May 12, 2014, the lead plaintiff filed a first amended consolidated complaint alleging that the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements regarding our business prospects and the prospects for Allovectin®, thereby artificially inflating the price of the Company’s common stock.  On June 9, 2014, the defendants filed a motion to dismiss the first amended complaint and a motion to strike certain allegations in the amended complaint.  On March 9, 2015, the Court granted defendants’ motion to dismiss the first amended complaint and terminated as moot defendants’ motion to strike, or Order. The lead plaintiff was granted leave to amend his first amended complaint on or before March 25, 2015. The lead plaintiff chose not to amend his complaint and instead stipulated to an entry of judgment. On April 28, 2015, the Court entered final judgment dismissing the action, or Judgment. On May 28, 2015, the lead plaintiff appealed the Judgment to the U.S. Court of Appeals for the Ninth Circuit. That same day, another group of the Company’s stockholders that had previously moved for appointment as lead plaintiff, or the Vical Investor Group, also appealed the Judgment, as well as the Consolidation Order, to the U.S. Court of Appeals for the Ninth Circuit. On August 3, 2015, the Vical Investor Group voluntarily dismissed its appeal. On October 8, 2015, the lead plaintiff-appellant filed an opening brief in support of his appeal. Defendants filed an answering brief on December 9, 2015. On January 27, 2016, lead plaintiff-appellant filed a motion to dismiss his appeal with prejudice, which was joined by defendants. On February 1, 2016, the Ninth Circuit granted the joint motion and dismissed the appeal.

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

8. Stockholders’ Equity

As of the date of this filing the Company has on file a shelf registration statement that allows it to raise up to an additional $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

In March 2015, the Company entered into license and stock purchase agreements with Astellas, granting the Company an exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397, formally known as ASP2397.  VL-2397 is a potential therapeutic for invasive fungal infections, including invasive aspergillosis.  Astellas received 861,216 shares of unregistered Company common stock and $250,000 in cash.  The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the year ended December 31, 2015.

In April 2014, the Company entered into an At-the-Market Issuance Sales Agreement, or ATM Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which the Company could issue and sell up to $25.0 million of shares of its common stock from time to time. During the year ended December 31, 2014, the Company sold 3,291,521 shares under the Sales Agreement and received gross proceeds of $4,067,751. There were no shares sold during the year ended December 31, 2015. This agreement expired in May 2015.

9. Stock Based Compensation

The Company has a stock-based compensation plan which is described below. Total stock-based compensation expense of $1.9 million, $3.2 million and $3.5 million was recognized for the years ended December 31, 2015, 2014 and 2013, respectively. Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Research and development	$392	$785	$908
Manufacturing and production	159	229	258
General and administrative	1,351	2,145	2,300
Total stock-based compensation expense	$1,902	$3,159	$3,466
Cash received from RSU grants and options exercised	$3	$2	$816

Stock Incentive Plan

The Company has a stock incentive plan, under which 19,700,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. As of December 31, 2015 there were 16,448,052 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2015, 2014, and 2013 the Company granted RSUs covering an aggregate of 788,429, 828,000, and 409,189 shares of common stock, respectively. These RSUs generally vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2015, 2014, and 2013 was approximately $0.8 million, $1.1 million and $1.0 million, respectively.

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2015, 2014 and 2013:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2012	7,996,569	$3.36
Granted	2,876,382	$2.56
Exercised	(347,450)	$2.34
Forfeited	(2,121,313)	$3.27
Outstanding December 31, 2013	8,404,188	$3.15
Granted	1,889,614	$1.40
Exercised	—	$—
Forfeited	(1,699,370)	$3.69
Outstanding December 31, 2014	8,594,432	$2.66
Granted	2,356,750	$1.01
Exercised	—	$—
Forfeited	(1,495,344)	$2.15
Outstanding December 31, 2015	9,455,838	$2.33
Vested and unvested options expected to vest as of December 31, 2015	9,235,450	$2.35

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2015, 2014 and 2013, were 6,884,679 shares at $2.68, 6,037,169 shares at $2.89, and 5,212,897 shares at $3.49, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2015, was 6.3 years and 5.5 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2015, was 6.3 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2015, was $0.0 million and $0.0 million, respectively. As of December 31, 2015, the total unrecognized compensation cost related to unvested options was $0.8 million, which is expected to be recognized over a weighted-average period of 1.34 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2015, 2014 and 2013, was $0.51, $0.73 and $1.31 per share, respectively. There were no options exercised during the years ended December 31, 2015 or 2014.  The total intrinsic value of options exercised during the year ended December 31, 2013 was $0.5 million. At December 31, 2015, there were 5,421,917 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2015, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2014	960,066	$1.70
Granted	788,429	$1.04
Vested	(579,677)	$1.68
Cancelled	(128,076)	$1.37
Unvested at December 31, 2015	1,040,742	$1.26

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2015, 2014 and 2013, was $0.8 million, $1.2 million and $1.0 million, respectively. As of December 31, 2015, the total unrecognized compensation cost related to unvested RSUs was $0.5 million, which is expected to be recognized over a weighted average period of 1.35 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2015, 2014 and 2013, was $1.0 million, $0.8 million and $1.0 million, respectively. As of December 31, 2015, there were 529,555 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

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

11. Income Taxes

At December 31, 2015, the Company had deferred tax assets of $120.8 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $101.2 million of its net operating loss carryforwards were effectively eliminated under Section 382 for federal tax purposes. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $12.2 million of its research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes. As a result of the Section 382 analysis completed during 2012, the Company has included in the deferred tax asset schedule the deferred tax assets for net operating losses of $83.1 million and tax credits of $19.9 million. The company’s Section 382 analysis was completed through December 31, 2011. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company has historically filed its California income tax returns as doing business only in the state of California.  Accordingly, all of its tax operating losses have been allocated to California.  On December 31, 2015, the California Supreme Court overturned the decision of the California Court of Appeals in Gillette v. FTB.  The California Supreme Court ruling, coupled with administrative guidance from the California Franchise Tax Board, has the effect of requiring California businesses to apportion their losses to California using a single sales factor, based on a market approach.  Accordingly, the Company has preliminarily redetermined its California tax operating losses for 2013 through 2015 as if it were a multistate business subject to the California single sales factor market rules.  Such an analysis has not been completed, and therefore the Company has adjusted its California net operating loss carryforwards and deferred tax assets to the state rate of zero in its financial statement disclosures.  The California tax effect of the Company’s 2013 and 2014 net operating losses is reflected as an increase in unrecognized tax benefits in the table below.

Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and the tax bases of assets and liabilities using enacted tax rates.  A valuation allowance is established to reduce deferred tax assets to the amount that is expected more likely than not to be realized.

Significant components of the Company’s deferred tax assets as of December 31, 2015 and 2014 are listed below. A valuation allowance of $120.8 million and $124.9 million at December 31, 2015 and 2014, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2015	2014
Net operating losses	$83,143	$85,510
Credit carryovers	19,903	19,903
Depreciation and amortization	13,944	14,922
Accruals and reserves	609	808
Capital loss carryover	85	100
Other	3,114	3,660
Total deferred tax assets	120,798	124,903
Less valuation allowance	(120,798)	(124,903)
Net deferred tax assets	$—	$—

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, an update to ASC 740, Income Taxes (“Update”).  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position.  To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update.

For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Board also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period.  The Board further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented.  The Company chose to adopt the Update in fiscal year ended December 31, 2015 and apply this Update on a prospective basis.

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Computed “expected” tax benefit	$(3,152)	$(5,607)	$(10,621)
State income taxes, net of federal benefit	—	(444)	(1,947)
Tax effect of:
Change in valuation allowance	(4,069)	5,102	13,074
Rate change	3,524	—	—
Expiration of prior year credits and net operating losses	786	675	(237)
Research and development and other tax credits carryovers	—	—	(672)
Stock compensation	376	274	337
Uncertain tax positions	3,074	—	—
Other	(539)	—	66
Provision for income taxes	$—	$—	$—

As of December 31, 2015 and 2014, the Company had available federal net operating loss carryforwards of approximately $311.3 million and $307.3 million, respectively, which expire from 2018 through 2035. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $26.3 million and $26.3 million as of December 31, 2015 and 2014, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2018 through 2033 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $262.8 million and $275.0 million as of December 31, 2015 and 2014, respectively, which expire from 2016 to 2035. In addition, the Company had California research and development credits of approximately $8.8 million as of December 31, 2015 and 2014 to reduce future California income tax, if any. The California research and development credits do not expire.

The Company generated windfall tax benefits from the settlement of certain stock awards. The tax benefit will be recorded as a credit to additional paid-in capital in the year the deduction reduces income taxes payable. The net operating loss carryforwards related to these windfall tax benefits of approximately $1.6 million are included in the net operating loss carryforwards disclosed above.

The Company recognizes liabilities for uncertain tax positions based on a two-step process.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.  While the Company believes that it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcome of examinations by tax authorities in determining the adequacy of its provision for income taxes.

The Company has not completed an analysis of uncertain tax positions related to credits recorded as deferred tax assets.  If such analysis is performed at a later date and an uncertain tax position is identified, the related deferred tax asset would be reduced along with a corresponding reduction in the valuation allowance.

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2015	2014	2013
Beginning balance	$582	$—	$—
Increases related to prior year tax positions	3,758	—	—
Increases related to current year tax positions	—	582	—
Ending balance	$4,340	$582	$—

As of December 31, 2015 and 2014, the Company had gross unrecognized tax benefits of $4.3 million and $0.6 million, respectively, none of which would affect the effective tax rate.  The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months.  The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2015 or December 31, 2014, and has not recognized interest and/or penalties in its statements of operations for any of the years ended December 31, 2015, 2014 or 2013.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1997 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

12. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.1 million, $0.1 million and $0.2 million for the years ended 2015, 2014 and 2013, respectively.

13. Summary of (Unaudited) Quarterly Financial Information

The following is a summary of the Company’s (unaudited) quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2015:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$4,944	$4,176	$5,017	$6,813
Total operating expenses	8,801	6,968	5,350	9,235
Net loss	(3,821)	(2,762)	(300)	(2,355)
Basic and diluted net loss per share (1)	(0.04)	(0.03)	(0.00)	(0.03)

2014:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$2,447	$4,505	$3,442	$4,823
Total operating expenses	5,930	8,570	7,838	9,505
Net income (loss)	(3,455)	(4,040)	(4,364)	(4,633)
Basic and diluted net loss per share (1)	(0.04)	(0.05)	(0.05)	(0.05)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. That report is included herein.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders Vical Incorporated

We have audited Vical Incorporated’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Vical Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Vical Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Vical Incorporated as of December 31, 2015 and 2014, and the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 14, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2016 Annual Meeting of Stockholders, or our Proxy Statement.

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

(a)(1) Financial Statements

The following independent registered public accounting firms’ reports and our financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2015 and 2014

Statements of Operations for each of the three years in the period ended December 31, 2015

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2015

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2015

Statements of Cash Flows for each of the three years in the period ended December 31, 2015

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

(b) Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(4)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(5)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.3(6)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.4(7)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.5(8)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.6(9)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.7(10) [a]	Employment Agreement dated January 14, 2005, between the Company and Anthony A. Ramos.

10.8(11)[a]	Severance Agreement dated January 23, 2015, between the Company and Anthony A. Ramos.

10.9(12) [a]	Employment Agreement dated August 25, 2003, between the Company and Larry Smith.

10.10(13)[a]	Severance Agreement dated January 23, 2015, between the Company and Larry Smith.

10.11(14)[b]	U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.12(15)[b]	Ex-U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

Exhibit Number	Description of Document

10.13(16)[b]	Supply and Services Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.14(17)	Letter agreement dated July 12, 2011, related to the U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.15(18)[b]	1st Amendment dated August 6, 2012, to U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.16(19)[b]	1st Amendment dated August 6, 2012, to Ex-U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.17(20)[b]	1st Amendment dated August 6, 2012, to Supply and Services Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.18(21)[b]	License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.

10.19(22)[b]	Amendment No. 1 dated August 31, 2015, to License Agreement dated March 25, 2015, between the Company and Astellas Pharma Inc.

10.20(23)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.21(24)	Letter Agreement dated July 5, 2011, related to the License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.22(25)[b]	Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.23(26)	Letter agreement dated July 7, 2011, related to the Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.24(27)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(4)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 28, 2013.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(7)	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(8)	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(12)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(19)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(23)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.
(24)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(25)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(26)	Incorporated by reference to the exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(27)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
a	Indicates management contract or compensatory plan or arrangement.
b

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

Date: March 14, 2016

VICAL INCORPORATED

By:	/S/ VIJAY B. SAMANT
Vijay B. Samant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT	President, Chief Executive Officer and Director	March 14, 2016
Vijay B. Samant	(Principal Executive and Financial Officer)

/S/ ANTHONY A. RAMOS	Vice President Finance, Chief Accounting Officer	March 14, 2016
Anthony A. Ramos	(Principal Accounting Officer)

/S/ R. GORDON DOUGLAS, M.D.	Chairman of the Board of Directors	March 14, 2016
R. Gordon Douglas, M.D.

/S/ RICHARD M. BELESON	Director	March 14, 2016
Richard M. Beleson

/S/ GARY A. LYONS	Director	March 14, 2016
Gary A. Lyons

/S/ ROBERT C. MERTON, PH.D.	Director	March 14, 2016
Robert C. Merton, Ph.D.

/S/ GEORGE J. MORROW	Director	March 14, 2016
George J. Morrow

/S/ Thomas E. Shenk, PH.D.	Director	March 14, 2016
Thomas E. Shenk, Ph.D.