Form 10-Q
period 2016-03-31
VICAL INC
filed 2016-05-09
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Total shares of common stock outstanding at April 30, 2016: 92,019,505

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,927	$13,450
Marketable securities, available-for-sale	28,938	23,258
Restricted cash	3,246	3,246
Receivables and other assets	4,161	4,544
Total current assets	42,272	44,498
Long-term investments	2,182	2,052
Property and equipment, net	1,681	1,873
Intangible assets, net	902	1,300
Other assets	191	191
Total assets	$47,228	$49,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,544	$3,912
Deferred revenue	84	250
Total current liabilities	3,628	4,162
Long-term liabilities:
Deferred rent	225	359
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 91,998 and 91,544 shares issued and outstanding at March 31, 2016, and December 31, 2015, respectively	920	915
Additional paid-in capital	449,648	449,343
Accumulated deficit	(407,328)	(404,905)
Accumulated other comprehensive income	135	40
Total stockholders' equity	43,375	45,393
Total liabilities and stockholders' equity	$47,228	$49,914

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Contract revenue	$4,088	$4,274
License and royalty revenue	516	670
Total revenues	4,604	4,944
Operating expenses:
Research and development	2,478	3,637
Manufacturing and production	2,846	2,941
General and administrative	1,790	2,223
Total operating expenses	7,114	8,801
Loss from operations	(2,510)	(3,857)
Other income:
Investment and other income, net	87	36
Net loss	$(2,423)	$(3,821)
Basic and diluted net loss per share	$(0.03)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per share	92,166	90,870

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,423)	$(3,821)
Other comprehensive loss:
Unrealized gain on available-for-sale and long-term marketable securities:
Unrealized gain arising during holding period, net of tax benefit of $44 and $0, respectively	95	79
Other comprehensive gain	95	79
Total comprehensive loss	$(2,328)	$(3,742)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,423)	$(3,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	301
Write-off of abandoned patents	363	46
Compensation expense related to stock options and awards	313	571
Purchase of technology license with common stock	-	775
Changes in operating assets and liabilities:
Receivables and other assets	383	469
Accounts payable and accrued expenses	(315)	(1,117)
Deferred revenue	(166)	30
Deferred rent	(119)	(103)
Net cash used in operating activities	(1,687)	(2,849)
Cash flows from investing activities:
Maturities of marketable securities	4,296	4,023
Purchases of marketable securities	(10,039)	(3,912)
Purchases of property and equipment	(91)	(23)
Patent expenditures	-	(30)
Net cash (used in) provided by investing activities	(5,834)	58
Cash flows from financing activities:
Proceeds from issuance of common stock	5	2
Payment of withholding taxes for net settlement of restricted stock units	(7)	(16)
Net cash used in financing activities	(2)	(14)
Net decrease in cash and cash equivalents	(7,523)	(2,805)
Cash and cash equivalents at beginning of period	13,450	20,471
Cash and cash equivalents at end of period	$5,927	$17,666

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2016

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

The unaudited financial statements at March 31, 2016, and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in August 2017. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of March 31, 2016, and December 31, 2015, restricted cash of $3.2 million was pledged as collateral for this letter of credit.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 4,764  and 0.7 million for the three months ended March 31, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity-based compensation is based on observed historical patterns of the Company’s employees and was estimated to be 8.75% annually for each of the three months ended March 31, 2016 and 2015.

Stock-based compensation expense for a stock-based award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

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

In February 2016, the FASB issued an amendment to the accounting guidance related to the accounting for leasing transactions.  The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and will require both lessees and lessors to disclose certain key information about lease transactions.  The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is evaluating the effect that the adoption of the new guidance will have on its financial statements.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Research and development	$82	$111
Manufacturing and production	33	34
General and administrative	198	426
Total stock-based compensation expense	$313	$571

During the three months ended March 31, 2016 and 2015, the Company granted stock-based awards with a total estimated value of $0.5 million and $1.7 million, respectively. At March 31, 2016, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $1.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the three months ended March 31, 2016 and 2015, were equal to 3.1% and 2.9%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$16,062	$1	$—	$16,063
Certificates of deposit	12,875	—	—	12,875
	$28,937	$1	$—	$28,938

December 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$7,027	$—	$8	$7,019
Corporate bonds	1,000	—	—	1,000
Certificates of deposit	15,239	—	—	15,239
	$23,266	$—	$8	$23,258

At March 31, 2016,  none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2016. As of March 31, 2016, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Employee compensation	$1,422	$2,220
Clinical trial accruals	303	102
Accounts payable	942	733
Deferred rent	512	496
Other accrued liabilities	365	361
Total accounts payable and accrued expenses	$3,544	$3,912

5.	LONG-TERM INVESTMENTS

As of March 31, 2016, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of March 31, 2016. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of March 31, 2016, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.21%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of March 31, 2016, none of which were realized during the three months ended March 31, 2016. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $86,000 and $63,000 for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at March 31, 2016, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$12,875	$—	$—	$12,875
Money market funds	4,588	—	—	4,588
U.S. treasuries	16,063	—	—	16,063
Auction rate securities	—	—	2,182	2,182
	$33,526	$—	$2,182	$35,708

	Fair Value Measurements
December 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$15,239	$—	$—	$15,239
U.S. treasuries	7,019	—	—	7,019
Corporate bonds	—	1,000	—	1,000
Auction rate securities	—	—	2,052	2,052
	$22,258	$1,000	$2,052	$25,310

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not transfer any investments between level categories during the three months ended March 31, 2016. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2015	$2,052
Total unrealized gains, excluding tax impact, included in other comprehensive loss	130
Balance at March 31, 2016	$2,182
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended March 31, 2016 and 2015, the Company recognized $3.8 million and $4.3 million, respectively, of revenue related to these contract services. The Company also recognized $0.5 million in license revenue under the Astellas agreements during each of the three months ended March 31, 2016 and 2015.

9.	ASTELLAS IN-LICENSE AGREEMENTS

In March 2015, the Company entered into license and stock purchase agreements with Astellas, granting Vical exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397. As consideration for the rights under the license, the Company issued 861,216 shares of its common stock to Astellas and made an up-front payment of $250,000 in cash. The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the three months ending March 31, 2015.  Astellas is also eligible to receive up to $99.0 million in aggregate milestone payments, the vast majority of which are commercial and sales milestones, and single-digit royalties on net sales of commercial products.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery and other technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery and other technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our other filings with the SEC, and those identified in Part II, Item 1A entitled “Risk Factors” beginning on page 21 of this Report. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases.

We currently have three active products, independent or partnered, undergoing clinical testing in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas. Astellas expects enrollment in the Phase 3 clinical trial to be completed during the third quarter of 2016 with top-line data expected to be available in the fourth quarter of 2017. Enrollment in the Phase 2 trial was completed in May of 2015 and top-line results are expected during the third quarter of 2016;

•

A completed Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in herpes simplex virus type 2, or HSV-2, infected patients. The randomized, double-blind, placebo trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. In June 2015, we announced top-line results from the trial. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). On the prospectively defined secondary endpoints, the bivalent vaccine achieved statistically significant reductions in the rate of genital lesions and viral load from positive swabs versus baseline. Patients were also followed for safety for 12 months and efficacy for nine months after their final vaccine dose. The 9-month efficacy data showed that the bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period, an effect that was durable to 9 months. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at 9 months after vaccination. We are in the process of determining the appropriate next steps for this program. We plan to present additional trial results, including data on multiple endpoints evaluating safety and efficacy in an oral late-breaker presentation at the American Society of Microbiology Microbe/ICAAC 2016 conference on June 20, 2016 in Boston, Massachusetts; and

•

An ongoing first-in-human Phase 1 clinical trial of VL-2397 for invasive fungal infections, including invasive Aspergillus. The randomized, double-blind, placebo-controlled trial is intended to evaluate safety, tolerability and pharmacokinetics of VL-2397 in healthy volunteers. The study design is composed of seven single ascending dose cohorts followed by four multiple ascending dose cohorts. The trial is expected to be complete by the end of 2016. The U.S. Food and Drug Administration, or FDA, has granted us Fast Track, qualified infectious disease product and orphan drug designations for VL-2397 for the treatment of invasive aspergillosis. This invasive fungal infection is associated with high morbidity and mortality in immunocompromised patients, underscoring the need for new antifungal therapies. We are working closely with a core team of expert advisors to design a proof of concept Phase 2 efficacy study of VL-2397 in the treatment of patients with invasive aspergillosis.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Product Development

We, together with our licensees and collaborators, are developing a number of DNA-based vaccines and other therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against recurring flare-ups, reduce viral shedding and transmission	Phase 1/2 complete	Vical
CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical	Vical
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 1	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against infection after hematopoietic stem cell transplantation	Phase 3	Astellas
ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplantation	Phase 2	Astellas
ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

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

	Three Months Ended
	March 31,
Source	2016	2015
Astellas supply and services contract	$3.8	$4.3
Astellas license	0.5	0.5
Other contracts, licenses and royalties	0.3	0.1
Total revenues	$4.6	$4.9

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended
	March 31,
Program	2016	2015
CMV	$3.8	$3.8
HSV-2	0.5	1.3
VL-2397	0.8	1.1
Other research, development, manufacturing and production	0.2	0.4
Total research, development, manufacturing and production	$5.3	$6.6

Our current development focus includes our novel DNA vaccines for CMV and HSV-2, and our novel antifungal for the treatment of invasive fungal infections.

We are developing HSV-2 and CyMVectin™ vaccine candidates as well our antifungal, VL-2397, and these programs will require significant additional funds to advance through development to commercialization. From inception through March 31, 2016, we have spent approximately $17.4 million on our HSV-2 program, $111.6 million on our CMV programs and $4.2 million on our VL-2397 program.

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

There have been no material changes to our critical accounting policies and estimates as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2016, Compared with Three Months Ended March 31, 2015

Total Revenues. Total revenues decreased $0.3 million to $4.6 million for the three months ended March 31, 2016, from $4.9 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in the delivery of ASP0113 material which was partially offset by an increase in billable research activities under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.2 million, or 31.9%, to $2.5 million for the three months ended March 31, 2016, from $3.6 million for the three months ended March 31, 2015.  This decrease was primarily due to $1.1 million in expenses recognized in connection with the in-license of ASP2397 in March 2015.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.1 million, or 3.2%, to $2.8 million for the three months ended March 31, 2016, from $2.9 million for the three months ended March 31, 2015. This decrease was primarily due to a net increase in deferred contract costs capitalized during the three months ended March 31, 2016 related to materials manufactured under our license agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.4 million, or 19.5%, to $1.8 million for the three months ended March 31, 2016, from $2.2 million for the three months ended March 31, 2015. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the recently concluded securities class action litigation.

Investment and Other Income, Net. Investment and other income, net, increased $51,000 to $87,000 for the three months ended March 31, 2016, from $36,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $40.3 million at March 31, 2016, compared with $42.0 million at December 31, 2015. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2016, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $1.7 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash used in operating activities for the three months ended March 31, 2016, compared with the prior year period, was primarily the result of a decrease in our net loss combined with a decrease in payments for accrued employee compensation and clinical trial accruals.

Net cash (used in) provided by investing activities was $(5.8) million and $58,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in net cash used by investing activities for the three months ended March 31, 2016, compared with the prior year period, was primarily the result of an increase in purchases of marketable securities.

Net cash used in financing activities was $2,000 and $14,000 for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash used in financing activities for the three months ended March 31, 2016, compared with the prior year period, was primarily the result of a decrease in the payment of withholding taxes for the net settlement of restricted stock units.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at March 31, 2016, is approximately $106.1 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our three  other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other three executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.1 million if each such officer was terminated at March 31, 2016.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis‑point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at March 31, 2016.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2016, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2016, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2016. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2016, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2016, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2016. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

We have completed a Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The randomized, double-blind, placebo trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. In June 2015, we announced top-line results from the trial. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial was completed in February 2016 and all patients were followed for safety for 12 months and efficacy for nine months after their final vaccine dose. .  The bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the 9-month time point after the patient’s final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination. We are reviewing this data and the T-cell immunogenicity results with our clinical advisory board to determine the best path forward for the program. We may decide to cease further clinical development of this vaccine candidate which would reduce the number of development programs and limit our future growth prospects.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.2 million, $16.5 million and $31.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of March 31, 2016, we had incurred cumulative net losses totaling approximately $407.3 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of March 31, 2016, we were the assignee or co-assignee of 61 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2016, we were also prosecuting 7 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s cGMP regulations. We may not be able to comply with the cGMP regulations, and we have in the past encountered and may in the future encounter delays, disruptions or quality control problems in our manufacturing process. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for commercial purposes. We have limited experience in manufacturing at this scale. We will also depend on third parties for any commercial scale filling of product vials.  Moreover, our manufacturing processes may be disrupted if we do not extend the lease for our existing facility or find adequate replacement space with sufficient time in advance of the expiration of our current lease term in August 2017. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, the inability to secure adequate space to conduct our manufacturing activities or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements or our obligations under our agreements with collaborators, including our obligations under our supply and services agreement with Astellas.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2016, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2016, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2016. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2016, we had recognized $0.5 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2016, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2013, to March 31, 2016, our stock price has ranged from $0.28 to $4.51. The following factors, among others, could have a significant impact on the market price of our common stock:

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

(*)If we fail to continue to meet all applicable Nasdaq Capital Market requirements, Nasdaq may delist our common stock, which could have an adverse impact on the liquidity and market price of our common stock.

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

We intend to continue monitoring the closing bid price of our common stock and may, if appropriate, consider implementing available options, including a reverse stock split, to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.  With the primary objective of raising the per share trading price of our common stock to maintain our listing on the Nasdaq Capital Market, our board of directors is soliciting stockholder approval of an amendment to our certificate of incorporation to effect a reverse stock split.  If this proposal does not receive the requisite stockholder approval to allow us to proceed with the reverse stock split, it would negatively affect our ability to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules.

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

Vical Incorporated

Date: May 9, 2016	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)