Form 10-Q
period 2016-06-30
VICAL INC
filed 2016-08-09
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at July 15, 2016: 9,206,383

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,229	$13,450
Marketable securities, available-for-sale	27,746	23,258
Restricted cash	3,246	3,246
Receivables and other assets	4,751	4,544
Total current assets	40,972	44,498
Long-term investments	2,238	2,052
Property and equipment, net	1,578	1,873
Intangible assets, net	868	1,300
Other assets	191	191
Total assets	$45,847	$49,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,191	$3,912
Deferred revenue	122	250
Total current liabilities	3,313	4,162
Long-term liabilities:
Deferred rent	90	359
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 9,206 and 9,154 shares issued and outstanding at June 30, 2016, and December 31, 2015, respectively	92	92
Additional paid-in capital	450,752	450,166
Accumulated deficit	(408,583)	(404,905)
Accumulated other comprehensive income	183	40
Total stockholders' equity	42,444	45,393
Total liabilities and stockholders' equity	$45,847	$49,914

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Contract revenue	$3,630	$3,681	$7,718	$7,955
License and royalty revenue	492	495	1,008	1,165
Total revenues	4,122	4,176	8,726	9,120
Operating expenses:
Research and development	2,303	2,457	4,781	6,094
Manufacturing and production	1,221	2,379	4,067	5,320
General and administrative	1,919	2,132	3,709	4,355
Total operating expenses	5,443	6,968	12,557	15,769
Loss from operations	(1,321)	(2,792)	(3,831)	(6,649)
Other income:
Investment and other income, net	66	30	153	66
Net loss	$(1,255)	$(2,762)	$(3,678)	$(6,583)
Basic and diluted net loss per share	$(0.14)	$(0.30)	$(0.40)	$(0.72)
Weighted average shares used in computing basic and diluted net loss per share	9,240	9,189	9,232	9,141

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(1,255)	$(2,762)	$(3,678)	$(6,583)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period, net of tax benefit of $19 and $0 for three months ended June 30, 2016 and 2015, respectively, and $63 and $0 for six months ended June 30, 2016 and 2015, respectively	48	(54)	143	25
Other comprehensive gain (loss)	48	(54)	143	25
Total comprehensive loss	$(1,207)	$(2,816)	$(3,535)	$(6,558)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,678)	$(6,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	556	595
Write-off of abandoned patents	371	46
Loss on sale of property and equipment	—	2
Compensation expense related to stock options and awards	591	1,097
Purchase of technology license with common stock	—	775
Changes in operating assets and liabilities:
Receivables and other assets	(208)	(330)
Accounts payable and accrued expenses	(689)	(1,208)
Deferred revenue	(128)	520
Deferred rent	(237)	(205)
Net cash used in operating activities	(3,422)	(5,291)
Cash flows from investing activities:
Maturities of marketable securities	12,422	11,435
Purchases of marketable securities	(17,011)	(6,852)
Purchases of property and equipment	(205)	(33)
Patent expenditures	—	(45)
Net cash (used in) provided by investing activities	(4,794)	4,505
Cash flows from financing activities:
Proceeds from issuance of common stock	5	2
Payment of withholding taxes for net settlement of restricted stock units	(10)	(20)
Net cash used in financing activities	(5)	(18)
Net decrease in cash and cash equivalents	(8,221)	(804)
Cash and cash equivalents at beginning of period	13,450	20,471
Cash and cash equivalents at end of period	$5,229	$19,667

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2016

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

The unaudited financial statements at June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in its Annual Report on Form 10-K filed with the SEC.

On May 26, 2016, the Company amended its certificate of incorporation to effect a one-for-ten (1:10) reverse stock split.  This reverse stock split became effective as of the close of business on May 26, 2016.  The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of outstanding shares of common stock by the ratio. Accordingly, the outstanding shares, stock award disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

The reverse stock split did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock awards, and the number of shares of common stock eligible for issuance under our stock incentive plan.  No fractional shares were issued in connection with the reverse stock split.  Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in December 2018. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of June 30, 2016, and December 31, 2015, restricted cash of $3.2 million was pledged as collateral for this letter of credit.

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

The terms of the Company’s collaboration agreements provide for milestone payments upon achievement of certain regulatory and commercial events. Under the Milestone Method, the Company recognizes consideration that is contingent upon the achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone is substantive in its entirety. A milestone is considered substantive when it meets all of the following criteria: 1) The consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone, 2) The consideration relates solely to past performance, and 3) The consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. A milestone is defined as an event (i) that can only be achieved based in whole or in part on either the entity’s performance or on the occurrence of a specific outcome resulting from the entity’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved and (iii) that would result in additional payments being due to the Company.

Contract Services, Grant and Royalty Revenue

The Company recognizes revenues from contract services and federal government research grants during the period in which the related expenditures are incurred and related payments for those services are received or collection is reasonably assured. Royalties to be received based on sales of licensed products by the Company’s collaborators incorporating the Company’s licensed technology are recognized when received.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 11,860 and 51,859 for the three months ended June 30, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.  Common stock equivalents of 6,168 and 63,189 for the six months ended June 30, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity-based compensation is based on observed historical patterns of the Company’s employees and was estimated to be 8.75% annually for each of the six months ended June 30, 2016 and 2015.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development	$77	$105	$159	$216
Manufacturing and production	30	47	63	81
General and administrative	171	374	369	800
Total stock-based compensation expense	$278	$526	$591	$1,097

During the six months ended June 30, 2016 and 2015, the Company granted stock-based awards with a total estimated value of $0.6 million and $1.9 million, respectively. At June 30, 2016, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $1.1 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2016 and 2015, were equal to 3.6% and 3.3%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

June 30, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$17,801	$12	—	$17,813
Certificates of deposit	9,933	—	—	9,933
	$27,734	$12	$—	$27,746

December 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$7,027	$—	$8	$7,019
Corporate bonds	1,000	—	—	1,000
Certificates of deposit	15,239	—	—	15,239
	$23,266	$—	$8	$23,258

At June 30, 2016,  none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2016. As of June 30, 2016, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Employee compensation	$1,701	$2,220
Clinical trial accruals	67	102
Accounts payable	460	733
Deferred rent	529	496
Other accrued liabilities	434	361
Total accounts payable and accrued expenses	$3,191	$3,912

5.	LONG-TERM INVESTMENTS

As of June 30, 2016, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of June 30, 2016. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of June 30, 2016, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.00%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of June 30, 2016, none of which were realized during the six months ended June 30, 2016. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $123,000 and $9,000 for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at June 30, 2016, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$9,933	$—	$—	$9,933
Money market funds	3,540	—	—	3,540
U.S. treasuries	17,813	—	—	17,813
Auction rate securities	—	—	2,238	2,238
	$31,286	$—	$2,238	$33,524

	Fair Value Measurements
December 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$15,239	$—	$—	$15,239
U.S. treasuries	7,019	—	—	7,019
Corporate bonds	—	1,000	—	1,000
Auction rate securities	—	—	2,052	2,052
	$22,258	$1,000	$2,052	$25,310

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not transfer any investments between level categories during the three and six months ended June 30, 2016. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2015	$2,052
Total unrealized gains, excluding tax impact, included in other comprehensive loss	186
Balance at June 30, 2016	$2,238
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended June 30, 2016 and 2015, the Company recognized $3.6 million and $3.7 million, respectively, of revenue related to these contract services. During the six months ended June 30, 2016 and 2015, the Company recognized $7.5 million and $8.0 million, respectively, of revenue related to these contract services.  The Company also recognized $0.9 million and $1.0 million in license revenue under the Astellas agreements during the six months ended June 30, 2016 and 2015, respectively.

9.	ASTELLAS IN-LICENSE AGREEMENTS

In March 2015, the Company entered into license and stock purchase agreements with Astellas, pursuant to which Astellas granted the Company exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397. As consideration for the rights under the license, the Company issued 861,216 shares of its common stock to Astellas and made an up-front payment of $250,000 in cash. The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the six months ending June 30, 2015.  Astellas is also eligible to receive up to $99.0 million in aggregate milestone payments, the vast majority of which are commercial and sales milestones, and single-digit royalties on net sales of commercial products.

10.	SUBSEQUENT EVENTS

On August 1, 2016, the Company entered into a stock purchase agreement with AnGes MG, Inc., or AnGes, an existing shareholder, to purchase 1,841,420 shares of the Company’s common stock in a private placement. The shares were sold at a price of $4.24 per share, the 90-day volume weighted average price of the Company’s common stock. Gross proceeds totaled approximately $7.8 million. Immediately following the closing of the private placement, AnGes’ equity position in the Company increased from 2.4% to approximately 18.6% of the Company’s outstanding shares. The private placement closed on August 2, 2016.

The shares will be subject to a two-year lock-up period in which they may not be sold and AnGes has agreed to not increase its ownership position beyond 19.9% and to refrain from taking certain other actions with respect to the Company’s stock, subject to certain conditions. AnGes is entitled to have a representative attend meetings of the Company’s Board of Directors in a non-voting capacity and may in the future be entitled to have a representative appointed to the Company’s Board of Directors, subject to certain conditions. AnGes has also agreed to vote its shares in accordance with the recommendations of the Company’s Board of Directors for so long as it continues to hold a specified percentage of the Company’s outstanding common stock. The Company also agreed under certain circumstances in the future to register the shares for resale by AnGes.

The Company leases approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California, under a lease agreement that expires in August 2017.  In July 2016, the term of the lease was extended for an additional 16 months through December 2018, resulting in additional obligation of $2.9 million.

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

We currently have three active product development programs, independent or partnered, in the clinical testing stage in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant recipients and an ongoing Phase 2 clinical trial of ASP0113 for prevention of CMV infection in kidney transplant recipients, both in collaboration with Astellas Pharma Inc., or Astellas. Astellas expects enrollment in the Phase 3 clinical trial to be completed during the third quarter of 2016 with top-line data expected to be available in the fourth quarter of 2017. Enrollment in the Phase 2 trial was completed in May of 2015 and top-line results are expected during the third quarter of 2016.

•

A completed Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in herpes simplex virus type 2, or HSV-2, infected patients. The randomized, double-blind, placebo trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. In June 2015, we announced top-line results from the trial. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). On the prospectively defined secondary endpoints, the bivalent vaccine achieved statistically significant reductions in the rate of genital lesions and viral load from positive swabs versus baseline. Patients were also followed for safety for 12 months and efficacy for nine months after their final vaccine dose. The 9-month efficacy data showed that the bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period, an effect that was durable to 9 months. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at 9 months after vaccination. Furthermore, at the 9-month time point, the bivalent vaccine showed a favorable trend in recurrence rate, time to first recurrence, and proportion of patients who are recurrence-free. The bivalent vaccine elicited significant increases in antigen-specific interferon gamma producing T cells, indicating biologic activity. The FDA is currently reviewing our Phase 2 trial design that is intended to evaluate the efficacy of the bivalent vaccine using clinically relevant endpoints rather than virologic endpoints. We plan to initiate a Phase 2 trial of the bivalent vaccine during the second half of 2016.

•

An ongoing first-in-human Phase 1 clinical trial of VL-2397 for invasive fungal infections, including invasive aspergillus. The randomized, double-blind, placebo-controlled trial is intended to evaluate safety, tolerability and pharmacokinetics of VL-2397 in healthy volunteers. The study design is composed of seven single ascending dose cohorts followed by four multiple ascending dose cohorts. The trial is expected to be complete by the end of 2016. The FDA has granted us Fast Track, qualified infectious disease product and orphan drug designations for VL-2397 for the treatment of invasive aspergillosis. This invasive fungal infection is associated with high morbidity and mortality in immunocompromised patients, underscoring the need for new antifungal therapies. We are working closely with a core team of expert advisors to design a proof of concept Phase 2 efficacy study of VL-2397 in the treatment of patients with invasive aspergillosis.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Source	2016	2015	2016	2015
Astellas supply and services contract	$3.6	$3.7	$7.5	$8.0
Astellas license	0.4	0.5	0.9	1.0
Other contracts, licenses and royalties	0.1	—	0.3	0.1
Total revenues	$4.1	$4.2	$8.7	$9.1

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Program	2016	2015	2016	2015
CMV	$1.9	$3.4	$5.7	$7.2
HSV-2	0.7	1.1	1.2	2.5
VL-2397	0.9	—	1.7	—
Other research, development, manufacturing and production	—	0.3	0.2	1.7
Total research, development, manufacturing and production	$3.5	$4.8	$8.8	$11.4

Our current development focus includes our novel DNA vaccines for CMV and HSV-2, and our antifungal for the treatment of invasive fungal infections.

These programs will require significant additional funds to advance through development to commercialization. From inception through June 30, 2016, we had spent approximately $18.1 million on our HSV-2 program, $113.5 million on our CMV programs and $5.1 million on our VL-2397 program.

We have other product candidates in the research stage. It can take many years to develop product candidates from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including registration-enabling clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

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

Results of Operations

Three Months Ended June 30, 2016, Compared with Three Months Ended June 30, 2015

Total Revenues. Total revenues decreased $0.1 million to $4.1 million for the three months ended June 30, 2016, from $4.2 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease in the delivery of ASP0113 material which was partially offset by an increase in billable research activities under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 6.3%, to $2.3 million for the three months ended June 30, 2016, from $2.5 million for the three months ended June 30, 2015.  This decrease was primarily due to a decrease in consulting fees.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.2 million, or 48.7%, to $1.2 million for the three months ended June 30, 2016, from $2.4 million for the three months ended June 30, 2015. This decrease was primarily due to a net increase in deferred contract costs capitalized during the three months ended June 30, 2016 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.2 million, or 10.0%, to $1.9 million for the three months ended June 30, 2016, from $2.1 million for the three months ended June 30, 2015. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the securities class action litigation that was concluded in 2015.

Investment and Other Income, Net. Investment and other income, net, increased $36,000 to $66,000 for the three months ended June 30, 2016, from $30,000 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016, Compared with Six Months Ended June 30, 2015

Total Revenues. Total revenues decreased $0.4 million to $8.7 million for the six months ended June 30, 2016, from $9.1 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease in the delivery of ASP0113 material which was partially offset by an increase in billable research activities under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $1.3 million, or 21.5%, to $4.8 million for the six months ended June 30, 2016, from $6.1 million for the six months ended June 30, 2015.  This decrease was primarily due to $1.1 million in expenses recognized in connection with the in-license of ASP2397 in March 2015.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.2 million, or 23.6%, to $4.1 million for the six months ended June 30, 2016, from $5.3 million for the six months ended June 30, 2015. This decrease was primarily due to a net increase in deferred contract costs capitalized during the six months ended June 30, 2016 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 14.8%, to $3.7 million for the six months ended June 30, 2016, from $4.4 million for the six months ended June 30, 2015. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the securities class action litigation that was concluded in 2015.

Investment and Other Income, Net. Investment and other income, net, increased $87,000 to $153,000 for the six months ended June 30, 2016, from $66,000 for the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $38.5 million at June 30, 2016, compared with $42.0 million at December 31, 2015. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2016, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $3.4 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash used in operating activities for the six months ended June 30, 2016, compared with the prior year period, was primarily the result of a decrease in our net loss combined with a decrease in payments for accrued employee compensation and other accounts payable.

Net cash (used in) provided by investing activities was $(4.8) million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively. The increase in net cash used by investing activities for the six months ended June 30, 2016, compared with the prior year period, was primarily the result of an increase in purchases of marketable securities.

Net cash used in financing activities was $5,000 and $18,000 for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash used in financing activities for the six months ended June 30, 2016, compared with the prior year period, was primarily the result of a decrease in the payment of withholding taxes for the net settlement of restricted stock units.

A discussion of our exposure to auction rate securities is included in Part 1, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. For example, in August 2016, we sold 1,841,420 shares of our common stock to AnGes in a private placement. The shares were sold at a price of $4.24 per share, the 90-day volume weighted average price of the Company’s common stock. Gross proceeds totaled approximately $7.8 million. We currently have on file an effective shelf registration statement that allows us to raise up to $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, additional financing may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2018.

Contractual Obligations

Under our pre-existing license agreements, we are required to make certain payments to the City of Hope and CytRx in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at June 30, 2016, is approximately $106.1 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our three  other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other three executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.1 million if each such officer was terminated at June 30, 2016.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis‑point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at June 30, 2016.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2016, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2016, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2016. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2016, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2016, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2016. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have completed a Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The randomized, double-blind, placebo trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. In June 2015, we announced top-line results from the trial. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial was completed in February 2016 and all patients were followed for safety for 12 months and efficacy for nine months after their final vaccine dose.  The bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the 9-month time point after the patient’s final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination. Furthermore, at the 9-month time point, the bivalent vaccine showed a favorable trend in recurrence rate, time to first recurrence, and proportion of patients who are recurrence-free. The bivalent vaccine elicited significant increases in antigen-specific interferon gamma producing T cells, indicating biologic activity. The FDA is currently reviewing our Phase 2 trial design that is intended to evaluate the efficacy of the bivalent vaccine using clinically relevant endpoints rather than virologic endpoints. We plan to initiate a Phase 2 trial of the bivalent vaccine during the second half of 2016.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.2 million, $16.5 million and $31.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of June 30, 2016, we had incurred cumulative net losses totaling approximately $408.6 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

If we are unable to obtain additional funds, we may have to scale back our development of new products, reduce our workforce or license to others products or technologies that we otherwise would seek to commercialize ourselves. The amount of money we may need would depend on many factors, including:

•	The progress of our research and development programs;
•	The scope and results of our preclinical studies and clinical trials;
•	The amount of our legal expenses and any settlement or damages payments associated with litigation; and
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

As of June 30, 2016, we were the assignee or co-assignee of 54 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2016, we were also prosecuting 4 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s cGMP regulations. We may not be able to comply with the cGMP regulations, and we have in the past encountered and may in the future encounter delays, disruptions or quality control problems in our manufacturing process. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for commercial purposes. We have limited experience in manufacturing at this scale. We will also depend on third parties for any commercial scale filling of product vials.  Moreover, our manufacturing processes may be disrupted if we do not extend the lease for our existing facility or find adequate replacement space with sufficient time in advance of the expiration of our current lease term in December 2018. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, the inability to secure adequate space to conduct our manufacturing activities or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements or our obligations under our agreements with collaborators, including our obligations under our supply and services agreement with Astellas.

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

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2016, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2016, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2016. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2016, we had recognized $0.4 million of losses related to the auction rate security. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2016, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2013, to June 30, 2016, our stock price has ranged from $2.81 to $45.10. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In addition, we recently completed a private placement of common stock to AnGes, immediately following which AnGes owned approximately 18.6% of our outstanding shares.  In connection with the private placement, AnGes agreed to vote all of its shares in accordance with the recommendations of our board of directors on any matter brought before our stockholders for a vote, subject to certain limitations.  This voting provision may also discourage or prevent attempts by other stockholders to replace members of our board of directors or engaging in acquisition activities that our board of directors does not determine to be in the best interests of our stockholders.

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

ITEM 6.       EXHIBITS

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.
3.2(ii)(2)	Amended and Restated Bylaws.
3.3(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.
3.4(i)(4)	Certificate of Amendment to Restated Certificate of Incorporation.
3.5(i)(5)	Certificate of Amendment to Restated Certificate of Incorporation.
4.1(1)	Specimen Common Stock Certificate.
10.1	First Amendment dated July 15, 2016, to Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P., a Delaware Limited Partnership.
10.2	Stock Purchase Agreement dated August 1, 2016, between the Company and AnGes MG, Inc.
31.1

Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(4)	Incorporated by reference to the exhibit 3.3(i) filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(5)	Incorporated by reference to the exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 9, 2016	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)