Form 10-Q
period 2016-09-30
VICAL INC
filed 2016-11-04
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Total shares of common stock outstanding at October 15, 2016: 11,049,962

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$8,460	$13,450
Marketable securities, available-for-sale	28,990	23,258
Restricted cash	3,311	3,246
Receivables and other assets	6,249	4,544
Total current assets	47,010	44,498
Long-term investments	2,217	2,052
Property and equipment, net	1,375	1,873
Intangible assets, net	838	1,300
Other assets	388	191
Total assets	$51,828	$49,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,853	$3,912
Deferred revenue	112	250
Total current liabilities	3,965	4,162
Long-term liabilities:
Deferred rent	—	359
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 11,049 and 9,154 shares issued and outstanding at September 30, 2016, and December 31, 2015, respectively	110	92
Additional paid-in capital	458,698	450,166
Accumulated deficit	(411,106)	(404,905)
Accumulated other comprehensive income	161	40
Total stockholders' equity	47,863	45,393
Total liabilities and stockholders' equity	$51,828	$49,914

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Contract revenue	$2,310	$4,427	$10,028	$12,382
License and royalty revenue	332	590	1,340	1,755
Total revenues	2,642	5,017	11,368	14,137
Operating expenses:
Research and development	2,599	2,128	7,380	8,222
Manufacturing and production	993	1,306	5,060	6,626
General and administrative	1,621	1,916	5,330	6,271
Total operating expenses	5,213	5,350	17,770	21,119
Loss from operations	(2,571)	(333)	(6,402)	(6,982)
Other income:
Investment and other income, net	48	33	201	99
Net loss	$(2,523)	$(300)	$(6,201)	$(6,883)
Basic and diluted net loss per share	$(0.24)	$(0.03)	$(0.64)	$(0.75)
Weighted average shares used in computing basic and diluted net loss per share	10,453	9,196	9,647	9,160

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(2,523)	$(300)	$(6,201)	$(6,883)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale and long-term marketable securities:
Unrealized (loss) gain arising during holding period, net of tax expense of $7 and $0 for three months ended September 30, 2016 and 2015, respectively, and tax benefit of $56 and $0 for nine months ended September 30, 2016 and 2015, respectively	(22)	98	121	123
Other comprehensive (loss) gain	(22)	98	121	123
Total comprehensive loss	$(2,545)	$(202)	$(6,080)	$(6,760)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(6,201)	$(6,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	836	884
Write-off of abandoned patents	374	50
Loss on sale of property and equipment	—	2
Compensation expense related to stock options and awards	804	1,534
Purchase of technology license with common stock	—	775
Changes in operating assets and liabilities:
Receivables and other assets	(1,902)	(1,403)
Accounts payable and accrued expenses	65	(1,885)
Deferred revenue	(138)	2,110
Deferred rent	(416)	(313)
Net cash used in operating activities	(6,578)	(5,129)
Cash flows from investing activities:
Maturities of marketable securities	19,215	15,030
Purchases of marketable securities	(25,143)	(11,500)
Purchases of property and equipment	(230)	(58)
Patent expenditures	—	(53)
Net cash (used in) provided by investing activities	(6,158)	3,419
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,759	3
Payment of withholding taxes for net settlement of restricted stock units	(13)	(23)
Net cash provided by (used in) financing activities	7,746	(20)
Net decrease in cash and cash equivalents	(4,990)	(1,730)
Cash and cash equivalents at beginning of period	13,450	20,471
Cash and cash equivalents at end of period	$8,460	$18,741

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2016

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

The unaudited financial statements at September 30, 2016, and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, included in its Annual Report on Form 10-K filed with the SEC.

On May 25, 2016, the Company amended its certificate of incorporation to effect a one-for-ten (1:10) reverse stock split.  This reverse stock split became effective as of the close of business on May 26, 2016.  The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of outstanding shares of common stock by the ratio. Accordingly, the outstanding shares, stock award disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

The reverse stock split did effect a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock units, or RSUs, and the number of shares of common stock eligible for issuance under our stock incentive plan.  No fractional shares were issued in connection with the reverse stock split.  Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the term of its primary facilities lease, which ends in December 2018. Under certain circumstances, the Company may be able to eliminate the need for the letter of credit. As of September 30, 2016, and December 31, 2015, restricted cash of $3.3 million and $3.2 million, respectively, was pledged as collateral for this letter of credit.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, the Company recognizes revenue on a “bill-and-hold” basis in accordance with the authoritative guidance.  Under “bill-and-hold” arrangements, revenue is recognized once the product is complete and ready for shipment, title and risk of loss has passed to the customer, management receives a written request from the customer for “bill-and-hold” treatment, the product is segregated from other inventory, and no further performance obligations exist.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under restricted stock units as the effect would be antidilutive. Common stock equivalents of 17,065 and 8,503 for the three months ended September 30, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.  Common stock equivalents of 9,800 and 44,960 for the nine months ended September 30, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity-based compensation is based on observed historical patterns of the Company’s employees and was estimated to be 8.75% annually for each of the nine months ended September 30, 2016 and 2015.

Stock-based compensation expense for a stock-based award with a performance condition is recognized when the achievement of such performance condition is determined to be probable. If the outcome of such performance condition is not determined to be probable or is not met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance that outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development	$69	$93	$228	$309
Manufacturing and production	25	42	89	123
General and administrative	119	302	487	1,102
Total stock-based compensation expense	$213	$437	$804	$1,534

During the nine months ended September 30, 2016 and 2015, the Company granted stock-based awards with a total estimated value of $0.6 million and $1.9 million, respectively. At September 30, 2016, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.8 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2016 and 2015, were equal to 3.1% and 3.3%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

September 30, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$18,783	$2	—	$18,785
Certificates of deposit	10,205	—	—	10,205
	$28,988	$2	$—	$28,990

December 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$7,027	$—	$8	$7,019
Corporate bonds	1,000	—	—	1,000
Certificates of deposit	15,239	—	—	15,239
	$23,266	$—	$8	$23,258

At September 30, 2016, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2016. As of September 30, 2016, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Employee compensation	$1,949	$2,220
Clinical trial accruals	210	102
Accounts payable	698	733
Deferred rent	440	496
Other accrued liabilities	556	361
Total accounts payable and accrued expenses	$3,853	$3,912

5.	LONG-TERM INVESTMENTS

As of September 30, 2016, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of September 30, 2016. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of September 30, 2016, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.16%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of September 30, 2016, none of which were realized during the nine months ended September 30, 2016. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $109,000 and $106,000 for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at September 30, 2016, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$10,940	$—	$—	$10,940
Money market funds	6,590	—	—	6,590
U.S. treasuries	18,785	—	—	18,785
Auction rate securities	—	—	2,217	2,217
	$36,315	$—	$2,217	$38,532

	Fair Value Measurements
December 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$15,239	$—	$—	$15,239
U.S. treasuries	7,019	—	—	7,019
Corporate bonds	—	1,000	—	1,000
Auction rate securities	—	—	2,052	2,052
	$22,258	$1,000	$2,052	$25,310

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not transfer any investments between level categories during the three and nine months ended September 30, 2016. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2015	$2,052
Total unrealized gains, excluding tax impact, included in other comprehensive loss	165
Balance at September 30, 2016	$2,217
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended September 30, 2016 and 2015, the Company recognized $2.3 million and $4.4 million, respectively, of revenue related to these contract services. During the nine months ended September 30, 2016 and 2015, the Company recognized $9.8 million and $12.4 million, respectively, of revenue related to these contract services.  The Company also recognized $1.2 million and $1.5 million in license revenue under the Astellas agreements during the nine months ended September 30, 2016 and 2015, respectively.

9.	ASTELLAS IN-LICENSE AGREEMENTS

In March 2015, the Company entered into license and stock purchase agreements with Astellas, pursuant to which Astellas granted the Company exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397. As consideration for the rights under the license, the Company issued 861,216 shares of its common stock to Astellas and made an up-front payment of $250,000 in cash. The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the nine months ended September 30, 2015.  Astellas is also eligible to receive up to $99.0 million in aggregate milestone payments, the vast majority of which are commercial and sales milestones, and single-digit royalties on net sales of commercial products.

10.	FACILITY LEASE

The Company leases approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California.  In July 2016, the term of the lease was extended for 16 months through December 2018, resulting in an additional obligation of $2.9 million.

11.	STOCKHOLDERS’ EQUITY

On August 1, 2016, the Company entered into a stock purchase agreement with AnGes MG, Inc., or AnGes, an existing stockholder, to purchase 1,841,420 shares of the Company’s common stock in a private placement. The shares were sold at a price of $4.24 per share. Gross proceeds totaled approximately $7.8 million.   The private placement closed on August 2, 2016.

The shares are subject to a two-year lock-up period in which they may not be sold and AnGes has agreed to not increase its ownership position beyond 19.9% and to refrain from taking certain other actions with respect to the Company’s stock, subject to certain conditions. AnGes is entitled to have a representative attend meetings of the Company’s Board of Directors in a non-voting capacity and may in the future be entitled to have a representative appointed to the Company’s Board of Directors, subject to certain conditions. AnGes has also agreed to vote its shares in accordance with the recommendations of the Company’s Board of Directors for so long as it continues to hold a specified percentage of the Company’s outstanding common stock. The Company also agreed under certain circumstances in the future to register the shares for resale by AnGes.

12.	SUBSEQUENT EVENT

In October 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which the Company may issue and sell up to $10.0 million of shares of its common stock from time to time. Under the ATM Agreement, the Company may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for the Company’s common stock or to or through a market maker.  BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice.  The ATM Agreement may be terminated by the Company upon prior notice to BP or by BP upon prior notice to the Company, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on the Company. The Company has no obligation to sell any shares under the ATM Agreement, and both the Company and BP may at any time suspend the sale of shares under the ATM Agreement.  To date the Company has not sold any shares of common stock under the ATM Agreement.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery and other technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery and other technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, and in our subsequent filings with the SEC, and those identified in Part II, Item 1A of this Report under the caption “Risk Factors”. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have three active product development programs, independent or partnered, in the clinical testing stage in the area of infectious disease comprised of:

•

An ongoing Phase 3 clinical trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant recipients in collaboration with Astellas Pharma Inc., or Astellas.  Astellas has completed enrollment in the Phase 3 clinical trial and expects top-line data to be available in the first quarter of 2018.

•

In September 2016, we and Astellas announced topline results from a randomized, double-blind, placebo-controlled Phase 2 study evaluating the safety and efficacy of ASP0113 versus placebo in kidney transplant patients receiving an organ from a CMV-seropositive donor. Results from the study demonstrated that the trial did not meet its primary endpoint, which was the proportion of patients having CMV viremia defined as a plasma viral load of ≥ 1000 IU/mL by central laboratory assay through one year after first injection of study drug. Additionally, the secondary endpoints of CMV-associated disease and CMV-specific antiviral therapy, which were evaluated by an independent, blinded adjudication committee, were similar in both treatment groups.  Based on these negative results, Astellas has informed us that they do not plan to pursue further clinical development of ASP0113 in kidney transplant patients.

•

In September 2016, we announced the initiation of a Phase 2 trial of our Vaxfectin™-formulated, bivalent, therapeutic DNA vaccine for herpes simplex virus type 2, or HSV-2, infection. The randomized, double-blind, placebo-controlled trial will evaluate the efficacy and safety of the vaccine in approximately 225 healthy adults aged 18 to 50 years with symptomatic genital HSV-2 infection at up to 15 U.S. clinical sites. Subjects will receive a four-dose vaccination series, and will be evaluated for recurrences over a 12-month period after vaccination. The primary endpoint for the study is annualized lesion recurrence rate.

•

An ongoing first-in-human Phase 1 clinical trial of VL-2397.  The randomized, double-blind, placebo-controlled trial is intended to evaluate safety, tolerability and pharmacokinetics of VL-2397 in healthy volunteers. The study design is composed of seven single ascending dose cohorts followed by four multiple ascending dose cohorts. Dosing was completed in October 2016. Safety follow-ups and pharmacokinetic sampling are expected to be completed by the end of 2016 with data to follow in 2017. The FDA has granted us Fast Track, qualified infectious disease product and orphan drug designations for VL-2397 for the treatment of invasive aspergillosis. This fungal infection represents a sizable unmet need in immunocompromised patients due to a high mortality despite available antifungal therapies. We are working actively with our expert advisors and the FDA to design a Phase 2 efficacy study to evaluate VL-2397 in the treatment of patients with invasive aspergillosis.

Product Development

We, together with our licensees and collaborators, are developing a number of DNA-based vaccines and other therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
Therapeutic and prophylactic vaccines for HSV-2	Prevent and protect against lesion recurrence	Phase 2	Vical
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 1	Vical
CyMVectin™ prophylactic vaccine for CMV	Prevent infection during pregnancy to preclude fetal transmission	Preclinical	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against infection after hematopoietic stem cell transplantation	Phase 3	Astellas
ASP0113 therapeutic vaccine for CMV	Protect against infection after solid organ transplantation	Phase 2 completed	Astellas
ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Source	2016	2015	2016	2015
Astellas supply and services contract	$2.3	$4.4	$9.8	$12.4
Astellas license	0.3	0.5	1.2	1.5
Other contracts, licenses and royalties	—	0.1	0.4	0.2
Total revenues	$2.6	$5.0	$11.4	$14.1

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Program	2016	2015	2016	2015
CMV	$1.5	$2.4	$7.2	$9.9
HSV-2	1.2	0.3	2.4	2.7
VL-2397	0.9	0.7	2.6	2.1
Other research, development, manufacturing and production	—	—	0.2	0.1
Total research, development, manufacturing and production	$3.6	$3.4	$12.4	$14.8

Our current development focus includes our novel DNA vaccines for CMV and HSV-2, and our antifungal for the treatment of invasive fungal infections.

These programs will require significant additional funds to advance through development to commercialization. From inception through September 30, 2016, we had spent approximately $19.3 million on our HSV-2 program, $115.0 million on our CMV programs and $6.0 million on our VL-2397 program.

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

Results of Operations

Three Months Ended September 30, 2016, Compared with Three Months Ended September 30, 2015

Total Revenues. Total revenues decreased $2.4 million to $2.6 million for the three months ended September 30, 2016, from $5.0 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in the delivery of ASP0113 material under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $0.5 million, or 22.1%, to $2.6 million for the three months ended September 30, 2016, from $2.1 million for the three months ended September 30, 2015.  This increase was primarily due to an increase in costs related to the recent initiation of our HSV-2 Phase 2 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.3 million, or 24.0%, to $1.0 million for the three months ended September 30, 2016, from $1.3 million for the three months ended September 30, 2015. This decrease was primarily due to a net increase in deferred costs capitalized during the three months ended September 30, 2016 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 15.4%, to $1.6 million for the three months ended September 30, 2016, from $1.9 million for the three months ended September 30, 2015. This decrease was primarily due to a decrease in employee stock based compensation.

Investment and Other Income, Net. Investment and other income, net, increased $15,000 to $48,000 for the three months ended September 30, 2016, from $33,000 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016, Compared with Nine Months Ended September 30, 2015

Total Revenues. Total revenues decreased $2.7 million to $11.4 million for the nine months ended September 30, 2016, from $14.1 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease in the delivery of ASP0113 material which was partially offset by an increase in billable research activities under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses decreased $0.8 million, or 10.2%, to $7.4 million for the nine months ended September 30, 2016, from $8.2 million for the nine months ended September 30, 2015.  This decrease was primarily due to $1.1 million in expenses recognized in connection with the in-license of ASP2397 in March 2015.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.5 million, or 23.6%, to $5.1 million for the nine months ended September 30, 2016, from $6.6 million for the nine months ended September 30, 2015. This decrease was primarily due to a net increase in deferred contract costs capitalized, partially offset by an increase in scientific supplies purchased during the nine months ended September 30, 2016 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $1.0 million, or 15.0%, to $5.3 million for the nine months ended September 30, 2016, from $6.3 million for the nine months ended September 30, 2015. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the securities class action litigation that was concluded in 2015.

Investment and Other Income, Net. Investment and other income, net, increased $102,000 to $201,000 for the nine months ended September 30, 2016, from $99,000 for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $43.0 million at September 30, 2016, compared with $42.0 million at December 31, 2015. The increase in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2016, was primarily the result of net proceeds received of $7.7 million from the sale of common stock to AnGes in August 2016, offset by the use of cash to fund our operations.

Net cash used in operating activities was $6.6 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2016, compared with the prior year period, was primarily the result of the timing of accounts payable disbursements and the collection of receivables.

Net cash (used in) provided by investing activities was $(6.2) million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash used by investing activities for the nine months ended September 30, 2016, compared with the prior year period, was primarily the result of an increase in purchases of marketable securities.

Net cash provided by (used in) financing activities was $7.7 million and $(20,000) for the nine months ended September 30, 2016 and 2015, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2016, compared with the prior year period, was primarily the result of $7.7 million in net proceeds received from the sale of common stock to AnGes in August 2016.

A discussion of our exposure to auction rate securities is included in Part I, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. For example, in August 2016, we sold 1,841,420 shares of our common stock to AnGes in a private placement for gross proceeds of approximately $7.8 million. We currently have on file an effective shelf registration statement that allows us to raise up to $100.0 million from the sale of common stock, preferred stock, debt securities and/or warrants.  In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. Under the ATM Agreement, we may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by us upon prior notice to BP or by BP upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on our Company. We have no obligation to sell any shares under the ATM Agreement, and both we and BP may at any time suspend the sale of shares under the ATM Agreement. To date we have not sold any shares of our common stock under the ATM Agreement.

Despite our current shelf registration statement and the ATM Agreement, additional financing through these or other means may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2018.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at September 30, 2016, is approximately $106.1 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our three  other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other three executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.1 million if each such officer was terminated at September 30, 2016.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three month average maturity and a 150-basis‑point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at September 30, 2016.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2016, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2016, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2016. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2016, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2016, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2016. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have completed a Phase 1/2 clinical study of our therapeutic genital herpes vaccine, designed to reduce viral shedding and genital herpes lesions in HSV-2 infected patients. The randomized, double-blind, placebo trial enrolled patients across seven U.S. sites and evaluated a monovalent (gD) vaccine and a bivalent (gD + UL46) vaccine. In June 2015, we announced top-line results from the trial. Neither the monovalent nor bivalent vaccine met the primary endpoint (reduction of viral shedding from baseline). The trial was completed in February 2016 and all patients were followed for safety for 12 months and efficacy for nine months after their final vaccine dose.  The bivalent vaccine continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the 9-month time point after the patient’s final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination. Furthermore, at the 9-month time point, the bivalent vaccine showed a favorable trend in recurrence rate, time to first recurrence, and proportion of patients who are recurrence-free. The bivalent vaccine elicited significant increases in antigen-specific interferon gamma producing T cells, indicating biologic activity. We initiated a Phase 2 clinical trial of our bivalent HSV-2 vaccine in September 2016, but cannot guarantee that the Phase 2 clinical trial will be positive or that any of the favorable results or trends observed in the Phase 1/2 clinical trial will be similar in the Phase 2 clinical trial.  In addition, in March 2016, we initiated a Phase 1 clinical trial of our novel antifungal, VL-2397. The Phase 2 clinical trial of our bivalent HSV-2 vaccine, our Phase 1 clinical trial of VL-2397 and any future trials, if any, may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

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

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. We and our licensees have in the past suffered significant setbacks in advanced clinical trials due to lack of efficacy, notwithstanding promising results in earlier trials. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial. In June 2015, we announced that our HSV-2 product candidates did not meet the primary endpoint in a Phase 1/2 clinical study. In September 2016, we and Astellas announced ASP0113 did not meet its primary endpoint in a Phase 2 clinical study evaluating the safety and efficacy of ASP0113 versus placebo in kidney transplant patients receiving an organ from a CMV-seropositive donor.  Most product candidates that commence clinical trials are never approved as products.

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

Pursuant to the terms of our out-license agreements with Astellas, we granted to Astellas exclusive worldwide rights to develop and commercialize certain products, including ASP0113 but excluding CyMVectin™, for the control and prevention of CMV infection in immunocompromised patients, including transplant recipients and transplant donors, and pursuant to the terms of our supply and services agreement with Astellas, we are obligated to perform certain development activities and supply Astellas with its product requirements for development and initial commercialization activities. Consequently, our ability to generate any revenues from ASP0113 depends on Astellas’ ability to develop, obtain regulatory approvals for and successfully commercialize ASP0113. We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts.  For example, based on the negative results of the Phase 2 clinical trial evaluating ASP0113 in kidney transplant patients, Astellas has informed us that they do not plan to pursue further clinical development of ASP0113 in solid organ transplant indications.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.2 million, $16.5 million and $31.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of September 30, 2016, we had incurred cumulative net losses totaling approximately $411.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license and supply agreements with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. To date we have not sold any shares of our common stock under the ATM Agreement. However, BP is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or result in sufficient proceeds to meet our capital requirements.

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

To the extent that we commercially manufacture any of our product candidates that are approved for marketing, our manufacturing facilities would have to be approved by the FDA pursuant to inspections conducted after we or our collaborators submit an application for regulatory approval. If we cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our manufacturing facilities. If the FDA does not approve our facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, our ability to develop, obtain regulatory approval for or market our product candidates will be adversely affected.

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

As of September 30, 2016, we were the assignee or co-assignee of 53 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2016, we were also prosecuting 2 pending patent applications in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2013, to September 30, 2016, our stock price has ranged from $2.81 to $45.10. The following factors, among others, could have a significant impact on the market price of our common stock:

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

ITEM 6.       EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation.
3.2(2)	Amended and Restated Bylaws.
3.3(3)	Certificate of Amendment to Restated Certificate of Incorporation.
3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation.
3.5(5)	Certificate of Amendment to Restated Certificate of Incorporation.
4.1(1)	Specimen Common Stock Certificate.
10.1(6)	At-The-Market Issuance Sales Agreement, dated October 13, 2016, by and between the Company and IFS Securities, Inc. (doing business as BP, a division of IFS Securities, Inc.).
31.1

Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to the exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(4)	Incorporated by reference to the exhibit 3.3(i) filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(5)	Incorporated by reference to the exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.
(6)	Incorporated by reference to the exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 17, 2016.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: November 4, 2016	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)