Form 10-K
period 2016-12-31
VICAL INC
filed 2017-03-10
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Capital Market on June 30, 2016, was approximately $36,468,133.

The number of shares of common stock outstanding as of February 28, 2017, was 11,093,663.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 2017	Part III

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

We currently have three active, independent or partnered, development programs in the area of infectious disease comprised of:

•

An ongoing Phase 3 trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant, or HCT, recipients in collaboration with Astellas Pharma Inc., or Astellas. Astellas has completed enrollment in the Phase 3 clinical trial and expects top-line data to be available in the first quarter of 2018.

•

An ongoing Phase 2 trial of VCL-HB01, our Vaxfectin®-formulated therapeutic DNA vaccine for reduction of lesion recurrences caused by herpes simplex virus type 2, or HSV-2, infection. This randomized, double-blind, placebo-controlled trial will evaluate the efficacy and safety of VCL-HB01 in approximately 225 healthy adults aged 18 to 50 years with symptomatic genital HSV-2 infection at up to 15 U.S. clinical sites. Subjects will receive a four-dose vaccination series, and will be evaluated for genital herpes lesion recurrences over a 12-month period after vaccination. The primary endpoint for the study is annualized lesion recurrence rate.

•

An ongoing first-in-human Phase 1 trial of VL-2397. This randomized, double-blind, placebo-controlled trial is intended to evaluate safety, tolerability and pharmacokinetics of VL-2397 in healthy volunteers. The study design is composed of seven single ascending dose cohorts followed by four multiple ascending dose cohorts. Dosing was completed in October 2016. Safety follow-ups and pharmacokinetic sampling was completed in 2016. Preliminary results point to a favorable safety and pharmacokinetic profile for VL-2397. We expect to present the full data set at an upcoming scientific conference in 2017. The U.S. Food and Drug Administration, or FDA, has granted us Fast Track, qualified infectious disease product, or QIDP, and orphan drug designations for VL-2397 for the treatment of invasive aspergillosis. This fungal infection represents a sizable unmet need in immunocompromised patients due to a high mortality despite available antifungal therapies. We are working actively with our expert advisors and the FDA to design a Phase 2 safety and efficacy study to evaluate VL-2397 in the treatment of patients with invasive aspergillosis.

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

Our Core Technology

The key discovery leading to our core DNA delivery technology was that muscle tissues can take up polynucleotide genetic material, such as DNA or RNA, directly, without the use of viral components or other delivery vehicles or technologies, and subsequently express the proteins encoded by the genetic material for periods ranging from weeks to more than a year. Our approach typically involves designing and constructing closed loops of DNA called plasmids. These plasmids contain a DNA segment encoding the protein of interest, as well as short segments of DNA that control protein expression. Plasmids can be manufactured using uniform methods of fermentation and processing. This could result in faster development and production times than technologies that require development of product-specific manufacturing processes.

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

•	Convenience. Our DNA-based biopharmaceutical product candidates are intended to be administered on an outpatient basis;
•	Safety. Our product candidates contain no infectious components that may cause unwanted immune responses, infections, or malignant and permanent changes in the targeted cells’ genetic makeup;
•	Repeat Administration. Our product candidates contain no infectious components that may preclude multiple dosing with a single product or use in multiple products;
•	Ease of Manufacturing. Our DNA product candidates are manufactured using uniform fermentation and purification procedures; and
•	Cost-Effectiveness. Our DNA delivery technologies may be more cost-effective than other approaches. They may also cause fewer potential side effects, which may reduce per patient treatment costs.

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

Business Strategy

There are three basic elements to our business strategy:

Develop Products Independently

We currently focus our resources on the independent development of infectious disease vaccines and other therapeutic products for infectious disease targets. The selection of targets for our independent development programs is driven by three key criteria: the complexity of the product development program, competition, and commercial opportunities. We intend to retain significant participation in the commercialization of any independently developed proprietary DNA vaccines and therapeutics that receive regulatory approval, although we may choose to enlist the support of partners to accelerate product development and commercialization.

Vaccines are perceived by government and medical communities as an efficient and cost-effective means of healthcare. According to the Centers for Disease Control and Prevention, or CDC, “Vaccines are among the very best protections we have against infectious diseases.” In the infectious disease area, we are currently focusing our resources on the development of DNA-based vaccines against CMV and HSV-2. We are also focusing our resources on VL-2397, a therapeutic antifungal product candidate we in-licensed from Astellas. We believe our technologies may lead to the development of novel preventive or therapeutic products for infectious disease targets. DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

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

Pursue Contract Manufacturing Opportunities

We selectively pursue contract manufacturing opportunities to leverage our infrastructure and expertise in DNA manufacturing, to support advancement and application of our technologies by others, and to provide revenues that contribute to our independent research and development efforts.

Product Development

We, together with our licensees and collaborators, are currently developing a number of DNA-based vaccines and other therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our current active independent programs and corporate collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
VCL-HB01therapeutic vaccine for HSV-2	Prevent and protect against lesion recurrence	Phase 2	Vical
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 1	Vical
CyMVectin™ prophylactic vaccine for CMV	Prevent fetal transmission during pregnancy	Preclinical	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against reactivation of infection after HCT	Phase 3	Astellas

ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

[1]

“Preclinical” (or “nonclinical”) indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is advancing toward initial human clinical testing. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the product candidate. “Phase 3” clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.

Programs Targeting Infectious Diseases

Herpes Simplex Virus - 2

In June 2015, we announced top-line results from our Phase 1/2 trial of our Vaxfectin®-formulated therapeutic vaccine for HSV-2. A total of 165 HSV-2-infected patients were enrolled in the trial. The randomized, double-blind, placebo-controlled trial evaluated safety, tolerability and efficacy in otherwise healthy HSV-2-infected patients aged 18 to 50 years who had experienced two to nine genital herpes recurrences within the prior year. This trial tested the effectiveness of two HSV-2 vaccines, a monovalent vaccine and VCL-HB01, a bivalent vaccine, by comparing the viral shedding rate prevaccination (baseline) to the viral shedding rate postvaccination of each subject. In addition to this primary efficacy endpoint, this trial also evaluated several secondary outcome measures, including genital lesion rate change from baseline, the HSV viral load (or copy numbers) change from baseline, as well as the immunological responses over time from baseline.

Neither the monovalent nor VCL-HB01 met the primary endpoint (reduction of viral shedding from baseline).  However, VCL-HB01-vaccinated patients achieved statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate at 3 months after their final dose. All patients were also followed for safety for 12 months after their final vaccine dose. In addition, we collected clinical efficacy data including lesion rate at up to nine months after their final dose.  VCL-HB01 continued to achieve statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate when compared to the pre-vaccination period at the nine-month time point after the patients’ final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination.

In September 2016, we announced the initiation of a Phase 2 trial of VCL-HB01, our Vaxfectin®-formulated, therapeutic DNA vaccine for HSV-2 infection. The randomized, double-blind, placebo-controlled trial will evaluate the efficacy and safety of the vaccine in approximately 225 healthy adults aged 18 to 50 years with symptomatic genital HSV-2 infection at up to 15 U.S. clinical sites. Subjects will receive a four-dose vaccination series, and will be evaluated for lesion recurrences over a 12-month period after vaccination. The primary endpoint for the study is annualized lesion recurrence rate.

About HSV-2

HSV-2 is a member of the herpes virus family and is the leading cause of recurrent genital herpes worldwide. About 400 million people aged 15-49 years are living with HSV-2 worldwide, and about 20 million are newly infected every year.  About one in six adults 14 to 49 years of age in the United States are infected with HSV-2. Even higher infection rates are evident in developing countries, with further complications in people also infected with HIV. HSV-2 infections are permanent and result in periodic virus shedding. There is no approved vaccine for HSV-2. Although antiviral regimens have become a standard of care in developed countries, we believe their inconvenience and cumulative cost underscore the need for safe, new approaches to reducing HSV-2 lesions, shedding, and transmission.

CMV Vaccines

CMV is a ubiquitous herpes virus that can cause serious complications in two distinct patient populations: immunocompromised transplant patients and children who were congenitally infected during pregnancy. We are currently developing two CMV vaccines to address the unmet needs in each of these two populations: ASP0113 (TransVax™; in collaboration with Astellas) and CyMVectin™. ASP0113 is designed to serve the first patient population by preventing CMV reactivation or infection in HCT recipients. In 2011, we licensed the right to develop and commercialize ASP0113 to Astellas. CyMVectin™ is designed to serve the second, much larger patient population by preventing CMV infection during pregnancy and thereby precluding maternal-fetal CMV transmission, congenital CMV infection, and related birth defects. We believe congenital CMV represents a major commercial opportunity and could potentially lead to universal vaccination.

Prior to licensing ASP0113 to Astellas, we completed a multicenter Phase 2 trial in 94 CMV-seropositive HCT recipients (14 donor-recipient pairs and 80 recipient-only subjects), randomized 1:1 to vaccine or placebo. Subjects enrolled were 18-65 years of age and had been diagnosed with selected leukemias or lymphomas. Enrollment in the trial was completed in November 2008 and a one-year follow up was completed in November 2009. In 2010, we released 12 month post-transplant data, and showed that significant reductions were achieved for key viral reactivation metrics. The final study results were published in The Lancet Infectious Diseases in January 2012.

The FDA and European Medicines Agency has designated ASP0113 as an orphan drug for the prevention of clinically significant CMV viremia, CMV disease and associated complications in at-risk transplant populations. Orphan drug designation provides certain tax benefits for qualifying expenses in the U.S. and can result in extended marketing exclusivity both in the U.S. and Europe.

We initially developed ASP0113 as a pathway to establish a CMV vaccine proof of concept in a relatively small patient population. We decided to specifically target HCT patients who are at very high risk of CMV reactivation. Therefore we designed a vaccine that would primarily induce a cellular immune response. ASP0113 is a plasmid DNA vaccine that induces both T-cell and antibody responses by expressing two antigens: phosphoprotein 65, or pp65, and glycoprotein B, or gB. The tegument protein, pp65, is a major antigen recognized by T cells in CMV-infected individuals. The gB protein is a major surface antigen of CMV and a primary target of neutralizing antibodies. The gB protein is also a major CMV antigen recognized by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of gB-specific T cells following DNA vaccination may provide an additional antiviral mechanism that could act to reduce CMV replication and viral loads shortly after infection. The vaccine is formulated with poloxamer CRL1005, which has been shown in nonclinical studies by us and others to enhance gene expression and immune responses.

In 2013, our licensee, Astellas, initiated two ASP0113 clinical trials including a global Phase 3 registration trial of ASP0113. This 1:1 randomized, double-blind, placebo-controlled trial enrolled CMV seropositive subjects undergoing HCT procedures. Randomization was stratified by donor-recipient relatedness and donor CMV serostatus. The trial enrolled 515 subjects and the primary endpoint is a composite of overall mortality and CMV end organ disease which will be assessed at one year after transplantation. Treatment and follow-up for each subject will continue for one year following enrollment. An independent committee has been appointed to adjudicate all cases of CMV end organ disease and data collection is in progress. Enrollment of the Phase 3 trial was completed in September 2016 and top-line data are expected to be available in the first quarter of 2018. During the course of the trial, an independent statistician conducted six futility analyses based upon viral load. The last of these analyses has now been completed and the trial continues as planned.

Astellas also completed a Phase 2 trial of ASP0113 in approximately 140 solid organ transplant recipients. This global, randomized, double-blind, placebo-controlled trial was designed to evaluate the efficacy of ASP0113 compared to placebo as measured by the incidence of CMV viremia in CMV-seronegative subjects receiving a kidney from a CMV-seropositive donor. In September 2016, we and Astellas announced top-line results from the study which demonstrated that the trial did not meet its primary endpoint, which was the proportion of patients having CMV viremia defined as a plasma viral load of ≥ 1000 IU/mL by central laboratory assay through one year after first injection of study drug. Additionally, the secondary endpoints of CMV-associated disease and CMV-specific antiviral therapy, which were evaluated by an independent, blinded adjudication committee, were similar in both treatment groups.  Based on these results, Astellas has informed us that they do not plan to pursue further clinical development of ASP0113 in kidney transplant patients.

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

CyMVectin™ consists of plasmid DNA that encodes the CMV gB antigen and a plasmid DNA that encodes the CMV pp65. The product is formulated with our proprietary lipid-based adjuvant Vaxfectin®. Vaxfectin® has been shown in clinical and/or nonclinical studies by us and others to enhance immune responses, particularly antibody responses, to expressed immunogens. A recombinant gB protein-based vaccine, developed by others, has shown some protection against maternal CMV infection in a Phase 2 clinical trial, so we believe a vaccine strategy for CMV prevention can be successful. In addition, prior maternal CMV infection is associated with a reduction of risk of congenital infection. Nonclinical studies performed in rabbit, guinea pig and mouse models have demonstrated the ability to induce high titers of gB-specific antibodies in animals receiving the gB plasmid. Rabbit studies of Vaxfectin®-formulated gB plasmid DNA demonstrated an approximately 10-fold enhancement of gB when compared to gB plasmid DNA in phosphate-buffered saline. Similarly, mouse studies also demonstrated this added benefit of Vaxfectin® as an adjuvant. The results of these and prior published studies provide support that immune responses can be induced by DNA vaccination and that formulation with Vaxfectin® enhances those immune responses. Phosphoprotein 65 is a major CMV tegument protein that is among the most widely recognized CMV antigens by both CD4+ and CD8+ T cells in CMV-seropositive subjects. Induction of pp65-specific T cells following vaccination may provide an additional antiviral mechanism that could limit the spread of CMV infection by reducing CMV replication and viral loads. A repeat dose safety study in rabbits with Vaxfectin®-formulated gB and pp65 plasmids supports the conduct of an initial safety study in humans under an allowed Investigational New Drug application, or IND.

About CMV

CMV infects over 50% of adults in the United States by age 50. Although most healthy people who are infected by CMV after birth are asymptomatic, CMV can affect certain high-risk groups, including immunocompromised individuals and congenitally-infected infants. Significant mortality and morbidity are observed in the immunocompromised populations, especially HCT recipients. In CMV-seropositive HCT recipients, the incidence of CMV reactivation in the first three months following transplantation is 50-70%, and these subjects are at increased risk for CMV end-organ disease. The incidence of CMV disease has been reduced to approximately 11% at one year after transplantation by the use of antiviral therapy, but currently available antiviral therapies are associated with drug toxicity, are costly, may lead to drug resistance and provide incomplete efficacy. Late-onset CMV reactivation may also occur after the initial 100-day period of heightened susceptibility. Despite current antiviral treatments that reduce the incidence of CMV disease, CMV-seropositive HCT recipients are still at increased risk of overall mortality as well as significant morbidities or mortalities from acute and chronic graft-versus-host disease, as well as other non-CMV infectious diseases.

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

CMV-seropositive HCT recipients represent important populations for the prevention of CMV reactivation and reduction in antiviral therapy. Approximately 70,000 HCTs are performed annually throughout the world. We believe these populations represent a significant market potential for our ASP0113 vaccine.

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

Antifungal Program

In March 2016, we initiated a Phase 1 clinical trial of our novel antifungal candidate, VL-2397. The randomized, double-blind trial evaluated safety, tolerability and pharmacokinetics of VL-2397 at single and multiple ascending doses in otherwise healthy volunteers at one U.S. clinical site. We intend to develop VL-2397 as a front-line therapy for invasive pulmonary aspergillosis which may represent a meaningful commercial opportunity within the global market for systemic antifungals. The FDA granted us Fast Track, orphan drug and QIDP designation for VL-2397 for the treatment of invasive aspergillosis.

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

Other Infectious Disease Programs

Ebola

In January 2015, we and AnGes MG, Inc., or AnGes, announced a collaboration to develop and commercialize an equine polyclonal antibody therapy for patients afflicted with Ebola virus disease. We developed and provided to AnGes a DNA vaccine encoding the glycoprotein antigen of the 2014 Zaire strain of Ebola virus, formulated with our proprietary Vaxfectin® adjuvant. AnGes received the right to exclusively develop and commercialize the equine polyclonal antibody therapy in Japan and will be responsible for all development costs. We received an upfront payment and are eligible to receive royalties on net sales and a percentage of payments received by AnGes under any sub-licensing agreements.  Characterization studies of the equine polyclonal antibodies are ongoing.

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

Adjuvant Development

DNA Vaccines with Vaxfectin®

Vaxfectin® is our proprietary, cationic lipid formulation optimized to increase the immune response to vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in DNA vaccine applications in multiple animal models, including nonhuman primates. Studies of Vaxfectin®-formulated DNA vaccines against CMV and measles have shown enhanced immunogenicity in rodents and nonhuman primates. Vaxfectin®-formulated DNA vaccines have also been tested in approximately 200 healthy human subjects receiving influenza, dengue, or HSV-2 vaccines, and collectively, these Phase 1 trials indicate favorable safety profiles of these vaccines. We believe Vaxfectin® is an important potentiator of both antibody and T-cell mediated immune responses to DNA vaccines.

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

Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million in 2011. We received an additional $10.0 million in 2012 upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in HCT recipients. We are also entitled to receive additional cash payments potentially totaling $65.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products, and we have an option to co-promote ASP0113 in the United States. Under the terms of a supply and services agreement entered into by us and Astellas on the same date, we agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field. During the years ended December 31, 2016, 2015 and 2014, we recognized $1.5 million, $1.8 million and $1.6 million, respectively, related to the license fee and know-how, and $12.5 million, $14.7 million and $13.3 million, respectively, of revenue related to contract services and product delivered.

In August 2012, we amended our license and supply agreements with Astellas to, among other things, (i) extend the time period that we are obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, (ii) modify the allocation of $65.0 million of milestone payments among certain milestones through commercial launch and (iii) modify the structure of the royalties on net sales from a fixed double-digit royalty to escalating tiered double-digit royalties.

As of December 31, 2016, the aggregate potential milestone payments that we were eligible to receive under each of our out-license agreements with Astellas was equal to approximately $65.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. Because the milestones are highly contingent and we have limited control over whether the development and regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be received, or when. Many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

In-licensing

Astellas. In March 2015, we entered into a license agreement with Astellas, granting us exclusive worldwide license to develop and commercialize our novel antifungal candidate, VL-2397.  As consideration for the rights under the license, we issued 86,121shares of our common stock to Astellas and made an up-front payment of $250,000 in cash. The license agreement provides for potential development, regulatory and sales milestone payments totaling up to $99.0 million, as well as tiered single-digit royalty payments based on net sales of licensed products.  The royalty payments are subject to reduction on a country-by-country basis in certain circumstances where there is not exclusivity in the country. We are responsible for the worldwide development, manufacturing and commercialization of licensed products, at our cost, and we are required to use commercially reasonable efforts with respect to such development and commercialization activities.

The license agreement, unless terminated earlier, will continue until expiration of our royalty obligations with respect to licensed products. Either party may terminate the license agreement earlier if the other party materially breaches the agreement and does not cure the breach within a specified notice period, or upon the other party’s insolvency.  Astellas may terminate the license agreement earlier if we or any of our affiliates or sublicensees oppose or challenge any of the licensed patents. We may terminate the license agreement on a country-by-country basis for reasonable scientific, regulatory, commercial, financial, ethical or other reasons.

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all nonexcluded preventive and therapeutic human and animal health applications, including CMV. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. As of December 31, 2016, we had paid CytRx $5.4 million under the agreement.

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

City of Hope. In 2003, we licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by us under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if we cease to operate, fail to make payments when due or materially breach the agreement. Subject to certain conditions, we may terminate the agreement early at any time upon prior written notice to the City of Hope. We are also obligated to pay a low double-digit percentage of any payments we receive from the sub-license of products that incorporate the licensed technology. As of December 31, 2016, we had paid the City of Hope $5.7 million under the agreement.

As of December 31, 2016, the aggregate potential milestone payments that we could be obligated to pay under our active in-license agreements with Astellas, City of Hope and CytRx, total approximately $106.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

As of December 31, 2016, we were the assignee or co-assignee of 53 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

As of December 31, 2016, we were also prosecuting one pending patent application in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in infectious disease vaccine research and development. These include Sanofi, GlaxoSmithKline plc, MedImmune, Inc., a wholly owned subsidiary of AstraZeneca, Merck and Pfizer Inc., among others. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. These companies may develop proprietary technologies which may materially and adversely affect our business.

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Roche, Sanofi, AiCuris GmbH & Co. KG in conjunction with Merck, Chimerix, Inc., and others have products or development programs for CMV treatment and prevention. GlaxoSmithKline plc, Genocea Biosciences, Inc. and others have products or development programs for HSV-2 treatment. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Government Regulation

FDA Review and Approval

Any products we develop will require regulatory clearances prior to clinical trials and additional regulatory approvals prior to commercialization. New gene-based products for vaccine or therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time due to the novelty of the gene-based products and indications, or uses, that are currently under development. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their implementing regulations govern, among other things, biopharmaceutical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

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

To obtain FDA approval prior to marketing a biopharmaceutical product in the United States typically requires several phases of clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical trials are the means by which experimental treatments are tested in humans, and are conducted following preclinical testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its counterparts in the other countries. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a drug or biological product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives the first FDA approval for such drug or biological product for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug or biological product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If a drug or biological product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

We received QIDP, and Fast Track designation for VL-2397 for the treatment of invasive aspergillosis. If VL-2397 for the treatment of invasive aspergillosis is approved by FDA, the FDA will extend by an additional five years any non-patent marketing exclusivity period awarded,  FDA’s Fast Track Drug Development Program is a process designed to facilitate the development and expeditious review of drugs to treat serious conditions and fill an unmet medical need. This designation allows for companies to interact with the FDA review team frequently to discuss critical development issues such as study design, required safety data necessary to support approval, and structure and content of an application. Additionally, should the FDA determine that a Fast Track product may be effective after their preliminary evaluation of clinical data submitted by a sponsor, the FDA may also consider reviewing portions of a marketing application before the sponsor submits the complete application, known as a “rolling” submission.

Fraud and Abuse, Data Privacy and Security, and Transparency Laws and Regulations

We may also be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These additional healthcare regulations could affect our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors. Such laws potentially applicable to our operations include:

•

The federal Anti‑Kickback Statute makes it illegal for any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully, directly or indirectly, overtly or covertly, solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or lease of any good, facility, item or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the Anti‑Kickback Statute has been violated. The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act, collectively the Affordable Care Act or ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate, in order to commit a violation.

•

Federal false claims and false statement laws, including the federal civil False Claims Act  and whistleblower or qui tam actions, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items.

•

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third‑party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, require certain types of individuals and entities to protect the privacy, security, and electronic exchange of certain patient data.

•

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members.

•

Analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third party payors, including private insurers. Additionally, we may be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government. Further, we may be subject to state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers and healthcare entities, or marketing expenditures, as well as state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

If our operations are found to be in violation of any of these federal, state, local or foreign laws or regulations, we may be subject to penalties, including without limitation, administrative or civil penalties, imprisonment, damages, fines, disgorgement, individual imprisonment, exclusion from participation in government healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity obligations, or the curtailment or restructuring of our operations.

Reimbursement and Health Reform

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate that receives regulatory approval. In the United States and markets in other countries, sales of our product candidates, if approved, will depend, in part, on the extent to which third‑party payors provide coverage and establish adequate reimbursement levels.

In the United States, third‑party payors include federal and state healthcare programs, government authorities, private managed care providers, private health insurers and other organizations. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. Further, third‑party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost‑effectiveness of medical drug products and medical services, in addition to questioning their safety and efficacy. Such payors may limit coverage to specific drug products on an approved list, also known as a formulary, which might not include all of the FDA‑approved drugs for a particular indication.

Moreover, the process for determining whether a third‑party payor will provide coverage for a drug product may be separate from the process for setting the price of a drug product or for establishing the reimbursement rate that such a payor will pay for the drug product. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product.

The United States and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, ACA, was signed into law that included a number of provisions of importance to the pharmaceutical industry.  In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Employees

As of December 31, 2016, we had 73 full-time employees, including 7 with doctorate degrees and one medical doctor. Of these full-time employees, 53 were engaged in, or directly supporting, research and development and manufacturing activities, and 20 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	64	President, Chief Executive Officer and Director
Keith D. Hall	55	Vice President, Operations
Mammen P. Mammen, Jr., M.D.	53	Vice President, Clinical Vaccines
Anthony A. Ramos[2]	50	Vice President Finance, Chief Accounting Officer
Larry R. Smith, Ph.D.[2]	56	Vice President, Vaccine Research

[1]	As of December 31, 2016.
[2]	Executive officer.

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

Keith D. Hall joined us as Director Quality Control and Assay Development in February 2003 and was named Vice President, Operations in April 2016. From 2000 to 2003 he served as Director of Manufacturing for Agennix in Houston, TX where he oversaw drug substance and product manufacture, and the design, construction and commissioning of a recombinant human lactoferrin bulk drug substance manufacturing facility in Italy. From 1994 to 2000 he served as Senior Manager, Quality Control and Analytical Development for Valentis/GeneMedicine in The Woodlands, TX. Prior to 1994, Mr. Hall served in various development and manufacturing positions of increasing responsibilities at Hybritech and Amgen. He earned a master’s degree in business administration from the C.T. Bauer College of Business at the University of Houston, and a bachelor’s degree in microbiology from the University of California at Santa Barbara.

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

We initiated a Phase 2 clinical trial of VCL-HB01, our HSV-2 vaccine in September 2016, but the results of the Phase 2 clinical trial may not be positive and the favorable results or trends observed in our previously completed Phase 1/2 clinical trial may not continue in the Phase 2 clinical trial.  In addition, in March 2016, we initiated a Phase 1 clinical trial of our novel antifungal, VL-2397. The Phase 2 clinical trial of VCL-HB01, our Phase 1 clinical trial of VL-2397 and any future trials, if any, may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

All of the product candidates we are developing independently will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful, particularly if they do not gain market acceptance among physicians, patients, healthcare payers and relevant medical communities. If we fail to develop and commercialize our product candidates, we may be forced to curtail or cease operations.

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

Pursuant to the terms of our out-license agreements with Astellas, we granted to Astellas exclusive worldwide rights to develop and commercialize certain products, including ASP0113 but excluding CyMVectin™, for the control and prevention of CMV infection in immunocompromised patients, including transplant recipients and transplant donors, and pursuant to the terms of our supply and services agreement with Astellas, we are obligated to perform certain development activities and supply Astellas with its product requirements for development and initial commercialization activities. Consequently, our ability to generate any revenues from ASP0113 depends on Astellas’ ability to develop, obtain regulatory approvals for and successfully commercialize ASP0113. We have limited control over the amount and timing of resources that Astellas will dedicate to these efforts. For example, based on the results of the Phase 2 clinical trial evaluating ASP0113 in kidney transplant patients, Astellas has informed us that they do not plan to pursue further clinical development of ASP0113 in solid organ transplant indications.

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
•

There may be disputes between us and Astellas, including disagreements regarding the license agreements or supply agreement, that may result in (1) the delay of or failure to achieve developmental, regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of ASP0113, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.0 million, $9.2 million and $16.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had incurred cumulative net losses totaling approximately $413.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. To date we have not sold any shares of our common stock under the ATM Agreement. However, BP is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or generate sufficient proceeds to meet our capital requirements.

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

We anticipate that we would commercially manufacture the drug substance for the ASP0113 program if it is approved for marketing. Therefore, our manufacturing facilities will have to be approved by the FDA pursuant to inspections conducted after we submit an application for regulatory approval. If we cannot successfully manufacture material that conforms to applicable specifications and the strict regulatory requirements of the FDA, we will not be able to secure and/or maintain regulatory approval for our manufacturing facilities. If the FDA does not approve our facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, our ability to develop, obtain regulatory approval for or market our product candidates will be adversely affected.

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

As of December 31, 2016, we were the assignee or co-assignee of 53 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2016, we were also prosecuting one pending patent application in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

The commercial manufacturing of vaccines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s cGMP regulations. We may not be able to comply with the cGMP regulations, and we have in the past encountered and may in the future encounter delays, disruptions or quality control problems in our manufacturing process. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for commercial purposes. We have limited experience in manufacturing at this scale. We will also depend on third parties for any commercial scale filling of product vials. Moreover, our manufacturing processes may be disrupted if we do not extend the lease for our existing facility or find adequate replacement space sufficiently in advance of the expiration of our current lease term in December 2018. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, the inability to secure adequate space to conduct our manufacturing activities or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements or our obligations under our agreements with collaborators, including our obligations under our supply and services agreement with Astellas.

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

If we fail to comply with federal and state healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we obtain marketing approval. Such laws include:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under a federal healthcare program, such as Medicare or Medicaid;

•

the federal false claims and civil monetary penalties laws, including the civil False Claims Act and its qui tam or whistleblower provisions, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes obligations, including mandatory contractual terms, on certain types of individuals and entities with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by the physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians, other healthcare providers, and healthcare entities, or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity obligations, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

If we fail to obtain appropriate reimbursement, we could be prevented from successfully commercializing our potential products. There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. In the United States, the Federal government passed comprehensive healthcare reform legislation, the ACA, in 2010, which Congress is currently considering legislation to repeal or replace. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed. We cannot assure that any future healthcare reform legislation will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2014, to December 31, 2016, our stock price has ranged from $2.21 to $17.90. The following factors, among others, could have a significant impact on the market price of our common stock:

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

In addition, we recently completed a private placement of common stock to AnGes, immediately following which AnGes owned approximately 18.6% of our outstanding shares.  In connection with the private placement, AnGes agreed to vote all of its shares in accordance with the recommendations of our board of directors on any matter brought before our stockholders for a vote, subject to certain limitations.  This voting provision may also discourage or prevent attempts by other stockholders to replace members of our board of directors or engage in acquisition activities that our board of directors does not determine to be in the best interests of our stockholders.

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

We lease approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California.  In July 2016, the term of the lease was extended for 16 months through December 2018.

ITEM 3.	LEGAL PROCEEDINGS

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

2016	High	Low
First Quarter	$4.70	$2.81
Second Quarter	4.80	3.58
Third Quarter	4.57	2.84
Fourth Quarter	3.15	2.21

2015	High	Low
First Quarter	$11.90	$8.52
Second Quarter	15.50	6.80
Third Quarter	7.20	4.20
Fourth Quarter	5.35	3.38

As of February 28, 2017, there were approximately 137 stockholders of record of our common stock and 11,093,663 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2016.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2011. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue	$12,804	$18,860	$13,304	$5,846	$6,176
License and royalty revenue	1,727	2,090	1,913	1,872	11,343
Total revenues	14,531	20,950	15,217	7,718	17,519
Operating expenses:
Research and development	10,355	11,061	11,467	14,558	17,340
Manufacturing and production	6,291	10,927	10,824	12,698	13,055
General and administrative	7,062	8,366	9,552	11,814	10,557
Total operating expenses	23,708	30,354	31,843	39,070	40,952
Loss from operations	(9,177)	(9,404)	(16,626)	(31,352)	(23,433)
Investment and other income, net	204	166	134	114	534
Net loss	(8,973)	(9,238)	(16,492)	(31,238)	(22,899)
Net loss per share (basic and diluted)	$(0.90)	$(1.01)	$(1.86)	$(3.60)	$(2.66)
Weighted average shares used in per share calculation	10,019	9,175	8,879	8,684	8,597
Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$40,978	$42,006	$49,123	$55,477	$86,082
Working capital	40,722	40,336	46,129	54,434	80,230
Total assets	52,284	49,914	57,979	66,353	96,522
Long-term obligations , less current portion	-	359	856	1,288	1,657
Total stockholders’ equity	45,139	45,393	51,922	61,412	89,086

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have three active product development programs, independent or partnered, in the clinical testing stage in the area of infectious disease comprised of:

•

An ongoing Phase 3 trial of ASP0113 for prevention of CMV reactivation in HCT recipients in collaboration with Astellas. Astellas has completed enrollment in the Phase 3 clinical trial and expects top-line data to be available in the first quarter of 2018.

•

An ongoing Phase 2 trial of VCL-HB01, our Vaxfectin®-formulated, therapeutic DNA vaccine for reduction of lesion recurrences caused by HSV-2 infection. This randomized, double-blind, placebo-controlled trial will evaluate the efficacy and safety of VCL-HB01 in approximately 225 healthy adults aged 18 to 50 years with symptomatic genital HSV-2 infection at up to 15 U.S. clinical sites. Subjects will receive a four-dose vaccination series, and will be evaluated for recurrences over a 12-month period after vaccination. The primary endpoint for the study is annualized lesion recurrence rate.

•

An ongoing first-in-human Phase 1 trial of VL-2397. This randomized, double-blind, placebo-controlled trial is intended to evaluate safety, tolerability and pharmacokinetics of VL-2397 in healthy volunteers. The study design is composed of seven single ascending dose cohorts followed by four multiple ascending dose cohorts. Dosing was completed in October 2016. Safety follow-ups and pharmacokinetic sampling was completed in 2016. Preliminary results point to a favorable safety and pharmacokinetic profile for VL-2397. We expect to present the full data set at an upcoming scientific conference in 2017. The FDA has granted us Fast Track, QIDP and orphan drug designations for VL-2397 for the treatment of invasive aspergillosis. This fungal infection represents a sizable unmet need in immunocompromised patients due to a high mortality despite available antifungal therapies. We are working actively with our expert advisors and the FDA to design a Phase 2 efficacy study to evaluate VL-2397 in the treatment of patients with invasive aspergillosis.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We earn revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we have received approximately $274.1 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2016, were as follows (in millions):

Source	2016	2015	2014
Astellas contract	$12.5	$14.7	$13.3
IPPOX contract	—	4.1	—
Other contracts	0.3	0.1	—
Total contract revenue	12.8	18.9	13.3
Astellas license	1.5	1.8	1.6
AnGes license	—	0.1	—
Other royalties and licenses	0.2	0.2	0.3
Total royalty and license revenues	1.7	2.1	1.9
Total revenues	$14.5	$21.0	$15.2

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2016, were as follows (in millions):

Program	2016	2015	2014
CMV	9.2	13.1	14.8
HSV-2	3.6	3.1	4.8
VL-2397	3.4	3.4	—
Other research, development, manufacturing and production	0.4	2.4	2.7
Total research, development, manufacturing and production	$16.6	$22.0	$22.3

Since our inception through December 31, 2016, we estimate that we have spent approximately $561 million on research, development, manufacturing and production. Our current independent development focus is on a DNA vaccine for CMV, a vaccine to treat HSV-2, and other clinical and preclinical targets. These programs, excluding ASP0113 which we licensed to Astellas, will require significant additional funds to advance through development to commercialization. From inception through December 31, 2016, we have spent approximately $21 million on our HSV-2 program, $117 million on our CMV programs and $7 million on our VL-2397 program.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, we recognize revenue on a “bill-and-hold” basis.  Revenue is recognized for such “bill-and-hold” arrangements in accordance with the authoritative guidance, which requires, among other things, the existence of a valid business purpose for the arrangement, that the “bill-and-hold”

arrangement is at the request of the customer, that title and risk of ownership pass to the customer, that the product is complete and ready for shipment, a fixed delivery date that is reasonable and consistent with the customer’s business practices, that the product has been separated from our inventory, and that no further performance obligations by us exist.

Multiple-element arrangements

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2016, our largest group of intangible assets with finite lives included issued patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $0.8 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2016, Compared to Year Ended December 31, 2015

Total Revenues. Total revenues decreased $6.4 million, or 30.6%, to $14.5 million in 2016 from $20.9 million in 2015. Our contract revenue decreased by $6.1 million which was primarily the result of the recognition of $4.1 million of non-recurring revenue related to our contract manufacturing agreement with the IPPOX Foundation to manufacture HIV-antigen plasmid DNA in 2015. The remaining decrease was primarily due to the deferred recognition of contract revenue in 2016 related to drug manufacturing under our ASP0113 license agreement with Astellas.

Research and Development Expenses. Research and development expenses decreased $0.7 million, or 6.4%, to $10.4 million for 2016 from $11.1 million for 2015.  This decrease was primarily due to the recognition of $1.7 million in expenses related to the in-license of ASP2397 in 2015, which was partially offset by an increase in clinical trial costs related to our ongoing HSV-2 Phase 2 clinical trial in 2016.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $4.6 million, or 42.4%, to $6.3 million for 2016 from $10.9 million for 2015. This decrease was primarily due to a $6.3 million net increase in deferred contract costs capitalized, which was partially offset by an increase in wages, equipment and scientific supplies.

General and Administrative Expenses. General and administrative expenses decreased $1.3 million, or 15.6%, to $7.1 million for 2016 from $8.4 million for 2015. This decrease was primarily due to a decrease in employee stock based compensation and legal fees related to the securities class action litigation that was concluded in 2015.

Investment and Other Income. Investment and other income increased $38,000, or 22.9%, to $204,000 for 2016 from $166,000 for 2015. This increase was primarily the result of an increase in yields realized on short-term investments during the year ended December 31, 2016.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2016, we have received approximately $274.1 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $433.2 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted securities, totaled $41.0 million at December 31, 2016, compared with $42.0 million at December 31, 2015. The decrease in our cash, cash equivalents and marketable securities for the year ended December 31, 2016, was due primarily to the use of cash to fund our operations, which was offset by $7.8 million received from the sale of common stock to AnGes.

Net cash used in operating activities was $8.4 million and $6.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in net cash used in operating activities for the year ended December 31, 2016, compared with the prior year period, was primarily the result of the timing of accounts payable disbursements and the collection of receivables.

Net cash used in investing activities was $7.7 million and $0.1 million for the years ended December 31, 2016 and 2015, respectively. The increase in net cash used in investing activities for the year ended December 31, 2016, compared with the prior year, was primarily the result of purchases of marketable securities.

Net cash provided by (used in) financing activities was $7.7 million and $(20,000) for the years ended December 31, 2016 and 2015, respectively. The increase in net cash provided by financing activities for the year ended December 31, 2016, compared with the prior year period, was the result of $7.7 million in net proceeds received from the sale of common stock to AnGes in August 2016.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2016 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$6,212	$3,377	$2,835	$—	$—
Unconditional purchase obligations[2]	969	969	—	—	—
Total contractual obligations	$7,181	$4,346	$2,835	$—	$—

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at December 31, 2016, is approximately $106.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.6 million if each such officer was terminated at December 31, 2016.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 6-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $257,000 lower than the reported fair value of our investments at December 31, 2016.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2016, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2016, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2016. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2016, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2016, we had recorded cumulative unrealized gains of $0.2 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2016. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Vical Incorporated

We have audited the accompanying balance sheets of Vical Incorporated as of December 31, 2016 and 2015, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vical Incorporated at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

San Diego, California

March 10, 2017

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,069	$13,450
Marketable securities, available-for-sale	30,552	23,258
Restricted cash	3,311	3,246
Receivables and other assets	8,935	4,544
Total current assets	47,867	44,498
Long-term investments	2,046	2,052
Property and equipment, net	1,173	1,873
Intangible assets, net	810	1,300
Other assets	388	191
Total assets	$52,284	$49,914
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,127	$3,912
Deferred revenue	3,018	250
Total current liabilities	7,145	4,162
Long-term liabilities:
Deferred rent	—	359
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 11,052 and 9,154 shares issued and outstanding at December 31, 2016 and 2015, respectively	111	92
Additional paid-in capital	458,881	450,166
Accumulated deficit	(413,878)	(404,905)
Accumulated other comprehensive income	25	40
Total stockholders’ equity	45,139	45,393
Total liabilities and stockholders’ equity	$52,284	$49,914

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Contract revenue	$12,804	$18,860	$13,304
License and royalty revenue	1,727	2,090	1,913
Total revenues	14,531	20,950	15,217
Operating expenses:
Research and development	10,355	11,061	11,467
Manufacturing and production	6,291	10,927	10,824
General and administrative	7,062	8,366	9,552
Total operating expenses	23,708	30,354	31,843
Loss from operations	(9,177)	(9,404)	(16,626)
Other income:
Investment and other income, net	204	166	134
Net loss	$(8,973)	$(9,238)	$(16,492)
Basic and diluted net loss per share	$(0.90)	$(1.01)	$(1.86)
Weighted average shares used in computing basic and diluted net loss per share	10,019	9,175	8,879

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net loss	$(8,973)	$(9,238)	$(16,492)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale and long-term marketable securities:
Unrealized (loss) gain arising during holding period, net of tax benefit of $0, $32 and $0 for years ended December 31, 2016, 2015 and 2014, respectively	(15)	52	(23)
Other comprehensive (loss) gain	(15)	52	(23)
Total comprehensive loss	$(8,988)	$(9,186)	$(16,515)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2016

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2014	8,678	$87	$440,489	$(379,175)	$11	$61,412
Net loss	—	—	—	(16,492)	—	(16,492)
Other comprehensive loss	—	—	—	—	(23)	(23)
Issuance of common stock	329	3	3,920	—	—	3,923
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	26	1	(58)	—	—	(57)
Non-cash compensation expense related to grant of equity based compensation	—	—	3,159	—	—	3,159
Balance at December 31, 2014	9,033	$91	$447,510	$(395,667)	$(12)	$51,922
Net loss	—	—	—	(9,238)	—	(9,238)
Other comprehensive income	—	—	—	—	52	52
Issuance of common stock	86	1	774	—	—	775
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	35	—	(20)	—	—	(20)
Non-cash compensation expense related to grant of equity based compensation	—	—	1,902	—	—	1,902
Balance at December 31, 2015	9,154	$92	$450,166	$(404,905)	$40	$45,393
Net loss	—	—	—	(8,973)	—	(8,973)
Other comprehensive loss	—	—	—	—	(15)	(15)
Issuance of common stock	1,841	18	7,735	—	—	7,753
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	57	1	(10)	—	—	(9)
Non-cash compensation expense related to grant of equity based compensation	—	—	990	—	—	990
Balance at December 31, 2016	11,052	$111	$458,881	$(413,878)	$25	$45,139

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(8,973)	$(9,238)	$(16,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,117	1,159	1,663
Write-off of abandoned patents and licensed technology	374	230	350
Gain on sale of property and equipment	—	(1)	(15)
Compensation expense related to stock options and awards	990	1,902	3,159
Purchase of technology license with common stock	—	775	—
Changes in operating assets and liabilities:
Receivables and other assets	(4,588)	(178)	412
Accounts payable and accrued expenses	557	(1,415)	1,635
Deferred revenue	2,768	250	(150)
Deferred rent	(633)	(432)	(368)
Net cash used in operating activities	(8,388)	(6,948)	(9,806)
Cash flows from investing activities:
Maturities of marketable securities	30,652	20,183	10,556
Purchases of marketable securities	(38,134)	(20,114)	(22,643)
Purchases of property and equipment	(255)	(72)	(85)
Proceeds from the sale of property and equipment	—	3	15
Patent and licensed technology expenditures	—	(53)	(269)
Net cash used in investing activities	(7,737)	(53)	(12,426)
Cash flows from financing activities:
Net proceeds from issuance of common stock	7,758	3	3,925
Payment of withholding taxes for net settlement of restricted stock units	(14)	(23)	(59)
Net cash provided by (used in) financing activities	7,744	(20)	3,866
Net decrease in cash and cash equivalents	(8,381)	(7,021)	(18,366)
Cash and cash equivalents at beginning of year	13,450	20,471	38,837
Cash and cash equivalents at end of year	$5,069	$13,450	$20,471

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

On May 25, 2016, the Company amended its certificate of incorporation to effect a one-for-ten (1:10) reverse stock split.  This reverse stock split became effective as of the close of business on May 26, 2016.  The reverse stock split had no effect on the par value of its common stock and did not reduce the number of authorized shares of common stock but reduced the number of outstanding shares of common stock by the one-for-ten ratio. Accordingly, the outstanding shares, stock award disclosures, net loss per share, and other per share disclosures for all periods presented have been retrospectively adjusted to reflect the impact of this reverse stock split.

The reverse stock split resulted in a proportionate adjustment to the per share exercise price and the number of shares of common stock issuable upon the exercise of outstanding stock options, the number of shares of common stock issuable upon the vesting of restricted stock units, or RSUs, and the number of shares of common stock eligible for issuance under the Company’s stock incentive plan.  No fractional shares were issued in connection with the reverse stock split.  Each stockholder’s percentage ownership and proportional voting power generally remained unchanged as a result of the reverse stock split.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the original term of the lease for its facilities, which ends on August 31, 2017. At December 31, 2016 and 2015, restricted cash of $3.3 million and $3.2 million, respectively, was pledged as collateral for the letter of credit. In July 2016, the term of the lease was extended for 16 months through December 2018. During the extended term the Company is required to maintain a letter of credit securing an amount equal to $0.2 million.

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

Property and Equipment

Property and equipment is recorded at cost and depreciation is computed using the straight-line method over the estimated useful lives of the assets. Assets acquired pursuant to capital lease arrangements and leasehold improvements are amortized using the straight-line method over the shorter of the life of the remaining lease term or the remaining useful life of the asset. Manufacturing equipment has estimated useful lives of 5 to 10 years. All other property and equipment have estimated useful lives of 3 to 5 years. Maintenance and repairs of property and equipment are expensed as incurred.

Intangible Assets

Intangible assets include certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. As of December 31, 2016, the weighted average amortization period of capitalized patent costs is approximately 8 years. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.4 million, $0.2 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to patents for which the value was deemed to be impaired.

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

Contract Manufacturing Revenue

Revenue associated with contract manufacturing services is recognized once the service has been rendered and/or upon shipment (or passage of title) of the product to the customer.  On occasion, the Company recognizes revenue on a “bill-and-hold” basis. Revenue is recognized for such “bill-and-hold” arrangements in accordance with the authoritative guidance, which requires, among other things, the existence of a valid business purpose for the arrangement, that the “bill-

and-hold” arrangement is at the request of the customer, that title and risk of ownership pass to the customer, that the product is complete and ready for shipment, a fixed delivery date that is reasonable and consistent with the customer’s business practices, that the product has been separated from the Company’s inventory, and that no further performance obligations by the Company exist.

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

Manufacturing and Production Costs

Manufacturing and production costs include expenses related to manufacturing contracts and expenses for the production of plasmid DNA for use in the Company’s research and development efforts. Manufacturing expenses related to manufacturing contracts are deferred and expensed when the related revenue is recognized. Deferred contract costs at December 31, 2016 and 2015 were $5.5 million and $0.1 million, respectively. Production expenses related to the Company’s research and development efforts are expensed as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under RSUs, as the effect would be antidilutive. Common stock equivalents of 7,350, 33,720 and 46,267 for the years ended December 31, 2016, 2015 and 2014, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2016 and 2015, are considered to approximate fair value because of the short term nature of those items.

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

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2016, 2015 and 2014, has been reflected in the accompanying Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options includes an estimate for forfeitures and the portion that is ultimately expected to vest is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to RSUs includes an estimate for forfeitures and the portion expected to vest is recognized ratably over the requisite service period. The expected forfeiture rate of all equity based compensation is based on observed historical patterns of the Company’s employees and is estimated to be 8.75% annually for each of the years ended December 31, 2016, 2015 and 2014.

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

	Year Ended December 31,
	2016	2015	2014
Assumptions:
Assumed risk-free interest rate	1.44%	1.34%	1.63%
Assumed volatility	72%	68%	73%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018.

The Company is in the process of evaluating the impact of adopting the new revenue guidance on the Company’s financial position, results of operations, cash flows and related disclosures. Based on the Company’s initial assessment, the Company plans to adopt this new standard using the modified retrospective method which may result in a cumulative effect adjustment as of the date of adoption.  At this time, management does not expect the adoption of the new guidance to have a material impact on the revenue recognition related to contracts with remaining performance obligations upon the adoption of the standard. The impact on the Company’s financial statements is not expected to be material because, based upon the preliminary analysis of material contracts under the new revenue recognition standard, management has determined the recognition and allocation of revenue upon the delivery or completion of the Company’s performance obligations are consistent with those under the current revenue recognition model. The Company expects to complete its assessment process, including finalizing a transition method for adoption, by the end of the third quarter of 2017 and expects to complete its implementation process prior to the adoption of this ASU on January 1, 2018.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern.” In connection with preparing financial statements for each annual and interim reporting period, ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for annual reporting periods ending after December 15, 2016 and interim periods thereafter. Early application is permitted. The adoption of this guidance had no impact on the Company’s financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and will require both lessees and lessors to disclose certain key information about lease transactions.  The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is evaluating the effect that the adoption of the new guidance will have on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amended guidance simplifies the accounting for share-based payment transactions.  The amended guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted.  The Company is evaluating the effect that the adoption of this new guidance will have on its financial statements.

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$23,295	$—	$18	$23,277
Certificates of deposit	7,275	—	—	7,275
	$30,570	$—	$18	$30,552

December 31, 2015	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$7,027	$—	$8	$7,019
Corporate bonds	1,000	—	—	1,000
Certificates of deposit	15,239	—	—	15,239
	$23,266	$—	$8	$23,258

At December 31, 2016, none of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2016, 2015 and 2014. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2016 and 2015.

3. Long-Term Investments

As of December 31, 2016, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of December 31, 2016. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of December 31, 2016, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 1.64%, an estimated redemption period of five years and a discount rate of 1.0%.  Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of December 31, 2016, none of which were realized during the year ended December 31, 2016. The losses, when recognized, are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive (loss) income are unrealized (losses) gains of $(6,000), $48,000 and $(9,000) for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had recorded cumulative unrealized gains of $0.2 million. The resulting carrying value of the auction rate security at December 31, 2016, was $2.0 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$7,275	$—	$—	$7,275
Money market funds	1,171	—	—	1,171
U.S. treasuries	23,277	—	—	23,277
Auction rate securities	—	—	2,046	2,046
	$31,723	$—	$2,046	$33,769

	Fair Value Measurements
December 31, 2015	Level 1	Level 2	Level 3	Total
Certificates of deposit	$15,239	$—	$—	$15,239
U.S. treasuries	7,019	—	—	7,019
Corporate bonds	—	1,000	—	1,000
Auction rate securities	—	—	2,052	2,052
	$22,258	$1,000	$2,052	$25,310

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2016. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2016. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2015	$2,052
Total net realized gains included in earnings	—
Total net unrealized loss included in other comprehensive income	(6)
Net transfers in and/out of Level 3	—
Balance at December 31, 2016	$2,046
Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2016	$—

Total cumulative unrealized losses of $0.5 million relate to Level 3 assets still held as of December 31, 2016, none of which were recognized during the years ended December 31, 2016, 2015 and 2014. The losses, when recognized, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2016	2015
Equipment	$17,043	$17,425
Leasehold improvements	8,144	8,048
	25,187	25,473
Less accumulated depreciation and amortization	(24,014)	(23,600)
	$1,173	$1,873

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2016, 2015 and 2014, was $0.9 million, $0.9 million and $1.4 million, respectively.

Intangible assets consisted of the following at December 31 (in thousands):

	2016	2015
Patent application costs	$1,500	$2,252
Accumulated amortization patent costs	(690)	(952)
	$810	$1,300

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2016, 2015 and 2014, was $0.1 million, $0.2 million and $0.2 million, respectively. Estimated annual amortization for these assets is  $0.1 million for each of the years in the period from 2017 to 2021, and $0.3 million being recognized thereafter.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2016	2015
Employee compensation	$2,518	$2,220
Clinical trial accruals	446	102
Accounts payable	326	733
Deferred rent	223	496
Other accrued liabilities	614	361
	$4,127	$3,912

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

Astellas

In July 2011, the Company entered into license agreements with Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of glycoprotein B and/or phosphoprotein 65, including ASP0113 but excluding CyMVectin™. Under the agreements, Astellas is responsible for the worldwide development and commercialization of products in the licensed field, at its expense, and has agreed to use commercially reasonable efforts to develop, obtain regulatory approval for and commercialize at least one licensed product for use in certain immunocompromised patients in the licensed field in the United States and certain other major markets. Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million.

In 2012, the Company received a $10.0 million milestone payment upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients. The Company is also entitled to receive additional cash payments potentially totaling $65.0 million for achievement of certain milestones through commercial launch and to receive double-digit royalties on net sales of products. In addition, the Company has an option to co-promote ASP0113 in the United States. Under the terms of a supply and services agreement entered into by the Company and Astellas on the same date, the Company agreed to perform certain development and regulatory activities, at Astellas’ expense, and to supply licensed products to Astellas, at Astellas’ expense, for use in development and initial commercialization activities in the licensed field.

In August 2012, the Company amended its license and supply agreements with Astellas to, among other things, extend the time period that the Company is obligated to supply licensed products for commercial use to Astellas, at Astellas’ expense, modify the allocation of $65.0 million of milestone payments among certain milestones through commercial launch and modify the structure of the royalties on net sales from a fixed double digit royalty to tiered double digit royalties.

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

The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.5 million, $1.8 million and $1.6 million, respectively, related to the license fee and know-how. The Company will recognize the amounts allocated to research and development services as revenues under the agreements as the related services are delivered and as reimbursements are received. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $10.1 million, $8.7 million and $7.8 million, respectively, of revenue related to contract services delivered. The Company will recognize as revenue the amounts allocated to the sales of drug product when the sale of that drug product has met all required specifications and the related title and risk of loss and damages have passed to Astellas. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $2.4 million, $6.0 million and $5.5 million, respectively, of revenue related to drug product delivered. The Company is eligible to receive additional cash payments upon the achievement of specified regulatory and commercial milestones. The Company has determined that each of the regulatory and commercial milestones meets the definition of a milestone and that each milestone is substantive in accordance with the milestone method of revenue recognition. Accordingly, the Company expects to recognize such regulatory and commercial milestone payments as revenues under the agreements upon achievement of each milestone.

In-licensing Agreements

Astellas

In March 2015, the Company entered into a license agreement with Astellas which grants to the Company exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397.  As consideration for the rights under the license, the Company issued 86,121 shares of our common stock to Astellas and made an up-front payment of $250,000 in cash. The License Agreement provides for potential development, regulatory and sales milestone payments totaling up to $99.0 million, the vast majority of which are payable upon achievement of commercial and sales milestones, and single-digit royalties on net sales of commercial products. The Company is responsible for the worldwide development, manufacturing and commercialization of licensed products, at the Company’s cost, and we are required to use commercially reasonable efforts with respect to such development and commercialization activities.

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

City of Hope

In 2003, the Company licensed from the City of Hope on an exclusive basis various U.S. patents that provide protection for CMV-related polynucleotide based vaccines, including TransVaxTM and CyMVectinTM vaccine candidates. The agreement expires upon the last to expire of the patent rights licensed by the Company under the agreement, unless earlier terminated as set forth in the agreement. The City of Hope may terminate the agreement early, in accordance with notice provisions set forth in the agreement, if the Company ceases to operate, fails to make payments when due or materially breaches the agreement. Subject to certain conditions, the Company may terminate the agreement early at any time upon prior written notice to the City of Hope. The Company is also obligated to pay a low double-digit percentage of any payments it receives from the sub-license of products that incorporate the licensed technology. The Company paid the City of Hope $0.1 million under the agreement for each of the years ended December 31, 2016, 2015 and 2014.

CytRx

In 2001, the Company entered into an exclusive agreement with CytRx which grants to the Company the rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, including CMV. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits the Company’s use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is fully amortized as of December 31, 2013. The Company paid CytRx $0.1 million under the agreement for each of the years ended December 31, 2016, 2015 and 2014.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under its active in-license agreements in place at December 31, 2016, is approximately $106.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which the Company estimates will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. In July 2016, the term of the lease was extended for 16 months through December 2018. The Company has the option to renew the lease for three additional five-year periods beyond its expiration.

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $0.2 million difference between the base rent paid and the rent expensed through December 31, 2016 is recorded as deferred rent in the balance sheet. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $2.6 million, $2.8 million, and $2.8 million, respectively.

At December 31, 2016, future minimum rental payments due under the Company’s facilities lease were as follows (in thousands):

Year ending December 31,
2017	$3,377
2018	2,835
2019	—
2020	—
2021	—
Thereafter	—
Total lease payments	$6,212

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

In October 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which the Company may issue and sell up to $10.0 million of shares of its common stock from time to time. Under the ATM Agreement, the Company may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by the Company upon prior notice to BP or by BP upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on the Company. The Company has no obligation to sell any shares under the ATM Agreement, and both the Company and BP may at any time suspend the sale of shares under the ATM Agreement. To date the Company has not sold any shares of its common stock under the ATM Agreement.

On August 1, 2016, the Company entered into a stock purchase agreement with AnGes MG, Inc., or AnGes, an existing stockholder, to purchase 1,841,420 shares of the Company’s common stock in a private placement. The shares were sold at a price of $4.24 per share. Gross proceeds totaled approximately $7.8 million.   The private placement closed on August 2, 2016.  The shares are subject to a two-year lock-up period during which they may not be sold and AnGes has agreed to not increase its ownership position beyond 19.9% and to refrain from taking certain other actions with respect to the Company’s stock, subject to certain conditions. AnGes is entitled to have a representative attend meetings of the Company’s Board of Directors in a non-voting capacity and may in the future be entitled to have a representative appointed to the Company’s Board of Directors, subject to certain conditions. AnGes has also agreed to vote its shares in accordance with the recommendations of the Company’s Board of Directors for so long as it continues to hold a specified percentage of the Company’s outstanding common stock. The Company also agreed under certain circumstances in the future to register the private placement shares for resale by AnGes.

In March 2015, the Company entered into license and stock purchase agreements with Astellas, granting the Company an exclusive worldwide license to develop and commercialize a novel antifungal, VL-2397, formally known as ASP2397.  VL-2397 is a potential therapeutic for invasive fungal infections, including invasive aspergillosis.  Astellas received 86,121 shares of unregistered Company common stock and $250,000 in cash.  The $250,000 cash payment and the fair value of the common stock issued of $775,094 were included in research and development expenses during the year ended December 31, 2015.

In April 2014, the Company entered into an At-the-Market Issuance Sales Agreement, or the Sales Agreement, with Meyers Associates, L.P. (doing business as Brinson Patrick, a division of Meyers Associates, L.P.), or Brinson Patrick, under which the Company could issue and sell up to $25.0 million of shares of its common stock from time to time. During the year ended December 31, 2014, the Company sold 329,152 shares under the Sales Agreement and received gross proceeds of $4,067,751. There were no shares sold during the year ended December 31, 2015. This agreement expired in May 2015.

9. Stock Based Compensation

The Company has a stock-based compensation plan which is described below. Total stock-based compensation expense of $1.0  million, $1.9 million and $3.2 million was recognized for the years ended December 31, 2016, 2015 and 2014, respectively. Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Research and development	$290	$392	$785
Manufacturing and production	111	159	229
General and administrative	589	1,351	2,145
Total stock-based compensation expense	$990	$1,902	$3,159
Cash received from RSU grants and options exercised	$1	$3	$2

Stock Incentive Plan

The Company has a stock incentive plan, under which 2,370,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. As of December 31, 2016 there were 1,988,797 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2015 and 2014 the Company granted RSUs covering an aggregate of 78,843, and 82,800 shares of common stock, respectively. There were no RSUs granted in 2016. These RSUs generally vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2016, 2015, and 2014 was approximately $0.3 million, $0.8 million and $1.1 million, respectively.

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2016, 2015 and 2014:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2013	840,419	$31.50
Granted	188,961	$13.99
Exercised	—	$—
Forfeited	(169,937)	$36.91
Outstanding December 31, 2014	859,443	$26.58
Granted	235,675	$10.06
Exercised	—	$—
Forfeited	(149,534)	$21.51
Outstanding December 31, 2015	945,584	$23.27
Granted	339,975	$3.51
Exercised	—	$—
Forfeited	(82,758)	$24.37
Outstanding December 31, 2016	1,202,801	$17.61
Vested and unvested options expected to vest as of December 31, 2016	1,166,012	$18.00

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2016, 2015 and 2014, were 808,639 shares at $23.43, 688,468 shares at $26.81, and 603,717 shares at $28.94, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2016, was 6.5 years and 5.4 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2016, was 6.4 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2016 was $0.0 million and $0.0 million, respectively. As of December 31, 2016, the total unrecognized compensation cost related to unvested options was $0.5 million, which is expected to be recognized over a weighted-average period of 1.39 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2016, 2015 and 2014, was $1.85, $5.08 and $7.28 per share, respectively. There were no options exercised during the years ended December 31, 2016, 2015 or 2014.  At December 31, 2016, there were 689,012 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2016, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2015	104,074	$12.55
Granted	—	$—
Vested	(59,568)	$13.43
Cancelled	—	$—
Unvested at December 31, 2016	44,506	$11.38

The aggregate grant-date fair value of RSUs granted during the years ended December 31, 2015 and 2014 was $0.8 million, and $1.2 million, respectively. There were no RSUs granted in 2016.  As of December 31, 2016, the total unrecognized compensation cost related to unvested RSUs was $0.1 million, which is expected to be recognized over a weighted average period of 1.27 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2016, 2015 and 2014, was $0.8 million, $1.0 million and $0.8 million, respectively. As of December 31, 2016, there were 52,477 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

10. Income Taxes

At December 31, 2016, the Company had deferred tax assets of $112.6 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $101.2 million of its net operating loss carryforwards were effectively eliminated under Section 382 for federal tax purposes. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $12.2 million of its research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes.  The company’s Section 382 analysis was completed through December 31, 2011. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

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

Significant components of the Company’s deferred tax assets as of December 31, 2016 and 2015 are listed below. A valuation allowance of $112.6 million and $120.8 million at December 31, 2016 and 2015, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2016	2015
Net operating losses	$83,954	$83,143
Credit carryovers	9,952	19,903
Depreciation and amortization	15,278	13,944
Accruals and reserves	701	609
Capital loss carryover	85	85
Other	2,677	3,114
Total deferred tax assets	112,647	120,798
Less valuation allowance	(112,647)	(120,798)
Net deferred tax assets	$—	$—

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

For public business entities, the amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period.  The FASB further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented.  The Company chose to adopt the Update in fiscal year ended December 31, 2015 and apply this Update on a prospective basis.

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Computed “expected” tax benefit	$(3,051)	$(3,152)	$(5,607)
State income taxes, net of federal benefit	(534)	—	(444)
Tax effect of:
Change in valuation allowance	(8,148)	(4,069)	5,102
Rate change	—	3,524	—
Expiration of prior year credits and net operating losses	692	786	675
Stock compensation	491	376	274
Uncertain tax positions	11,128	3,074	—
Other	(578)	(539)	—
Provision for income taxes	$—	$—	$—

As of December 31, 2016 and 2015, the Company had available federal net operating loss carryforwards of approximately $315.9 million and $311.3 million, respectively, which expire from 2018 through 2036. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $26.3 million and $26.3 million as of December 31, 2016 and 2015, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2018 through 2033 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $269.5 million and $272.8 million as of December 31, 2016 and 2015, respectively, which expire from 2017 to 2036. In addition, the Company had California research and development credits of approximately $8.8 million as of December 31, 2016 and 2015 to reduce future California income tax, if any. The California research and development credits do not expire.

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

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2016	2015	2014
Beginning balance	$4,340	$582	$—
Increases related to prior year tax positions	12,332	3,758	—
Increases related to current year tax positions	873	—	582
Ending balance	$17,545	$4,340	$582

As of December 31, 2016 and 2015, the Company had gross unrecognized tax benefits of $17.5 million and $4.3 million, respectively, none of which would affect the effective tax rate.  The increase in 2016 related to prior year tax positions is primarily due to a change in our estimate of research and development and other tax credits that may not be sustained on audit. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months.  The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2016 or December 31, 2015, and has not recognized interest and/or penalties in its statements of operations for any of the years ended December 31, 2016, 2015 or 2014.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1998 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

11. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.1 million   for each the years ended 2016, 2015 and 2014.

12. Summary of (Unaudited) Quarterly Financial Information

The following is a summary of the Company’s (unaudited) quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2016:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$4,604	$4,122	$2,642	$3,163
Total operating expenses	7,114	5,443	5,213	5,938
Net loss	(2,423)	(1,255)	(2,523)	(2,772)
Basic and diluted net loss per share (1)	(0.26)	(0.14)	(0.24)	(0.25)

2015:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$4,944	$4,176	$5,017	$6,813
Total operating expenses	8,801	6,968	5,350	9,235
Net income (loss)	(3,821)	(2,762)	(300)	(2,355)
Basic and diluted net loss per share (1)	(0.42)	(0.30)	(0.03)	(0.26)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to SEC rules that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(1) Financial Statements

The following independent registered public accounting firms’ reports and our financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2016 and 2015

Statements of Operations for each of the three years in the period ended December 31, 2016

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2016

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2016

Statements of Cash Flows for each of the three years in the period ended December 31, 2016

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

(b) Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation.

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(2)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(4)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate.

10.1(4)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(5)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.3(6)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.4(7)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.5(8)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.6(9)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.7(10) [a]	Employment Agreement dated January 14, 2005, between the Company and Anthony A. Ramos.

10.8(11)[a]	Severance Agreement dated January 23, 2015, between the Company and Anthony A. Ramos.

10.9(12) [a]	Employment Agreement dated August 25, 2003, between the Company and Larry Smith.

10.10(13)[a]	Severance Agreement dated January 23, 2015, between the Company and Larry Smith.

Exhibit Number	Description of Document

10.11(14)[b]	U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.12(15)[b]	Ex-U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.13(16)[b]	Supply and Services Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.14(17)	Letter agreement dated July 12, 2011, related to the U.S. License Agreement dated July 12, 2011, between the Company and Astellas Pharma Inc.

10.15(18)[b]	1st Amendment dated August 6, 2012, to U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.16(19)[b]	1st Amendment dated August 6, 2012, to Ex-U.S. License Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.17(20)[b]	1st Amendment dated August 6, 2012, to Supply and Services Agreement Between Vical Incorporated and Astellas Pharma Inc.

10.18(21)[b]	License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.

10.19(22)[b]	Amendment No. 1 dated August 31, 2015, to License Agreement dated March 25, 2015, between the Company and Astellas Pharma Inc.

10.20(23)[b]	License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.21(24)	Letter Agreement dated July 5, 2011, related to the License Agreement dated December 7, 2001, between the Company and CytRx Corporation.

10.22(25)[b]	Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.23(26)	Letter agreement dated July 7, 2011, related to the Exclusive License Agreement dated February 3, 2003, between the Company and City of Hope.

10.24(27)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.25(28)	First Amendment dated July 15, 2016, to Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.26(29)	Stock Purchase Agreement dated August 1, 2016, between the Company and AnGes MG, Inc.

10.27(30)	At-the-Market Issuance Sales Agreement, dated October 13, 2016, by and between the Company and IFS Securities, Inc. (doing business as BP, a division of IFS Securities, Inc.).

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(7)	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(8)	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(9)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(12)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(13)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(15)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(16)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(17)	Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(18)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(19)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(20)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.
(21)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(23)	Incorporated by reference to Exhibit 99 to CytRx Corporation’s Current Report on Form 8-K filed on December 21, 2001.
(24)	Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(25)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.
(26)	Incorporated by reference to the Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on January 5, 2012.
(27)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(28)	Incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(29)	Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(30)	Incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
a	Indicates management contract or compensatory plan or arrangement.
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

Date: March 10, 2017

VICAL INCORPORATED

By:	/S/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT	President, Chief Executive Officer and Director	March 10, 2017
Vijay B. Samant	(Principal Executive and Financial Officer)

/S/ ANTHONY A. RAMOS	Vice President Finance, Chief Accounting Officer	March 10, 2017
Anthony A. Ramos	(Principal Accounting Officer)

/S/ R. GORDON DOUGLAS, M.D.	Chairman of the Board of Directors	March 10, 2017
R. Gordon Douglas, M.D.

/S/ RICHARD M. BELESON	Director	March 10, 2017
Richard M. Beleson

/S/ GARY A. LYONS	Director	March 10, 2017
Gary A. Lyons

/S/ ROBERT C. MERTON, PH.D.	Director	March 10, 2017
Robert C. Merton, Ph.D.

/S/ GEORGE J. MORROW	Director	March 10, 2017
George J. Morrow

/S/ Thomas E. Shenk, PH.D.	Director	March 10, 2017
Thomas E. Shenk, Ph.D.