Form 10-Q
period 2017-03-31
VICAL INC
filed 2017-05-15
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total shares of common stock outstanding at April 30, 2017: 11,096,203

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,564	$5,069
Marketable securities, available-for-sale	29,216	30,552
Restricted cash	3,311	3,311
Deferred contract costs	7,163	5,513
Receivables and other assets	2,943	3,422
Total current assets	47,197	47,867
Long-term investments	2,108	2,046
Property and equipment, net	964	1,173
Intangible assets, net	784	810
Other assets	388	388
Total assets	$51,441	$52,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,539	$4,127
Deferred revenue	5,316	3,018
Total current liabilities	8,855	7,145
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 160,000 shares authorized, 11,095 and 11,052 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	111	111
Additional paid-in capital	459,017	458,881
Accumulated deficit	(416,603)	(413,878)
Accumulated other comprehensive income	61	25
Total stockholders' equity	42,586	45,139
Total liabilities and stockholders' equity	$51,441	$52,284

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Contract revenue	$2,901	$4,088
License and royalty revenue	304	516
Total revenues	3,205	4,604
Operating expenses:
Research and development	3,300	2,478
Manufacturing and production	1,309	2,846
General and administrative	1,509	1,790
Total operating expenses	6,118	7,114
Loss from operations	(2,913)	(2,510)
Other income:
Investment and other income, net	89	87
Net loss	$(2,824)	$(2,423)
Basic and diluted net loss per share	$(0.25)	$(0.26)
Weighted average shares used in computing basic and diluted net loss per share	11,101	9,217

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(2,824)	$(2,423)
Other comprehensive gain:
Unrealized gain on available-for-sale and long-term marketable securities:
Unrealized gain arising during holding period, net of tax benefit of $21 and $44 for three months ended March 31, 2017 and 2016, respectively	36	95
Other comprehensive gain	36	95
Total comprehensive loss	$(2,788)	$(2,328)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,824)	$(2,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267	277
Write-off of abandoned patents	—	363
Compensation expense related to stock options and awards	231	313
Changes in operating assets and liabilities:
Deferred contract costs	(1,650)	(115)
Receivables and other assets	479	498
Accounts payable and accrued expenses	(370)	(315)
Deferred revenue	2,298	(166)
Deferred rent	(217)	(119)
Net cash used in operating activities	(1,786)	(1,687)
Cash flows from investing activities:
Maturities of marketable securities	6,479	4,296
Purchases of marketable securities	(5,187)	(10,039)
Purchases of property and equipment	(14)	(91)
Net cash provided by (used in) investing activities	1,278	(5,834)
Cash flows from financing activities:
Net proceeds from issuance of common stock	4	5
Payment of withholding taxes for net settlement of restricted stock units	(1)	(7)
Net cash provided by (used in) financing activities	3	(2)
Net decrease in cash and cash equivalents	(505)	(7,523)
Cash and cash equivalents at beginning of period	5,069	13,450
Cash and cash equivalents at end of period	$4,564	$5,927

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2017

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

The unaudited financial statements at March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company is required to maintain a letter of credit securing an amount equal to twelve months of the current monthly installment of base rent for the original term of the lease for its facilities, which ends on August 31, 2017. At March 31, 2017, and December 31, 2016, restricted cash of $3.3 million was pledged as collateral for the letter of credit.  In July 2016, the term of the lease was extended for 16 months through December 2018.  During the extended term, the Company is required to maintain a letter of credit securing an amount equal to $0.2 million.

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

Manufacturing and Production Costs

Manufacturing and production costs include expenses related to manufacturing contracts and expenses for the production of plasmid DNA for use in the Company’s research and development efforts. Manufacturing expenses related to manufacturing contracts are deferred and expensed when the related revenue is recognized. Deferred contract costs were $7.2 million and $5.5 million at March 31, 2017 and December 31, 2016, respectively. Production expenses related to the Company’s research and development efforts are expensed as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under RSUs as the effect would be antidilutive. Common stock equivalents of 476 for the three months ended March 31, 2016 were excluded from the calculation because of their antidilutive effect.  There were no common stock equivalents for the three months ended March 31, 2017.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation includes amortization related to stock option awards based on the estimated grant date fair value. Stock-based compensation expense related to stock options is recognized ratably over the vesting period of the option. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Forfeitures of stock options and RSUs are recognized as they occur.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and will require both lessees and lessors to disclose certain key information about lease transactions.  The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is evaluating the effect that the adoption of the new guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amended guidance simplifies the accounting for share-based payment transactions and is effective for annual periods beginning after December 15, 2016.  The Company adopted this standard during the first quarter of 2017 and elected to recognize forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” that changes the presentation of restricted cash and cash equivalents on the statement of cash flows.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted.  The Company is currently evaluating the impact that the adoption of the new guidance will have on its financial statements.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development	$67	$82
Manufacturing and production	28	33
General and administrative	136	198
Total stock-based compensation expense	$231	$313

During the three months ended March 31, 2017 and 2016, the Company granted stock-based awards with a total estimated value of $0.6 million and $0.5 million, respectively. At March 31, 2017, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $1.0 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the three months ended March 31, 2017 and 2016, were equal to 4.4% and 3.1%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$19,778	—	23	$19,755
Certificates of deposit	9,461	—	—	9,461
	$29,239	$—	$23	$29,216

December 31, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$23,295	$—	$18	$23,277
Certificates of deposit	7,275	—	—	7,275
	$30,570	$—	$18	$30,552

At March 31, 2017, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2017. As of March 31, 2017, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Employee compensation	$1,501	$2,518
Clinical trial accruals	931	446
Accounts payable	733	326
Deferred rent	6	223
Other accrued liabilities	368	614
Total accounts payable and accrued expenses	$3,539	$4,127

5.	LONG-TERM INVESTMENTS

As of March 31, 2017, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of March 31, 2017. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of March 31, 2017, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 2.46%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.5 million as of March 31, 2017, none of which were realized during the three months ended March 31, 2017. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $41,000 and $86,000 for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had recorded cumulative unrealized gains of $0.3 million. The resulting carrying value of the auction rate security at March 31, 2017, was $2.1 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$9,461	$—	$—	$9,461
Money market funds	3,033	—	—	3,033
U.S. treasuries	19,755	—	—	19,755
Auction rate securities	—	—	2,108	2,108
	$32,249	$—	$2,108	$34,357

	Fair Value Measurements
December 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$7,275	$—	$—	$7,275
Money market funds	1,171	—	—	1,171
U.S. treasuries	23,277	—	—	23,277
Auction rate securities	—	—	2,046	2,046
	$31,723	$—	$2,046	$33,769

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2017. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of March 31, 2017 and December 31, 2016, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the three months ended March 31, 2017. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2016	$2,046
Total unrealized gains, excluding tax impact, included in other comprehensive gain	62
Balance at March 31, 2017	$2,108
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended March 31, 2017 and 2016, the Company recognized $2.9 million and $3.8 million, respectively, of revenue related to these contract services.  The Company also recognized $0.3 million and $0.5 million in license revenue under the Astellas agreements during the three months ended March 31, 2017 and 2016, respectively.

9.	FACILITY LEASE

The Company leases approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California.  In July 2016, the term of the lease was extended for 16 months through December 2018, resulting in an additional obligation of $2.9 million.

10.	STOCKHOLDERS’ EQUITY

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

11.	SUBSEQUENT EVENT

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to pay the Company a total of $750,000 and the Company agreed to conduct certain preclinical research related to a development program targeting chronic hepatitis B. In exchange for the payment, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery and other technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery and other technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016, and in our subsequent filings with the SEC, and those identified in Part II, Item 1A of this Report under the caption “Risk Factors”. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have three active product development programs, independent or partnered, in the clinical testing stage in the area of infectious disease comprised of:

•

An ongoing Phase 3 trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant, or HCT, recipients in collaboration with Astellas Pharma Inc., or Astellas. Enrollment of the trial was completed in September 2016 with a total of 515 subjects. Dosing in the trial was completed in April of 2017 and the follow-up period is expected to be finished in September of 2017. The primary endpoint of the trial is a composite of overall mortality and CMV end organ disease which will be assessed one year after transplantation. Astellas expects top-line data to be available in the first quarter of 2018. Vical and Astellas continue to make progress towards a potential BLA filing in 2018.

•

An ongoing Phase 2 trial of VCL-HB01, our Vaxfectin®-formulated therapeutic DNA vaccine for reduction of lesion recurrences caused by herpes simplex virus type 2, or HSV-2, infection. Recruitment into the Phase 2 trial of the VCL-HB01 HSV-2 therapeutic vaccine has been completed with a total of 261 subjects enrolled at 15 U.S. clinical sites.  VCL-HB01 is formulated with  Vaxfectin® and encodes two full-length HSV-2 antigens gD and UL46, designed to reduce recurrences in patients with symptomatic genital HSV-2 infection. Healthy adult subjects, 18 to 50 years of age, have been randomized 2:1 to receive either vaccine or placebo to evaluate in a double blinded fashion the efficacy and safety of the vaccine. The primary endpoint of the study is annualized lesion recurrence rate which is a clinically meaningful endpoint for both patients and treating physicians as it provides important information on the number of recurrences over time in this chronic disease setting. We expect to deliver top-line data during the second quarter of 2018.

•

A completed first-in-human Phase 1 trial of our novel antifungal VL-2397. The randomized, double-blind, placebo-controlled trial was designed to evaluate safety, tolerability and pharmacokinetics of single and multiple ascending doses of intravenous VL-2397 in 96 healthy volunteers. Results point to a favorable safety and pharmacokinetic profile for VL-2397. The full data will be presented as one of four presentations at the ASM Microbe 2017 conference in June. Our current plan is to conduct a Phase 2 efficacy study to evaluate VL-2397 for the treatment of invasive aspergillosis and we are working with our clinical experts and the FDA towards this objective. The FDA has granted Vical QIDP, Orphan Drug and Fast Track designations to VL-2397 for the treatment of invasive aspergillosis. Under the QIDP designation we have been able to interact intensively with the FDA on the design of the Phase 2 trial and in exploring an expedited development pathway for VL‑2397.

Product Development

We, together with our licensees and collaborators, are developing a number of DNA-based vaccines and other therapeutics for the prevention or treatment of infectious diseases. The table below summarizes our independent programs and corporate and government collaborations.

Product/Concept	Intended Use	Development Status[1]	Lead Developer
Independent Programs
VCL-HB01 therapeutic vaccine for HSV-2	Reduce lesion recurrence	Phase 2	Vical
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 1 complete	Vical
CyMVectin™ prophylactic vaccine for CMV	Prevent fetal transmission of CMV during pregnancy	Preclinical	Vical
Corporate Collaborations
ASP0113 therapeutic vaccine for CMV	Protect against reactivation of infection after HCT	Phase 3	Astellas
ONCEPT® therapeutic cancer vaccine encoding human tyrosinase	Adjunct treatment to increase survival time of dogs with oral melanoma	Marketed in the United States	Merial

[1]

“Preclinical” (or “nonclinical”) indicates that a specific product candidate in a nonclinical setting has shown functional activity that is relevant to a targeted medical need, and is advancing toward initial human clinical testing. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the product candidate. “Phase 3” clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling

Research, Development and Manufacturing Programs

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

	Three Months Ended
	March 31,
Source	2017	2016
Astellas supply and services contract	$2.9	$3.8
Astellas license	0.3	0.5
Other contracts, licenses and royalties	—	0.3
Total revenues	$3.2	$4.6

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended
	March 31,
Program	2017	2016
CMV	$2.1	$3.8
HSV-2	1.8	0.5
VL-2397	0.4	0.8
Other research, development, manufacturing and production	0.3	0.2
Total research, development, manufacturing and production	$4.6	$5.3

Our current development focus includes our novel DNA vaccines for CMV and HSV-2, and our antifungal for the treatment of invasive fungal infections.

These programs will require significant additional funds to advance through development to commercialization. From inception through March 31, 2017, we had spent approximately $22.3 million on our HSV-2 program, $119.2 million on our CMV programs and $7.2 million on our VL-2397 program.

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

There have been no material changes to our critical accounting policies and estimates as compared to those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2017, Compared with Three Months Ended March 31, 2016

Total Revenues. Total revenues decreased $1.4 million, or 30.4%, to $3.2 million for the three months ended March 31, 2017, from $4.6 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in the delivery of ASP0113 material under our license agreements with Astellas.

Research and Development Expenses. Research and development expenses increased $0.8 million, or 33.2%, to $3.3 million for the three months ended March 31, 2017, from $2.5 million for the three months ended March 31, 2016.  This increase was primarily due to costs related to our ongoing HSV-2 Phase 2 clinical trial which was initiated in September 2016.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.5 million, or 54.0%, to $1.3 million for the three months ended March 31, 2017, from $2.8 million for the three months ended March 31, 2016. This decrease was primarily due to a net increase in deferred costs capitalized during the three months ended March 31, 2017 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 15.7%, to $1.5 million for the three months ended March 31, 2017, from $1.8 million for the three months ended March 31, 2016. This decrease was primarily due to a decrease in employee expenses, audit fees and facility related costs.

Investment and Other Income, Net. Investment and other income, net, increased $2,000 to $89,000 for the three months ended March 31, 2017, from $87,000 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $39.2 million at March 31, 2017, compared with $41.0 million at December 31, 2016. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2017, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $1.8 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2017, compared with the prior year period, was primarily the result of an increase in our net loss offset by an increase in deferred revenue under our collaboration agreement with Astellas.

Net cash provided by (used in) investing activities was $1.3 million and $(5.8) million for the three months ended March 31, 2017 and 2016, respectively. The increase in net cash provided by investing activities for the three months ended March 31, 2017, compared with the prior year period, was primarily the result of a net increase in the maturities of marketable securities.

Net cash provided by (used in) financing activities was $3,000 and $(2,000) for the three months ended March 31, 2017 and 2016, respectively.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at March 31, 2017, is approximately $106.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.6 million if each such officer was terminated at March 31, 2017.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a five month average maturity and a 150-basis‑point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at March 31, 2017.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2017, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2017, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2017. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2017, we had recognized $0.5 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2017, we had recorded cumulative unrealized gains of $0.3 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2017. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

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

We initiated a Phase 2 clinical trial of VCL-HB01, our HSV-2 vaccine in September 2016, but the results of the Phase 2 clinical trial may not be positive and the favorable results or trends observed in our previously completed Phase 1/2 clinical trial may not continue in the Phase 2 clinical trial. The Phase 2 clinical trial of VCL-HB01 and any future trials, if any, may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of independent clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.0 million, $9.2 million and $16.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of March 31, 2017, we had incurred cumulative net losses totaling approximately $416.6 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

As of March 31, 2017, we were the assignee or co-assignee of 53 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2017, we were also prosecuting one pending patent application in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

(*)If we fail to comply with federal and state healthcare laws, including fraud and abuse, transparency, and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, which imposes obligations, including mandatory contractual terms, on certain types of individuals and entities and their respective business associates with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional integrity obligations, such as additional reporting and/or oversight requirements if we become subject to a corporate integrity agreement or similar agreement with a governmental authority, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Such third-party payers decide which drugs and treatments they will cover and the amount of reimbursement, and no uniform policy exists. Therefore, coverage and reimbursement for products can differ significantly from payer to payer. Further, the coverage determination process is a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payer separately. Patients rely on third-party payers to reimburse all or part of the cost associated with treatment. If we fail to obtain adequate reimbursement, we could be prevented from successfully commercializing our potential products.

There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. In the United States, the Federal government passed comprehensive healthcare reform legislation, the ACA, in 2010, which Congress may consider legislation to repeal or replace. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In March 2017, following the passage of the budget resolution for fiscal year 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the ACA. However, consensus over the scope of the American Health Care Act could not be reached by its proponents in the U.S. House of Representatives.  Thus, the proposed legislation has been withdrawn and the prospects for legislative action on this bill are uncertain.  Congress could consider other legislation to repeal or replace certain elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, drug pricing by pharmaceutical companies has recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies. Further, third-party payers are increasingly challenging the price of medical products and services. If purchasers or users of our products are not able to obtain adequate reimbursement for the cost of using our products, they may forego or reduce their use. Significant uncertainty exists as to the reimbursement status of newly approved healthcare products, and whether adequate third-party coverage will be available.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2014, to March 31, 2017, our stock price has ranged from $2.05 to $17.90. The following factors, among others, could have a significant impact on the market price of our common stock:

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

32.1	Certification of Vijay B. Samant, Chief Executive Officer and acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(4)	Incorporated by reference to exhibit 3.3(i) filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(5)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 15, 2017	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)