Form 10-Q
period 2017-09-30
VICAL INC
filed 2017-10-24
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Total shares of common stock outstanding at October 15, 2017: 12,606,447

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$10,210	$5,069
Marketable securities, available-for-sale	22,629	30,552
Restricted cash	192	3,311
Deferred contract costs	9,574	5,513
Receivables and other assets	2,745	3,422
Total current assets	45,350	47,867
Long-term investments	2,189	2,046
Property and equipment, net	598	1,173
Intangible assets, net	730	810
Other assets	747	388
Total assets	$49,614	$52,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,078	$4,127
Deferred revenue	7,803	3,018
Total current liabilities	11,881	7,145
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 11,548 and 11,052 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	115	111
Additional paid-in capital	460,501	458,881
Accumulated deficit	(423,010)	(413,878)
Accumulated other comprehensive income	127	25
Total stockholders' equity	37,733	45,139
Total liabilities and stockholders' equity	$49,614	$52,284

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Contract revenue	$3,188	$2,310	$9,458	$10,028
License and royalty revenue	52	332	408	1,340
Total revenues	3,240	2,642	9,866	11,368
Operating expenses:
Research and development	3,004	2,599	9,943	7,380
Manufacturing and production	1,778	993	4,689	5,060
General and administrative	1,639	1,621	4,739	5,330
Total operating expenses	6,421	5,213	19,371	17,770
Loss from operations	(3,181)	(2,571)	(9,505)	(6,402)
Other income:
Investment and other income, net	93	48	273	201
Net loss	$(3,088)	$(2,523)	$(9,232)	$(6,201)
Basic and diluted net loss per share	$(0.27)	$(0.24)	$(0.82)	$(0.64)
Weighted average shares used in computing basic and diluted net loss per share	11,458	10,453	11,237	9,647

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(3,088)	$(2,523)	$(9,232)	$(6,201)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period, net of tax benefit (expense) of $10 and $(7) for three months ended September 30, 2017 and 2016, respectively, and $49 and $56 for nine months ended September 30, 2017 and 2016, respectively	34	(22)	102	121
Other comprehensive gain (loss)	34	(22)	102	121
Total comprehensive loss	$(3,054)	$(2,545)	$(9,130)	$(6,080)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,232)	$(6,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	722	836
Write-off of abandoned patents	—	374
Compensation expense related to stock options and awards	611	804
Changes in operating assets and liabilities:
Deferred contract costs	(4,061)	(3,527)
Receivables and other assets	319	1,625
Accounts payable and accrued expenses	174	65
Deferred revenue	4,785	(138)
Deferred rent	(223)	(416)
Net cash used in operating activities	(6,905)	(6,578)
Cash flows from investing activities:
Maturities of marketable securities	20,016	19,215
Purchases of marketable securities	(12,175)	(25,078)
Purchases of property and equipment	(27)	(230)
Net cash provided by (used in) investing activities	7,814	(6,093)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,116	7,759
Payment of withholding taxes for net settlement of restricted stock units	(3)	(13)
Net cash provided by financing activities	1,113	7,746
Net increase (decrease) in cash, cash equivalents and restricted cash	2,022	(4,925)
Cash, cash equivalents and restricted cash at beginning of period	8,380	16,696
Cash, cash equivalents and restricted cash at end of period	$10,402	$11,771

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2017

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

The unaudited financial statements at September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, included in its Annual Report on Form 10-K filed with the SEC.

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

Restricted Cash

The Company was required to maintain a letter of credit securing an amount equal to twelve months of the then current monthly installment of base rent for the original term of the lease for its facilities, which ended on August 31, 2017. In July 2016, the term of the lease was extended for 16 months through December 2018. During the extended term, the Company is required to maintain a letter of credit securing an amount equal to $0.2 million. As of September 30, 2017, and December 31, 2016, restricted cash of $0.2 million and $3.3 million, respectively, was pledged as collateral for the letter of credit.

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

Manufacturing and Production Costs

Manufacturing and production costs include expenses related to manufacturing contracts and expenses for the production of plasmid DNA for use in the Company’s research and development efforts. Manufacturing expenses related to manufacturing contracts are deferred and expensed when the related revenue is recognized. Deferred contract costs were $9.6 million and $5.5 million at September 30, 2017 and December 31, 2016, respectively. Production expenses related to the Company’s research and development efforts are expensed as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and any assumed issuance of common stock under RSUs as the effect would be antidilutive. Common stock equivalents of 3,260 and 17,065 for the three months ended September 30, 2017 and 2016, respectively, were excluded from the calculation because of their antidilutive effect. Common stock equivalents of 1,087 and 9,800 for the nine months ended September 30, 2017 and 2016, respectively, were excluded from the calculation because of their antidilutive effect.

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

The Company is in the process of evaluating the impact of adopting the new revenue guidance on the Company’s financial position, results of operations, cash flows and related disclosures. Based on the Company’s initial assessment, the Company plans to adopt this new standard using the modified retrospective method which may result in a cumulative effect adjustment as of the date of adoption.  At this time, management does not expect the adoption of the new guidance to have a material impact on revenue recognition related to contracts with remaining performance obligations upon the adoption of the standard. The impact on the Company’s financial statements is not expected to be material because, based upon the preliminary analysis of material contracts under the new revenue recognition standard, management has determined the recognition and allocation of revenue upon the delivery or completion of the Company’s performance obligations are consistent with those under the current revenue recognition model. The Company expects to complete its assessment process, including finalizing a transition method for adoption, in the fourth quarter of 2017 and expects to complete its implementation process prior to the adoption of this ASU on January 1, 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amended guidance simplifies the accounting for share-based payment transactions and became effective for annual periods beginning after December 15, 2016.  The Company adopted this standard during the first quarter of 2017 and elected to recognize forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” that changes the presentation of restricted cash and cash equivalents on the statement of cash flows.  Restricted cash and restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.  This new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted.  The Company adopted this standard in the third quarter of 2017 on a retrospective basis and has presented the cash flow statement in accordance with the new guidance.  The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development	$61	$69	$184	$228
Manufacturing and production	30	25	95	89
General and administrative	92	119	332	487
Total stock-based compensation expense	$183	$213	$611	$804

During the nine months ended September 30, 2017 and 2016, the Company granted stock-based awards with a total estimated value of $0.7 million and $0.6 million, respectively. At September 30, 2017, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.7 million, which is expected to be recognized over a weighted-average period of 1.3 years. Stock-based awards granted during the nine months ended September 30, 2017 and 2016, were equal to 5.1% and 3.1%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

September 30, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$18,495	$—	$11	$18,484
Certificates of deposit	4,145	—	—	4,145
	$22,640	$—	$11	$22,629

December 31, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$23,295	$—	$18	$23,277
Certificates of deposit	7,275	—	—	7,275
	$30,570	$—	$18	$30,552

At September 30, 2017, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2017. As of September 30, 2017, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Employee compensation	$2,045	$2,518
Clinical trial accruals	1,005	446
Accounts payable	610	326
Deferred rent	—	223
Other accrued liabilities	418	614
Total accounts payable and accrued expenses	$4,078	$4,127

5.	LONG-TERM INVESTMENTS

As of September 30, 2017, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of September 30, 2017. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of September 30, 2017, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 3.085%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of September 30, 2017, none of which were realized during the three months ended September 30, 2017. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $95,000 and $109,000 for the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at September 30, 2017, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$4,145	$—	$—	$4,145
Money market funds	4,987	—	—	4,987
U.S. treasuries	18,484	—	—	18,484
Auction rate securities	—	—	2,189	2,189
	$27,616	$—	$2,189	$29,805

	Fair Value Measurements
December 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$7,275	$—	$—	$7,275
Money market funds	1,171	—	—	1,171
U.S. treasuries	23,277	—	—	23,277
Auction rate securities	—	—	2,046	2,046
	$31,723	$—	$2,046	$33,769

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2017. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of September 30, 2017 and December 31, 2016, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the nine months ended September 30, 2017. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2016	$2,046
Total unrealized gains, excluding tax impact, included in other comprehensive loss	143
Balance at September 30, 2017	$2,189
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company is performing research and development services and manufacturing services which are being paid for by Astellas. During the three months ended September 30, 2017 and 2016, the Company recognized $3.1 million and $2.3 million, respectively, of revenue related to these contract services.  During the nine months ended September 30, 2017 and 2016, the Company recognized $9.1 million and $9.8 million, respectively, of revenue related to these contract services. The Company also recognized $0.2 million and $1.2 million in license revenue under the Astellas agreements during the nine months ended September 30, 2017 and 2016, respectively.

9.	STOCKHOLDERS’ EQUITY

On August 1, 2016, the Company entered into a stock purchase agreement with AnGes, Inc., or AnGes, an existing stockholder, to purchase 1,841,420 shares of the Company’s common stock in a private placement. The shares were sold at a price of $4.24 per share. Gross proceeds totaled approximately $7.8 million. The private placement closed on August 2, 2016.

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

In October 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which the Company may issue and sell up to $10.0 million of shares of its common stock from time to time. During the three months ended September 30, 2017, the Company sold 320,983 shares under the ATM Agreement and received gross proceeds of $824,759. During the nine months ended September 30, 2017, the Company sold 450,883 shares under the ATM Agreement and received gross proceeds of $1,139,871.

10.	RELATED PARTY TRANSACTION

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. In exchange for the payment, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit. The decision to sell, license or sublicense rights is a contingent event within the Company’s control.  There are no guarantees for any outcomes of the research activities, no purchase obligations required by the Company and no debt or equity arrangements connected with the research activities.  There are no other written or oral side agreements between the Company and AnGes that indicate that the funding of the research activities will be repaid.  The Company is responsible for the conduct of the research activities. The upfront payment received was deferred and will be recognized as contract revenue as the related research costs are incurred. The deferred revenue is classified as a current liability. During the nine months ended September 30, 2017 the Company recognized $0.4 million of contract revenue related to this collaboration agreement.

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

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have three active product development programs, independent or partnered, in the clinical testing stage in the area of infectious disease comprised of:

•

An ongoing Phase 3 trial of ASP0113 for prevention of cytomegalovirus, or CMV, reactivation in hematopoietic stem cell transplant, or HCT, recipients in collaboration with Astellas Pharma Inc., or Astellas. Enrollment of the trial was completed in September 2016 with a total of 515 subjects. Dosing in the trial was completed in April of 2017 and the one-year follow-up period was completed in September 2017. The primary endpoint of the trial is a composite of overall mortality and CMV end organ disease which will be assessed one year after transplantation. Astellas expects top-line data to be available in the first quarter of 2018. We and Astellas continue to make progress towards a potential Biologics License Application, or BLA, filing with the U.S. Food and Drug Administration, or FDA.  Astellas has indicated that, if approved, it would seek to commercialize ASP0113 in North America, Europe, and Asia.

•

An ongoing Phase 2 trial of VCL-HB01, our therapeutic DNA vaccine for reduction of genital herpes lesion recurrences caused by herpes simplex virus type 2, or HSV-2, infection. Recruitment into the Phase 2 trial of VCL-HB01 has been completed with a total of 261 subjects enrolled at 15 U.S. clinical sites. The four-dose vaccination series was completed in July 2017, and all active subjects are currently being monitored for lesion recurrences during a 12-month follow-up period.  VCL-HB01 is formulated with Vaxfectin® and encodes two full-length HSV-2 antigens gD and UL46, designed to reduce recurrences in patients with symptomatic genital HSV-2 infection. Healthy adult subjects, 18 to 50 years of age, have been randomized 2:1 to receive either vaccine or placebo to evaluate in a double blinded fashion the efficacy and safety of the vaccine. The primary endpoint of the study is annualized lesion recurrence rate which is a clinically meaningful endpoint for both patients and treating physicians as it provides important information on the number of recurrences over time in this chronic disease setting. We expect to deliver top-line data during the second quarter of 2018.

•

A completed first-in-human Phase 1 trial of our novel antifungal VL-2397. The randomized, double-blind, placebo-controlled trial evaluated safety, tolerability and pharmacokinetics of single and multiple ascending doses of intravenous VL-2397 in 96 healthy volunteers. Results pointed to a favorable safety and pharmacokinetic profile for VL-2397. The full data set was presented as one of four presentations at the ASM Microbe 2017 conference in June. The FDA has advised us that VL‑2397 would be eligible for a Limited Use Indication, or LUI, approval in invasive aspergillosis patients for whom alternative regimens are not available, assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the FDA’s advice. The final determination of whether VL-2397 is approvable will be made by the FDA after review of all relevant data. We plan to initiate a Phase 2 trial for the treatment of invasive aspergillosis in acute leukemia patients and allogeneic hematopoietic cell transplant recipients in the fourth quarter of 2017. The FDA has granted us qualified infectious disease product, or QIDP, Orphan Drug and Fast Track designations with respect to VL-2397 for the treatment of invasive aspergillosis.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Source	2017	2016	2017	2016
Astellas supply and services contract	$3.1	$2.3	$9.1	$9.8
Astellas license	—	0.3	0.2	1.2
Other contracts, licenses and royalties	0.2	—	0.6	0.4
Total revenues	$3.3	$2.6	$9.9	$11.4

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Program	2017	2016	2017	2016
CMV	$2.6	$1.5	$7.1	$7.2
HSV-2	0.8	1.2	4.6	2.4
VL-2397	1.1	0.9	1.9	2.6
Other research, development, manufacturing and production	0.3	—	1.0	0.2
Total research, development, manufacturing and production	$4.8	$3.6	$14.6	$12.4

Our current development focus includes our novel DNA vaccines for CMV and HSV-2, and our antifungal for the treatment of invasive fungal infections.

These programs will require significant additional funds to advance through development to commercialization. From inception through September 30, 2017, we had spent approximately $25.2 million on our HSV-2 program, $124.1 million on our CMV programs and $8.7 million on our VL-2397 program.

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

Results of Operations

Three Months Ended September 30, 2017, Compared with Three Months Ended September 30, 2016

Total Revenues. Total revenues increased $0.6 million, or 22.6%, to $3.2 million for the three months ended September 30, 2017, from $2.6 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the revenue recognized under our supply and services agreement with Astellas related to an increase in the ongoing manufacturing validation activities for ASP0113.

Research and Development Expenses. Research and development expenses increased $0.4 million, or 15.6%, to $3.0 million for the three months ended September 30, 2017, from $2.6 million for the three months ended September 30, 2016.  This increase was primarily due to costs associated with the preparation for the initiation of our VL-2397 Phase 2 clinical trial.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.8 million, or 79.1%, to $1.8 million for the three months ended September 30, 2017, from $1.0 million for the three months ended September 30, 2016. This increase was primarily due to a net decrease in deferred costs capitalized during the three months ended September 30, 2017 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses increased $18,000, or 1.1%, to $1.6 million for the three months ended September 30, 2017, from $1.6 million for the three months ended September 30, 2016.

Investment and Other Income, Net. Investment and other income, net, increased $45,000 to $93,000 for the three months ended September 30, 2017, from $48,000 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017, Compared with Nine Months Ended September 30, 2016

Total Revenues. Total revenues decreased $1.5 million, or 13.2%, to $9.9 million for the nine months ended September 30, 2017, from $11.4 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in revenue recognized for the manufacture of ASP0113 material, which was partially offset by an increase in service revenues under our supply and services agreement with Astellas.

Research and Development Expenses. Research and development expenses increased $2.6 million, or 34.7%, to $10.0 million for the nine months ended September 30, 2017, from $7.4 million for the nine months ended September 30, 2016.  This increase was primarily due to an increase in costs related to our ongoing HSV-2 Phase 2 clinical trial which was initiated in September 2016.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $0.4 million, or 7.3%, to $4.7 million for the nine months ended September 30, 2017, from $5.1 million for the nine months ended September 30, 2016. This decrease was primarily due to a net decrease in deferred costs capitalized during the nine months ended September 30, 2017 related to materials manufactured under our supply agreement with Astellas.

General and Administrative Expenses. General and administrative expenses decreased $0.6 million, or 11.1%, to $4.7 million for the nine months ended September 30, 2017, from $5.3 million for the nine months ended September 30, 2016. This decrease was primarily due to a decrease in legal fees, audit fees and facility related costs.

Investment and Other Income, Net. Investment and other income, net, increased $72,000 to $273,000 for the nine months ended September 30, 2017, from $201,000 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $35.2 million at September 30, 2017, compared with $41.0 million at December 31, 2016. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2017, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $6.9 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2017, compared with the prior year period, was primarily the result of an increase in our net loss which was offset by an increase in deferred revenue and a decrease in the collections of accounts receivables.

Net cash provided by (used in) investing activities was $7.8 million and $(6.1) million for the nine months ended September 30, 2017 and 2016, respectively. The increase in net cash provided by investing activities for the nine months ended September 30, 2017, compared with the prior year period, was primarily the result of a net increase in the maturities of marketable securities.

Net cash provided by financing activities was $1.1 million and $7.7 million for the nine months ended September 30, 2017 and 2016, respectively.  The decrease in net cash provided by financing activities for the nine months ended September 30, 2017, compared with the prior year period, was primarily the result of $7.7 million in net proceeds received from the sale of common stock to AnGes in August 2016, which was partially offset by $1.1 million in net proceeds from the sale of our common stock under our at-the-market sales agreement during the 2017 period.

A discussion of our exposure to auction rate securities is included in Part I, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. For example, in August 2016, we sold 1,841,420 shares of our common stock to AnGes in a private placement for gross proceeds of approximately $7.8 million. We currently have on file an effective shelf registration statement that allows us to raise up to $98.9 million from the sale of common stock, preferred stock, debt securities and/or warrants.  In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. Under the ATM Agreement, we may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by us upon prior notice to BP or by BP upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on our Company. We have no obligation to sell any shares under the ATM Agreement, and both we and BP may at any time suspend the sale of shares under the ATM Agreement. During the three months ended September 30, 2017, we sold 320,983 shares under the ATM Agreement and received gross proceeds of $824,759. During the nine months ended September 30, 2017, we sold 450,883 shares under the ATM Agreement and received gross proceeds of $1,139,871.

Despite our current shelf registration statement and the ATM Agreement, additional financing through these or other means may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2018.

Contractual Obligations

Under our pre-existing license agreements, we are required to make certain payments to CytRx in connection with the development and commercialization of our products licensed by Astellas. In addition, certain technology license agreements require us to make other payments if we or our sublicensees advance products through clinical development. For programs developed with the support of U.S. government funding, the U.S. government may have rights to resulting products without payment of royalties to us.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at September 30, 2017, is approximately $106.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.7 million if each such officer was terminated at September 30, 2017.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a three-month average maturity and a 150-basis‑point increase in interest rates. This pro forma fair value would have been $0.1 million lower than the reported fair value of our investments at September 30, 2017.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2017, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2017, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. The auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2017. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2017, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2017, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2017. The key drivers of the valuation model include the expected term, collateralization underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. This security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are a number of factors that could cause a clinical study to fail or be delayed, including:

•	the clinical study may not be designed properly or may produce negative or inconclusive results;
•

regulators, monitoring boards or other entities may not grant permission to start a clinical study or require that we hold, suspend or terminate clinical research for safety, ethical or regulatory reasons, including adverse events, or AEs, reported during the trial;

•	we may encounter delays in reaching agreement with regulators on final clinical study design;
•	we may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;
•	enrollment in our clinical studies may be slower than we anticipate;
•	we may encounter delays in engaging prospective clinical research organizations and clinical trial sites to conduct our clinical studies or may have disagreements with these entities;
•	the cost of our clinical studies may be greater than we anticipate;
•	we may not be able to raise funding necessary to initiate or complete our on-going or planned clinical studies; and
•	the supply or quality of our product candidates or other materials necessary to conduct our clinical studies may be insufficient, inadequate or delayed.

If initiation or completion of our clinical studies or those of our collaborators are delayed, our development costs may increase, the approval process for our product candidates would be delayed, any periods during which we may have the exclusive right to commercialize our product candidates may be reduced and our competitors may have more time to bring products to market or establish market positions.

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

(*) Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of the approved labeling, or result in significant negative consequences following marketing approval, if any.

There is risk that our product candidates may induce AEs, many of which may be unknown at this time. If an unacceptable frequency and/or severity of AEs are reported in clinical studies for our product candidates, our ability to obtain regulatory approval for may be negatively impacted. Even if we receive regulatory approval, AEs associated with any approved products could have significant negative consequences, including:

•	regulatory authorities may approve the product only with a risk evaluation and mitigation strategy (REMS), potentially with restrictions on distribution and other elements to assure safe use (ETASU);
•	regulatory authorities may withdraw their approval of the product or impose restrictions on its distribution in a form of a modified REMS;
•	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;
•	we may be required to change the way the product is administered or to conduct additional clinical studies;
•	we could be sued and held liable for harm caused to patients; and
•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining regulatory approvals or market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $9.0 million, $9.2 million and $16.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of September 30, 2017, we had incurred cumulative net losses totaling approximately $423.0 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Currently our revenues are largely dependent on manufacturing and research services performed under our license agreement with Astellas. That revenue may decrease once the ASP0113 trials are complete or in the event that the development of the ASP0113 program ceases.  If this were to occur and if we are unable to enter into additional manufacturing services arrangements with other parties, our revenues from manufacturing activities would not cover our costs of maintaining our manufacturing capabilities, which could increase our net losses. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $98.9 million from the sale of common stock, preferred stock, debt securities and/or warrants. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. As of September 30, 2017, there was $8.9 million of our common stock available to be sold under the BP ATM Agreement. However, BP is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or generate sufficient proceeds to meet our capital requirements.

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

If any of our product candidates receive regulatory approval, the FDA or other foreign regulatory agencies may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. If a regulatory agency discovers previously unknown problems with a product or a product class, including AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or product class, our collaborators and licensees or us, including requiring withdrawal of a product from the market. Our product candidates will also be subject to ongoing FDA and other foreign regulatory agency requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If we or our collaborators and licensees fail to maintain regulatory compliance after receiving marketing approval, we or our collaborators and licensees may be unable to market our products and our business could suffer.

Adverse events or the perception of adverse events in the field of gene therapy, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

The commercial success of some of our product candidates will depend in part on public acceptance of the use of gene therapy for preventing or treating human diseases. Serious AEs, including patient deaths, have occurred in clinical trials utilizing viral delivery systems to deliver therapeutic genes to the patient’s targeted cells. Although none of our current products or studies utilize viral delivery systems, these AEs, as well as any other AEs in the field of gene therapy that may occur in the future, may negatively influence public perception of gene therapy in general. If public perception is influenced by claims that gene therapy is unsafe, our product candidates may not be accepted by the general public or the medical community.

Future AEs in gene therapy or the biotechnology industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials. In addition, any AEs that may occur in our clinical trials and any resulting publicity may cause regulatory delays or otherwise affect our product development efforts or clinical trials.

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, although we do not believe our vaccine candidates could cause the diseases they are designed to protect against, a temporal relationship between vaccination and disease onset could be perceived as causal. Some of our products are designed to stimulate immune responses, and those responses, if particularly strong or uncontrolled, could result in local or systemic AEs, including latent AEs.

(*)Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

As of September 30, 2017, we were the assignee or co-assignee of 52 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2017, we were also prosecuting two pending patent application in the United States and in foreign countries that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. For example, in the United States, the Federal government passed comprehensive healthcare reform legislation, the ACA, in 2010. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program.  Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. The Trump administration has also announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2014, to September 30, 2017, our stock price has ranged from $2.05 to $17.90. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $98.9 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

ITEM 6.       EXHIBITS

Exhibit Number	Description of Document

3.1(1)	Restated Certificate of Incorporation. (P)
3.2(2)	Amended and Restated Bylaws.
3.3(3)	Certificate of Amendment to Restated Certificate of Incorporation.
3.4(4)	Certificate of Amendment to Restated Certificate of Incorporation.
3.5(5)	Certificate of Amendment to Restated Certificate of Incorporation.
3.6(6)	Certificate of Amendment to Restated Certificate of Incorporation.
4.1(1)	Specimen Common Stock Certificate. (P)
10.1(7)	Amended and Restated Stock Incentive Plan of Vical Incorporated.
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

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anthony A. Ramos, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(P)	Paper exhibit
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088).
(3)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(4)	Incorporated by reference to exhibit 3.3(i) filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088).
(5)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.
(6)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(7)	Incorporated by reference to exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: October 24, 2017	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)