Form 10-K
period 2017-12-31
VICAL INC
filed 2018-03-15
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐    Yes    ☒  No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Capital Market on June 30, 2017, was approximately $24,080,765.

The number of shares of common stock outstanding as of February 28, 2018, was 21,812,807.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2018	Part III

VICAL INCORPORATED

FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the timing of on-going clinical trials and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 15 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

PART I

ITEM 1.	BUSINESS

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases.

We currently have three active development programs in the area of infectious disease comprised of:

•

An ongoing Phase 2 trial of our HSV-2 therapeutic vaccine, VCL-HB01, to treat patients with symptomatic genital herpes infection. The vaccine candidate is currently being evaluated in a Phase 2 study in adult subjects, 18 to 50 years of age who are randomized 2:1 to receive either vaccine or placebo. Recruitment of 261 subjects at 15 U.S. clinical sites was completed in April 2017 and dosing was completed in July 2017. Following the 4th vaccination, each subject entered a 12-month surveillance period during which each new lesion recurrence is assessed in the clinic by the investigator. After the last subject has completed a minimum of 9 months of surveillance, the primary endpoint of annualized recurrence rate will be calculated based on recurrences that are both clinically - and virologically - confirmed. This endpoint provides important information on the number of recurrences over time in this chronic disease setting and is clinically meaningful for both patients and treating physicians. We expect to deliver top-line results during the second quarter of 2018.

•

An ongoing Phase 2 trial of our novel antifungal VL-2397, for the treatment of patients with invasive aspergillosis. The multicenter, open label randomized clinical study, will compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic hematopoietic cell transplant (HCT). The global Phase 2 trial will enroll approximately 200 patients and will be randomized on a 2:1 basis with approximately 134 patients treated with VL-2397 and 66 patients treated with a standard treatment course of their physician's choice of voriconazole, isavuconazole or liposomal amphotericin B. The patients in the VL-2397 arm will receive daily treatment with VL-2397 for 4 weeks, followed by a 2-week course of physician’s choice of the comparator. The primary endpoint of all-cause mortality will be measured at 4 weeks and again at 6 weeks for the key secondary endpoint. The trial will be conducted at selected sites in North America, Europe and Asia. The U.S. Food and Drug Administration (FDA) has advised that VL 2397 would be eligible for a Limited Use Indication (LUI) approval assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the Agency's advice. The final determination whether the drug is approvable will be made by FDA after review of all relevant data. The LUI is a provision of the Limited Population Pathway established under the 21st Century Cures Act of 2016. The FDA has granted Qualified Infectious Disease Product (QIDP), Orphan Drug and Fast Track designations for VL-2397 in the treatment of invasive aspergillosis.

•

An ongoing early stage development program of a novel treatment for chronic hepatitis B virus (CHB) infection based on our DNA and lipid-delivery technologies. The initial stage of this program will be to demonstrate preclinical proof of concept for inhibiting hepatitis B virus (HBV) infection in a mouse model in the second half of 2018. The ultimate aim of this program would be to demonstrate eradication of persistent HBV infection in CHB patients. This preclinical development effort is being conducted in collaboration with our strategic partner, AnGes, Inc. of Osaka, Japan.

Corporate Information

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

Infectious Diseases

We are focusing our development efforts on infectious disease indications. DNA vaccines use portions of the genetic code of a pathogen to cause the host to produce proteins of the pathogen that may induce an immune response. Compared with conventional vaccines that use live, weakened, or killed pathogens to produce an immune response, this method potentially offers superior safety and ease of manufacturing, as well as convenient storage and handling characteristics. DNA vaccines have the potential to induce potent T-cell responses against target pathogens as well as trigger production of antibodies. Over the past decade, many scientific publications have documented the effectiveness of DNA vaccines in contributing to immune responses in dozens of species, including fish, nonhuman primates and humans. We believe important steps in the validation of DNA vaccines occurred in 2005 when our licensee Aqua Health received Canadian approval to market its proprietary product, Apex®-IHN, a DNA vaccine to protect farm-raised salmon against infectious hematopoietic necrosis virus, or IHNV, and again in late 2009, when our licensee Merial received approval from the U.S. Department of Agriculture, or USDA, to sell a therapeutic DNA vaccine, ONCEPT®, designed to aid in extending the survival time of dogs with oral melanoma.

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

Business Strategy

There are two basic elements to our business strategy:

Develop Products Independently

We are currently focusing our resources on the development of our HSV-2 therapeutic vaccine and our antifungal drug candidate. The selection of targets for our development programs is driven by three key criteria: the complexity of the product development program, competition, and commercial opportunities. We intend to retain significant participation in the commercialization of any independently developed proprietary DNA vaccines and therapeutics that receive regulatory approval, although we may choose to enlist the support of partners to accelerate product development and commercialization.

We are also focusing our resources on VL-2397, a therapeutic antifungal product candidate we in-licensed from Astellas Pharma Inc. (“Astellas”). We believe our technologies may lead to the development of novel preventive or therapeutic products for infectious disease targets. DNA vaccines may help combat diseases for which conventional vaccine methods have been unsuccessful.

Expand the Applications of Our Technologies through Strategic Collaborations

We have collaborated with major pharmaceutical and biotechnology companies and government agencies, providing us access to complementary technologies or greater resources. These collaborations are intended to provide us with mutually beneficial opportunities to expand or advance our product pipeline and serve significant unmet medical needs. We have licensed our intellectual property to other companies to leverage our technologies for applications that may not be appropriate for our independent product development.

Product Development

The table below summarizes our active development programs.

Product/Concept	Intended Use	Development Status[1]
VCL-HB01therapeutic vaccine for HSV-2	Prevent and protect against lesion recurrence	Phase 2
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 2
Chronic hepatitis B	Eradication of persistent HBV infection	Preclinical

1

“Preclinical” (or “nonclinical”) indicates that a specific product candidate is undergoing in vitro testing and/or in vivo testing in animals. “Phase 1” clinical trials are typically conducted with a small number of patients or healthy subjects to evaluate safety, determine a safe dosage range, identify side effects, and, if possible, gain early evidence of effectiveness. “Phase 2” clinical trials are conducted with a larger group of patients to evaluate effectiveness of an investigational product for a defined patient population, and to determine common short-term side effects and risks associated with the product candidate. “Phase 3” clinical trials involve large scale, multi-center, comparative trials that are conducted with patients afflicted with a target disease to evaluate the overall benefit-risk relationship of the investigational product and to provide an adequate basis for product labeling.

HSV–2 Program

In June 2016, we announced the initiation of a Phase 2 trial of our HSV-2 therapeutic vaccine, VCL-HB01, to treat patients with symptomatic genital herpes infection. The vaccine candidate is currently being evaluated in adult subjects, 18 to 50 years of age who are randomized 2:1 to receive either vaccine or placebo. Recruitment of 261 subjects at 15 U.S. clinical sites was completed in April 2017 and dosing was completed in July 2017. Following the 4th vaccination, each subject entered a 12-month surveillance period during which each new lesion recurrence is assessed in the clinic by the investigator. After the last subject has completed a minimum of 9-months of surveillance, the primary endpoint of annualized recurrence rate will be calculated based on recurrences that are both clinically - and virologically - confirmed. This endpoint provides important information on the number of recurrences over time in this chronic disease setting and is clinically meaningful for both patients and treating physicians. We expect to deliver top-line results during the second quarter of 2018.

In June 2015, we announced top-line results from our Phase 1/2 trial of our VCL-HB01. A total of 165 HSV-2-seropositive patients were enrolled in the trial. The randomized, double-blind, placebo-controlled trial evaluated safety, tolerability and efficacy in otherwise healthy patients aged 18 to 50 years who had experienced two to nine genital herpes recurrences within the prior year. This trial tested the effectiveness of two HSV-2 vaccines, a monovalent vaccine and VCL-HB01, a bivalent vaccine, by comparing the viral shedding rate prevaccination (baseline) to the viral shedding rate postvaccination of each subject. In addition to this primary efficacy endpoint, this trial also evaluated several secondary outcome measures, including genital lesion rate change from baseline, the HSV viral load (or copy numbers) change from baseline, as well as the immunological responses over time from baseline.

Neither the monovalent nor VCL-HB01 met the primary endpoint (reduction of viral shedding from baseline).  However, VCL-HB01-vaccinated patients achieved statistically significant reductions in the clinically meaningful secondary endpoint of genital lesion rate at 3 months after their final dose. All patients were also followed for safety for 12 months after their final vaccine dose. In addition, we collected clinical efficacy data including lesion rate at 9 months after their final dose.  VCL-HB01 continued to achieve statistically significant reductions in the genital lesion rate when compared to the pre-vaccination period at the nine-month time point after the patients’ final dose. Neither the placebo nor the monovalent vaccine groups achieved statistical significance on this endpoint at nine months after vaccination.

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

Antifungal Program

In February 2018, we initiated a Phase 2 trial of our novel antifungal VL-2397, for the treatment of patients with invasive aspergillosis. The multicenter, open label randomized clinical study, will compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic HCT. The global Phase 2 trial will enroll approximately 200 patients and will be randomized on a 2:1 basis with approximately 134 patients treated with VL-2397 and 66 patients treated with a standard treatment course of their physician's choice of voriconazole, isavuconazole, or liposomal amphotericin B. The patients in the VL-2397 arm will receive daily treatment with VL-2397 for 4 weeks, followed by a 2-week course of physician’s choice of the comparator. The primary endpoint of all-cause mortality will be measured at 4 weeks and again at 6 weeks for the key secondary endpoint. The trial will be conducted at selected sites in North America, Europe and Asia. The U.S. FDA has advised that VL 2397 would be eligible for a Limited Use Indication (LUI) approval assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the Agency's advice. The final determination whether the drug is approvable will be made by FDA after review of all relevant data. The LUI is a provision of the Limited Population Pathway established under the 21st Century Cures Act of 2016. In the case of VL-2397, the LUI approval would be for patients for whom alternative regimens are not available to treat their invasive aspergillosis.  A Phase 3 trial would be required to support full approval of VL-2397 for the treatment of invasive aspergillosis in a broader population. The FDA has granted Vical Qualified Infectious Disease Product (QIDP), Orphan Drug and Fast Track designations for VL-2397 in the treatment of invasive aspergillosis.

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

About Invasive Aspergillosis

Invasive aspergillosis is a life-threatening infection that typically affects immunocompromised patients, including those with acute leukemia and recipients of allogeneic HCT or lung transplants. Infection typically starts in the lungs and rapidly disseminates to other tissues. An estimated 200,000 cases of invasive aspergillosis are diagnosed annually worldwide.

Other Infectious Disease Programs

Ebola

In January 2015, we and AnGes announced a collaboration to develop and commercialize an equine polyclonal antibody therapy for patients afflicted with Ebola virus disease. We developed and provided to AnGes a DNA vaccine encoding the glycoprotein antigen of the 2014 Zaire strain of Ebola virus, formulated with our proprietary Vaxfectin® adjuvant. AnGes received the right to exclusively develop and commercialize the equine polyclonal antibody therapy in Japan and will be responsible for all development costs. We received an upfront payment and are eligible to receive royalties on net sales and a percentage of payments received by AnGes under any sub-licensing agreements.  Characterization studies of the equine polyclonal antibodies are ongoing.

Adjuvant Development

DNA Vaccines with Vaxfectin®

Vaxfectin® is our proprietary, cationic lipid formulation optimized to increase the immune response to vaccines. Vaxfectin® formulations have demonstrated safety and adjuvant activity in DNA vaccine applications in multiple animal models, including nonhuman primates. Studies of Vaxfectin®-formulated DNA vaccines against CMV and measles have shown enhanced immunogenicity in rodents and nonhuman primates. Vaxfectin®-formulated DNA vaccines have also been tested in approximately 400 healthy human subjects receiving influenza, dengue, or HSV-2 vaccines, and collectively, these Phase 1 trials indicate favorable safety profiles of these vaccines. We believe Vaxfectin® is an important potentiator of both antibody and T-cell mediated immune responses to DNA vaccines.

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

In-licensing

Astellas. In March 2015, we entered into a license agreement with Astellas, granting us exclusive worldwide license to develop and commercialize our novel antifungal candidate, VL-2397.  As consideration for the rights under the license, we issued 86,121 shares of our common stock to Astellas and made an up-front payment of $250,000 in cash. The license agreement provides for potential development, regulatory and sales milestone payments totaling up to $99.0 million, as well as tiered single-digit royalty payments based on net sales of licensed products.  The royalty payments are subject to reduction on a country-by-country basis in certain circumstances where there is not exclusivity in the country. We are responsible for the worldwide development, manufacturing and commercialization of licensed products, at our cost, and we are required to use commercially reasonable efforts with respect to such development and commercialization activities.

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

CytRx. In 2001, we entered into an exclusive agreement with CytRx Corporation, or CytRx, which grants us rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all nonexcluded preventive and therapeutic human and animal health applications, including CMV. In addition, the agreement permits our use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, we made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. As of December 31, 2017, we had paid CytRx $5.5 million under the agreement.

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

As of December 31, 2017, the aggregate potential milestone payments that we could be obligated to pay under our active in-license agreements total approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. Although we believe that some of the milestones contained in the in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are highly contingent and we have limited control over whether the regulatory milestones will be achieved, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under these in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

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

•

Lipid Technologies. We are the sole assignee of issued U.S. patents covering numerous examples of cationic lipid compounds that are used to facilitate delivery of plasmids to some tissues. Our HSV-2 therapeutic vaccine candidate and our Vaxfectin® adjuvant are protected in-part by lipid technology and/or lipid compound patents that extend up to March 24, 2020. Patent protection of these key lipids also has been obtained in Europe, Canada and Japan. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

Specific DNA Products. Protection for our therapeutic vaccine candidate for HSV-2 includes issued patents in the U.S. and Japan and other foreign counterparts pending in Australia, Canada, and Europe, all of which will expire on July 20, 2027. These patents are co-owned with the University of Washington. Under the Hatch-Waxman Act, a U.S. patent term extension for up to 5 years may be available under certain conditions.

•

Antifungal Technology. We have been granted the exclusive right to Astellas patents which claim the composition of matter of, and methods of making or using, VL-2397. All of these issued U.S. patents and foreign counterparts will expire on March 13, 2029.

As of December 31, 2017, we were the assignee or co-assignee of 46 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

As of December 31, 2017, we were also prosecuting one pending patent application in the United States and one in Canada that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

See “Risk Factors—Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products,” and “The legal proceedings to obtain and defend patents, and litigation of third-party claims of intellectual property infringement, could require us to spend money and could impair our operations.”

Commercialization and Manufacturing

We intend to develop and commercialize products both on our own and through collaborators. We intend to develop and commercialize products in well-defined specialty markets, including infectious diseases. Where appropriate, we intend to rely on strategic marketing and distribution alliances.

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

In addition, a number of companies are developing products to address the same diseases that we are targeting. For example, Sanofi, Genocea Biosciences, Inc. and others have products or development programs for HSV-2 treatment. Amplyx Pharmaceuticals, F2G Ltd, Cidera, Inc., and Scynexis, Inc. and others have products or development programs for treatment of invasive fungal infections. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Government Regulation

FDA Review and Approval

Any products we develop will require regulatory clearances prior to conducting clinical trials and additional regulatory approvals prior to commercialization. New gene-based products for vaccine or therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply are uncertain at this time due to the novelty of the gene-based products and indications, or uses, that are currently under development. In the United States, the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their implementing regulations govern, among other things, biopharmaceutical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, and other promotional practices.

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

To obtain FDA approval prior to marketing a biopharmaceutical product in the United States typically requires several phases of clinical trials to demonstrate the safety and efficacy of the product candidate. Clinical trials are the means by which experimental treatments are tested in humans, and are conducted following preclinical testing. Clinical trials may be conducted within the United States or in foreign countries. If clinical trials are conducted in foreign countries, the products under development as well as the trials are subject to regulations of the FDA and/or its regulatory counterparts in the other countries. Upon successful completion of clinical trials, approval to market the treatment for a particular patient population may be requested from the FDA in the United States and/or its counterparts in other countries.

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

We received QIDP, Orphan Drug, and Fast Track designation for VL-2397 for the treatment of invasive aspergillosis. With Qualified Infectious Disease Product designation, if VL-2397 for the treatment of invasive aspergillosis is approved by FDA, the FDA will extend by an additional five years any non-patent marketing exclusivity period awarded. FDA’s Fast Track Drug Development Program is a process designed to facilitate the development and expeditious review of drugs to treat serious conditions and fill an unmet medical need. This designation allows for companies to interact with the FDA review team frequently to discuss critical development issues such as study design, required safety data necessary to support approval, and structure and content of an application. Additionally, should the FDA determine that a Fast Track product may be effective after their preliminary evaluation of clinical data submitted by a sponsor, the FDA may also consider reviewing portions of a marketing application before the sponsor submits the complete application, known as a “rolling” submission.

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

•

Federal false claims and false statement laws, including the federal civil False Claims Act, which may be enforced through whistleblower or qui tam actions, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, for payment to, or approval by, federal programs, including Medicare and Medicaid, claims for items or services, including drugs, that are false or fraudulent or not provided as claimed. Entities can be held liable under these laws if they are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers, promoting a product off‑label, or for providing medically unnecessary services or items.

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

The United States and some foreign jurisdictions are considering or have enacted legislative and regulatory proposals to contain healthcare costs, as well as to improve quality and expand access. For example, in March 2010, ACA was signed into law that included a number of provisions of importance to the pharmaceutical industry. Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress also could consider subsequent legislation to repeal or repeal and replace elements of the ACA.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011 was enacted, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2018, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals and imaging centers. We expect that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that may be charged for any of our product candidates, if approved.

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

Employees

As of December 31, 2017, we had 74 full-time employees, including 7 with doctorate degrees and two medical doctors. Of these full-time employees, 54 were engaged in, or directly supporting, research and development and manufacturing activities, and 20 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.

Executive Officers of the Registrant

Our executive officers and other executives are as follows:

Name	Age[1]	Position
Vijay B. Samant[2]	65	President, Chief Executive Officer and Director
Keith D. Hall	56	Vice President, Operations
Mammen P. Mammen, Jr., M.D.[2]	54	Sr. Vice President, Clinical Development
Anthony A. Ramos[2]	51	Vice President, Chief Financial Officer
Larry R. Smith, Ph.D.[2]	57	Sr. Vice President, Research

[1]	As of December 31, 2017.
[2]	Executive officer.

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

Mammen P. Mammen, Jr., M.D., joined us as Vice President, Clinical Vaccines, in November 2012 and was named Senior Vice President, Clinical Development in May 2017. Prior to joining us, he served as Infectious Disease Consultant and Chief, Pandemic Warning Team, U.S. Department of Defense, Fort Detrick, Maryland. From 2006 to 2010, he served as the Army’s Product Manager for vaccines in Advanced Development against dengue, hepatitis E, and HIV viruses for the U.S. Army Medical Research and Materiel Command, Fort Detrick, Maryland. As Chief, Department of Virology, the Armed Forces Research Institute of Medical Sciences, Thailand, from 2001 to 2006, Dr. Mammen managed a number of the Army’s FDA-regulated vaccine studies. Dr. Mammen received his M.D. degree from the Pennsylvania State University College of Medicine and is Board-certified in Infectious Diseases. He has been elected as Fellow by the Infectious Disease Society of America and the American College of Physicians. He received his Internal Medicine and Infectious Disease clinical training from the Walter Reed Army Medical Center. He earned a B.A. degree in mathematics from Williams College. Dr. Mammen has authored or co-authored nearly 50 scientific publications spanning multiple emerging and re-emerging infectious diseases.

Anthony A. Ramos joined us as Corporate Controller in February 2005 and was named Chief Accounting Officer in July 2010, Vice President of Finance in December 2013 and Chief Financial Officer in May 2017. From January 1999 until joining Vical, Mr. Ramos held various positions at Copper Mountain Networks, Inc., a publicly held network communications company, most recently as Vice President of Finance with broad responsibilities in finance, accounting, treasury, risk management and corporate governance. From April 1996 until joining Copper Mountain Networks, Mr. Ramos was Accounting Manager at Viasat, Inc., a publicly held digital communications company, where he held accounting and financial reporting responsibilities. From January 1990 until joining Viasat, Mr. Ramos served as an audit manager at PricewaterhouseCoopers LLP, where his clients included life sciences, computer software and telecommunications companies as well as government contractors. Mr. Ramos received his bachelor’s degree in business administration and accounting from San Diego State University and is a Certified Public Accountant.

Larry R. Smith, Ph.D., joined us as Executive Director, Vaccinology in September 2003, and was named Vice President, Vaccine Research in October 2006 and Senior Vice President, Research in May 2017. Prior to joining Vical, Dr. Smith was Director of Viral Vaccines Research at Wyeth Vaccines, where he oversaw the immunogenicity testing of various viral vaccines including a number of recombinant viral vectors. Prior to joining Wyeth in 1996, Dr. Smith was a Scientific Investigator at Immune Response, where he identified autoreactive T-cell targets in psoriasis and multiple sclerosis which led to the clinical testing of several therapeutic vaccine candidates. Dr. Smith received a B.S. degree in biology from Purdue University, a Ph.D. in microbiology and immunology from the University of Texas Medical Branch, and was a postdoctoral fellow in the Immunology Department at Scripps Clinic and Research Foundation.

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

None of our product candidates has been approved for sale, and we have a limited number of product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

All of our product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, we may stop development and regulatory authorities will not approve them. For example, in 2018 development of ASP0113, an investigational CMV therapeutic vaccine developed by us and based on our DNA delivery technology, was terminated following negative results from a Phase 3 trial.

We have on-going Phase 2 clinical trials of VCL-HB01, our HSV-2 vaccine, and VL-2397, our novel antifungal, but the results of the Phase 2 clinical trials may not be positive and the favorable results or trends observed in our previously completed clinical trials of these product candidates may not continue in the Phase 2 clinical trials. Our ongoing Phase 2 clinical trials and any future trials may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

All of the product candidates we are developing will require significant costs to advance through the development stages. If such product candidates are advanced through clinical trials, the results of such trials may not support approval by the FDA or comparable foreign agencies. Even if approved, our products may not be commercially successful, particularly if they do not gain market acceptance among physicians, patients, healthcare payers and relevant medical communities. If we fail to develop and commercialize our product candidates, we may be forced to curtail or cease operations.

Our clinical trials or those of our partners may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. We and our licensees have in the past suffered significant setbacks in advanced clinical trials due to lack of efficacy, notwithstanding promising results in earlier trials. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial. In June 2015, we announced that our HSV-2 product candidates did not meet the primary endpoint in a Phase 1/2 clinical study. In September 2016, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 2 clinical study in kidney transplant patients and in January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development. Most product candidates that commence clinical trials are never approved as products.

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

Our revenues have depended on the development and commercialization of products in collaboration with others to whom we have licensed our technologies. If we are unable to find additional collaborators or licensees, or if future collaborators or licensees do not successfully develop and commercialize products covered by such arrangements, we may not be able to derive collaboration and licensing revenues, we may lose opportunities to validate our DNA delivery technologies, or we may be forced to curtail our development and commercialization efforts in these areas.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues have partially depended upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. For example, our licensee Astellas recently exercised its rights to terminate the license agreements related to ASP0113, an investigational CMV therapeutic vaccine, following negative results from a Phase 3 clinical trial. The revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the past three years. During the years ended December 31, 2017, 2016 and 2015, we recognized $0.3 million, $1.5 million and $1.8 million, respectively, of revenue related to license fees, and $13.5 million, $12.5 million and $14.7 million, respectively, of revenue related to contract services and product supply. If we are unable to enter into new collaboration or licensing arrangements with third parties, we will not receive additional revenues from these sources and our financial results will be negatively impacted. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $13.0 million, $9.0 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had incurred cumulative net losses totaling approximately $426.7 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Over the past several years our revenues have been largely dependent on manufacturing and research services performed under our license agreement with Astellas. In February 2018, Astellas exercised its rights to terminate the ASP0113 license agreements, and we will therefore not receive any further payments under these agreements. We also do not expect to enter into additional manufacturing services arrangements with other parties, and as a result revenues from manufacturing activities will not cover our costs of maintaining our manufacturing capabilities, which could increase our net losses. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $95.7 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities we may sell under the registration statement in any 12-month period. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. As of December 31, 2017, there was $5.7 million of our common stock available to be sold under the BP ATM Agreement.  However, BP is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or generate sufficient proceeds to meet our capital requirements.

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

If we do not realize the expected benefits and successfully manage the transition from the restructuring that we announced in January 2018, our operations and financial condition may be negatively impacted.

In January 2018, we implemented a restructuring designed to conserve capital and focus our efforts on our VL-2397 antifungal drug product candidate and VCL-HB01 vaccine candidate. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities or that any of our restructuring efforts will be successful.

We will also need to effectively manage our operations and facilities in order to advance our drug development programs and support our collaboration arrangements. Following our January 2018 restructuring, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain effective operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage the transition of our restructured operations, we may be unsuccessful in executing our business strategy.

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

We have no experience in submitting a BLA or an NDA to the FDA. Because these applications must be submitted to and approved by the FDA before any of our product candidates may be commercialized, our lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, which in turn would delay or prevent us from commercializing those products. Similarly, our lack of experience with respect to obtaining regulatory approvals in countries other than the United States may impede our ability to commercialize our products in those countries.

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

As of December 31, 2017, we were the assignee or co-assignee of 46 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of December 31, 2017, we were also prosecuting one pending patent application in the United States and one in Canada that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our and our collaborators’success will depend in part on our, or our collaborators’, ability to obtain patent protection for our products and processes, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

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

We are highly dependent on our principal scientific, manufacturing, clinical, regulatory and management personnel, including Vijay B. Samant, our President and Chief Executive Officer. The loss of the services of these individuals might significantly delay or prevent the achievement of our objectives. For example, due to the loss of various scientific, clinical and regulatory personnel as a result of our January 2018 restructuring, we may be less effective in advancing our product candidates. We do not maintain “key person” life insurance on any of our personnel. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. To pursue our product development plans, we may need to hire additional management personnel and additional scientific personnel to perform research and development, as well as additional personnel with expertise in clinical trials, government regulation and manufacturing. However, due to the reasons noted above, we may not be successful in hiring or retaining qualified personnel and therefore we may not be able to achieve our business objectives.

We currently depend on third parties to conduct our clinical trials and may depend on third parties to manufacture our product candidates commercially.

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

We may also depend on collaborators, licensees or other third parties to manufacture our product candidates in commercial quantities. There are a limited number of third parties that could manufacture our product candidates. We may be unable to enter into any arrangement for the commercial manufacture of our product candidates, and any arrangement we secure may not meet our requirements for manufacturing quality or quantity. Our dependence on third parties for the commercial manufacture of our product candidates may also reduce our profit margins and our ability to develop and deliver products in a timely manner.

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

There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. For example, in the United States, the Federal government passed comprehensive healthcare reform legislation, the ACA, in 2010. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program.  Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or repeal and replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

In addition, drug pricing by pharmaceutical companies has recently come under increased scrutiny. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the out-of-pocket cost of prescription drugs, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains additional drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid and to eliminate cost sharing for generic drugs for low-income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our current product candidates and those for which we may receive regulatory approval in the future.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended.  The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.  Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected.  In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law.  The impact of this tax reform on holders of our common stock is also uncertain and could be adverse.  We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Our stock price could continue to be highly volatile and you may not be able to resell your shares at or above the price you pay for them.

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2015, to December 31, 2017, our stock price has ranged from $1.66 to $15.50. The following factors, among others, could have a significant impact on the market price of our common stock:

•	The results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our collaborators, licensees or competitors;
•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our collaborators, licensees or competitors;
•	Our ability to enter into new collaboration and licensing agreements and the success of any collaborators and licensees in the development or commercialization of our product candidates;
•	The announcement by us or our collaborators, licensees or competitors of technological innovations or new products;
•	Developments concerning our patent or other proprietary rights or those of our collaborators, licensees or competitors, including litigation and challenges to our proprietary rights;
•	Other developments with our collaborators or licensees, including our entry into new collaborative or licensing arrangements;
•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;
•	U.S. and foreign governmental regulatory actions;

•	Changes or announcements in reimbursement policies;
•	Period-to-period fluctuations in our operating results;
•	Market conditions for life science stocks in general;
•	Changes in the collective short interest in our stock;
•	Changes in estimates of our performance by securities analysts; and
•	Our cash balances, need for additional capital, and access to capital.

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

In addition, in August 2016, we completed a private placement of 1,841,420 shares of common stock to AnGes.  In connection with the private placement, AnGes agreed to vote all of its shares in accordance with the recommendations of our board of directors on any matter brought before our stockholders for a vote, subject to certain limitations.  This voting provision may also discourage or prevent attempts by other stockholders to replace members of our board of directors or engage in acquisition activities that our board of directors does not determine to be in the best interests of our stockholders.

The issuance of preferred stock could adversely affect our common stockholders.

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $95.7 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Our common stock is listed on the Nasdaq Capital Market under the symbol VICL and until January 25, 2016 was listed on the Nasdaq Global Market. The following table presents quarterly information on the range of high and low sales prices for our common stock during the periods presented.

2017	High	Low
First Quarter	$2.72	$2.05
Second Quarter	2.76	2.08
Third Quarter	2.76	2.32
Fourth Quarter	3.70	1.66

2016	High	Low
First Quarter	$4.70	$2.81
Second Quarter	4.80	3.58
Third Quarter	4.57	2.84
Fourth Quarter	3.15	2.21

As of February 28, 2018, there were approximately 134 stockholders of record of our common stock and 21,812,807 shares of our common stock outstanding. We have never declared or paid any dividends and do not expect to pay any dividends in the foreseeable future. We did not repurchase any of our common stock in the fourth quarter of 2017.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2012. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue	$13,401	$12,804	$18,860	$13,304	$5,846
License and royalty revenue	418	1,727	2,090	1,913	1,872
Total revenues	13,819	14,531	20,950	15,217	7,718
Operating expenses:
Research and development	14,391	10,355	11,061	11,467	14,558
Manufacturing and production	6,479	6,291	10,927	10,824	12,698
General and administrative	6,335	7,062	8,366	9,552	11,814
Total operating expenses	27,205	23,708	30,354	31,843	39,070
Loss from operations	(13,386)	(9,177)	(9,404)	(16,626)	(31,352)
Investment and other income, net	426	204	166	134	114
Net loss	(12,960)	(8,973)	(9,238)	(16,492)	(31,238)
Net loss per share (basic and diluted)	$(1.01)	$(0.90)	$(1.01)	$(1.86)	$(3.60)
Weighted average shares used in per share calculation	12,888	10,019	9,175	8,879	8,684
Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$62,900	$40,978	$42,006	$49,123	$55,477
Working capital	59,400	40,722	40,336	46,129	54,434
Total assets	80,494	52,284	49,914	57,979	66,353
Long-term obligations , less current portion	—	—	359	856	1,288
Total stockholders’ equity	63,577	45,139	45,393	51,922	61,412

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have three active development programs in the area of infectious disease comprised of:

•

An ongoing Phase 2 trial of our HSV-2 therapeutic vaccine, VCL-HB01, to treat patients with symptomatic genital herpes infection. The vaccine candidate is currently being evaluated in a Phase 2 study in adult subjects, 18 to 50 years of age who are randomized 2:1 to receive either vaccine or placebo. Recruitment of 261 subjects at 15 U.S. clinical sites was completed in April 2017 and dosing was completed in July 2017. Following the 4th vaccination, each subject entered a 12-month surveillance period during which each new lesion recurrence is assessed in the clinic by the investigator. After the last subject has completed a minimum of 9-months of surveillance, the primary endpoint of annualized recurrence rate will be calculated based on recurrences that are both clinically - and virologically - confirmed. This endpoint provides important information on the number of recurrences over time in this chronic disease setting and is clinically meaningful for both patients and treating physicians. Vical remains on target to deliver top-line results during the second quarter of 2018.

•

An ongoing Phase 2 trial of our novel antifungal VL-2397, for the treatment of patients with invasive aspergillosis. The multicenter, open label randomized clinical study, will compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic hematopoietic cell transplant (HCT). The global Phase 2 trial will enroll approximately 200 patients and will be randomized on a 2:1 basis with approximately 134 patients treated with VL-2397 and 66 patients treated with a standard treatment course of their physician's choice of voriconazole, isavuconazole, or liposomal amphotericin B. The patients in the VL-2397 arm will receive daily treatment with VL-2397 for 4 weeks, followed by a 2-week course of physician’s choice of the comparator. The primary endpoint of all-cause mortality will be measured at 4 weeks and again at 6 weeks for the key secondary endpoint. The trial will be conducted at selected sites in North America, Europe and Asia. The U.S. Food and Drug Administration (FDA) has advised that VL 2397 would be eligible for a Limited Use Indication (LUI) approval assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the Agency's advice. The final determination whether the drug is approvable will be made by FDA after review of all relevant data. The LUI is a provision of the Limited Population Pathway established under the 21st Century Cures Act of 2016. The FDA has granted Vical Qualified Infectious Disease Product (QIDP), Orphan Drug and Fast Track designations for VL-2397 in the treatment of invasive aspergillosis.

•

An ongoing early stage development program of a novel treatment for chronic hepatitis B virus (CHB) infection based on our DNA and lipid-delivery technologies. The initial stage of this program will be to demonstrate preclinical proof of concept for inhibiting HBV infection in a mouse model in the second half of 2018. The ultimate aim of this program would be to demonstrate eradication of persistent HBV infection in CHB patients. This preclinical development effort is being conducted in collaboration with Vical’s strategic partner, AnGes, Inc. of Osaka, Japan.

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We have previously earned revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we have received approximately $288.0 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2017, were as follows (in millions):

Source	2017	2016	2015
Astellas contract	$12.9	$12.5	$14.7
IPPOX contract	—	—	4.1
Other contracts	0.5	0.3	0.1
Total contract revenue	13.4	12.8	18.9
Astellas license	0.3	1.5	1.8
AnGes license	—	—	0.1
Other royalties and licenses	0.1	0.2	0.2
Total royalty and license revenues	0.4	1.7	2.1
Total revenues	$13.8	$14.5	$21.0

In January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development.  As a result, we do not expect additional collaboration or license revenue absent new agreements with third parties.

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2017, were as follows (in millions):

Program	2017	2016	2015
CMV	9.4	9.2	13.1
HSV-2	5.3	3.6	3.1
VL-2397	4.3	3.4	3.4
Other research, development, manufacturing and production	1.9	0.4	2.4
Total research, development, manufacturing and production	$20.9	$16.6	$22.0

Since our inception through December 31, 2017, we estimate that we have spent approximately $582 million on research, development, manufacturing and production. Our current independent development focus is on a vaccine to treat HSV-2, our VL-2397 antifungal drug candidate and the early stage development of a novel treatment for chronic hepatitis B (“CHB”) virus infection. These programs will require significant additional funds to advance through development to commercialization. From inception through December 31, 2017, we have spent approximately $26 million on our HSV-2 program, $11 million on our VL-2397 program and $0.8 million on our CHB program.  The development of our CMV vaccine program has been terminated following negative ASP0113 trial results and we do not expect additional material spending on this program going forward.

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

Contract Services and Royalty Revenue

We recognize revenue from contract services during the period in which the related expenditures are incurred and related payments for those services are received or collection is reasonably assured. Royalties to be received based on sales of licensed products by our partners incorporating our licensed technology are recognized when received.

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

Capitalization and Valuation of Long-Lived Assets

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

In the event we determine that the carrying value of intangible assets or long-lived assets is not recoverable based upon the existence of one or more of the above indicators of impairment, we may be required to record impairment charges for these assets. As of December 31, 2017, our largest group of intangible assets with finite lives included issued patents and patents pending for our DNA delivery technology, consisting of intangible assets with a net carrying value of approximately $0.7 million.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2017, Compared to Year Ended December 31, 2016

Total Revenues. Total revenues decreased $0.7 million, or 4.9%, to $13.8 million in 2017 from $14.5 million in 2016.  Our license revenue decreased $1.3 million which was the result of the recognition of $0.3 million of revenue related to our ASP0113 license agreement with Astellas in 2017, compared to $1.5 million in license revenue recognized in 2016.  This was offset by an increase in our contract revenue of $0.6 million which was primarily the result of a $0.4 million increase in contract revenue recognized under our ASP0113 agreement with Astellas and a $0.2 million increase in contract revenue recognized relating to our research collaboration agreement with AnGes.

In February 2018, Astellas exercised its rights to terminate the ASP0113 license agreements following negative results from a Phase 3 clinical trial. The revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the past three years. During the years ended December 31, 2017, 2016 and 2015, we recognized $0.3 million, $1.5 million and $1.8 million, respectively, related to license fees, and $12.9 million, $12.5 million and $14.7 million, respectively, of revenue related to contract services and product supply.

Research and Development Expenses. Research and development expenses increased $4.0 million, or 39.0%, to $14.4 million for 2017 from $10.4 million for 2016. This increase was primarily due to an increase in clinical trial expenses relating to our HSV-2 and VL-2397 trials.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.2 million, or 3.0%, to $6.5 million for 2017 from $6.3 million for 2016. This increase was primarily due to an increase in wages of $0.4 million and a $0.5 million net decrease in deferred contract costs capitalized, which was offset by a decrease in scientific supplies of $0.8 million.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 10.3%, to $6.3 million for 2017 from $7.1 million for 2016. This decrease was primarily due to a decrease in audit fees and miscellaneous operating expenses.

Investment and Other Income. Investment and other income increased $0.2 million, or 108.8%, to $0.4 million for 2017 from $0.2 million for 2016. This increase was primarily the result of an increase in yields realized on short-term investments during the year ended December 31, 2017.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2017, we have received approximately $288.0 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $463.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $63.0 million at December 31, 2017, compared with $41.0 million at December 31, 2016. The increase in our cash, cash equivalents and marketable securities for the year ended December 31, 2017, was due primarily to $26.4 million in net proceeds received from the public offering of common stock and pre-funded warrants and $4.2 million in net proceeds from the sale of common stock under our ATM Agreement in 2017, offset by the use of cash to fund our operations.

Net cash used in operating activities was $8.6 million and $8.4 million for the years ended December 31, 2017 and 2016, respectively. The increase in net cash used in operating activities for the year ended December 31, 2017, compared with the prior year period, was the result of increased research and development costs of $4.0 million, offset by the collection of receivables related to the manufacture of drug substance for which revenue was deferred.

Net cash used in investing activities was $5.3 million and $7.7 million for the years ended December 31, 2017 and 2016, respectively. The decrease in net cash used in investing activities for the year ended December 31, 2017, compared with the prior year, was primarily the result of a reduction in the purchases of marketable securities.

Net cash provided by financing activities was $30.5 million and $7.7 for the years ended December 31, 2017 and 2016, respectively. The increase in net cash provided by financing activities for the year ended December 31, 2017, compared with the prior year period, was the result of $26.4 million in net proceeds received from the public offering of common stock and pre-funded warrants and $4.2 million in net proceeds from the sale of common stock under our ATM Agreement in 2017, offset by $7.8 million in net proceeds received from the sale of common stock to AnGes in August 2016.

A discussion of our exposure to auction rate securities is included in Part II, Item 7A of this Annual Report on Form 10-K under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses, manufacturing and production expenses, and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, facilities, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. For example, in November 2017, we sold 9,194,286 shares of our common stock and pre-funded warrants to purchase 7,234,285 shares of our common stock in a public offering for gross proceeds of approximately $28.7 million.

We currently have on file an effective shelf registration statement that allows us to raise up to $95.7 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities that we may sell under the registration statement in any 12-month period.  In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. As of December 31, 2017, there was $5.7 million of our common stock available to be sold under the BP ATM Agreement. Under the ATM Agreement, we may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by us upon prior notice to BP or by BP upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on our Company. We have no obligation to sell any shares under the ATM Agreement, and both we and BP may at any time suspend the sale of shares under the ATM Agreement. For the twelve months ended December 31, 2017, we sold 1,509,370 shares under the ATM Agreement and received gross proceeds of $4.3 million.

Despite our current shelf registration statement and the ATM Agreement, additional financing through these or other means may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2019.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2017 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations[1]
Operating lease obligations	$2,411	$2,411	$—	$—	$—
Unconditional purchase obligations[2]	341	341	—	—	—
Total contractual obligations	$2,752	$2,752	$—	$—	$—

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at December 31, 2017, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.7 million if each such officer was terminated at December 31, 2017.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a 4-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $300,000 lower than the reported fair value of our investments at December 31, 2017.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2017, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2017, the auction rate security we held maintained a Standard and Poor’s credit rating of A-. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at December 31, 2017. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of December 31, 2017, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2017, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2017. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vical Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vical Incorporated (the Company) as of December 31, 2017 and 2016, the related statements of statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “ financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.

San Diego, California
March 15, 2018

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$24,841	$5,069
Marketable securities, available-for-sale	35,658	30,552
Restricted cash	192	3,311
Deferred contract costs	10,502	5,513
Receivables and other assets	5,124	3,422
Total current assets	76,317	47,867
Long-term investments	2,209	2,046
Property and equipment, net	606	1,173
Intangible assets, net	703	810
Other assets	659	388
Total assets	$80,494	$52,284
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,217	$4,127
Deferred revenue	11,700	3,018
Total current liabilities	16,917	7,145
Long-term liabilities:
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,802 and 11,052 shares issued and outstanding at December 31, 2017 and 2016, respectively	218	111
Additional paid-in capital	489,975	458,881
Accumulated deficit	(426,738)	(413,878)
Accumulated other comprehensive income	122	25
Total stockholders’ equity	63,577	45,139
Total liabilities and stockholders’ equity	$80,494	$52,284

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Contract revenue	$13,401	$12,804	$18,860
License and royalty revenue	418	1,727	2,090
Total revenues	13,819	14,531	20,950
Operating expenses:
Research and development	14,391	10,355	11,061
Manufacturing and production	6,479	6,291	10,927
General and administrative	6,335	7,062	8,366
Total operating expenses	27,205	23,708	30,354
Loss from operations	(13,386)	(9,177)	(9,404)
Other income:
Investment and other income, net	426	204	166
Net loss	$(12,960)	$(8,973)	$(9,238)
Basic and diluted net loss per share	$(1.01)	$(0.90)	$(1.01)
Weighted average shares used in computing basic and diluted net loss per share	12,888	10,019	9,175

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net loss	$(12,960)	$(8,973)	$(9,238)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period, net of tax benefit of $56, $0 and $32 for years ended December 31, 2017, 2016 and 2015, respectively	97	(15)	52
Other comprehensive gain (loss)	97	(15)	52
Total comprehensive loss	$(12,863)	$(8,988)	$(9,186)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2017

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2015	9,033	$91	$447,510	$(395,667)	$(12)	$51,922
Net loss	—	—	—	(9,238)	—	(9,238)
Other comprehensive income	—	—	—	—	52	52
Issuance of common stock	86	1	774	—	—	775
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	35	—	(20)	—	—	(20)
Non-cash compensation expense related to grant of equity based compensation	—	—	1,902	—	—	1,902
Balance at December 31, 2015	9,154	$92	$450,166	$(404,905)	$40	$45,393
Net loss	—	—	—	(8,973)	—	(8,973)
Other comprehensive loss	—	—	—	—	(15)	(15)
Issuance of common stock	1,841	18	7,735	—	—	7,753
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	57	1	(10)	—	—	(9)
Non-cash compensation expense related to grant of equity based compensation	—	—	990	—	—	990
Balance at December 31, 2016	11,052	$111	$458,881	$(413,878)	$25	$45,139
Net loss	—	—	—	(12,960)	—	(12,960)
Other comprehensive loss	—	—	(100)	100	97	97
Issuance of common stock	10,704	107	17,849	—	—	17,956
Issuance of pre-funded warrants	—	—	12,588	—	—	12,588
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	46	—	1	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	756	—	—	756
Balance at December 31, 2017	21,802	$218	$489,975	$(426,738)	$122	$63,577

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(12,960)	$(8,973)	$(9,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	793	1,117	1,159
Write-off of abandoned patents and licensed technology	—	374	230
Gain on sale of property and equipment	—	—	(1)
Compensation expense related to stock options and awards	756	990	1,902
Purchase of technology license with common stock	—	—	775
Changes in operating assets and liabilities:
Deferred contract costs	(4,989)	(5,428)	817
Receivables and other assets	(1,973)	840	(995)
Accounts payable and accrued expenses	1,313	557	(1,415)
Deferred revenue	8,682	2,768	250
Deferred rent	(223)	(633)	(432)
Net cash used in operating activities	(8,601)	(8,388)	(6,948)
Cash flows from investing activities:
Maturities of marketable securities	31,429	30,652	20,183
Purchases of marketable securities	(36,640)	(38,069)	(20,050)
Purchases of property and equipment	(80)	(255)	(72)
Proceeds from the sale of property and equipment	—	—	3
Patent and licensed technology expenditures	—	—	(53)
Net cash (used in) provided by investing activities	(5,291)	(7,672)	11
Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	30,549	7,758	3
Payment of withholding taxes for net settlement of restricted stock units	(4)	(14)	(23)
Net cash provided by (used in) financing activities	30,545	7,744	(20)
Net increase (decrease) in cash, cash equivalents and restricted cash	16,653	(8,316)	(6,957)
Cash, cash equivalents and restricted cash at beginning of year	8,380	16,696	23,653
Cash, cash equivalents and restricted cash at end of year	$25,033	$8,380	$16,696

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

Restricted Cash

The Company was required to maintain a letter of credit securing an amount equal to twelve months of the then current monthly installment of base rent for the original term of the lease for its facilities, which ended on August 31, 2017. In July 2016, the term of the lease was extended for 16 months through December 2018.  During the extended term, the Company is required to maintain a letter of credit securing an amount equal to $0.2 million. At December 31, 2017 and 2016, restricted cash of $0.2 million and $3.3 million, respectively, was pledged as collateral for the letter of credit.

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

Intangible Assets

Intangible assets include certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. As of December 31, 2017, the weighted average amortization period of capitalized patent costs is approximately 8 years. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.0 million, $0.4 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to patents for which the value was deemed to be impaired.

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

Manufacturing and Production Costs

Manufacturing and production costs include expenses related to manufacturing contracts and expenses for the production of plasmid DNA for use in the Company’s research and development efforts. Manufacturing expenses related to manufacturing contracts are deferred and expensed when the related revenue is recognized. Deferred contract costs at December 31, 2017 and 2016 were $10.5 million and $5.5 million, respectively. Production expenses related to the Company’s research and development efforts are expensed as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under RSUs, as the effect would be antidilutive. Common stock equivalents of 1.8 million, 7,350 and 33,720 for the years ended December 31, 2017, 2016 and 2015, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2017 and 2016, are considered to approximate fair value because of the short term nature of those items.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017.   The Act reduces the U.S. federal corporate tax rate from 35% to 21%.  At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.  In other cases, the Company has not been able to make a reasonable estimate and will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2017, 2016 and 2015, has been reflected in the accompanying Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of DNA delivery technology.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation expense includes amortization related to stock option awards based on the estimated grant date fair value. The compensation expense related to stock options is recognized ratably over the vesting period of the options. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to stock options and RSUs for the years ended December 31, 2016 and 2015 includes an estimate of 8.75% for forfeitures. Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which allowed the Company to change its methodology for recording forfeitures from estimated forfeitures to actual forfeitures and recorded an adjustment to beginning retained earnings of $0.1 million.

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

	Year Ended December 31,
	2017	2016	2015
Assumptions:
Assumed risk-free interest rate	1.86%	1.44%	1.34%
Assumed volatility	72%	72%	68%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance outlines a five-step process for revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards, and also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions include determining which goods and services are distinct and require separate accounting (performance obligations), how variable consideration (which may include change orders and claims) is recognized, whether revenue should be recognized at a point in time or over time and ensuring the time value of money is considered in the transaction price. The guidance allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2018.

The Company has adopted the new standard effective January 1, 2018 using the modified retrospective method which will result in a cumulative effect adjustment as of the date of adoption.  As it relates to process validation lots and stock piling lots completed but not delivered as of December 31, 2017 at the request of a customer, in applying the modified retrospective method, the Company concluded that the criteria for transfer of control were met prior to January 1, 2018 and as a result, the Company expects to record an adjustment as of January 1, 2018 to recognize previously deferred revenue of $11.4 million and previously deferred contract costs of $10.5 million, with an offset to increase January 1, 2018 beginning retained earnings by $0.9 million.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amended guidance simplifies the accounting for share-based payment transactions.  The amended guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted.  The adoption of this standard in the first quarter of 2017 allowed the Company to change its methodology for recording forfeitures from estimated forfeitures to actual forfeitures and the Company recorded an adjustment to beginning retained earnings of $0.1 million in January 2017.

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

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$34,462	$—	$29	$34,433
Certificates of deposit	1,225	—	—	1,225
	$35,687	$—	$29	$35,658

December 31, 2016	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$23,295	$—	$18	$23,277
Certificates of deposit	7,275	—	—	7,275
	$30,570	$—	$18	$30,552

At December 31, 2017, none of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2017, 2016 and 2015. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2017 and 2016.

3. Long-Term Investments

As of December 31, 2017, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated A- by Standard and Poor’s as of December 31, 2017. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of December 31, 2017, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 3.92%, an estimated redemption period of five years and a discount rate of 1.0%.  Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of December 31, 2017, none of which were realized during the year ended December 31, 2017. The losses, when recognized, are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive (loss) income are unrealized gains (losses) of $108,000, $(6,000) and $48,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at December 31, 2017, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,225	$—	$—	$1,225
Money market funds	21,760	—	—	21,760
U.S. treasuries	34,433	—	—	34,433
Auction rate securities	—	—	2,209	2,209
	$57,418	$—	$2,209	$59,627

	Fair Value Measurements
December 31, 2016	Level 1	Level 2	Level 3	Total
Certificates of deposit	$7,275	$—	$—	$7,275
Money market funds	1,171	—	—	1,171
U.S. treasuries	23,277	—	—	23,277
Auction rate securities	—	—	2,046	2,046
	$31,723	$—	$2,046	$33,769

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2017. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2017. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2016	$2,046
Total net realized gains included in earnings	—
Total net unrealized gains included in other comprehensive income	163
Net transfers in and/out of Level 3	—
Balance at December 31, 2017	$2,209
Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2017	$—

Total cumulative unrealized losses of $0.3 million relate to Level 3 assets still held as of December 31, 2017, none of which were recognized during the years ended December 31, 2017, 2016 and 2015. The losses, when recognized, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2017	2016
Equipment	$16,908	$17,043
Leasehold improvements	8,144	8,144
	25,052	25,187
Less accumulated depreciation and amortization	(24,446)	(24,014)
	$606	$1,173

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2017, 2016 and 2015, was $0.6 million, $0.9 million and $0.9 million, respectively.

Intangible assets consisted of the following at December 31 (in thousands):

	2017	2016
Patent application costs	$1,500	$1,500
Accumulated amortization patent costs	(797)	(690)
	$703	$810

Amortization of licensed technology rights and patent application costs for the years ended December 31, 2017, 2016 and 2015, was $0.1 million, $0.1 million and $0.2 million, respectively. Estimated annual amortization for these assets is $0.1 million for each of the years in the period from 2018 to 2022, and $0.2 million being recognized thereafter.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2017	2016
Employee compensation	$2,654	$2,518
Clinical trial accruals	1,017	446
Accounts payable	1,213	326
Deferred rent	-	223
Other accrued liabilities	333	614
	$5,217	$4,127

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

Astellas

In July 2011, the Company entered into license agreements with Astellas, granting Astellas exclusive, worldwide, royalty-bearing licenses under certain of the Company’s know-how and intellectual property to develop and commercialize certain products containing plasmids encoding certain forms of glycoprotein B and/or phosphoprotein 65.   Under the terms of the license agreements, Astellas paid a nonrefundable upfront license fee of $25.0 million. In 2012, the Company received a $10.0 million milestone payment upon finalization of the trial design for a Phase 3 registration trial of ASP0113 in hematopoietic stem cell transplant recipients.

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

The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.3 million, $1.5 million and $1.8 million, respectively, related to the license fee and know-how. The Company will recognize the amounts allocated to research and development services as revenues under the agreements as the related services are delivered and as reimbursements are received. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $12.9 million, $10.1 million and $8.7 million, respectively, of revenue related to contract services delivered. The Company will recognize as revenue the amounts allocated to the sales of drug product when the sale of that drug product has met all required specifications and the related title and risk of loss and damages have passed to Astellas. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.0 million, $2.4 million and $6.0 million, respectively, of revenue related to drug product delivered.

In January 2018, Astellas announced the results from a Phase 3 trial of ASP0113 in approximately 515 CMV seropositive subjects undergoing HCT procedures. Top-line results from the Phase 3 study demonstrated that the trial did not meet its primary endpoint in CMV end organ disease. Based on these results, Astellas has informed us that they do not plan to pursue further clinical development of ASP0113 and has terminated the license agreement.

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

CytRx

In 2001, the Company entered into an exclusive agreement with CytRx which grants to the Company the rights to use or sublicense CytRx’s poloxamer technology to enhance viral or non-viral delivery of polynucleotides in all preventive and therapeutic human and animal health applications, including CMV. The agreement excludes applications for four infectious disease vaccine targets that had been licensed to Merck and prostate-specific membrane antigen. In addition, the agreement permits the Company’s use of CytRx’s technology to enhance the delivery of proteins in prime-boost vaccine applications that involve the use of polynucleotides. As part of the agreement, the Company made a $3.8 million up-front payment and agreed to make potential future milestone and royalty payments. The license fee is fully amortized as of December 31, 2013. The Company paid CytRx $0.1 million under the agreement for each of the years ended December 31, 2017, 2016 and 2015.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under its active in-license agreements in place at December 31, 2017, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which the Company estimates will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company is currently leasing its facility which has approximately 68,400 square feet of manufacturing, research laboratory and office space. In July 2016, the term of the lease was extended for 16 months through December 2018. The Company has the option to renew the lease for three additional five-year periods beyond its expiration.

The lease related to the facility is treated as an operating lease. The minimum annual rent on the facility is subject to increases specified in the lease. The Company is also required to pay taxes, insurance and operating costs under the facility lease. The Company recognizes level monthly rent for its facility lease over the entire lease period. The monthly rent is calculated by adding the total rent payments over the entire lease period and then dividing the result by the total term of the lease. The $0.4 million difference between the base rent paid and the rent expensed through December 31, 2017 is recorded as prepaid rent in the balance sheet. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2.4 million, $2.6 million, and $2.8 million, respectively.

At December 31, 2017, future minimum rental payments due under the Company’s facilities lease were as follows (in thousands):

Year ending December 31,
2018	$2,411
2019	—
2020	—
2021	—
2022	—
Thereafter	—
Total lease payments	$2,411

Other Contingencies

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

8. Stockholders’ Equity

As of the date of this filing the Company has on file a shelf registration statement that allows it to raise up to an additional $95.7 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under the shelf registration statements and the securities involved would be established at the time of sale.

In November 2017, the Company sold 9,194,286 shares of its common stock in a public offering at a price of $1.75 per share, including an overallotment of 2,142,857 shares issued at a price of $1.75 per share, and pre-funded warrants to purchase 7,234,285 shares of common stock at a purchase price of $1.74 per share.  Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $26.4 million.  The pre-funded warrants have an exercise price of $0.01 per share and are immediately exercisable and may be exercised at any time.

In October 2016, the Company entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which the Company may issue and sell up to $10.0 million of shares of its common stock from time to time. As of December 31, 2017, there was $5.7 million of our common stock available to be sold under the ATM Agreement.  Under the ATM Agreement, the Company may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by the Company upon prior notice to BP or by BP upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on the Company. The Company has no obligation to sell any shares under the ATM Agreement, and both the Company and BP may at any time suspend the sale of shares under the ATM Agreement. For the twelve months ended December 31, 2017, we sold 1,509,370 shares under the ATM Agreement and received gross proceeds of $4.3 million.

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

9. Stock Based Compensation

The Company has a stock-based compensation plan which is described below. Total stock-based compensation expense of $0.8 million, $1.0 million and $1.9 million was recognized for the years ended December 31, 2017, 2016 and 2015, respectively. Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Research and development	$239	$290	$392
Manufacturing and production	124	111	159
General and administrative	393	589	1,351
Total stock-based compensation expense	$756	$990	$1,902
Cash received from RSU grants	$—	$1	$3

Stock Incentive Plan

The Company has a stock incentive plan, under which 2,870,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. As of December 31, 2017 there were 2,442,613 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. In 2015, the Company granted RSUs covering an aggregate of 78,843 shares of common stock. There were no RSUs granted in 2017 or 2016. These RSUs generally vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2017, 2016, and 2015 was approximately $0.1 million, $0.3 million and $0.8 million, respectively.

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2014	859,443	$26.58
Granted	235,675	$10.06
Exercised	—	$—
Forfeited	(149,534)	$21.51
Outstanding December 31, 2015	945,584	$23.27
Granted	339,975	$3.51
Exercised	—	$—
Forfeited	(82,758)	$24.37
Outstanding December 31, 2016	1,202,801	$17.61
Granted	590,200	$2.30
Exercised	—	$—
Forfeited	(68,330)	$22.17
Outstanding December 31, 2017	1,724,671	$12.19
Vested and unvested options expected to vest as of December 31, 2017	1,724,671	$12.19

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2017, 2016 and 2015, were 1,005,400 shares at $18.72, 808,639 shares at $23.43, and 688,468 shares at $26.81, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2017, was 6.7 years and 5.3 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2017, was 6.7 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2017 was $0.0 million and $0.0 million, respectively. As of December 31, 2017, the total unrecognized compensation cost related to unvested options was $0.4 million, which is expected to be recognized over a weighted-average period of 1.34 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2017, 2016 and 2015, was $1.21, $1.85 and $5.08 per share, respectively. There were no options exercised during the years ended December 31, 2017, 2016 or 2015.  At December 31, 2017, there were 668,927 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2017, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2016	44,506	$11.38
Granted	—	$—
Vested	(23,302)	$11.23
Cancelled	—	$—
Unvested at December 31, 2017	21,204	$10.43

The aggregate grant-date fair value of RSUs granted during the year ended December 31, 2015 was $0.8 million. There were no RSUs granted in 2017 or 2016.  As of December 31, 2017, the total unrecognized compensation cost related to unvested RSUs was $33,000, which is expected to be recognized over a weighted average period of 1.02 years. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2017, 2016 and 2015, was $0.3 million, $0.8 million and $1.0 million, respectively. As of December 31, 2017, there were 27,810 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

10. Related Party Transaction

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. In exchange for the payment, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit. The decision to sell, license or sublicense rights is a contingent event within the Company’s control.  There are no guarantees for any outcomes of the research activities, no purchase obligations required by the Company and no debt or equity arrangements connected with the research activities.  There are no other written or oral side agreements between the Company and AnGes that indicate that the funding of the research activities will be repaid.  The Company is responsible for the conduct of the research activities. The upfront payment received was deferred and will be recognized as contract revenue as the related research costs are incurred. The deferred revenue is classified as a current liability. During the year ended December 31, 2017 the Company recognized $0.5 million of contract revenue related to this collaboration agreement.

11. Income Taxes

At December 31, 2017, the Company had deferred tax assets of $83.6 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $101.2 million of its net operating loss carryforwards were effectively eliminated under Section 382 for federal tax purposes. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $12.2 million of its research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes.  The company’s Section 382 analysis was completed through December 31, 2011. The Company has not, however, conducted a Section 382 study for any periods subsequent to December 31, 2011, and as such, the Company cannot provide any assurance that a change in ownership within the meaning of the IRC has not occurred since that date. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

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

Significant components of the Company’s deferred tax assets as of December 31, 2017 and 2016 are listed below. A valuation allowance of $83.6 million and $114.8 million at December 31, 2017 and 2016, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2017	2016
Net operating losses	$59,756	$86,071
Credit carryovers	10,527	9,952
Depreciation and amortization	10,893	15,278
Deferred revenue	634	—
Accruals and reserves	450	701
Capital loss carryover	—	85
Other	1,350	2,677
Total deferred tax assets	83,610	114,764
Less valuation allowance	(83,610)	(114,764)
Net deferred tax assets	$—	$—

As part of the revaluation of the amounts disclosed within the financial statements related to the deferred tax assets in 2017 resulting from the Tax Cuts and Jobs Act (the “Act”) and in preparing the 2017 financial statement footnote disclosures, the Company determined that the December 31, 2016 deferred tax asset for net operating losses did not reflect the impact of the uncertain tax position recorded related to the Company’s orphan drug credits and was understated by $2.02 million with the valuation allowance also understated by the same amount.  Accordingly, the 2016 amounts have been changed for the purposes of presentation within the above table. These changes in the disclosed deferred tax assets and valuation allowance did not impact the balance sheets or the statements of stockholders' equity, operations, comprehensive loss or cash flows as the Company is in a net loss position with a full valuation allowance on its deferred tax assets and were not considered to be material to the previously issued financial statements.

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Computed “expected” tax benefit	$(4,425)	$(3,051)	$(3,152)
State income taxes, net of federal benefit	(268)	(534)	—
Tax effect of:
Change in valuation allowance	(31,665)	(6,030)	(4,069)
Impact of Tax Cuts and Jobs Act	34,439	—	—
Rate change	—	—	3,524
Expiration of prior year credits and net operating losses	1,256	692	786
Stock compensation	458	491	376
Uncertain tax positions	276	9,010	3,074
Other	(71)	(578)	(539)
Provision for income taxes	$—	$—	$—

As of December 31, 2017 and 2016, the Company had available federal net operating loss carryforwards of approximately $318.9 million and $316.0 million, respectively, which expire from 2018 through 2037. In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $26.3 million and $26.3 million as of December 31, 2017 and 2016, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2018 through 2033 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $254.6 million and $269.6 million as of December 31, 2017 and 2016, respectively, which expire from 2028 to 2036. In addition, the Company had California research and development credits of approximately $8.8 million as of December 31, 2017 and 2016 to reduce future California income tax, if any. The California research and development credits do not expire.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements.  ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016.  Upon adoption of this ASU as of January 1, 2017, unrecognized excess tax benefits of approximately $0.6 million were recognized with the impact recorded to retained earnings including a corresponding change to the valuation allowance.

The Act was enacted on December 22, 2017.   The Act reduces the U.S. federal corporate tax rate from 35% to 21%.  At December 31, 2017, the Company had not completed its accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. In other cases, the Company has not been able to make a reasonable estimate and will continue to make and refine calculations as additional analysis is completed. In addition, estimates may also be affected as the Company gains a more thorough understanding of the Act.

The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Act and refining its calculations which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the remeasurement of the Company’s deferred tax balance was $34.4 million, which was fully offset by valuation allowance.

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

The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

	2017	2016	2015
Beginning balance	$17,561	$4,340	$582
Increases (decreases) related to prior year tax positions	(140)	12,348	3,758
Increases related to current year tax positions	415	873	—
Ending balance	$17,836	$17,561	$4,340

As of December 31, 2017 and 2016, the Company had gross unrecognized tax benefits of $17.8 million and $17.6 million, respectively, none of which would affect the effective tax rate.  The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months.  The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2017 or December 31, 2016, and has not recognized interest and/or penalties in its statements of operations for any of the years ended December 31, 2017, 2016 or 2015.

The Company is subject to taxation in the United States and California. The Company’s tax years for 1998 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

12. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.2 million for the year ended 2017, and approximately $0.1 for each the years ended 2016 and 2015.

13. Summary of (Unaudited) Quarterly Financial Information

The following is a summary of the Company’s (unaudited) quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2017:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$3,205	$3,421	$3,240	$3,953
Total operating expenses	6,118	6,832	6,421	7,834
Net loss	(2,824)	(3,320)	(3,088)	(3,728)
Basic and diluted net loss per share (1)	(0.25)	(0.30)	(0.27)	(0.21)

2016:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$4,604	$4,122	$2,642	$3,163
Total operating expenses	7,114	5,443	5,213	5,938
Net income (loss)	(2,423)	(1,255)	(2,523)	(2,772)
Basic and diluted net loss per share (1)	(0.26)	(0.14)	(0.24)	(0.25)

(1)

Net income (loss) per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

14. Subsequent Event

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development. As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets. The Company will record charges for employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the three months ended March 31, 2018.  The Company is still evaluating the impact of the restructuring on the valuation of its fixed assets.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item and not included in Part I, Item 1 of this Annual Report on Form 10-K is incorporated by reference from our Proxy Statement for our 2018 Annual Meeting of Stockholders, or our Proxy Statement.

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

(a)(1) Financial Statements

The following independent registered public accounting firms’ reports and our financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2017 and 2016

Statements of Operations for each of the three years in the period ended December 31, 2017

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2017

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2017

Statements of Cash Flows for each of the three years in the period ended December 31, 2017

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

(b) Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation. (P)

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(4)	Certificate of Amendment to Restated Certificate of Incorporation.

3.5(i)(5)	Certificate of Amendment to Restated Certificate of Incorporation.

3.6(i)(6)	Certificate of Amendment to Restated Certificate of Incorporation.

4.1(1)	Specimen Common Stock Certificate. (P)

10.1(7)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(8)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.3(9)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.4(10)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.5(11)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.6(12)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.7(13) [a]	Employment Agreement dated January 14, 2005, between the Company and Anthony A. Ramos.

10.8(14)[a]	Severance Agreement dated January 23, 2015, between the Company and Anthony A. Ramos.

10.9(15) [a]	Employment Agreement dated August 25, 2003, between the Company and Larry Smith.

Exhibit Number	Description of Document

10.10(16)[a]	Severance Agreement dated January 23, 2015, between the Company and Larry Smith.

10.11(17)[b]	License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.

10.12(18)[b]	Amendment No. 1 dated August 31, 2015, to License Agreement dated March 25, 2015, between the Company and Astellas Pharma Inc.

10.13(19)	Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.14(20)	First Amendment dated July 15, 2016, to Lease dated January 30, 2002, between the Company and Kilroy Realty, L.P. a Delaware Limited Partnership.

10.15(21)	Stock Purchase Agreement dated August 1, 2016, between the Company and AnGes MG, Inc.

10.16(22)	At-the-Market Issuance Sales Agreement, dated October 13, 2016, by and between the Company and IFS Securities, Inc. (doing business as BP, a division of IFS Securities, Inc.).

23.1	Consent of Independent Registered Public Accounting Firm.

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

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony A. Ramos, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(P)	Paper exhibit
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(5)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.
(7)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(9)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(10)	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(11)	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(12)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.

(13)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(14)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(15)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(16)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(17)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(19)	Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.
(20)	Incorporated by reference to the Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(21)	Incorporated by reference to the Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
(22)	Incorporated by reference to the Exhibit 99.1 to the Company’s to the Company’s Current Report on Form 8-K filed on October 17, 2016.
a	Indicates management contract or compensatory plan or arrangement.
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

Date: March 15, 2018

VICAL INCORPORATED

By:	/S/ ANTHONY A. RAMOS
Anthony A. Ramos
Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ VIJAY B. SAMANT	President, Chief Executive Officer and Director	March 15, 2018
Vijay B. Samant	(Principal Executive Officer)

/S/ ANTHONY A. RAMOS	Vice President, Chief Financial Officer	March 15, 2018
Anthony A. Ramos	(Principal Financial and Accounting Officer)

/S/ R. GORDON DOUGLAS, M.D.	Chairman of the Board of Directors	March 15, 2018
R. Gordon Douglas, M.D.

/S/ RICHARD M. BELESON	Director	March 15, 2018
Richard M. Beleson

/S/ GARY A. LYONS	Director	March 15, 2018
Gary A. Lyons

/S/ ROBERT C. MERTON, PH.D.	Director	March 15, 2018
Robert C. Merton, Ph.D.

/S/ GEORGE J. MORROW	Director	March 15, 2018
George J. Morrow

/S/ Thomas E. Shenk, PH.D.	Director	March 15, 2018
Thomas E. Shenk, Ph.D.