Form 10-Q
period 2018-03-31
VICAL INC
filed 2018-05-03
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Total shares of common stock outstanding at April 30, 2018: 21,815,268

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,110	$24,841
Marketable securities, available-for-sale	45,814	35,658
Restricted cash	192	192
Deferred contract costs	—	10,502
Receivables and other assets	1,445	5,124
Total current assets	57,561	76,317
Long-term investments	2,176	2,209
Property and equipment, net	562	606
Intangible assets, net	416	703
Other assets	659	659
Total assets	$61,374	$80,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,070	$5,217
Deferred revenue	86	11,700
Total current liabilities	3,156	16,917
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,815 and 21,802 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	218	218
Additional paid-in capital	490,023	489,975
Accumulated deficit	(432,080)	(426,738)
Accumulated other comprehensive income	57	122
Total stockholders' equity	58,218	63,577
Total liabilities and stockholders' equity	$61,374	$80,494

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Contract revenue	$706	$2,901
License and royalty revenue	10	304
Total revenues	716	3,205
Operating expenses:
Research and development	3,664	3,300
Manufacturing and production	1,436	1,309
General and administrative	2,117	1,509
Total operating expenses	7,217	6,118
Loss from operations	(6,501)	(2,913)
Other income:
Investment and other income, net	231	89
Net loss	$(6,270)	$(2,824)
Basic and diluted net loss per share	$(0.29)	$(0.25)
Weighted average shares used in computing basic and diluted net loss per share	21,828	11,101

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(6,270)	$(2,824)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale and long-term marketable securities:
Unrealized (loss) gain arising during holding period, net of tax benefit of $0 and $21 for three months ended March 31, 2018 and 2017, respectively	(65)	36
Other comprehensive (loss) gain	(65)	36
Total comprehensive loss	$(6,335)	$(2,788)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(6,270)	$(2,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40	267
Write-off of abandoned patents	267	—
Compensation expense related to stock options and awards	47	231
Changes in operating assets and liabilities:
Deferred contract costs	—	(1,650)
Receivables and other assets	3,679	479
Accounts payable and accrued expenses	(2,315)	(370)
Employee termination benefits accrual	168	—
Deferred revenue	(184)	2,298
Deferred rent	—	(217)
Net cash used in operating activities	(4,568)	(1,786)
Cash flows from investing activities:
Maturities of marketable securities	7,225	6,479
Purchases of marketable securities	(17,389)	(5,187)
Purchases of property and equipment	—	(14)
Net cash (used in) provided by investing activities	(10,164)	1,278
Cash flows from financing activities:
Net proceeds from issuance of common stock	1	4
Payment of withholding taxes for net settlement of restricted stock units	—	(1)
Net cash provided by financing activities	1	3
Net decrease in cash, cash equivalents and restricted cash	(14,731)	(505)
Cash, cash equivalents and restricted cash at beginning of period	25,033	8,380
Cash, cash equivalents and restricted cash at end of period	$10,302	$7,875

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2018

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

The unaudited financial statements at March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Annual Report on Form 10-K filed with the SEC.

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

Revenue Recognition

We recognize revenue when control of our products and services is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants and any assumed issuance of common stock under RSUs as the effect would be antidilutive. Common stock equivalents of 7.2 million for the three months ended March 31, 2018 were excluded from the calculation because of their antidilutive effect.  There were no common stock equivalents for the three months ended March 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to contracts not completed as of December 31, 2017.  As it relates to process validation lots and stock piling lots completed but not delivered as of December 31, 2017 at the request of a customer, the Company concluded that, under ASC 606, the criteria for transfer of control were met prior to January 1, 2018 and as a result, the Company recorded an adjustment as of January 1, 2018 to recognize previously deferred revenue of $11.4 million and previously deferred contract costs of $10.5 million, with an adjustment to beginning retained earnings of $0.9 million.  The impact of adoption on the Company’s income statement and balance sheet as of March 31, 2018 and for the three months then ended was as follows (in thousands):

Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Revenues
Contract revenue	$706	$706	$-
Operating expenses
Manufacturing and production	1,436	1,436	-
Net loss	(6,270)	(6,270)	-

Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Assets
Deferred contract costs	$—	$10,502	$(10,502)
Liabilities
Deferred revenue	86	11,516	(11,430)
Equity
Accumulated deficit	(432,080)	(433,008)	928

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development	$28	$67
Manufacturing and production	(68)	28
General and administrative	87	136
Total stock-based compensation expense	$47	$231

During the three months ended March 31, 2018 and 2017, the Company granted stock-based awards with a total estimated value of $0.4 million and $0.6 million, respectively. At March 31, 2018, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.6 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the three months ended March 31, 2018 and 2017, were equal to 2.3% and 4.4%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2018	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$45,874	$—	$60	$45,814
Certificates of deposit	—	—	—	—
	$45,874	$—	$60	$45,814

December 31, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$34,462	$—	$29	$34,433
Certificates of deposit	1,225	—	—	1,225
	$35,687	$—	$29	$35,658

At March 31, 2018, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2018. As of March 31, 2018, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Employee compensation	$1,140	$2,654
Clinical trial accruals	1,101	1,017
Accounts payable	423	1,213
Employee termination benefits accrual	168	—
Other accrued liabilities	238	333
Total accounts payable and accrued expenses	$3,070	$5,217

5.	LONG-TERM INVESTMENTS

As of March 31, 2018, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of March 31, 2018. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of March 31, 2018, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 4.73%, an estimated redemption period of five years and a discount rate of 1.50%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of March 31, 2018, none of which were realized during the three months ended March 31, 2018. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized (losses) gains of $(33,000) and $41,000 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at March 31, 2018, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2018	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$—	$—	$-
Money market funds	8,792	—	—	8,792
U.S. treasuries	45,814	—	—	45,814
Auction rate securities	—	—	2,176	2,176
	$54,606	$—	$2,176	$56,782

	Fair Value Measurements
December 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,225	$—	$—	$1,225
Money market funds	21,760	—	—	21,760
U.S. treasuries	34,433	—	—	34,433
Auction rate securities	—	—	2,209	2,209
	$57,418	$—	$2,209	$59,627

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2018. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of March 31, 2018 and December 31, 2017, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the three months ended March 31, 2018. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2017	$2,209
Total unrealized losses, excluding tax impact, included in other comprehensive loss	(33)
Balance at March 31, 2018	$2,176
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

In January 2018, Astellas announced the results from a Phase 3 trial of ASP0113 in approximately 515 CMV seropositive subjects undergoing HCT procedures. Top-line results from the Phase 3 study demonstrated that the trial did not meet its primary endpoint in CMV end organ disease. Based on these results, Astellas determined to cease further clinical development of ASP0113 and terminated the license agreement.

Under the terms of the agreements, the Company was performing research and development services and manufacturing services which were being paid for by Astellas. During the three months ended March 31, 2018 and 2017, the Company recognized $0.5 million and $2.9 million, respectively, of revenue related to these contract services.  The Company also recognized $0.3 million in license revenue under the Astellas agreements during the three months ended March 31, 2017.

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

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. In exchange for the payment, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit. The decision to sell, license or sublicense rights is a contingent event within the Company’s control.  There are no guarantees for any outcomes of the research activities, no purchase obligations required by the Company and no debt or equity arrangements connected with the research activities.  There are no other written or oral side agreements between the Company and AnGes that indicate that the funding of the research activities will be repaid.  The Company is responsible for the conduct of the research activities. The upfront payment received was deferred and will be recognized as contract revenue as the related research costs are incurred. The deferred revenue is classified as a current liability. During the three months ended March 31, 2018, the Company recognized $0.2 million of contract revenue related to this collaboration agreement.

12.	RESTRUCTURING COSTS

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development.  As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets.  Costs associated with the former manufacturing facility of $0.4 million have been recorded to general and administrative expense. The Company recorded charges for one-time employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the three months ended March 31, 2018.  The following table summarizes the components of the restructuring charges (in thousands):

	Employee
	Termination	Asset
	Benefits	Impairments	Total
Research and development	$272	$267	$539
Manufacturing and production	735	—	735
General and administrative	117	—	117
	$1,124	$267	$1,391

The following table sets forth the accrual activity for employee termination benefits for the three months ended March 31, 2018 (in thousands).  No additional charges are expected to be incurred.

Balance at December 31, 2017	$—
Accruals	1,124
Payments	(956)
Balance at March 31, 2018	$168

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products based on our patented DNA delivery and other technologies, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. These statements often contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words.  Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery and other technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our subsequent filings with the SEC, and those identified in Part II, Item 1A of this Report under the caption “Risk Factors”. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have three active development programs in the area of infectious disease comprised of:

•

An ongoing Phase 2 trial of our HSV-2 therapeutic vaccine candidate, VCL-HB01, for the treatment of patients with symptomatic genital herpes infection. The vaccine candidate is currently being evaluated in a Phase 2 study in adult subjects, 18 to 50 years of age who are randomized 2:1 to receive either vaccine or placebo. Recruitment of 261 subjects at 15 U.S. clinical sites was completed in April 2017 and dosing was completed in July 2017. Following the 4th vaccination, each subject entered a 12-month surveillance period during which each new lesion recurrence is assessed in the clinic by the investigator. After the last subject has completed a minimum of 9-months of surveillance, the primary endpoint of annualized recurrence rate will be calculated based on recurrences that are both clinically - and virologically - confirmed. This endpoint provides important information on the number of recurrences over time in this chronic disease setting and is clinically meaningful for both patients and treating physicians. We remain on target to deliver top-line results during the second quarter of 2018.

•

An ongoing Phase 2 trial of our novel antifungal candidate, VL-2397, for the treatment of patients with invasive aspergillosis. The multicenter, open label randomized clinical study, will compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic hematopoietic cell transplant (HCT). The global Phase 2 trial will enroll approximately 200 patients and will be randomized on a 2:1 basis with approximately 134 patients treated with VL-2397 and 66 patients treated with a standard treatment course of their physician's choice of voriconazole, isavuconazole, or liposomal amphotericin B. The patients in the VL-2397 arm will receive daily treatment with VL-2397 for 4 weeks, followed by a 2-week course of their physician’s choice of the comparator. The primary endpoint of all-cause mortality will be measured at 4 weeks and again at 6 weeks for the key secondary endpoint. The trial will be conducted at selected sites in North America, Europe and Asia. The U.S. Food and Drug Administration (FDA) has advised that VL 2397 would be eligible for a Limited Use Indication (LUI) approval assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the Agency's advice. The final determination whether the drug is approvable will be made by FDA after review of all relevant data. The LUI is a provision of the Limited Population Pathway established under the 21st Century Cures Act of 2016. The FDA has granted us Qualified Infectious Disease Product (QIDP), Orphan Drug and Fast Track designations for VL-2397 in the treatment of invasive aspergillosis.

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

In addition, we have licensed complementary technologies from leading research institutions and biopharmaceutical companies.

Product Development

The table below summarizes our active development programs.

Product/Concept	Intended Use	Development Status[1]
VCL-HB01 therapeutic vaccine for HSV-2	Prevent and protect against lesion recurrence	Phase 2
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 2
Chronic hepatitis B	Eradication of persistent HBV infection	Preclinical

[1]

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We have previously earned revenues by performing services under research and development and manufacturing contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Revenues by source were as follows (in millions):

	Three Months Ended
	March 31,
Source	2018	2017
Astellas supply and services contract	$0.5	$2.9
Astellas license	—	0.3
Other contracts, licenses and royalties	0.2	—
Total revenues	$0.7	$3.2

In January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development.  As a result, we do not expect additional collaboration or license revenue absent new agreements with third parties.

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended
	March 31,
Program	2018	2017
CMV	$1.5	$2.1
HSV-2	0.7	1.8
VL-2397	2.3	0.4
Other research, development, manufacturing and production	0.6	0.3
Total research, development, manufacturing and production	$5.1	$4.6

These programs will require significant additional funds to advance through development to commercialization. From inception through March 31, 2018, we had spent approximately $26.5 million on our HSV-2 program and $13.4 million on our VL-2397 program.  The development of our CMV vaccine program has been terminated following negative ASP0113 trial results and we do not expect additional material spending on this program going forward.

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

We describe our significant accounting policies in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.  We discuss our critical accounting policies and estimates in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2018, Compared with Three Months Ended March 31, 2017

Total Revenues. Total revenues decreased $2.5 million, or 77.7%, to $0.7 million for the three months ended March 31, 2018, from $3.2 million for the three months ended March 31, 2017. This decrease was primarily due to a decrease in Astellas contract revenues due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses increased $0.4 million, or 11.0%, to $3.7 million for the three months ended March 31, 2018, from $3.3 million for the three months ended March 31, 2017.  This increase was primarily due to restructuring costs relating to the termination of the Astellas ASP0113 program in January 2018 which consisted of employee termination benefits costs and patent write-offs, offset by lower scientific supplies expense.

Manufacturing and Production Expenses. Manufacturing and production expenses increased $0.1 million, or 9.7%, to $1.4 million for the three months ended March 31, 2018, from $1.3 million for the three months ended March 31, 2017. This increase was primarily due to a net decrease in deferred costs capitalized during the three months ended March 31, 2018 related to materials manufactured under our supply agreement with Astellas combined with employee termination benefits costs, which were offset by a decrease in salaries and benefits, scientific supplies, equipment maintenance and overhead as a result of the termination of the ASP0113 program.

General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 40.3%, to $2.1 million for the three months ended March 31, 2018, from $1.5 million for the three months ended March 31, 2017. This increase was primarily due to employee termination benefits costs relating to the Company’s restructuring in January 2018 and former manufacturing facility costs.

Investment and Other Income, Net. Investment and other income, net, increased $0.1 million to $0.2 million for the three months ended March 31, 2018, from $0.1 million for the three months ended March 31, 2017 due to increased earnings on investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $58.3 million at March 31, 2018, compared with $62.9 million at December 31, 2017. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2018, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $4.6 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2018, compared with the prior year period, was primarily the result of the payment of employee termination benefits and a decrease in cash receipts from Astellas due to the termination of the ASP0113 program.

Net cash (used in) provided by investing activities was $(10.2) million and $1.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase in net cash used in investing activities for the three months ended March 31, 2018, compared with the prior year period, was primarily the result of an increase in net purchases of marketable securities.

Net cash provided by financing activities was $1,000 and $3,000 for the three months ended March 31, 2018 and 2017, respectively.

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

We currently have on file an effective shelf registration statement that allows us to raise up to $95.7 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities that we may sell under the registration statement in any 12-month period.  In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. As of March 31, 2018, there was $5.7 million of our common stock available to be sold under the ATM Agreement. Under the ATM Agreement, we may deliver placement notices that will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, any limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the ATM Agreement, BP may sell the shares only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including without limitation sales made directly through the Nasdaq Capital Market, on any other existing trading market for our common stock or to or through a market maker. BP will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the shares in accordance with the terms of the ATM Agreement and any applicable placement notice. The ATM Agreement may be terminated by us upon prior notice to BP or by BP upon prior notice to us, or at any time under certain circumstances, including but not limited to the occurrence of a material adverse effect on our Company. We have no obligation to sell any shares under the ATM Agreement, and both we and BP may at any time suspend the sale of shares under the ATM Agreement. During the three months ended March 31, 2018, no shares were sold under the ATM Agreement.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at March 31, 2018, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.8 million if each such officer was terminated at March 31, 2018.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a five-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.4 million lower than the reported fair value of our investments at March 31, 2018.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of March 31, 2018, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At March 31, 2018, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at March 31, 2018. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of March 31, 2018, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of March 31, 2018, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2018. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

In the event we need to access the funds that are not currently liquid, we will not be able to do so without the possible loss of principal, until a future auction for this investment is successful or it is redeemed by the issuer or it matures. If we are unable to sell the security in the market or it is not redeemed, then we may be required to hold it until 2038 when it matures. We do not anticipate a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate the investment on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of this investment will affect our ability to execute our current business plan.

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

You should consider carefully the risks described below, together with all of the other information included in this Report and in our other filings with the SEC, before deciding whether to invest in or continue to hold our common stock. The risks described below are all material risks currently known, expected or reasonably foreseeable by us. If any of these risks actually occur, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.

The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

(*)None of our product candidates has been approved for sale, and we have a limited number of product candidates in clinical trials. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

All of our product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, we may stop development and regulatory authorities will not approve them. For example, earlier this year, development of ASP0113, an investigational CMV therapeutic vaccine developed by us and based on our DNA delivery technology, was terminated following negative results from a Phase 3 trial.

We have on-going Phase 2 clinical trials of VCL-HB01, our HSV-2 vaccine candidate, and VL-2397, our novel antifungal candidate, but the results of the Phase 2 clinical trials may not be positive and the favorable results or trends observed in our previously completed clinical trials of these product candidates may not continue in the Phase 2 clinical trials. Our ongoing Phase 2 clinical trials and any future trials may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of clinical-stage product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

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

(*)Our revenues have depended on the development and commercialization of products in collaboration with others to whom we have licensed our technologies. If we are unable to find additional collaborators or licensees, or if future collaborators or licensees do not successfully develop and commercialize products covered by such arrangements, we may not be able to derive collaboration and licensing revenues, we may lose opportunities to validate our DNA delivery technologies, or we may be forced to curtail our development and commercialization efforts in these areas.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues have partially depended upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. For example, our licensee Astellas recently exercised its rights to terminate the license agreements related to ASP0113, an investigational CMV therapeutic vaccine, following negative results from a Phase 3 clinical trial. The revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the past three years. During the years ended December 31, 2017, 2016 and 2015, we recognized $0.3 million, $1.5 million and $1.8 million, respectively, of revenue related to license fees, and $13.5 million, $12.5 million and $14.7 million, respectively, of revenue related to contract services and product supply. During the three months ended March 31, 2018 and 2017, we recognized $0.5 million and $3.2 million, respectively, of revenue from Astellas.  If we are unable to enter into new collaboration or licensing arrangements with third parties, we will not receive additional revenues from these sources and our financial results will be negatively impacted. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $13.0 million, $9.0 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of March 31, 2018, we had incurred cumulative net losses totaling approximately $432.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Over the past several years our revenues have been largely dependent on manufacturing and research services performed under our license agreement with Astellas. In February 2018, Astellas exercised its rights to terminate the ASP0113 license agreements, and we will therefore not receive any further payments under these agreements. We also do not expect to enter into additional manufacturing services arrangements with other parties, and as a result revenues from manufacturing activities will not cover our costs of maintaining our manufacturing capabilities, which could increase our net losses. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

In October 2016, we also entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we may issue and sell up to $10.0 million of shares of our common stock from time to time. As of March 31, 2018, there was $5.7 million of our common stock available to be sold under the BP ATM Agreement.  However, BP is not obligated to sell any shares that we may request to be sold, and any attempt to sell shares under this facility, if made, may not be successful or generate sufficient proceeds to meet our capital requirements.

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

As of March 31, 2018, we were the assignee or co-assignee of 45 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of March 31, 2018, we were also prosecuting one pending patent application in the United States and one in Canada that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

Our and our collaborators’ success will depend in part on our, or our collaborators’, ability to obtain patent protection for our products and processes, both in the United States and in other countries. The patent positions of biotechnology and pharmaceutical companies, however, can be highly uncertain and involve complex legal and factual questions. Therefore, it is difficult to predict the breadth of claims allowed in the biotechnology and pharmaceutical fields.

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

(*)Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches.

We are dependent upon our own or third-party information technology systems, infrastructure and data, including mobile technologies, to operate our business. The multitude and complexity of our computer systems may make them vulnerable to service interruption or destruction, malicious intrusion, or random attack. Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our clinical trial data, intellectual property, trade secrets or personal information of our employees, patients, customers or other business partners may be exposed to unauthorized persons or to the public. Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. Third party sites that take part in clinical trials we or our collaborators sponsor face similar risks and any security breach of their systems could adversely affect us. A security breach or privacy violation that leads to disclosure or modification of or prevents access to patient information, including personally identifiable information or protected health information, could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of database contents and otherwise subject us to litigation or other liability under laws and regulations that protect personal data, any of which could disrupt our business and/or result in increased costs or loss of revenue. Moreover, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information, trade secrets or other intellectual property. While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us. In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2015, to March 31, 2018, our stock price has ranged from $1.32 to $15.50. The following factors, among others, could have a significant impact on the market price of our common stock:

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

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anthony A. Ramos, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(P)	Paper exhibit
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 333-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088) filed on August 6, 2010.
(3)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(4)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(5)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088) filed on August 10, 2010.
(6)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135398) filed on June 23, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: May 3, 2018	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
VP Finance, Chief Accounting Officer (on behalf of the registrant and as the registrant’s Principal Accounting Officer)