Form 10-Q
period 2018-06-30
VICAL INC
filed 2018-08-07
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Total shares of common stock outstanding at July 31, 2018: 21,815,979

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$10,071	$24,841
Marketable securities, available-for-sale	41,832	35,658
Restricted cash	192	192
Deferred contract costs	—	10,502
Receivables and other assets	1,610	5,124
Total current assets	53,705	76,317
Long-term investments	2,237	2,209
Property and equipment, net	165	606
Intangible assets, net	—	703
Other assets	659	659
Total assets	$56,766	$80,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,161	$5,217
Deferred revenue	20	11,700
Total current liabilities	3,181	16,917
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,815 and 21,802 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	218	218
Additional paid-in capital	490,185	489,975
Accumulated deficit	(436,948)	(426,738)
Accumulated other comprehensive income	130	122
Total stockholders' equity	53,585	63,577
Total liabilities and stockholders' equity	$56,766	$80,494

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Contract revenue	$725	$3,369	$1,431	$6,270
License and royalty revenue	10	52	20	356
Total revenues	735	3,421	1,451	6,626
Operating expenses:
Research and development	3,602	3,639	7,266	6,939
Manufacturing and production	—	1,602	1,436	2,911
General and administrative	2,261	1,591	4,378	3,100
Total operating expenses	5,863	6,832	13,080	12,950
Loss from operations	(5,128)	(3,411)	(11,629)	(6,324)
Other income:
Investment and other income, net	260	91	491	180
Net loss	$(4,868)	$(3,320)	$(11,138)	$(6,144)
Basic and diluted net loss per share	$(0.22)	$(0.30)	$(0.51)	$(0.55)
Weighted average shares used in computing basic and diluted net loss per share	21,837	11,139	21,834	11,121

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(4,868)	$(3,320)	$(11,138)	$(6,144)
Other comprehensive gain:
Unrealized gain on available-for-sale and long-term marketable securities:
Unrealized gain arising during holding period, net of tax benefit of $6 and $17 for three months ended June 30, 2018 and 2017, respectively, and $6 and $38 for six months ended June 30, 2018 and 2017, respectively	73	32	8	68
Other comprehensive gain	73	32	8	68
Total comprehensive loss	$(4,795)	$(3,288)	$(11,130)	$(6,076)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(11,138)	$(6,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	526
Write-off of abandoned patents	673	—
Compensation expense related to stock options and awards	209	428
Changes in operating assets and liabilities:
Deferred contract costs	—	(2,934)
Receivables and other assets	3,882	313
Accounts payable and accrued expenses	(2,056)	(124)
Deferred revenue	(249)	4,185
Deferred rent	—	(223)
Net cash used in operating activities	(8,630)	(3,973)
Cash flows from investing activities:
Maturities of marketable securities	14,719	12,407
Purchases of marketable securities	(20,843)	(9,180)
Purchases of property and equipment	(16)	(19)
Net cash (used in) provided by investing activities	(6,140)	3,208
Cash flows from financing activities:
Net proceeds from issuance of common stock	1	312
Payment of withholding taxes for net settlement of restricted stock units	(1)	(2)
Net cash provided by financing activities	-	310
Net decrease in cash, cash equivalents and restricted cash	(14,770)	(455)
Cash, cash equivalents and restricted cash at beginning of period	25,033	8,380
Cash, cash equivalents and restricted cash at end of period	$10,263	$7,925

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2018

(Unaudited)

1.	BASIS OF PRESENTATION

Vical Incorporated, or the Company, a Delaware corporation, was incorporated in April 1987 and has devoted substantially all of its resources since that time to its research and development programs. The Company develops biopharmaceutical products for the prevention and treatment of chronic or life-threatening infectious diseases, including a candidate for treating chronic hepatitis B in preclinical development and an antifungal candidate in clinical development.

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

The unaudited financial statements at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Annual Report on Form 10-K filed with the SEC.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants and any assumed issuance of common stock under restricted stock units (RSUs) as the effect would be antidilutive. Common stock equivalents of 7.2 million for the three and six months ended June 30, 2018 were excluded from the calculation because of their antidilutive effect.  There were no common stock equivalents for the three and six months ended June 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to contracts not completed as of December 31, 2017.  As it relates to process validation lots and stock piling lots completed but not delivered as of December 31, 2017 at the request of a customer, the Company concluded that, under ASC 606, the criteria for transfer of control were met prior to January 1, 2018 and as a result, the Company recorded an adjustment as of January 1, 2018 to recognize previously deferred revenue of $11.4 million and previously deferred contract costs of $10.5 million, with an adjustment to beginning retained earnings of $0.9 million.  The impact of adoption on the Company’s income statement and balance sheet as of June 30, 2018 and for the six months then ended was as follows (in thousands):

Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Revenues
Contract revenue	$1,431	$1,431	$-
Operating expenses
Manufacturing and production	1,436	1,436	-
Net loss	(11,138)	(11,138)	-

Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Assets
Deferred contract costs	$—	$10,502	$(10,502)
Liabilities
Deferred revenue	20	11,450	(11,430)
Equity
Accumulated deficit	(436,948)	(437,876)	928

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$48	$56	$76	$123
Manufacturing and production	—	37	(68)	65
General and administrative	114	104	201	240
Total stock-based compensation expense	$162	$197	$209	$428

During the six months ended June 30, 2018 and June 30, 2017, the Company granted stock-based awards with a total estimated value of $0.4 million and $0.7 million, respectively. At June 30, 2018, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.5 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the six months ended June 30, 2018 and 2017, were equal to 2.5% and 5.1%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

June 30, 2018	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$41,875	$—	$43	$41,832
	$41,875	$—	$43	$41,832

December 31, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$34,462	$—	$29	$34,433
Certificates of deposit	1,225	—	—	1,225
	$35,687	$—	$29	$35,658

At June 30, 2018, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the six months ended June 30, 2018. As of June 30, 2018, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Employee compensation	$1,315	$2,654
Clinical trial accruals	1,315	1,017
Accounts payable	357	1,213
Employee termination benefits accrual	2	—
Other accrued liabilities	172	333
Total accounts payable and accrued expenses	$3,161	$5,217

At June 30, 2018, receivables and other assets included idle manufacturing equipment with a net book value of $0.3 million that was classified as held for sale. A transaction to sell these assets was completed in July 2018. See Note 13 for additional information.

5.	LONG-TERM INVESTMENTS

As of June 30, 2018, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of June 30, 2018. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of June 30, 2018, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 5.73%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of June 30, 2018, none of which were realized during the six months ended June 30, 2018. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized gains of $22,000 and $74,000 for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at June 30, 2018, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2018	Level 1	Level 2	Level 3	Total
Money market funds	6,733	—	—	6,733
U.S. treasuries	41,832	—	—	41,832
Auction rate securities	—	—	2,237	2,237
	$48,565	$—	$2,237	$50,802

	Fair Value Measurements
December 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,225	$—	$—	$1,225
Money market funds	21,760	—	—	21,760
U.S. treasuries	34,433	—	—	34,433
Auction rate securities	—	—	2,209	2,209
	$57,418	$—	$2,209	$59,627

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2018. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of June 30, 2018 and December 31, 2017, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the six months ended June 30, 2018. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2017	$2,209
Total unrealized gains, excluding tax impact, included in other comprehensive loss	28
Balance at June 30, 2018	$2,237
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company was performing research and development services and manufacturing services which were being paid for by Astellas. During the three months ended June 30, 2018 and 2017, the Company recognized $0.7 million and $3.1 million, respectively, of revenue related to these contract services.  During the six months ended June 30, 2018 and 2017, the Company recognized $1.2 million and $6.0 million, respectively, of revenue related to these contract services.  The Company also recognized $0.2 million in license revenue under the Astellas agreements during the six months ended June 30, 2017.

9.	FACILITY LEASE

The Company leases approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California. In July 2016, the term of the lease was extended for 16 months through December 2018.

10.	STOCKHOLDERS’ EQUITY

  As of the date of this filing, the Company has on file a shelf registration statement that allows it to raise up to an additional $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants. Specific terms of any offering under a shelf registration statement and the securities involved would be established at the time of sale.

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

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. In exchange for the payment, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit. The decision to sell, license or sublicense rights is a contingent event within the Company’s control.  There are no guarantees for any outcomes of the research activities, no purchase obligations required by the Company and no debt or equity arrangements connected with the research activities.  There are no other written or oral side agreements between the Company and AnGes that indicate that the funding of the research activities will be repaid.  The Company is responsible for the conduct of the research activities. The upfront payment received was deferred and recognized as contract revenue as the related research costs are incurred. As of June 30, 2018, the Company had recognized the full $750,000 payment as contract revenue, with $0.1 million recognized in the three months ended June 30, 2018.

12.	RESTRUCTURING COSTS

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development.  As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets. The Company recorded charges for one-time employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the six months ended June 30, 2018.  Overhead costs associated with the former manufacturing facility of $0.6 million and $1.0 million have been recognized as general and administrative expense during the three and six months ended June 30, 2018, respectively. The following table summarizes the components of the restructuring charges (in thousands):

	Employee
	Termination	Asset
	Benefits	Impairments	Total
Research and development	$272	$267	$539
Manufacturing and production	735	—	735
General and administrative	117	—	117
	$1,124	$267	$1,391

The following table sets forth the accrual activity for employee termination benefits for the six months ended June 30, 2018 (in thousands).  No additional charges are expected to be incurred.

Balance at December 31, 2017	$—
Accruals	1,124
Payments	(1,122)
Balance at June 30, 2018	$2

13.SUBSEQUENT EVENT

In January 2018, after the Company announced that ASP0113 did not meet its primary endpoint the Company decided to shut down its manufacturing operations. In July 2018, the Company entered into an agreement with Genopis, Inc., or Genopis, to sell the Company’s idle manufacturing assets for $1.7 million. As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease, which expires on December 31, 2018. Vical will continue to occupy approximately 17,000 square feet of lab and office space at no cost. Genopis was also required to sign a long-term lease with the facility’s landlord beginning on January 1, 2019. Genopis agreed to sublease 17,000 square feet of the facility to the Company at no cost for the one-year period ending on December 31, 2019.  We will complete the accounting for the agreements with Genopis during the third quarter of our current fiscal year ending December 31, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. These statements often contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words.  Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products based on our patented DNA delivery and other technologies. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2017, and in our subsequent filings with the SEC, and those identified in Part II, Item 1A of this Report under the caption “Risk Factors”. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have two active development programs in the area of infectious disease comprised of:

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

•

An ongoing early stage development program of a novel treatment for chronic hepatitis B virus (CHB) infection based on our DNA and lipid-delivery technologies. The initial stage of this program will be to demonstrate preclinical proof of concept for inhibiting hepatitis B virus (HBV) infection in a mouse model in the fourth quarter of 2018. The ultimate aim of this program would be to demonstrate eradication of persistent HBV infection in CHB patients. This preclinical development effort is being conducted in collaboration with our strategic partner, AnGes, Inc.

Product Development

The table below summarizes our active development programs.

Product/Concept	Intended Use	Development Status[1]
VL-2397 antifungal	Treatment of invasive fungal infections	Phase 2
VR-CHB-01 chronic hepatitis B	Eradication of persistent HBV infection	Preclinical

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

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We have previously earned revenues by performing services under research and development and manufacturing contracts, from grants, and from licensing access to our proprietary technologies. Revenues by source were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Source	2018	2017	2018	2017
Astellas supply and services contract	$0.7	$3.1	$1.2	$6.0
Astellas license	—	—	—	0.2
Other contracts, licenses and royalties	—	0.3	0.3	0.4
Total revenues	$0.7	$3.4	$1.5	$6.6

In January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development.  As a result, we do not expect additional collaboration or license revenue absent new agreements with third parties.

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Program	2018	2017	2018	2017
CMV	$—	$2.4	$1.5	$4.5
HSV-2	0.6	2.1	1.3	3.8
VL-2397	2.4	0.4	4.7	0.8
Other research, development, manufacturing and production	0.6	0.3	1.2	0.8
Total research, development, manufacturing and production	$3.6	$5.2	$8.7	$9.9

These programs will require significant additional funds to advance through development to commercialization. From inception through June 30, 2018, we had spent approximately $15.7 million on our VL-2397 program.  The development of our CMV and HSV-2 vaccine programs has been terminated following negative trial results and we do not expect additional material spending on these programs going forward.

Our chronic hepatitis B product candidate is in the research stage. It can take many years to develop product candidates from the initial decision to screen product candidates, perform preclinical and safety studies, and perform clinical trials leading up to possible approval of a product by the FDA or comparable foreign agencies. The outcome of the research is unknown until each stage of the testing is completed, up through and including registration-enabling clinical trials. Accordingly, we are unable to predict which potential product candidates we may proceed with, the time and cost to complete development, and ultimately whether we will have a product approved by the FDA or comparable foreign agencies.

As a result, we expect to incur substantial operating losses for at least the next several years, due primarily to the advancement of our research and development programs, the cost of preclinical studies and clinical trials, spending for outside services, costs related to maintaining our intellectual property portfolio, costs related to our facilities, and possible advancement toward commercialization activities.

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

Results of Operations

Three Months Ended June 30, 2018, Compared with Three Months Ended June 30, 2017

Total Revenues. Total revenues decreased $2.7 million, or 78.5%, to $0.7 million for the three months ended June 30, 2018, from $3.4 million for the three months ended June 30, 2017. This decrease was primarily due to a decrease in Astellas contract revenues due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses were $3.6 million for the three months ended June 30, 2018 and June 30, 2017.  In 2018, there was an increase in costs associated with the start-up of the VL2397 clinical trial and an increase in patent expense due to the write-off of HSV-2 capitalized patent costs. These increases were offset by a decrease in clinical trial costs relating to the HSV-2 program.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased to $0 for the three months ended June 30, 2018, from $1.6 million for the three months ended June 30, 2017. This decrease was due to the termination of the ASP0113 program in January 2018. The termination resulted in a decrease in manufacturing activity and a headcount reduction. In February 2018, we discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses.

General and Administrative Expenses. General and administrative expenses increased $0.7 million, or 42.1%, to $2.3 million for the three months ended June 30, 2018, from $1.6 million for the three months ended June 30, 2017. This increase was primarily due to the allocation of additional overhead to general and administrative expenses as a result of the closure of our manufacturing facility.

Investment and Other Income, Net. Investment and other income, net, increased $0.2 million to $0.3 million for the three months ended June 30, 2018, from $0.1 million for the three months ended June 30, 2017 primarily due to increased earnings on investments.

Six Months Ended June 30, 2018, Compared with Six Months Ended June 30, 2017

Total Revenues. Total revenues decreased $5.1 million, or 78.1%, to $1.5 million for the six months ended June 30, 2018, from $6.6 million for the six months ended June 30, 2017. This decrease was primarily due to a decrease in Astellas contract revenues due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses increased $0.4 million, or 4.7%, to $7.3 million for the six months ended June 30, 2018, from $6.9 million for the six months ended June 30, 2017.  This increase was primarily due to higher patent expense as a result of the write-off of capitalized patent costs associated with the terminated ASP0113 program and the recognition of restructuring costs in January 2018. These increases were partially offset by lower HSV-2 clinical trial costs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $1.5 million, or 50.7%, to $1.4 million for the six months ended June 30, 2018, from $2.9 million for the six months ended June 30, 2017. This decrease was primarily due to a decrease in salaries and benefits and allocated overhead due to the termination of the ASP0113 program and the closure of our manufacturing facility. These decreases were partially offset by a net decrease in deferred costs capitalized during the six months ended June 30, 2018 related to materials manufactured under our supply agreement with Astellas. We have discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 41.2%, to $4.4 million for the six months ended June 30, 2018, from $3.1 million for the six months ended June 30, 2017. This increase was primarily due to the allocation of additional overhead to general and administrative expenses as a result of the closure of our manufacturing facility.

Investment and Other Income, Net. Investment and other income, net, increased $0.3 million to $0.5 million for the six months ended June 30, 2018, from $0.2 million for the six months ended June 30, 2017 primarily due to increased earnings on investments.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $54.3 million at June 30, 2018, compared with $62.9 million at December 31, 2017. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2018, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $8.6 million and $4.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2018, compared with the prior year period, was primarily the result of the payment of employee termination benefits and a decrease in cash receipts from Astellas due to the termination of the ASP0113 program.

Net cash (used in) provided by investing activities was $(6.1) million and $3.2 million for the six months ended June 30, 2018 and 2017, respectively. The increase in net cash used in investing activities for the six months ended June 30, 2018, compared with the prior year period, was primarily the result of an increase in net purchases of marketable securities.

Net cash provided by financing activities was $0.0 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.  The decrease in net cash provided by financing activities for the six months ended June 30, 2018, compared with the prior year period, was the result of the sale of $0.3 million of the Company’s common stock during the six months ended June 30, 2017.

A discussion of our exposure to auction rate securities is included in Part I, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

In the long-term, we expect to incur substantial additional research and development expenses and general and administrative expenses, including increases in costs related to personnel, preclinical and clinical testing, outside services, intellectual property and possible commercialization. Our future capital requirements will depend on many factors, including continued scientific progress in our research and development programs, the scope and results of preclinical testing and clinical trials, the time and costs involved in obtaining regulatory approvals, the costs involved in filing, prosecuting, enforcing and defending patent claims, the impact of competing technological and market developments, the cost of manufacturing scale-up and validation, and possible commercialization activities and arrangements. We may seek additional funding through research and development relationships with suitable potential corporate collaborators. We may also seek additional funding through public or private financings. For example, in November 2017, we sold 9,194,286 shares of our common stock and pre-funded warrants to purchase 7,234,285 shares of our common stock in a public offering for gross proceeds of approximately $28.7 million.

We currently have on file an effective shelf registration statement that allows us to raise up to $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities that we may sell under the registration statement in any 12-month period.

Despite our current shelf registration statement, additional financing through these or other means may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2019.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at June 30, 2018, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have employment agreements that contain severance arrangements with our chief executive officer, or CEO, and our four other executives. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other four executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for the other executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance for the other executives consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The maximum payments due under these employment agreements would have been $3.8 million if each such officer was terminated at June 30, 2018.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a four-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our investments at June 30, 2018.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of June 30, 2018, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At June 30, 2018, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at June 30, 2018. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of June 30, 2018, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of June 30, 2018, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2018. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

ITEM 4.       CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(*)None of our product candidates has been approved for sale, and we have a limited number of product candidates in development. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

All of our product candidates are either in research or development. We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Limited data exist regarding the efficacy of DNA vaccines or therapeutics compared with conventional vaccines or therapeutics. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, we may stop development and regulatory authorities will not approve them. For example, earlier this year, development of ASP0113, an investigational CMV therapeutic vaccine developed by us and based on our DNA delivery technology, was terminated following negative results from a Phase 3 trial, and in June 2018 we terminated further development of our HSV-2 vaccine candidate following negative results from a Phase 2 trial.

We have an on-going Phase 2 clinical trial of VL-2397, our novel antifungal candidate, but the results of this trial may not be positive and the favorable results or trends observed in our previously completed clinical trial for this product candidate may not continue in the Phase 2 clinical trial. Our ongoing Phase 2 clinical trial and any future trial may not demonstrate sufficient safety or efficacy to support further product development. Because we have a limited number of product candidates, if we experience a significant delay, set-back or failure in the development of any of our product candidates, it could have a material adverse impact on our business prospects.

Even if we complete clinical development, the results of clinical trials may not support approval by the FDA or comparable foreign agencies or, if approved, our products may not be commercially successful, particularly if they do not gain market acceptance among physicians, patients, healthcare payers and relevant medical communities. If we fail to develop and commercialize our product candidates, we may be forced to curtail or cease operations.

(*)Our clinical trials or those of our partners may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

Before obtaining regulatory approvals for the commercial sale of our product candidates, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. We and our licensees have in the past suffered significant setbacks in advanced clinical trials due to lack of efficacy, notwithstanding promising results in earlier trials. For example, in 2013 we ceased development of Allovectin®, an investigational intratumoral cancer immunotherapy, following negative results from a Phase 3 trial. In June 2015 and in June 2018, we announced that our HSV-2 product candidate did not meet the primary endpoint in a Phase 1/2 and a Phase 2 clinical study, respectively. In September 2016, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 2 clinical study in kidney transplant patients and in January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development. Most product candidates that commence clinical trials are never approved as products.

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

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues have partially depended upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. For example, we previously entered into license agreements with Astellas related to ASP0113, an investigational CMV therapeutic vaccine, and these agreements were subsequently terminated following negative results from a Phase 3 clinical trial.  Prior to the termination, the revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the past three years. During the years ended December 31, 2017, 2016 and 2015, we recognized $0.3 million, $1.5 million and $1.8 million, respectively, of revenue related to license fees, and $13.5 million, $12.5 million and $14.7 million, respectively, of revenue related to contract services and product supply. During the six months ended June 30, 2018 and 2017, we recognized $1.2 million and $6.3 million, respectively, of revenue from Astellas.  If we are unable to enter into new collaboration or licensing arrangements with third parties, we will not receive additional revenues from these sources and our financial results will be negatively impacted. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $13.0 million, $9.0 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of June 30, 2018, we had incurred cumulative net losses totaling approximately $436.9 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Over the past several years our revenues have been largely dependent on manufacturing and research services performed under our license agreement with Astellas. In February 2018, Astellas exercised its rights to terminate the ASP0113 license agreements, and we will therefore not receive any further payments under these agreements. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

(*)We may need additional capital in the future. If additional capital is not available, we may have to curtail or cease operations.

We may need to raise more money to continue the research and development necessary to bring our products to market and to establish marketing and additional manufacturing capabilities. We may seek additional funds through public and private stock offerings, government contracts and grants, arrangements with corporate collaborators, borrowings under lines of credit or other sources. We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities we may sell under the registration statement in any 12-month period. However, we may not be able to raise additional funds on favorable terms, or at all. Conditions in the credit markets and the financial services industry may make equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants, such as limitations on our ability to incur additional indebtedness and other operating restrictions that could adversely impact our ability to conduct our business.

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

In January 2018, we implemented a restructuring designed to conserve capital and focus our efforts on our VL-2397 antifungal drug product candidate and VCL-HB01 vaccine candidate. In addition, in July 2018, we entered into an agreement with Genopis, Inc., or Genopis, to sell our idle manufacturing assets and sublease our manufacturing facilities space. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring and sale of our manufacturing assets, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities or that any of our restructuring efforts will be successful.

We will also need to effectively manage our operations and facilities in order to advance our drug development programs and support our collaboration arrangements. Following our January 2018 restructuring and July 2018 sale of our manufacturing assets, it is possible that our infrastructure may be inadequate to support our future efforts and business strategy or to maintain effective operational, financial and management controls and reporting systems and procedures. If we cannot successfully manage the transition of our restructured operations, we may be unsuccessful in executing our business strategy.

(*)We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

We recently announced that our board of directors plans to conduct a review of strategic alternatives and that we had retained MTS Health Partners, L.P. as our financial advisor to assist in the review process. These alternatives could include, but are not limited to, merger or acquisition transactions, issuing or transferring shares or our common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to execute on our current development strategy. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

As of June 30, 2018, we were the assignee or co-assignee of 45 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of June 30, 2018, we were also prosecuting one pending patent application in the United States and one in Canada that cover various aspects of our proprietary technologies, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

(*)We currently depend on third parties to conduct our clinical trials and manufacture our product candidates.

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

We also depend on collaborators, licensees or other third parties to manufacture our product candidates, and this reliance has increased following the sale of our manufacturing assets in July 2018. There are a limited number of third parties that could manufacture our product candidates. We may be unable to enter into any arrangement for the manufacture of our product candidates, and any arrangement we secure may not meet our requirements for manufacturing quality or quantity. Our dependence on third parties for the manufacture of our product candidates may also reduce our profit margins and our ability to develop and deliver products in a timely manner.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2015, to June 30, 2018, our stock price has ranged from $1.02 to $15.50. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anthony A. Ramos, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(P)	Paper exhibit
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 333-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088) filed on August 6, 2010.
(3)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(4)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(5)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088) filed on August 10, 2010.
(6)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.
(7)	Incorporated by reference to exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed on June 7, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: August 7, 2018	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)