Form 10-Q
period 2018-09-30
VICAL INC
filed 2018-10-29
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act.

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

Total shares of common stock outstanding at October 25, 2018: 21,816,041

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$12,101	$24,841
Marketable securities, available-for-sale	38,267	35,658
Restricted cash	192	192
Deferred contract costs	—	10,502
Receivables and other assets	1,916	5,124
Total current assets	52,476	76,317
Long-term investments	2,190	2,209
Property and equipment, net	117	606
Intangible assets, net	—	703
Other assets	844	659
Total assets	$55,627	$80,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,522	$5,217
Deferred revenue	10	11,700
Total current liabilities	3,532	16,917
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,816 and 21,802 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	218	218
Additional paid-in capital	490,244	489,975
Accumulated deficit	(438,458)	(426,738)
Accumulated other comprehensive income	91	122
Total stockholders' equity	52,095	63,577
Total liabilities and stockholders' equity	$55,627	$80,494

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Contract revenue	$37	$3,188	$1,468	$9,458
License and royalty revenue	10	52	30	408
Total revenues	47	3,240	1,498	9,866
Operating expenses:
Research and development	2,503	3,004	9,769	9,943
Manufacturing and production	—	1,778	1,436	4,689
General and administrative	1,610	1,639	5,988	4,739
Total operating expenses	4,113	6,421	17,193	19,371
Loss from operations	(4,066)	(3,181)	(15,695)	(9,505)
Other income:
Investment and other income, net	2,555	93	3,046	273
Net loss	$(1,511)	$(3,088)	$(12,649)	$(9,232)
Basic and diluted net loss per share	$(0.07)	$(0.27)	$(0.58)	$(0.82)
Weighted average shares used in computing basic and diluted net loss per share	21,841	11,458	21,838	11,237

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(1,511)	$(3,088)	$(12,649)	$(9,232)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale and long-term marketable securities:
Unrealized (loss) gain arising during holding period, net of tax benefit of $(6) and $10 for three months ended September 30, 2018 and 2017, respectively, and $0 and $49 for nine months ended September 30, 2018 and 2017, respectively	(39)	34	(31)	102
Other comprehensive (loss) gain	(39)	34	(31)	102
Total comprehensive loss	$(1,550)	$(3,054)	$(12,680)	$(9,130)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(12,649)	$(9,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	722
Accretion of discount on short-term investments	(144)	—
Write-off of abandoned patents	673	—
Gain on sale of property and equipment	(2,286)	—
Compensation expense related to stock options and awards	268	611
Changes in operating assets and liabilities:
Deferred contract costs	—	(4,061)
Receivables and other assets	4,090	319
Accounts payable and accrued expenses	(1,695)	174
Deferred revenue	(259)	4,785
Deferred rent	—	(223)
Net cash used in operating activities	(11,867)	(6,905)
Cash flows from investing activities:
Maturities of marketable securities	28,225	20,016
Purchases of marketable securities	(30,702)	(12,175)
Sale of property and equipment	1,639	—
Purchases of property and equipment	(35)	(27)
Net cash (used in) provided by investing activities	(873)	7,814
Cash flows from financing activities:
Net proceeds from issuance of common stock	1	1,116
Payment of withholding taxes for net settlement of restricted stock units	(1)	(3)
Net cash provided by financing activities	-	1,113
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,740)	2,022
Cash, cash equivalents and restricted cash at beginning of period	25,033	8,380
Cash, cash equivalents and restricted cash at end of period	$12,293	$10,402
Supplemental disclosure of noncash investing and financing activities:
Gain related to deferred rent	$1,067	$—

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

September 30, 2018

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

All of the Company’s potential products are in research and development phases. No revenues have been generated from the sale of any such products, nor are any such revenues expected for at least the next several years. The Company earns revenue from research and development agreements with pharmaceutical collaborators. The Company’s product candidates will require significant additional research and development efforts, including extensive preclinical and clinical testing. All product candidates that advance to clinical testing will require regulatory approval prior to commercial sale, and will require significant costs to commercialize. There can be no assurance that the Company’s research and development efforts, or those of its collaborators, will be successful. The Company expects to continue to incur substantial losses and not generate positive cash flows from operations for at least the next several years. No assurance can be given that the Company can generate sufficient product revenue to become profitable or generate positive cash flows from operations.

The unaudited financial statements at September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in its Annual Report on Form 10-K filed with the SEC.

Cash, Cash Equivalents and Marketable Securities

Cash and cash equivalents consist of cash and highly liquid securities with original maturities at the date of acquisition of ninety days or less and that can be liquidated without prior notice or penalty. Investments with an original maturity of more than ninety days are considered marketable securities and have been classified by management as available-for-sale. These investments are classified as current assets, even though the stated maturity date may be one year or more beyond the current balance sheet date which reflects management’s intention to use the proceeds from sales of these securities to fund its operations, as necessary. Such investments are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from the sale of available-for-sale securities or the amounts, net of tax, reclassified out of accumulated other comprehensive income (loss), if any, are determined on a specific identification basis.

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

Revenue Recognition

The Company recognizes revenue when control of its products and services is transferred to its customers in an amount that reflects the consideration the Company expects to receive from its customers in exchange for those products and services. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. The Company considers a performance obligation satisfied once it has transferred control of a good or service to the customer, meaning the customer has the ability to use and obtain the benefit of the good or service. The Company recognizes revenue for satisfied performance obligations only when it determines there are no uncertainties regarding payment terms or transfer of control.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants and any assumed issuance of common stock under restricted stock units (RSUs) as the effect would be antidilutive. Common stock equivalents covering 7.2 million shares for the three and nine months ended September 30, 2018 were excluded from the calculation because of their antidilutive effect.  There were no common stock equivalents excluded for the three and nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to contracts not completed as of December 31, 2017.  As it relates to process validation lots and stock piling lots completed but not delivered as of December 31, 2017 at the request of a customer, the Company concluded that, under ASC 606, the criteria for transfer of control were met prior to January 1, 2018 and as a result, the Company recorded an adjustment as of January 1, 2018 to recognize previously deferred revenue of $11.4 million and previously deferred contract costs of $10.5 million, with an adjustment to retained earnings of $0.9 million.  The impact of adoption on the Company’s income statement and balance sheet as of September 30, 2018 and for the nine months then ended was as follows (in thousands):

Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Revenues
Contract revenue	$1,468	$1,468	$-
Operating expenses
Manufacturing and production	1,436	1,436	-
Net loss	(12,649)	(12,649)	-

Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Assets
Deferred contract costs	$—	$10,502	$(10,502)
Liabilities
Deferred revenue	10	11,440	(11,430)
Equity
Accumulated deficit	(438,458)	(439,386)	928

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$41	$61	$117	$184
Manufacturing and production	—	30	(68)	95
General and administrative	18	92	219	332
Total stock-based compensation expense	$59	$183	$268	$611

During the nine months ended September 30, 2018 and September 30, 2017, the Company granted stock-based awards with a total estimated value of $0.4 million and $0.7 million, respectively. At September 30, 2018, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.3 million, which is expected to be recognized over a weighted-average period of 1.4 years. Stock-based awards granted during the nine months ended September 30, 2018 and 2017, were equal to 2.5% and 5.1%, respectively, of the outstanding shares of common stock at the end of the applicable period.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

September 30, 2018	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$38,307	$—	$40	$38,267
	$38,307	$—	$40	$38,267

December 31, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$34,462	$—	$29	$34,433
Certificates of deposit	1,225	—	—	1,225
	$35,687	$—	$29	$35,658

At September 30, 2018, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the nine months ended September 30, 2018. As of September 30, 2018, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Employee compensation	$1,438	$2,654
Clinical trial accruals	1,042	1,017
Accounts payable	576	1,213
Other accrued liabilities	466	333
Total accounts payable and accrued expenses	$3,522	$5,217

5.	LONG-TERM INVESTMENTS

As of September 30, 2018, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result, the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of September 30, 2018. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of September 30, 2018, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 5.70%, an estimated redemption period of five years and a discount rate of 1.00%. Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of September 30, 2018, none of which were realized during the nine months ended September 30, 2018. The losses when recognized are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive income are unrealized (loss) gain of $(20,000) and $95,000 for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had recorded cumulative unrealized gains of $0.4 million. The resulting carrying value of the auction rate security at September 30, 2018, was $2.2 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
September 30, 2018	Level 1	Level 2	Level 3	Total
Money market funds	9,208	—	—	9,208
U.S. treasuries	38,267	—	—	38,267
Auction rate securities	—	—	2,190	2,190
	$47,475	$—	$2,190	$49,665

	Fair Value Measurements
December 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,225	$—	$—	$1,225
Money market funds	21,760	—	—	21,760
U.S. treasuries	34,433	—	—	34,433
Auction rate securities	—	—	2,209	2,209
	$57,418	$—	$2,209	$59,627

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2018. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of September 30, 2018 and December 31, 2017, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the nine months ended September 30, 2018. The valuation of the Company’s investments in auction rate securities, which includes significant unobservable inputs, is more fully described in Note 5.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2017	$2,209
Total unrealized gains, excluding tax impact, included in other comprehensive loss	(19)
Balance at September 30, 2018	$2,190
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

Under the terms of the agreements, the Company was performing research and development services and manufacturing services which were being paid for by Astellas. During the three months ended September 30, 2018 and 2017, the Company recognized $30,000 and $3.1 million, respectively, of revenue related to these contract services.  During the nine months ended September 30, 2018 and 2017, the Company recognized $1.2 million and $9.1 million, respectively, of revenue related to these contract services.  The Company also recognized $0.2 million in license revenue under the Astellas agreements during the nine months ended September 30, 2017.

9.	FACILITY LEASE

The Company leases approximately 68,400 square feet of manufacturing, research laboratory and office space at a single site in San Diego, California. In July 2016, the term of the lease was extended for 16 months through December 2018.  In July 2018, the Company entered into an agreement with Genopis, Inc., or Genopis, to sell the Company’s idle manufacturing assets.  As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease.  See Note 13 for additional information.

10.	STOCKHOLDERS’ EQUITY

As of the date of this filing, the Company has on file a shelf registration statement that allows it to raise up to an additional $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities that it may sell under the registration statement in any 12-month period. Specific terms of any offering under a shelf registration statement and the securities involved would be established at the time of sale.

In November 2017, the Company sold 9,194,286 shares of its common stock in a public offering at a price of $1.75 per share, including an overallotment of 2,142,857 shares issued at a price of $1.75 per share, and pre-funded warrants to purchase 7,234,285 shares of common stock at a purchase price of $1.74 per share.  Net proceeds from the offering, after deducting underwriting discounts and commissions and other offering expenses payable by the Company, totaled $26.4 million.  The pre-funded warrants have an exercise price of $0.01 per share and may be exercised at any time.

11.	RELATED PARTY TRANSACTION

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. An amendment to the agreement was executed in September 2018 that added an additional non-refundable payment from AnGes to the Company of $145,000.  In exchange for the payments, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit. The decision to sell, license or sublicense rights is a contingent event within the Company’s control.  There are no guarantees for any outcomes of the research activities, no purchase obligations required by the Company and no debt or equity arrangements connected with the research activities.  There are no other written or oral side agreements between the Company and AnGes that indicate that the funding of the research activities will be repaid.  The Company is responsible for the conduct of the research activities. The upfront payments, when received, are deferred and recognized as contract revenue as the related research costs are incurred. As of September 30, 2018, the Company had recognized $757,000 as contract revenue.

12.	RESTRUCTURING COSTS

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development.  As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets. The Company recorded charges for one-time employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the nine months ended September 30, 2018.  Overhead costs associated with the former manufacturing facility of 0.2 million and $1.2 million have been recognized as general and administrative expense during the three and nine months ended September 30, 2018, respectively. The following table summarizes the components of the restructuring charges (in thousands):

	Employee
	Termination	Asset
	Benefits	Impairments	Total
Research and development	$272	$267	$539
Manufacturing and production	735	—	735
General and administrative	117	—	117
	$1,124	$267	$1,391

The following table sets forth the accrual activity for employee termination benefits for the nine months ended September 30, 2018 (in thousands).  No additional charges are expected to be incurred.

Balance at December 31, 2017	$—
Accruals	1,124
Payments	(1,124)
Balance at September 30, 2018	$—

13.	SALE OF MANUFACTURING ASSETS

In July 2018, the Company entered into an agreement with Genopis to sell the Company’s idle manufacturing assets for $1.7 million. As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease, which expires on December 31, 2018.  Genopis was also required to sign a long-term lease with the facility’s landlord beginning on January 1, 2019. Genopis agreed to sublease 17,000 square feet of the facility (consisting of lab and office space) to the Company at no cost for the one-year period ending on December 31, 2019.  A gain on the sale of assets of $2.3 million was recorded and is included in Investment and Other Income, Net.  The gain includes $1.1 million for the fair value of rent of the lab and office space that the Company is occupying at no cost, with the offset recorded to deferred rent expense in Receivables and Other Assets.

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

Overview

We research and develop biopharmaceutical products, including those based on our patented DNA delivery technologies, for the prevention and treatment of serious or life-threatening diseases. We currently have two active development programs in the area of infectious disease comprised of:

•

An ongoing Phase 2 trial of our novel antifungal candidate, VL-2397, for the treatment of patients with invasive aspergillosis. The multicenter, open label randomized clinical study, will compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic hematopoietic cell transplant (HCT). The global Phase 2 trial will enroll approximately 200 patients and will be randomized on a 2:1 basis with approximately 134 patients treated with VL-2397 and approximately 66 patients treated with a standard treatment course of their physician's choice of voriconazole, isavuconazole, or liposomal amphotericin B. The patients in the VL-2397 arm will receive daily treatment with VL-2397 for 4 weeks, followed by a 2-week course of their physician’s choice of the comparator. The primary endpoint of all-cause mortality will be measured at 4 weeks and again at 6 weeks for the key secondary endpoint. The trial will be conducted at selected sites in North America, Europe and Asia. The U.S. Food and Drug Administration (FDA) has advised that VL 2397 would be eligible for a Limited Use Indication (LUI) approval assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the FDA's advice. The final determination of whether the VL-2397 is approvable will be made by the FDA after review of all relevant data. The LUI is a provision of the Limited Population Pathway established under the 21st Century Cures Act of 2016. The FDA has granted us Qualified Infectious Disease Product (QIDP), Orphan Drug and Fast Track designations for VL-2397 for the treatment of invasive aspergillosis.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Source	2018	2017	2018	2017
Astellas supply and services contract	—	$3.1	$1.2	$9.1
Astellas license	—	—	—	0.2
Other contracts, licenses and royalties	—	0.2	0.3	0.6
Total revenues	$—	$3.3	$1.5	$9.9

In January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development.  As a result, we do not expect additional collaboration or license revenue absent new agreements with third parties.

Research, development, manufacturing and production costs by major program, as well as other costs, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Program	2018	2017	2018	2017
CMV	$—	$2.6	$1.5	$7.1
HSV-2	0.3	0.8	1.7	4.6
VL-2397	1.7	1.1	6.4	1.9
Other research, development, manufacturing and production	0.5	0.3	1.6	1.0
Total research, development, manufacturing and production	$2.5	$4.8	$11.2	$14.6

Each of our on-going programs will require significant additional funds to advance through development to commercialization. From inception through September 30, 2018, we had spent approximately $17.4 million on our VL-2397 program.  The development of our CMV and HSV-2 vaccine programs has been terminated following negative trial results and we do not expect additional material spending on these programs going forward.

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

Results of Operations

Three Months Ended September 30, 2018, Compared with Three Months Ended September 30, 2017

Total Revenues. Total revenues decreased $3.2 million, or 98.5%, to $47,000 for the three months ended September 30, 2018, from $3.2 million for the three months ended September 30, 2017. This decrease was primarily due to a decrease in Astellas contract revenues due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses decreased $0.5 million, or 16.7%, to $2.5 million for the three months ended September 30, 2018, from $3.0 million for the three months ended September 30, 2017.  This decrease was primarily due to higher VL2397 clinical trial costs in 2017 due to start-up of the trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased to $0 for the three months ended September 30, 2018, from $1.8 million for the three months ended September 30, 2017. This decrease was due to the termination of the ASP0113 program in January 2018. The termination resulted in a decrease in manufacturing activity and a headcount reduction. In February 2018, we discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses.

General and Administrative Expenses. General and administrative expenses were $1.6 million for the three months ended September 30, 2018 and September 30, 2017. Wages and benefits decreased $0.2 million in the three months ended September 30, 2018 due to headcount reduction, offset by an increase of $0.2 million due to the allocation of additional overhead to general and administrative expenses as a result of the closure of our manufacturing facility.

Investment and Other Income, Net. Investment and other income, net, increased $2.5 million to $2.6 million for the three months ended September 30, 2018, from $0.1 million for the three months ended September 30, 2017 primarily due to a $2.3 million gain on the sale of assets to Genopis.

Nine Months Ended September 30, 2018, Compared with Nine Months Ended September 30, 2017

Total Revenues. Total revenues decreased $8.4 million, or 84.8%, to $1.5 million for the nine months ended September 30, 2018, from $9.9 million for the nine months ended September 30, 2017. This decrease was primarily due to a decrease in Astellas contract revenues due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses decreased $0.2 million, or 1.7%, to $9.8 million for the nine months ended September 30, 2018, from $10.0 million for the nine months ended September 30, 2017.  This decrease was primarily due to lower HSV-2 clinical trial costs, offset by higher patent expenses as a result of the write-off of capitalized patent costs associated with the terminated ASP0113 program and the recognition of restructuring costs in January 2018.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $3.3 million, or 69.4%, to $1.4 million for the nine months ended September 30, 2018, from $4.7 million for the nine months ended September 30, 2017. This decrease was primarily due to a decrease in salaries and benefits and allocated overhead due to the termination of the ASP0113 program and the closure of our manufacturing facility. These decreases were partially offset by a net decrease in deferred costs capitalized during the nine months ended September 30, 2018 related to materials manufactured under our supply agreement with Astellas. We have discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 26.4%, to $6.0 million for the nine months ended September 30, 2018, from $4.7 million for the nine months ended September 30, 2017. This increase was primarily due to the allocation of additional overhead to general and administrative expenses as a result of the closure of our manufacturing facility.

Investment and Other Income, Net. Investment and other income, net, increased $2.7 million to $3.0 million for the nine months ended September 30, 2018, from $0.3 million for the nine months ended September 30, 2017 primarily due to a $2.3 million gain on the sale of assets to Genopis.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $52.8 million at September 30, 2018, compared with $62.9 million at December 31, 2017. The decrease in our cash, cash equivalents and marketable securities for the nine months ended September 30, 2018, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $11.9 million and $6.9 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in operating activities for the nine months ended September 30, 2018, compared with the prior year period, was primarily the result of the payment of employee termination benefits and a decrease in cash receipts from Astellas due to the termination of the ASP0113 program.

Net cash (used in) provided by investing activities was $(0.9) million and $7.8 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2018, compared with the prior year period, was primarily the result of an increase of $10.3 million in net purchases of marketable securities, offset by $1.7 million received for the sale of assets to Genopis.

Net cash provided by financing activities was $0.0 million and $1.1 million for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in net cash provided by financing activities for the nine months ended September 30, 2018, compared with the prior year period, was the result of $1.1 million in net proceeds from the sale of our common stock during the nine months ended September 30, 2017.

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at September 30, 2018, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have an employment agreement that contains severance arrangements with our chief executive officer, or CEO, and severance agreements with six of our other employees. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other six executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for three of these executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the remaining three employees consists of a lump-sum payment equal to six months of base salary at the then-current rate, including the payment of health insurance premiums for six months, plus a bonus payment of $75,000. The maximum payments due under these agreements would have been $4.0 million if each such employee was terminated at September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a four-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at September 30, 2018.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of September 30, 2018, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At September 30, 2018, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Since February 2008, there has been insufficient demand at auction for our auction rate security held at September 30, 2018. As a result, this security is currently not liquid, and we could be required to hold it until it is redeemed by the issuer or to maturity. As of September 30, 2018, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of September 30, 2018, we had recorded cumulative unrealized gains of $0.4 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2018. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues have partially depended upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. For example, we previously entered into license agreements with Astellas related to ASP0113, an investigational CMV therapeutic vaccine, and these agreements were subsequently terminated following negative results from a Phase 3 clinical trial.  Prior to the termination, the revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the past three years. During the years ended December 31, 2017, 2016 and 2015, we recognized $0.3 million, $1.5 million and $1.8 million, respectively, of revenue related to license fees, and $13.5 million, $12.5 million and $14.7 million, respectively, of revenue related to contract services and product supply. During the nine months ended September 30, 2018 and 2017, we recognized $1.2 million and $9.3 million, respectively, of revenue from Astellas.  If we are unable to enter into new collaboration or licensing arrangements with third parties, we will not receive additional revenues from these sources and our financial results will be negatively impacted. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

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

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $13.0 million, $9.0 million and $9.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of September 30, 2018, we had incurred cumulative net losses totaling approximately $438.5 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Over the past several years our revenues have been largely dependent on manufacturing and research services performed under our license agreement with Astellas. In February

2018, Astellas exercised its rights to terminate the ASP0113 license agreements, and we will therefore not receive any further payments under these agreements. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

We recently announced that our board of directors is conducting a review of strategic alternatives and that we had retained MTS Health Partners, L.P. as our financial advisor to assist in the review process. These alternatives could include, but are not limited to, merger or acquisition transactions, issuing or transferring shares of our common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to execute on our current development strategy. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

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

The FDA and comparable foreign regulatory bodies will regulate separately each DNA product containing a particular gene depending on its intended use. Presently, to commercialize any product we and our collaborators and licensees must file a regulatory application for each proposed use. We and our collaborators and licensees must conduct clinical studies to demonstrate the safety and efficacy of the product necessary to obtain FDA or foreign regulatory authority approval. The results obtained so far in our clinical trials and those of our collaborators and licensees may not be replicated in ongoing or future trials, or the results may be subject to varying interpretation on whether they are sufficient to support approval for commercialization. This may prevent any of our product candidates from receiving approval for commercial sale.

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

As of September 30, 2018, we were the assignee or co-assignee of 34 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

As of September 30, 2018, we were also prosecuting one pending patent application in the United States, not including patent applications for which we are a co-assignee and that are being prosecuted by our partners.

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

We are highly dependent on our principal scientific, clinical, regulatory and management personnel, including Vijay B. Samant, our President and Chief Executive Officer. The loss of the services of these individuals might significantly delay or prevent the achievement of our objectives. For example, due to the loss of various scientific personnel as a result of our January 2018 restructuring, we may be less effective in advancing our product candidates. We do not maintain “key person” life insurance on any of our personnel. We depend on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We face competition for qualified individuals from other companies, academic institutions, government entities and other organizations in attracting and retaining personnel. To pursue our product development plans, we may need to hire additional management personnel and additional scientific personnel to perform research and development, as well as additional personnel with expertise in clinical trials, government regulation and manufacturing. However, due to the reasons noted above, we may not be successful in hiring or retaining qualified personnel and therefore we may not be able to achieve our business objectives.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2015, to September 30, 2018, our stock price has ranged from $1.02 to $15.50. The following factors, among others, could have a significant impact on the market price of our common stock:

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

We currently have on file a shelf registration statement that allows us to raise up to an aggregate of $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants (subject to limitations on the amount of securities that we may sell under the registration statement in any 12-month period) and our restated certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, and reduce the likelihood that our common stockholders will receive dividend payments and payments upon liquidation. The issuance of preferred stock could also decrease the market price of our common stock, or have terms and conditions that could discourage a takeover or other transaction that might involve a premium price for our shares or that our stockholders might believe to be in their best interests.

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

Vical Incorporated

Date: October 29, 2018	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)