Form 10-K
period 2018-12-31
VICAL INC
filed 2019-03-01
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒    Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the last sale price of the registrant’s common stock reported on the Nasdaq Capital Market on June 30, 2018, was approximately $19,828,148.

The number of shares of common stock outstanding as of January 31, 2019, was 21,820,195.

Documents Incorporated by Reference:

Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Stockholders to be held May 23, 2019	Part III

VICAL INCORPORATED

FORM 10-K

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, our ongoing evaluation of strategic alternatives, the research and development of biopharmaceutical products, the timing of clinical trial activities and other statements describing our goals, expectations, intentions or beliefs. Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those discussed in this Annual Report on Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, those identified in Item 1A entitled “Risk Factors” beginning on page 11 of this report, as well as those discussed in our other filings with the Securities and Exchange Commission, or SEC, including our Quarterly Reports on Form 10-Q. As a result, you are cautioned not to unduly rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

PART I

ITEM 1.	BUSINESS

Overview

Until recently, we were focused on developing our novel antifungal VL-2397, for the treatment of patients with invasive aspergillosis. VL-2397 was being evaluated in a multicenter, open label randomized Phase 2 clinical study, designed to compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic hematopoietic cell transplant (HCT). In February 2019, we decided to discontinue the Phase 2 clinical trial of VL-2397 in order to conserve our cash resources while we pursue our strategic alternative review process.

Our board of directors is conducting a review of strategic alternatives, including, but are not limited to, merger or acquisition transactions, issuing or transferring shares of our common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

Our Current Strategy

In the third quarter of 2018, we announced plans to explore a range of strategic options to enhance stockholder value. We retained MTS Health Partners, L.P. to assist in the strategic review process.  Given our decision to discontinue the Phase 2 clinical trial of VL-2397, we will focus on concluding the strategic review process.

We expect to devote substantial time and resources to concluding the review of strategic alternatives. Despite devoting significant efforts to identify and evaluate potential strategic transactions, we may not be successful in completing a transaction. Further, even if a strategic transaction is completed, it ultimately may not deliver the anticipated benefits or enhance stockholder value.

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

Product Development

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

The U.S. FDA has advised that VL-2397 would be eligible for a Limited Use Indication (LUI) approval assuming a successful outcome of a single Phase 2 trial carried out in accordance with a protocol and statistical analysis plan consistent with the Agency’s advice. The final determination whether the drug is approvable will be made by FDA after review of all relevant data. The LUI is a provision of the Limited Population Pathway established under the 21st Century Cures Act of 2016. In the case of VL-2397, the LUI approval would be for patients for whom alternative regimens are not available to treat their invasive aspergillosis.  A Phase 3 trial would be required to support full approval of VL-2397 for the treatment of invasive aspergillosis in a broader population. The FDA has granted Vical Qualified Infectious Disease Product (QIDP), Orphan Drug and Fast Track designations for VL-2397 in the treatment of invasive aspergillosis.

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

As of December 31, 2018, the aggregate potential milestone payments that we could be obligated to pay under our active in-license agreements total approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. We may also be obligated to pay royalties based on net sales of any products which incorporate the in-licensed technology.

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

As of December 31, 2018, we were the assignee or co-assignee of 30 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated.

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

Competition

We are aware of several development-stage and established enterprises, including major pharmaceutical and biotechnology firms, which are actively engaged in invasive fungal infection research and development. These include Amplyx Pharmaceuticals, F2G Ltd, Cidara Therapeutics and Scynexis, Inc. We may also experience competition from companies that have acquired or may acquire technologies from companies, universities and other research institutions. These companies may develop proprietary technologies which may materially and adversely affect our business. If these or any other companies develop products with efficacy or safety profiles significantly better than our products, we may not be able to commercialize our products, and sales of any of our commercialized products could be harmed.

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

Under the Orphan Drug Act, the FDA may grant orphan designation to a product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making a product available in the United States for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA or BLA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives the first FDA approval for such product for the disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity. Competitors, however, may receive approval of different products for the indication for which the orphan product has exclusivity or obtain approval for the same product but for a different indication for which the orphan product has exclusivity. If a product designated as an orphan product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan product exclusivity.

We received QIDP, Orphan Drug, and Fast Track designation for VL-2397 for the treatment of invasive aspergillosis. With Qualified Infectious Disease Product designation, if VL-2397 for the treatment of invasive aspergillosis is approved by FDA, the FDA will extend by an additional five years any non-patent marketing exclusivity period awarded. FDA’s Fast Track Drug Development Program is a process designed to facilitate the development and expeditious review of drugs to treat serious conditions and fill an unmet medical need. These designations allow for companies to interact with the FDA review team frequently to discuss critical development issues such as study design, required safety data necessary to support approval, and structure and content of an application. Additionally, should the FDA determine that a Fast Track product may be effective after their preliminary evaluation of clinical data submitted by a sponsor, the FDA may also consider reviewing portions of a marketing application before the sponsor submits the complete application, known as a “rolling” submission.

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

There are ongoing efforts by governmental and third-party payers to contain or reduce the costs of healthcare through various reform measures. For example, in the United States, the Federal government passed comprehensive healthcare reform legislation, the Affordable Care Act, or ACA, in 2010. With respect to pharmaceutical products, the ACA, among other things, expanded and increased industry rebates for drugs covered by Medicaid and made changes to the coverage requirements under Medicare Part D, Medicare’s prescription drug benefits program.  Since its enactment there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of any certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law, including the repeal, effective January 1, 2019, of the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain fees mandated by the ACA, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Moreover, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50% to 70% the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. Congress may consider other legislation to repeal or repeal and replace elements of the ACA. We continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

Employees

As of December 31, 2018, we had 30 full-time employees, including five with doctorate degrees and one medical doctor. Of these full-time employees, 19 were engaged in, or directly supporting, research and development and manufacturing activities, and 11 were in general and administrative positions. A significant number of our management and other employees have prior experience with pharmaceutical and/or biotechnology companies. None of our employees is covered by collective bargaining agreements, and our management considers relations with our employees to be good.  In

February 2019, we made the decision to discontinue the Phase 2 clinical trial of our novel antifungal VL-2397. As a result, we plan to undertake a restructuring, including an appropriate reduction in staff.

Executive Officers of the Registrant

Our executive officers are as follows:

Name	Age[1]	Position
Vijay B. Samant	66	President, Chief Executive Officer and Director
Mammen P. Mammen, Jr., M.D.[2]	55	Sr. Vice President, Clinical Development
Anthony A. Ramos	52	Vice President, Chief Financial Officer
Larry R. Smith, Ph.D.	58	Sr. Vice President, Research

[1]	As of December 31, 2018.
[2]	On February 19, 2019, Dr. Mammen departed the Company and will no longer serve as our Sr. Vice President, Clinical Development.

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

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

We have announced that our board of directors is conducting a review of strategic alternatives and we have retained MTS Health Partners, L.P. as our financial advisor to assist in the review process. These alternatives could include, but are not limited to, merger or acquisition transactions, issuing or transferring shares of our common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to execute on our current development strategy or to cease our current drug development activities altogether. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders, if any, will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations and evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to identify and evaluate strategic alternatives, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our business.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term and long-term expenditures;
•	exposure to unknown liabilities;
•	higher than expected acquisition or integration costs;
•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•	write-downs of assets or goodwill or incurrence of non-recurring, impairment or other charges;
•	increased amortization expenses;
•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and
•	inability to retain key employees of our company or any acquired business.

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects.

None of our product candidates has been approved for sale, and we have a limited number of product candidates in development. If we do not develop commercially successful products, we may be forced to curtail or cease operations.

We must conduct a substantial amount of additional research and development before any U.S. or foreign regulatory authority will approve any of our product candidates. Results of our research and development activities may indicate that our product candidates are unsafe or ineffective. In this case, we may stop development and regulatory authorities will not approve them. For example, we have previously terminated numerous development programs following negative results from preclinical studies or clinical trials.

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

Our clinical trials may fail to demonstrate adequately the safety and efficacy of our product candidate, which would prevent or delay regulatory approval and commercialization.

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

•	we may encounter delays in reaching agreement with regulators on final clinical study design;
•	we may decide, or regulators may require us, to conduct additional preclinical testing or clinical studies;

•	enrollment in our clinical studies may be slower than we anticipate;
•	we may encounter delays in engaging prospective clinical research organizations and clinical trial sites to conduct our clinical studies or may have disagreements with these entities;
•	the cost of our clinical studies may be greater than we anticipate;
•	we may not be able to raise funding necessary to initiate or complete our clinical studies; and
•	the supply or quality of our product candidates or other materials necessary to conduct our clinical studies may be insufficient, inadequate or delayed.

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

Our revenues have depended on the development and commercialization of products in collaboration with others to whom we have licensed our technologies. If we are unable to find additional collaborators or licensees, or if future collaborators or licensees do not successfully develop and commercialize products covered by such arrangements, we may not be able to derive collaboration and licensing revenues, we may lose opportunities to validate our technologies, or we may be forced to curtail our development and commercialization efforts in these areas.

We have licensed, and may continue to license, our technologies to corporate collaborators and licensees for the research, development and commercialization of specified product candidates. Our revenues have partially depended upon the ability of these collaborators and licensees to successfully develop and commercialize products covered by these arrangements. For example, we previously entered into license agreements with Astellas related to ASP0113, an investigational CMV therapeutic vaccine, and these agreements were subsequently terminated following negative results from a Phase 3 clinical trial.  Prior to the termination, the revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the prior two years. During the years ended December 31, 2018, 2017 and

2016, we recognized $0.0 million, $0.3 million and $1.5 million, respectively, of revenue related to license fees, and $1.2 million, $12.9 million and $12.5 million, respectively, of revenue related to contract services and product supply. If we are unable to enter into new collaboration or licensing arrangements with third parties, we will not receive additional revenues from these sources and our financial results will be negatively impacted. The development and commercialization efforts of our collaborators and licensees are subject to the same risks and uncertainties described above with respect to our independently developed product candidates.

Some collaborators or licensees may not succeed in their product development efforts. It is possible that our collaborators or licensees may be unable to obtain regulatory approval of product candidates using our technologies or successfully market and commercialize any such products for which regulatory approval is obtained. Other collaborators or licensees may not devote sufficient time or resources to the programs covered by these arrangements, and we may have limited or no control over the time or resources allocated by these collaborators or licensees to these programs. The occurrence of any of these events may cause us to derive little or no revenue from these arrangements, lose opportunities to validate our technologies, or force us to curtail or cease our development and commercialization efforts in these areas.

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

We licensed rights to patents and know-how for VL-2397 from Astellas pursuant to an in-license agreement that contains obligations to pay Astellas regulatory and sales milestone payments relating to VL-2397, as well as royalties on net sales of VL-2397.  If we fail to make a required payment to Astellas or otherwise materially breach our in-license agreement with Astellas, including our obligation to use commercially reasonable efforts to advance development of VL-2397, and do not cure the failure within the required time period, Astellas may be able to terminate the license to the VL-2397 patents and know-how, which could have a material adverse effect on our business, financial condition and results of operations.

We have a history of net losses. We expect to continue to incur net losses and we may not achieve or maintain profitability.

To date, we have not sold, or received approval to sell, any pharmaceutical products. We do not expect to sell any pharmaceutical products for at least the next several years. Our net losses were approximately $16.3 million, $13.0 million and $9.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had incurred cumulative net losses totaling approximately $442.1 million. Moreover, we expect that our net losses will continue and may increase for the foreseeable future. We may not be able to achieve projected results if we generate lower revenues or receive lower investment income than expected, or we incur greater expenses than expected, or all of the above. Over the past several years our revenues were largely dependent on manufacturing and research services performed under our license agreement with Astellas. In February 2018, Astellas exercised its rights to terminate the ASP0113 license agreements, and we will therefore not receive any further payments under these agreements. We may never generate sufficient product revenue to become profitable. We also expect to have quarter-to-quarter fluctuations in revenues, expenses, and losses, some of which could be significant.

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

If we do not realize the expected benefits and successfully manage the transition from our restructuring our operations and financial condition may be negatively impacted.

In January 2018, we implemented a restructuring designed to conserve capital and focus our efforts on our VL-2397 antifungal drug product candidate. In addition, in July 2018, we entered into an agreement with Genopis, Inc., or Genopis, to sell our idle manufacturing assets and sublease our manufacturing facilities space. In February 2019, in light of our decision to discontinue the Phase 2 clinical trial of our novel antifungal VL-2397, we plan to restructure our operations to conserve capital. If we are unable to realize the expected operational efficiencies and cost savings from our restructuring activities and sale of our manufacturing assets, our operating results and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional restructuring activities or that any of our restructuring efforts will be successful.

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

Adverse events or the perception of adverse events in the biotechnology industry, or with respect to our product candidates, may negatively impact regulatory approval or public perception of our products.

Future AEs in the biotechnology industry could result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approval of our potential products. Any increased scrutiny could delay or increase the costs of our product development efforts or clinical trials. In addition, any AEs that may occur in our clinical trials and any resulting publicity may cause regulatory delays or otherwise affect our product development efforts or clinical trials.

Some of our potential products may be administered to patients who are suffering from, or are vulnerable to, serious diseases or other conditions which can themselves be life-threatening and often result in the death of the patient. Patient deaths in our clinical trials, even if caused by pre-existing diseases or conditions, could negatively affect the perception of our product candidates. In addition, although we do not believe our potential product candidates could cause the diseases they are designed to protect against, a temporal relationship between the potential product and the disease onset could be perceived as causal.

Our patents and proprietary rights may not provide us with any benefit and the patents of others may prevent us from commercializing our products.

As of December 31, 2018, we were the assignee or co-assignee of 30 issued U.S. and foreign patents. We maintain our issued patents by paying maintenance fees to the patent office in each country when due. Where appropriate, we participate in legal proceedings to vigorously defend against the revocation or withdrawal of our patents. The scope and nature of these proceedings generally differ depending on the country in which they are initiated. If we are not successful in defending our patents, we may lose all or part of our proprietary rights related to those patents in these geographic regions.

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

Some components of our product candidates are, or may become, patented by others. As a result, we may be required to obtain licenses to conduct research, to manufacture, or to market such products. Licenses may not be available on commercially reasonable terms, or at all, which may impede our ability to commercialize our products.

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

If we conduct clinical trials or manufacture our product candidates, we expect to depend on third parties.

If we conduct clinical trials, we expect to rely on third parties, including clinical research organizations, medical institutions and contract laboratories, to perform critical services for us in connection with such clinical trials. These third parties would be responsible for many aspects of the trials, including finding and enrolling subjects for testing and administering the trials. Even if we rely on third parties to conduct our clinical trials, we will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol and applicable regulations, including good clinical practices established by the FDA and foreign regulatory authorities, which govern the conduct, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that trial subjects are adequately informed of the potential risks associated with participating in clinical trials. Even if we rely on third parties, this will not relieve us of the responsibility to ensure these requirements are met. It is possible that these third parties will not comply with all regulatory and contractual requirements or will not otherwise perform their services in a timely or acceptable manner, and we may need to enter into new arrangements with alternative third parties and our clinical trials may be extended, delayed or terminated. In addition, if such third parties fail to perform their obligations in compliance with our clinical trial protocols or applicable good clinical practice regulations, our clinical trials may not meet regulatory requirements or may need to be repeated, and we may not be able to obtain regulatory approval for or commercialize the product candidate being tested in such trials. These risks also apply to the development activities of our collaborators and licensees, and we do not control our collaborators’ and licensees’ research and development, clinical trials or regulatory activities.

If we manufacture our product candidates, we expect to depend on collaborators, licensees or other third parties to manufacture our product candidates, and this reliance has increased following the sale of our manufacturing assets in July 2018. There are a limited number of third parties that could manufacture our product candidates. We may be unable to enter into any arrangement for the manufacture of our product candidates, and any arrangement we secure may not meet our requirements for manufacturing quality or quantity. If we manufacture our product candidates, we expect that our dependence on third parties for the manufacture of our product candidates may also reduce our profit margins and our ability to develop and deliver products in a timely manner.

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

Our internal computer systems, or those used by our contractors or consultants, may fail or suffer security breaches.

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

The market price of our common stock, like that of many other life sciences companies, has been and is likely to continue to be highly volatile. From January 1, 2016, to December 31, 2018, our stock price has ranged from $1.00 to $4.80. The following factors, among others, could have a significant impact on the market price of our common stock:

•	The results of our on-going review of strategic alternatives;
•	The results of our preclinical studies and clinical trials or announcements regarding our plans for future studies or trials, or those of our collaborators, licensees or competitors;
•	Evidence or lack of evidence of the safety or efficacy of our potential products or those of our collaborators, licensees or competitors;
•	Our ability to enter into new collaboration and licensing agreements and the success of any collaborators and licensees in the development or commercialization of our product candidates;
•	The announcement by us or our collaborators, licensees or competitors of technological innovations or new products;
•	Developments concerning our patent or other proprietary rights or those of our collaborators, licensees or competitors, including litigation and challenges to our proprietary rights;
•	Other developments with our collaborators or licensees, including our entry into new collaborative or licensing arrangements;
•	Geopolitical developments, natural or man-made disease threats, or other events beyond our control;
•	U.S. and foreign governmental regulatory actions;
•	Changes or announcements in reimbursement policies;
•	Period-to-period fluctuations in our operating results;
•	Market conditions for life science stocks in general;
•	Changes in the collective short interest in our stock;
•	Changes in estimates of our performance by securities analysts; and
•	Our cash balances, need for additional capital, and access to capital.

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

We occupy approximately 17,000 square feet of research laboratory and office space at a single site in San Diego, California through a sublease with Genopis, Inc. ending on December 31, 2019.

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

As of January 31, 2019, there were approximately 128 stockholders of record of our common stock and 21,820,195 shares of our common stock outstanding. We did not repurchase any of our common stock in the fourth quarter of 2018.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

The following table compares total stockholder returns for Vical over the last five years to the Nasdaq U.S. and Foreign Index and the Nasdaq Pharmaceutical Stocks Index assuming a $100 investment made on December 31, 2013. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
Contract revenue	$1,582	$13,401	$12,804	$18,860	$13,304
License and royalty revenue	40	418	1,727	2,090	1,913
Total revenues	1,622	13,819	14,531	20,950	15,217
Operating expenses:
Research and development	12,327	14,391	10,355	11,061	11,467
Manufacturing and production	1,436	6,479	6,291	10,927	10,824
General and administrative	7,505	6,335	7,062	8,366	9,552
Total operating expenses	21,268	27,205	23,708	30,354	31,843
Loss from operations	(19,646)	(13,386)	(9,177)	(9,404)	(16,626)
Investment and other income, net	3,392	426	204	166	134
Net loss	(16,254)	(12,960)	(8,973)	(9,238)	(16,492)
Net loss per share (basic and diluted)	$(0.74)	$(1.01)	$(0.90)	$(1.01)	$(1.86)
Weighted average shares used in per share calculation	21,842	12,888	10,019	9,175	8,879
Balance Sheet Data (at end of period):
Cash, cash equivalents, marketable securities, long-term investments, including restricted	$50,457	$62,900	$40,978	$42,006	$49,123
Working capital	45,618	59,400	40,722	40,336	46,129
Total assets	52,344	80,494	52,284	49,914	57,979
Long-term obligations, less current portion	—	—	—	359	856
Total stockholders’ equity	48,763	63,577	45,139	45,393	51,922

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Until recently, we were focused on developing our novel antifungal VL-2397, for the treatment of patients with invasive aspergillosis. VL-2397 was being evaluated in a multicenter, open label randomized Phase 2 clinical study, designed to compare the efficacy and safety of VL-2397 to standard treatment for invasive aspergillosis in acute leukemia patients and recipients of allogeneic hematopoietic cell transplant (HCT). In February 2019, we decided to discontinue the Phase 2 clinical trial in order to conserve our cash resources while we complete our review of strategic alternatives.

Our board of directors is conducting a review of strategic alternatives, including, but not limited to, merger or acquisition transactions, issuing or transferring shares of our common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at maximizing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction or that our board of directors will determine that continuing our current business operations is in the best interests of our stockholders.

Research, Development and Manufacturing Programs

To date, we have not received revenues from the sale of our independently developed pharmaceutical products and have received minimal revenues from the sale of commercially marketed products by our licensees. We have previously earned revenues by performing services under research and development contracts, grants, manufacturing contracts, and from licensing access to our proprietary technologies. Since our inception, we have received approximately $289.6 million in revenues from these sources. Revenues by source for each of the three years ended December 31, 2018, were as follows (in millions):

Source	2018	2017	2016
Astellas contract	$1.2	$12.9	$12.5
Other contracts	0.4	0.5	0.3
Total contract revenue	1.6	13.4	12.8
Astellas license	—	0.3	1.5
Other royalties and licenses	—	0.1	0.2
Total royalty and license revenues	—	0.4	1.7
Total revenues	$1.6	$13.8	$14.5

In January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in HCT recipients, after which Astellas informed us that it was terminating further development.  As a result, we do not expect additional collaboration or license revenue absent new agreements with third parties.

Research, development, manufacturing and production costs by major program, as well as other expenses for each of the three years ended December 31, 2018, were as follows (in millions):

Program	2018	2017	2016
CMV	$1.5	$9.4	$9.2
HSV-2	1.6	5.3	3.6
VL-2397	8.5	4.3	3.4
Other research, development, manufacturing and production	2.2	1.9	0.4
Total research, development, manufacturing and production	$13.8	$20.9	$16.6

From inception through December 31, 2018, we had spent approximately $19.6 million on our VL-2397 program. The development of our CMV and HSV-2 vaccine programs has been terminated following negative trial results and we do not expect additional material spending on these programs going forward.

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

Results of Operations

Year Ended December 31, 2018, Compared to Year Ended December 31, 2017

Total Revenues. Total revenues decreased $12.2 million, or 88.3%, to $1.6 million in 2018 from $13.8 million in 2017.  This decrease was primarily due to a decrease in Astellas contract revenues due to the termination of the ASP0113 program following negative results from a Phase 3 clinical trial. The revenue received by us under this collaboration accounted for a significant amount of our revenue generated over the prior two years. During the years ended December 31, 2018, 2017 and 2016, we recognized $0.0 million, $0.3 million and $1.5 million, respectively, related to license fees, and $1.2 million, $12.9 million and $12.5 million, respectively, of revenue related to contract services and product supply.

Research and Development Expenses. Research and development expenses decreased $2.1 million, or 14.3%, to $12.3 million for 2018 from $14.4 million for 2017. This decrease was primarily due to lower HSV-2 clinical trial costs and scientific supplies, offset by higher clinical trial costs associated with the VL-2397 Phase 2 trial.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased $5.1 million, or 77.8%, to $1.4 million for 2018 from $6.5 million for 2017. This decrease was primarily due to a decrease in salaries and benefits and allocated overhead due to the termination of the ASP0113 program and the closure of our manufacturing facility. These decreases were partially offset by a net decrease in deferred costs capitalized during the twelve months ended December 31, 2018 related to materials manufactured under our supply agreement with Astellas. We have discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 18.5%, to $7.5 million for 2018 from $6.3 million for 2017. This increase was primarily due to the allocation of additional overhead to general and administrative expenses as a result of the closure of our manufacturing facility.

Investment and Other Income. Investment and other income increased $3.0 million, or 696.2%, to $3.4 million for 2018 from $0.4 million for 2017. This increase was primarily due to a $2.3 million gain on the sale of assets to Genopis, and higher interest income due to a larger investment balance as a result of the November 2017 stock offering.

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

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. From our inception through December 31, 2018, we have received approximately $289.6 million in revenues from performing services under research and development and manufacturing contracts, from grants and from licensing access to our proprietary technologies, and we have raised net proceeds of approximately $463.8 million from the sale of equity securities. Cash, cash equivalents, marketable securities, and long-term investments, including restricted cash, totaled $50.5 million at December 31, 2018, compared with $63.0 million at December 31, 2017. The decrease in our cash, cash equivalents and marketable securities for the year ended December 31, 2018, was due primarily to the use of cash to fund our operations, offset by proceeds from the sale of property and equipment to Genopis.  In February 2019, we decided to discontinue the Phase 2 trial of our novel antifungal VL-2397. As a result, we plan to undertake a restructuring, including an appropriate reduction in staff.

Net cash used in operating activities was $14.4 million and $8.6 million for the years ended December 31, 2018 and 2017, respectively. The increase in net cash used in operating activities for the year ended December 31, 2018, compared with the prior year period, was primarily the result of a decrease in cash receipts from Astellas due to the termination of the ASP0113 program, offset in part by lower salaries and benefits as a result of the closure of our manufacturing facility and lower HSV-2 clinical trial costs.

Net cash provided by (used in) investing activities was $1.3 million and $(5.3) million for the years ended December 31, 2018 and 2017, respectively. The increase in net cash provided by investing activities for the year ended December 31, 2018, compared with the prior year, was primarily the result of a reduction in the purchases of marketable securities and proceeds from the sale of property and equipment to Genopis.

Net cash provided by financing activities was $0.0 million and $30.5 million for the years ended December 31, 2018 and 2017, respectively. The decrease in net cash provided by financing activities for the year ended December 31, 2018, compared with the prior year period, was the result of $26.4 million in net proceeds received from the public offering of common stock and pre-funded warrants and $4.2 million in net proceeds from the sale of common stock under our ATM Agreement in 2017, with no corresponding financing proceeds in 2018.

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

We currently have on file an effective shelf registration statement that allows us to raise up to $40.0 million from the sale of common stock, preferred stock, debt securities and/or warrants, subject to limitations on the amount of securities that we may sell under the registration statement in any 12-month period.  In October 2016, we entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we could issue and sell up to $10.0 million of shares of our common stock from time to time. The ATM expired in October 2018.  For the 12 months ended December 31, 2017, we sold 1,509,370 shares under the ATM Agreement and received gross proceeds of $4.3 million.  We sold no shares under the agreement in 2018.

Despite our current shelf registration statement, additional financing through this or other means may not be available on favorable terms or at all. If additional financing is not available, we anticipate that our available cash and existing sources of funding will be adequate to satisfy our cash needs at least through December 31, 2020.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table sets forth our contractual obligations, including all off-balance sheet arrangements, as of December 31, 2018 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	After 5 Years
Contractual Obligations
Unconditional purchase obligations[1]	98	98	—	—	—
Total contractual obligations	$98	$98	$—	$—	$—

[1]

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

The aggregate amount of additional milestone payments that we could be required to pay under our active in-license agreements in place at December 31, 2018, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, we may be required to make royalty payments in addition to these milestone payments. Although we believe that some of the milestones contained in our in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent, we are not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid, or when. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which will take several years to achieve.

In addition, under the indemnification agreements with our officers and directors, we have agreed to indemnify those individuals for any expenses and liabilities in the event of a threatened, pending or actual investigation, lawsuit, or criminal or investigative proceeding.

We have an employment agreement that contains severance arrangements with our chief executive officer, or CEO, and severance agreements with six of our other employees. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other six executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for three of these executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all unvested stock awards as if the executive had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the remaining three employees consists of a lump-sum payment equal to six months of base salary at the then-current rate, including the payment of health insurance premiums for six months, plus a bonus payment of $75,000. The maximum payments due under these agreements would have been $4.1 million if each such employee had been terminated at December 31, 2018.

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

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and current marketable securities using the following assumptions: a 12-month time horizon, a five-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $300,000 lower than the reported fair value of our investments at December 31, 2018.

Our investment securities consist of auction rate securities, corporate debt securities and government agency securities. As of December 31, 2018, our long-term investments included a (at par value) $2.5 million auction rate security secured by municipal bonds. At December 31, 2018, the auction rate security we held maintained a Standard and Poor’s credit rating of BBB. Our auction rate security is a debt instrument with a long-term maturity and with an interest rate that is reset in short intervals through auctions. The conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If there is insufficient demand for the securities at the time of an auction, the auction may not be completed and the interest rates may be reset to predetermined higher rates. When auctions for these securities fail, the investments may not be readily convertible to cash until a future auction of these investments is successful or they are redeemed or mature.

Our auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008, as a result we could be required to sell it at less than par value, hold it until it is redeemed by the issuer or hold it to maturity in 2038. We do not anticipate a need to access these funds for operational purposes for the foreseeable future. We will continue to monitor and evaluate this investment on an ongoing basis for impairment. Based on our ability to access our cash and other short-term investments, our expected operating cash flows, and our other sources of cash, we do not anticipate that the potential illiquidity of these investments will affect our ability to execute our current business plan.

As of December 31, 2018, we had recognized $0.4 million of losses related to the auction rate security by adjusting its carrying value. The market value of the security has partially recovered from the lows that created the losses. As of December 31, 2018, we had recorded cumulative unrealized gains of $0.6 million. Any future decline in market value may result in additional losses being recognized.

The valuation of our auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2018. The key drivers of the valuation model include the expected term, collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Vical Incorporated

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vical Incorporated (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, as amended.

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

San Diego, California
March 1, 2019

VICAL INCORPORATED

BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$11,870	$24,841
Marketable securities, available-for-sale	36,201	35,658
Restricted cash	—	192
Deferred contract costs	—	10,502
Receivables and other assets	1,128	5,124
Total current assets	49,199	76,317
Long-term investments	2,386	2,209
Property and equipment, net	100	606
Intangible assets, net	—	703
Other assets	659	659
Total assets	$52,344	$80,494
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,551	$5,217
Deferred revenue	30	11,700
Total current liabilities	3,581	16,917
Long-term liabilities:
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 21,817 and 21,802 shares issued and outstanding at December 31, 2018 and 2017, respectively	218	218
Additional paid-in capital	490,337	489,975
Accumulated deficit	(442,064)	(426,738)
Accumulated other comprehensive income	272	122
Total stockholders’ equity	48,763	63,577
Total liabilities and stockholders’ equity	$52,344	$80,494

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Contract revenue	$1,582	$13,401	$12,804
License and royalty revenue	40	418	1,727
Total revenues	1,622	13,819	14,531
Operating expenses:
Research and development	12,327	14,391	10,355
Manufacturing and production	1,436	6,479	6,291
General and administrative	7,505	6,335	7,062
Total operating expenses	21,268	27,205	23,708
Loss from operations	(19,646)	(13,386)	(9,177)
Other income:
Investment and other income, net	3,392	426	204
Net loss	$(16,254)	$(12,960)	$(8,973)
Basic and diluted net loss per share	$(0.74)	$(1.01)	$(0.90)
Weighted average shares used in computing basic and diluted net loss per share	21,842	12,888	10,019

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net loss	$(16,254)	$(12,960)	$(8,973)
Other comprehensive gain (loss):
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period, net of tax benefit of $37, $56 and $0 for years ended December 31, 2018, 2017 and 2016, respectively	150	97	(15)
Other comprehensive gain (loss)	150	97	(15)
Total comprehensive loss	$(16,104)	$(12,863)	$(8,988)

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2018

(in thousands)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2016	9,154	$92	$450,166	$(404,905)	$40	$45,393
Net loss	—	—	—	(8,973)	—	(8,973)
Other comprehensive income	—	—	—	—	(15)	(15)
Issuance of common stock	1,841	18	7,735	—	—	7,753
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	57	1	(10)	—	—	(9)
Non-cash compensation expense related to grant of equity based compensation	—	—	990	—	—	990
Balance at December 31, 2016	11,052	$111	$458,881	$(413,878)	$25	$45,139
Net loss	—	—	—	(12,960)	—	(12,960)
Other comprehensive loss	—	—	(100)	100	97	97
Issuance of common stock	10,704	107	17,849	—	—	17,956
Issuance of pre-funded warrants	—	—	12,588	—	—	12,588
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	46	—	1	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	756	—	—	756
Balance at December 31, 2017	21,802	$218	$489,975	$(426,738)	$122	$63,577
Net loss	—	—	—	(16,254)	—	(16,254)
Retained earnings adjustment upon adoption of ASU 2014-09	—	—	—	928	—	928
Other comprehensive loss	—	—	—	—	150	150
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	15	—	1	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	361	—	—	361
Balance at December 31, 2018	21,817	$218	$490,337	$(442,064)	$272	$48,763

See accompanying notes to financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(16,254)	$(12,960)	$(8,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	793	1,117
Accretion of discount on short-term investments	(249)	—	—
Write-off of abandoned patents	673	—	374
Gain on sale of property and equipment	(2,286)	—	—
Compensation expense related to stock options and awards	361	756	990
Changes in operating assets and liabilities:
Deferred contract costs	—	(4,989)	(5,428)
Receivables and other assets	5,064	(1,973)	840
Accounts payable and accrued expenses	(1,666)	1,313	557
Deferred revenue	(239)	8,682	2,768
Deferred rent	—	(223)	(633)
Net cash used in operating activities	(14,445)	(8,601)	(8,388)
Cash flows from investing activities:
Maturities of marketable securities	44,688	31,429	30,652
Purchases of marketable securities	(45,009)	(36,640)	(38,069)
Purchases of property and equipment	(36)	(80)	(255)
Proceeds from the sale of property and equipment	1,639	—	—
Net cash provided by (used in) investing activities	1,282	(5,291)	(7,672)
Cash flows from financing activities:
Net proceeds from issuance of common stock and pre-funded warrants	1	30,549	7,758
Payment of withholding taxes for net settlement of restricted stock units	(1)	(4)	(14)
Net cash provided by financing activities	—	30,545	7,744
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,163)	16,653	(8,316)
Cash, cash equivalents and restricted cash at beginning of year	25,033	8,380	16,696
Cash, cash equivalents and restricted cash at end of year	$11,870	$25,033	$8,380
Supplemental disclosure of noncash investing and financing activities:
Gain related to deferred rent	$1,067	$—	$—

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

Restricted Cash

The Company was required to maintain a letter of credit securing an amount equal to twelve months of the then current monthly installment of base rent for the original term of the lease for its facilities, which ended on August 31, 2017. In July 2016, the term of the lease was extended for 16 months through December 2018.  During the extended term, the Company was required to maintain a letter of credit securing an amount equal to $0.2 million. At December 31, 2017, restricted cash of $0.2 million was pledged as collateral for the letter of credit.  The letter of credit expired on December 31, 2018 and, therefore, no cash was pledged as collateral as of that date.

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

Intangible Assets

Intangible assets include certain costs related to patent applications. The Company capitalizes license fees paid to acquire access to proprietary technology if the technology is expected to have alternative future use in multiple research and development projects. The cost of licensed technology rights is amortized using the straight-line method over the estimated useful life of the technology. Certain costs related to patent applications are amortized over the estimated economic lives of the patents, which is generally 20 years and typically commences at the time the patent application is filed. As of December 31, 2018, the Company had no capitalized patent costs. Amortization expense for licensed technology and capitalized patent cost is included in research and development expenses.

Impairment of Long-lived Assets

The Company reviews long-lived assets for impairment at least annually, quarterly for intangible assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount of the asset over the asset’s estimated fair value and the loss recognized in current earnings. The Company recognized research and development expense of approximately $0.7 million, $0.0 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, related to patents for which the value was deemed to be impaired.

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

Manufacturing and Production Costs

Manufacturing and production costs include expenses related to manufacturing contracts and expenses for the production of plasmid DNA for use in the Company’s research and development efforts. Manufacturing expenses related to manufacturing contracts are deferred and expensed when the related revenue is recognized. Deferred contract costs at December 31, 2018 and 2017 were $0.0 million and $10.5 million, respectively. Production expenses related to the Company’s research and development efforts are expensed as incurred.

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted-average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options, and the assumed issuance of common stock under RSUs, as the effect would be antidilutive. Common stock equivalents of 7.2 million, 1.8 million and 7,350 for the years ended December 31, 2018, 2017 and 2016, respectively, were excluded from the calculation because of their antidilutive effect.

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, restricted cash, marketable securities, receivables, accounts payable and accrued expenses at December 31, 2018 and 2017, are considered to approximate fair value because of the short term nature of those items.

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

The Tax Cuts and Jobs Act (“the Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35% to 21%.  Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), we have finalized the accounting for the income tax effects of the Tax Legislation and believe the disclosures made in the financial statements as of December 31, 2017 are still accurate.

Comprehensive Loss

Comprehensive loss consists of net loss and certain changes in equity that are excluded from net loss. Comprehensive loss for the years ended December 31, 2018, 2017 and 2016, has been reflected in the accompanying Statements of Comprehensive Loss. Accumulated other comprehensive income (loss), which is included in stockholders’ equity, represents unrealized gains and losses on marketable securities.

Business Segments

The Company operates in one business segment, which is within the United States, and is dedicated to research and development of biopharmaceutical products.

Stock-Based Compensation

The Company records its compensation expense associated with stock options and other forms of equity compensation based on their fair value at the date of grant using the Black-Scholes-Merton option pricing model. Stock-based compensation expense includes amortization related to stock option awards based on the estimated grant date fair value. The compensation expense related to stock options is recognized ratably over the vesting period of the options. In addition, the Company records expense related to RSUs granted based on the fair value of those awards on the grant date. The fair value related to the RSUs is amortized to expense over the vesting term of those awards. Stock-based compensation expense related to stock options and RSUs for the year ended December 31, 2016 includes an estimate of 8.75% for forfeitures. Effective January 1, 2017, the Company adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” which allowed the Company to change its methodology for recording forfeitures from estimated forfeitures to actual forfeitures and recorded an adjustment to beginning retained earnings of $0.1 million.

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

	Year Ended December 31,
	2018	2017	2016
Assumptions:
Assumed risk-free interest rate	2.34%	1.86%	1.44%
Assumed volatility	60%	72%	72%
Average expected option life	4.5 years	4.5 years	4.5 years
Expected dividend yield	—	—	—

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted the new standard effective January 1, 2018 using the modified retrospective method applied to contracts not completed as of December 31, 2017.  As it relates to process validation lots and stock piling lots completed but not delivered as of December 31, 2017 at the request of a customer, the Company concluded that, under ASC 606, the criteria for transfer of control were met prior to January 1, 2018 and as a result, the Company recorded an adjustment as of January 1, 2018 to recognize previously deferred revenue of $11.4 million and previously deferred contract costs of $10.5 million, with an adjustment to retained earnings of $0.9 million.  There was no tax impact, as the effect of the implementation for tax purposes was offset by the valuation allowance. The impact of adoption on the Company’s income statement and balance sheet as of December 31, 2018 and for the 12 months then ended was as follows (in thousands):

Income Statement	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Revenues
Contract revenue	$1,582	$13,012	$(11,430)
Operating expenses
Manufacturing and production	1,436	11,938	(10,502)
Net loss	(16,254)	(15,326)	928

Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Increase/(Decrease)
Assets
Deferred contract costs	$—	$—	$—
Liabilities
Deferred revenue	30	30	—
Equity
Accumulated deficit	(442,064)	(442,064)	—

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and will require both lessees and lessors to disclose certain key information about lease transactions.  The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company will adopt the new standard in the first quarter of 2019.  While the Company is continuing to assess the potential impacts of the new standard, the Company estimates that the adoption of ASU No. 2016-02 will have no significant impact on its financial statements.

2. Short-Term Marketable Securities

The following is a summary of short-term marketable securities classified as available-for-sale (in thousands):

December 31, 2018	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$36,219	$—	$18	$36,201
	$36,219	$—	$18	$36,201

December 31, 2017	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$34,462	$—	$29	$34,433
Certificates of deposit	1,225	—	—	1,225
	$35,687	$—	$29	$35,658

At December 31, 2018, none of these securities were scheduled to mature outside of one year. There were no net realized gains (losses) on sales of available-for-sale securities for the years ended December 31, 2018, 2017 and 2016. None of these investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2018 and 2017.

3. Long-Term Investments

As of December 31, 2018, the Company held an auction rate security with a par value of $2.5 million. This auction rate security has not experienced a successful auction since the liquidity issues experienced in the global credit and capital markets in 2008. As a result the security is classified as a long-term investment as it is scheduled to mature in 2038. The security was rated BBB by Standard and Poor’s as of December 31, 2018. The security continues to pay interest according to its stated terms.

The valuation of the Company’s auction rate security is subject to uncertainties that are difficult to predict. The fair value of the security is estimated utilizing a discounted cash flow analysis. The key drivers of the valuation model include the expected term, collateral underlying the security investment, the creditworthiness of the counterparty, the timing of expected future cash flows, discount rates, liquidity and the expected holding period. The security was also compared, when possible, to other observable market data for securities with similar characteristics. As of December 31, 2018, the inputs used in the Company’s discounted cash flow analysis assumed an interest rate of 6.71%, an estimated redemption period of five years and a discount rate of 1.0%.  Based on the valuation of the security, the Company has recognized cumulative losses of $0.4 million as of December 31, 2018, none of which were realized during the year ended December 31, 2018. The losses, when recognized, are included in investment and other income. The market value of the security has partially recovered. Included in other comprehensive (loss) income are unrealized gains (losses) of $139,000, $108,000 and $(6,000) for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had recorded cumulative unrealized gains of $0.6 million. The resulting carrying value of the auction rate security at December 31, 2018, was $2.4 million. Any future decline in market value may result in additional losses being recognized.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$11,523	$—	$—	$11,523
U.S. treasuries	36,201	—	—	36,201
Auction rate securities	—	—	2,386	2,386
	$47,724	$—	$2,386	$50,110

	Fair Value Measurements
December 31, 2017	Level 1	Level 2	Level 3	Total
Certificates of deposit	$1,225	$—	$—	$1,225
Money market funds	21,760	—	—	21,760
U.S. treasuries	34,433	—	—	34,433
Auction rate securities	—	—	2,209	2,209
	$57,418	$—	$2,209	$59,627

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2018. The Company determines the fair value of other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these third parties with respect to any of its level 2 securities at December 31, 2018. The valuation of the Company’s investment in auction rate securities is more fully described in Note 3.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2017	$2,209
Total net realized gains included in earnings	—
Total net unrealized gains included in other comprehensive income	177
Net transfers in and/out of Level 3	—
Balance at December 31, 2018	$2,386
Amount of total losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2018	$—

Total cumulative unrealized losses of $0.1 million relate to Level 3 assets still held as of December 31, 2018, none of which were recognized during the years ended December 31, 2018, 2017 and 2016. The losses, when recognized, are included in investment and other income.

5. Other Balance Sheet Accounts

Property and equipment consisted of the following at December 31 (in thousands):

	2018	2017
Equipment	$3,270	$16,908
Leasehold improvements	—	8,144
	3,270	25,052
Less accumulated depreciation and amortization	(3,170)	(24,446)
	$100	$606

Depreciation and amortization of equipment and leasehold improvements for the years ended December 31, 2018, 2017 and 2016, was $0.1 million, $0.6 million and $0.9 million, respectively.

Intangible assets consisted of the following at December 31 (in thousands):

	2018	2017
Patent application costs	$—	$1,500
Accumulated amortization patent costs	—	(797)
	$—	$703

Amortization of licensed technology rights and patent application costs was $0.1 million for each of the years ended December 31, 2018, 2017 and 2016.

Accounts payable and accrued expenses consisted of the following at December 31 (in thousands):

	2018	2017
Employee compensation	$1,768	$2,654
Clinical trial accruals	1,000	1,017
Accounts payable	412	1,213
Other accrued liabilities	371	333
	$3,551	$5,217

6. Significant Contract, License and Royalty Agreements

Contracts

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

The Company identified the deliverables at the inception of the agreements. The Company determined that the license and related know-how, the development and regulatory services and the drug product supply individually represent separate units of accounting, because each deliverable has standalone value. The best estimated selling prices for these units of accounting was determined based on market conditions, the terms of comparable collaborative arrangements for similar technology in the pharmaceutical and biotechnology industry and entity-specific factors, such as the terms of the Company’s previous collaborative agreements, the Company’s pricing practices and pricing objectives and the nature of the research and development services to be performed for the partner. The arrangement consideration was allocated to the deliverables based on the relative selling price method.

The amount of allocable arrangement consideration is limited to amounts that are fixed or determinable; therefore, the amount allocated to the licenses was limited to the extent of cash received. As a result, during the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.0 million, $0.3 million and $1.5 million, respectively, related to the license fee and know-how. The Company recognized the amounts allocated to research and development services as revenues under the agreements as the related services were delivered and as reimbursements were received. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.2 million, $12.9 million and $10.1 million, respectively, of revenue related to contract services delivered. The Company recognized as revenue the amounts allocated to the sales of drug product when the sale of that drug product had met all required specifications and the related title and risk of loss and damages passed to Astellas. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $0.0 million, $0.0 million and $2.4 million, respectively, of revenue related to drug product delivered.

In January 2018, Astellas announced the results from a Phase 3 trial of ASP0113 in approximately 515 CMV seropositive subjects undergoing HCT procedures. Top-line results from the Phase 3 study demonstrated that the trial did not meet its primary endpoint in CMV end organ disease. Based on these results, Astellas determined to cease further clinical development of ASP0113 and has terminated the license agreement.

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

The aggregate amount of additional milestone payments that the Company could be required to pay under its active in-license agreements in place at December 31, 2018, is approximately $99.0 million. These amounts assume that all remaining milestones associated with the milestone payments are met. In the event that product license approval for any of the related products is obtained, the Company may be required to make royalty payments in addition to these milestone payments. Although the Company believes that some of the milestones contained in its in-license agreements may be achieved, it is highly unlikely that a significant number of them will be achieved. Because the milestones are contingent the Company is not in a position to reasonably estimate how much, if any, of the potential milestone payments will ultimately be paid. Additionally, under the in-license agreements, many of the milestone events are related to progress in clinical trials which the Company estimates will take several years to achieve.

7. Commitments and Contingencies

Facility Leases

The Company occupied approximately 68,400 square feet of manufacturing, research laboratory and office space until July 2018 when the Company entered into an agreement with Genopis, Inc. (“Genopis”) to sell the Company’s idle manufacturing assets for $1.7 million.  As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease which expired on December 31, 2018.  Genopis was also required to sign a long-term lease with the facility’s landlord beginning on January 1, 2019.  Genopis agreed to sublease 17,000 square feet of the facility to the Company at no cost for the one-year period ending on December 31, 2019.  A gain on the sale of assets of $2.3 million was recorded, with $1.1 million attributable to the fair value of rent for the space that the Company is occupying at no cost.  The amount was recorded to deferred rent expense in Receivables and Other Assets and is being amortized as rent expense through December 31, 2019.

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $1.5 million, $2.4 million, and $2.6 million, respectively.

At December 31, 2018, there were no future minimum rental payments due by the Company.

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

In October 2016, we entered into an At-The-Market Issuance Sales Agreement, or the ATM Agreement, with IFS Securities, Inc. (doing business as Brinson Patrick, a division of IFS Securities, Inc.), or BP, under which we could issue and sell up to $10.0 million of shares of our common stock from time to time. The ATM expired in October 2018. For the 12 months ended December 31, 2017, we sold 1,509,370 shares under the ATM Agreement and received gross proceeds of $4.3 million.  We sold no shares under the agreement in 2018.

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

9. Stock Based Compensation

The Company has a stock-based compensation plan which is described below. Total stock-based compensation expense of $0.4 million, $0.8 million and $1.0 million was recognized for the years ended December 31, 2018, 2017 and 2016, respectively. Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development	$154	$239	$290
Manufacturing and production	(67)	124	111
General and administrative	274	393	589
Total stock-based compensation expense	$361	$756	$990
Cash received from RSU grants	$—	$—	$1

Stock Incentive Plan

The Company has a stock incentive plan, under which 3,370,000 shares of common stock, subject to adjustment as provided in the plan, are reserved for issuance to employees, non-employee directors and consultants of the Company. As of December 31, 2018 there were 2,927,509 shares reserved for future issuance under the plan. The plan provides for the grant of incentive and nonstatutory stock options and the direct award or sale of shares, including restricted stock. The exercise price of stock options must equal at least the fair market value of the underlying common stock on the date of grant. The maximum term of options granted under the plan is ten years. Except for annual grants to non-employee directors which vest at the next annual meeting, options generally vest 25% on the first anniversary of the date of grant, with the balance vesting quarterly over the remaining three years. The plan also limits the number of options that may be granted to any plan participant in a single calendar year to 1,300,000 shares.

The Company has granted RSUs to executive officers, other executives, and employees under the stock incentive plan. There were no RSUs granted in the years ended December 31, 2018, 2017 or 2016. These RSUs generally vest 25% on the first anniversary date of the grant, with the remaining rights vesting quarterly over the remaining three years and, once vested, allow the participants to acquire the underlying shares of common stock at par value. The participants are not entitled to sell or transfer any unvested RSUs and are not entitled to vote or receive dividends on any shares of common stock covered by the RSUs prior to the acquisition of such shares. Granted but unvested RSUs are forfeited at termination of employment. Compensation expense related to the RSUs for the years ended December 31, 2018, 2017, and 2016 was approximately $23,000, $95,000 and $316,000, respectively.

The following table summarizes stock option transactions under the Company’s stock incentive plans for the years ended December 31, 2018, 2017 and 2016:

	Shares	Weighted Average Exercise Price
Outstanding December 31, 2015	945,584	$23.27
Granted	339,975	$3.51
Exercised	—	$—
Forfeited	(82,758)	$24.37
Outstanding December 31, 2016	1,202,801	$17.61
Granted	590,200	$2.30
Exercised	—	$—
Forfeited	(68,330)	$22.17
Outstanding December 31, 2017	1,724,671	$12.19
Granted	547,701	$1.77
Exercised	—	$—
Forfeited	(376,816)	$10.00
Outstanding December 31, 2018	1,895,556	$9.61
Vested and unvested options expected to vest as of December 31, 2018	1,895,556	$9.61

The number of underlying shares and weighted average exercise price of options exercisable at December 31, 2018, 2017 and 2016, were 1,222,876 shares at $13.71, 1,005,400 shares at $18.72, and 808,639 shares at $23.43, respectively. The weighted average remaining contractual term of options outstanding and options exercisable at December 31, 2018, was 6.6 years and 5.5 years, respectively. The weighted average remaining contractual term of vested and unvested options expected to vest at December 31, 2018, was 6.6 years. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2018 was $0.0 million and $0.0 million, respectively. As of December 31, 2018, the total unrecognized compensation cost related to unvested options was $0.2 million, which is expected to be recognized over a weighted-average period of 1.39 years.

The weighted average grant-date fair value of options granted during the years ended December 31, 2018, 2017 and 2016, was $0.81, $1.21 and $1.85 per share, respectively. There were no options exercised during the years ended December 31, 2018, 2017 or 2016.  At December 31, 2018, there were 1,000,068 shares available for grant under the Company’s stock incentive plans.

A summary of the outstanding RSUs as of December 31, 2018, and changes during the year then ended is presented below:

	Shares	Weighted Average Grant-Date Fair Value per Share
Unvested at December 31, 2017	21,204	$10.43
Granted	—	$—
Vested	(16,187)	$5.96
Cancelled	(942)	$10.30
Unvested at December 31, 2018	4,075	$10.20

There were no RSUs granted in the years ended December 31, 2018, 2017 or 2016.  As of December 31, 2018, the total unrecognized compensation cost related to unvested RSUs was $1,000, which is expected to be recognized over a weighted average period of one year. The aggregate grant-date fair value of shares subject to RSUs vested during the years ended December 31, 2018, 2017 and 2016, was $0.1 million, $0.3 million and $0.8 million, respectively. As of December 31, 2018, there were 27,809 shares of common stock underlying RSUs that were fully vested but the issuance of such shares has been deferred.

10. Related Party Transaction

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. An amendment to the agreement was executed in September 2018 that added an additional non-refundable payment from AnGes to the Company of $145,000. In exchange for the payments, AnGes received an option to negotiate exclusive rights in Japan related to the program. The parties also agreed to share the costs of prosecuting and maintaining intellectual property rights arising from the research program after such costs reach a specified limit. The decision to sell, license or sublicense rights is a contingent event within the Company’s control.  There are no guarantees for any outcomes of the research activities, no purchase obligations required by the Company and no debt or equity arrangements connected with the research activities. There are no other written or oral side agreements between the Company and AnGes that indicate that the funding of the research activities will be repaid.  The Company is responsible for the conduct of the research activities. The upfront payments were deferred and recognized as contract revenue as the related research costs are incurred. Contract revenue relating to this collaboration of $0.4 million and $0.5 million was recognized in the years ended December 31, 2018 and 2017, respectively.

11. Restructuring Costs

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development.  As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets. The Company recorded charges for one-time employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the twelve months ended December 31, 2018.  Overhead costs associated with the former manufacturing facility of $1.2 million have been recognized as general and administrative expense during the twelve months ended December 31, 2018. The following table summarizes the components of the restructuring charges (in thousands):

	Employee
	Termination	Asset
	Benefits	Impairments	Total
Research and development	$272	$267	$539
Manufacturing and production	735	—	735
General and administrative	117	—	117
	$1,124	$267	$1,391

The following table sets forth the accrual activity for employee termination benefits for the 12 months ended December 31, 2018 (in thousands).  No additional charges are expected to be incurred.

Balance at December 31, 2017	$—
Accruals	1,124
Payments	(1,124)
Balance at December 31, 2018	$—

12. Sale of Manufacturing Assets

In July 2018, the Company entered into an agreement with Genopis to sell the Company’s idle manufacturing assets for $1.7 million. As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease, which expired on December 31, 2018.  Genopis was also required to sign a long-term lease with the facility’s landlord beginning on January 1, 2019. Genopis agreed to sublease 17,000 square feet of the facility (consisting of lab and office space) to the Company at no cost for the one-year period ending on December 31, 2019.  A gain on the sale of assets of $2.3 million was recorded and is included in Investment and Other Income, Net.  The gain includes $1.1 million for the fair value of rent for the lab and office space that the Company is occupying at no cost, with the offset recorded to deferred rent expense in Receivables and Other Assets.

13. Income Taxes

At December 31, 2018, the Company had deferred tax assets of $87.4 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset. Pursuant to Sections 382 and 383 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that such an ownership change occurred on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits. The Company estimates that $94.6 million of its net operating loss carryforwards were effectively eliminated under Section 382 for federal tax purposes. A portion of the remaining net operating losses limited by Section 382 become available each year. The Company also estimates that $11.8 million of its research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes.  The Company’s Section 382 analysis was completed through December 31, 2011. The Company has not, however, conducted a Section 382 study for any periods subsequent to December 31, 2011, and as such, the Company cannot provide any assurance that a change in ownership within the meaning of the IRC has not occurred since that date. There is a risk that additional changes in ownership could have occurred since that date. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and the tax basis of assets and liabilities using enacted tax rates.  A valuation allowance is established to reduce deferred tax assets to the amount that is expected more likely than not to be realized.

Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are listed below. A valuation allowance of $87.4 million and $83.6 million at December 31, 2018 and 2017, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

Amounts for the years ended December 31 were as follows (in thousands):

Deferred Tax Assets	2018	2017
Net operating losses	$63,933	$59,756
Credit carryovers	11,304	10,527
Depreciation and amortization	10,635	10,893
Deferred revenue	—	634
Accruals and reserves	275	450
Other	1,242	1,350
Total deferred tax assets	87,389	83,610
Less valuation allowance	(87,389)	(83,610)
Net deferred tax assets	$—	$—

The reconciliation between the provision for income taxes and income taxes computed using the U.S. federal statutory corporate tax rate were as follows for the years ended December 31 (in thousands):

	2018	2017	2016
Computed “expected” tax benefit	$(3,421)	$(4,425)	$(3,051)
State income taxes, net of federal benefit	(676)	(268)	(534)
Tax effect of:
Change in valuation allowance	2,632	(31,665)	(6,030)
Impact of Tax Cuts and Jobs Act	—	34,439	—
Rate change	—	—	—
Expiration of prior year credits and net operating losses	1,386	1,256	692
Research and development and other tax credit carryovers	(1,320)	—	—
Stock compensation	121	458	491
Uncertain tax positions	1,357	276	9,010
Other	(79)	(71)	(578)
Provision for income taxes	$—	$—	$—

As of December 31, 2018 and 2017, the Company had available federal net operating loss carryforwards of approximately $331.3 million and $319.1 million, respectively. The net operating loss generated in 2018 of $18.8 million will carry forward indefinitely and be available to offset up to 80% of future taxable income each year.  Net operating losses generated prior to 2018 will expire from 2019 through 2038.  In addition, the Company had federal research and development credit and orphan drug credit carryforwards of $27.1 million and $26.3 million as of December 31, 2018 and 2017, respectively, to reduce future federal income taxes, if any. These carryforwards expire from 2019 through 2038 and are subject to review and possible adjustment by the Internal Revenue Service. The Company also has available California state net operating loss carryforwards of approximately $264.6 million and $254.9 million as of December 31, 2018 and 2017, respectively, which expire from 2028 to 2038. In addition, the Company had California research and development credits of approximately $9.3 million and $8.8 million as of December 31, 2018 and 2017, respectively, to reduce future California income tax, if any. The California research and development credits do not expire.  All federal and state net operating loss and credit carryforwards listed above are reflected before the reduction for amounts effectively eliminated under Sections 382 and 383.  Based upon statute, federal and state losses and credits are expected to expire as follows (in millions):

Expiration Date	Federal NOLs	State NOLs	Federal R&D Credits	Federal Orphan Drug Credits	State R&D Credits
2019	$5.3	$—	$0.4	$0.6	$—
2020	12.3	—	0.3	2.3	—
2021	7.5	—	0.3	2.0	—
2022	22.4	—	0.5	1.6	—
2023	22.4	—	0.3	0.9	—
2024 and thereafter	242.6	264.6	3.4	14.5	—
Indefinite	18.8	—	—	—	9.3
	$331.3	$264.6	$5.2	$21.9	$9.3

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements.  ASU 2016-09 was effective for public companies for annual reporting periods beginning after December 15, 2016.  Upon adoption of this ASU as of January 1, 2017, unrecognized excess tax benefits of approximately $(0.2) million were recognized with the impact recorded to retained earnings including a corresponding change to the valuation allowance.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017.  The Act reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018. The Company applied the guidance in SAB 118 when accounting for the enactment-date effects of the Act in 2017 and throughout 2018.  As of December 31, 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future (which is generally 21%), by recording a provisional amount of $34.4 million, which was fully offset by the valuation allowance.  Upon further analysis of certain aspects of the Act and refinement of our calculations during the twelve months ended December 31, 2018, the Company determined that no adjustment was necessary to the provisional amount.

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

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	2018	2017	2016
Beginning balance	$17,836	$17,561	$4,340
Increases (decreases) related to prior year tax positions	48	(140)	12,348
Increases related to current year tax positions	1,616	415	873
Ending balance	$19,500	$17,836	$17,561

As of December 31, 2018 and 2017, the Company had gross unrecognized tax benefits of $19.5 million and $17.8 million, respectively, none of which would affect the effective tax rate.  The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months.  The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense.  The Company had no accrual for interest or penalties on its balance sheets at December 31, 2018 or December 31, 2017, and has not recognized interest and/or penalties in its statements of operations for any of the years ended December 31, 2018, 2017 or 2016.

The Company is subject to taxation in the United States and state jurisdictions where applicable. The Company’s tax years for 1998 and forward are subject to examination by the United States and California tax authorities due to the carryforward of unutilized net operating losses and R&D credits.

14. Employee Benefit Plan

The Company has a defined contribution savings plan under section 401(k) of the IRC. The plan covers substantially all employees. The Company matches employee contributions made to the plan according to a specified formula. The Company’s matching contributions totaled approximately $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

15. Summary of (Unaudited) Quarterly Financial Information

The following is a summary of the Company’s (unaudited) quarterly results of operations for the years ended December 31 (in thousands, except per share amounts):

2018:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$716	$735	$47	$124
Total operating expenses	7,217	5,863	4,113	4,075
Net loss	(6,270)	(4,868)	(1,511)	(3,605)
Basic and diluted net loss per share (1)	(0.29)	(0.22)	(0.07)	(0.17)

2017:	March 31,	June 30,	Sept. 30,	Dec. 31,
Total revenues	$3,205	$3,421	$3,240	$3,953
Total operating expenses	6,118	6,832	6,421	7,834
Net income (loss)	(2,824)	(3,320)	(3,088)	(3,728)
Basic and diluted net loss per share (1)	(0.25)	(0.30)	(0.27)	(0.21)

(1)

Net income (loss) per share is computed independently for each quarter and the full year based upon respective shares outstanding. Therefore, the sum of the quarterly loss per share amounts may not equal the annual amounts reported.

16. Subsequent Event

In February 2019, the Company decided to discontinue the Phase 2 clinical trial of VL-2397. As a result, the Company will be restructuring its operations to conserve capital, which will include a staff reduction and may include a write-off of certain assets. The Company will record these restructuring charges during the three months ended March 31, 2019.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(1) Financial Statements

The following independent registered public accounting firms’ reports and our financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2018 and 2017

Statements of Operations for each of the three years in the period ended December 31, 2018

Statements of Comprehensive Loss for each of the three years in the period ended December 31, 2018

Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2018

Statements of Cash Flows for each of the three years in the period ended December 31, 2018

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

(b) Exhibits

Exhibit Number	Description of Document

3.1(i)(1)	Restated Certificate of Incorporation. (P)

3.2(ii)(2)	Amended and Restated Bylaws of the Company.

3.3(i)(3)	Certificate of Amendment to Restated Certificate of Incorporation.

3.4(i)(4)	Certificate of Amendment to Restated Certificate of Incorporation.

3.5(i)(5)	Certificate of Amendment to Restated Certificate of Incorporation.

3.6(i)(6)	Certificate of Amendment to Restated Certificate of Incorporation.

3.7(ii)(7)	Amendment to Amended and Restated Bylaws of the Company.

4.1(1)	Specimen Common Stock Certificate. (P)

10.1(8)[a]	Amended and Restated Stock Incentive Plan of Vical Incorporated.

10.2(9)[a]	Form of Indemnity Agreement between the Company and its directors and officers.

10.3(10)[a]	Vical Incorporated Non-Employee Director Compensation Policy.

10.4(11)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan (with deferral election).

10.5(12)[a]	Form of Delayed Issuance Stock Purchase Election Agreement, as amended, under the Amended and Restated Stock Incentive Plan.

10.6(13)[a]	Restated employment letter dated January 9, 2009, between the Company and Vijay B. Samant.

10.7(14) [a]	Employment Agreement dated January 14, 2005, between the Company and Anthony A. Ramos.

10.8(15)[a]	Severance Agreement dated January 23, 2015, between the Company and Anthony A. Ramos.

Exhibit Number	Description of Document

10.9(16) [a]	Employment Agreement dated August 25, 2003, between the Company and Larry Smith.

10.10(17)[a]	Severance Agreement dated January 23, 2015, between the Company and Larry Smith.

10.11(18)[b]	License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.

10.12(19)[b]	Amendment No. 1 dated August 31, 2015, to License Agreement dated March 24, 2015, between the Company and Astellas Pharma Inc.

10.13(20)	Stock Purchase Agreement dated August 1, 2016, between the Company and AnGes MG, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

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

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anthony A. Ramos, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(P)	Paper exhibit
(1)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 33-95812) filed on August 15, 1995.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(5)	Incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(6)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.
(7)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 29, 2018.
(8)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 7, 2018.
(9)	Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.
(10)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
(11)	Incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(12)	Incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
(13)	Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 15, 2009.
(14)	Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(15)	Incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

(16)	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
(17)	Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
(19)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
(20)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
a	Indicates management contract or compensatory plan or arrangement.
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

Date: March 1, 2019

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

/S/ VIJAY B. SAMANT	President, Chief Executive Officer and Director	March 1, 2019
Vijay B. Samant	(Principal Executive Officer)

/S/ ANTHONY A. RAMOS	Vice President, Chief Financial Officer	March 1, 2019
Anthony A. Ramos	(Principal Financial and Accounting Officer)

/S/ R. GORDON DOUGLAS, M.D.	Chairman of the Board of Directors	March 1, 2019
R. Gordon Douglas, M.D.

/S/ RICHARD M. BELESON	Director	March 1, 2019
Richard M. Beleson

/S/ GARY A. LYONS	Director	March 1, 2019
Gary A. Lyons

/S/ ROBERT C. MERTON, Ph.D.	Director	March 1, 2019
Robert C. Merton, Ph.D.

/S/ GEORGE J. MORROW	Director	March 1, 2019
George J. Morrow

/S/ Thomas E. Shenk, Ph.D.	Director	March 1, 2019
Thomas E. Shenk, Ph.D.