Form 10-Q
period 2019-03-31
VICAL INC
filed 2019-05-02
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

Commission File Number:  000-21088

VICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	93-0948554
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10390 Pacific Center Court San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

(858) 646-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	VICL	The Nasdaq Capital Market

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

Total shares of common stock outstanding at April 22, 2019: 22,822,716

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$11,259	$11,870
Marketable securities, available-for-sale	34,272	36,201
Receivables and other assets	826	1,128
Total current assets	46,357	49,199
Long-term investments	—	2,386
Property and equipment, net	86	100
Other assets	—	659
Total assets	$46,443	$52,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,521	$3,551
Deferred revenue	—	30
Total current liabilities	2,521	3,581
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,823 and 21,817 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	229	218
Additional paid-in capital	490,318	490,337
Accumulated deficit	(446,642)	(442,064)
Accumulated other comprehensive income	17	272
Total stockholders' equity	43,922	48,763
Total liabilities and stockholders' equity	$46,443	$52,344

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Contract revenue	$—	$706
License and royalty revenue	—	10
Total revenues	—	716
Operating expenses:
Research and development	3,882	3,664
Manufacturing and production	—	1,436
General and administrative	1,376	2,117
Total operating expenses	5,258	7,217
Loss from operations	(5,258)	(6,501)
Other income:
Investment and other income, net	680	231
Net loss	$(4,578)	$(6,270)
Basic and diluted net loss per share	$(0.21)	$(0.29)
Weighted average shares used in computing basic and diluted net loss per share	21,998	21,828

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(4,578)	$(6,270)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain (loss) arising during holding period for three months ended March 31, 2019 and 2018, respectively	118	(65)
Less: Reclassification adjustment for gains included in net loss	(373)	—
Other comprehensive loss	(255)	(65)
Total comprehensive loss	$(4,833)	$(6,335)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2019	21,817	$218	$490,337	$(442,064)	$272	$48,763
Net loss	—	—	—	(4,578)	—	(4,578)
Other comprehensive loss	—	—	—	—	(255)	(255)
Issuance of common stock upon exercise of warrants	993	10	—	—	—	10
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	13	1	—	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	(19)	—	—	(19)
Balance at March 31, 2019	22,823	$229	$490,318	$(446,642)	$17	$43,922

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2018	21,802	$218	$489,975	$(426,738)	$122	$63,577
Net loss	—	—	—	(6,270)	—	(6,270)
Retained earnings adjustment upon adoption of ASU 2014-09	—	—	—	928	—	928
Other comprehensive loss	—	—	—	—	(65)	(65)
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	13	—	1	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	47	—	—	47
Balance at March 31, 2018	21,815	$218	$490,023	$(432,080)	$57	$58,218

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,578)	$(6,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13	64
Accretion of discount on short-term investments	(116)	(24)
Write-off of abandoned patents	—	267
Net gain on sale of long-term investment	(373)	—
Compensation related to stock options and awards	(19)	47
Changes in operating assets and liabilities:
Receivables and other assets	961	3,679
Accounts payable and accrued expenses	(1,928)	(2,315)
Employee termination benefits accrual	898	168
Deferred revenue	(30)	(184)
Net cash used in operating activities	(5,172)	(4,568)
Cash flows from investing activities:
Proceeds from the sale of long-term investment	2,469	—
Maturities of marketable securities	8,500	7,225
Purchases of marketable securities	(6,419)	(17,389)
Net cash provided by (used in) investing activities	4,550	(10,164)
Cash flows from financing activities:
Net proceeds from issuance of common stock	11	1
Net cash provided by financing activities	11	1
Net decrease in cash, cash equivalents and restricted cash	(611)	(14,731)
Cash, cash equivalents and restricted cash at beginning of period	11,870	25,033
Cash, cash equivalents and restricted cash at end of period	$11,259	$10,302

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

1.	BASIS OF PRESENTATION

Vical Incorporated, or the Company, a Delaware corporation, was incorporated in April 1987 and has devoted substantially all of its resources since that time to the research and development of biopharmaceutical products, including those based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at March 31, 2019, and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K filed with the SEC.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants and any assumed issuance of common stock under restricted stock units (RSUs) as the effect would be antidilutive. Common stock equivalents of 7.0 million and 7.2 million shares for the three months ended March 31, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.

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

Recent Accounting Pronouncements

    In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  The new standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months and requires both lessees and lessors to disclose certain key information about lease transactions.  The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company adopted this standard during the first quarter of 2019.  The adoption of this guidance did not have a material impact on the Company’s financial statements and related disclosures.

2.	STOCK-BASED COMPENSATION

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development	$(50)	$28
Manufacturing and production	—	(68)
General and administrative	31	87
Total stock-based compensation expense	$(19)	$47

There were no stock-based awards granted by the Company during the three months ended March 31, 2019.  During the three months ended March 31, 2018, the Company granted stock-based awards with a total estimated value of $0.4 million, which were equal to 2.3% of the outstanding shares of common stock at the end of the period. At March 31, 2019, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.1 million, which is expected to be recognized over a weighted-average period of 1.4 years.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

March 31, 2019	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$34,255	$17	$—	$34,272
	$34,255	$17	$—	$34,272

December 31, 2018	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$36,219	$—	$18	$36,201
	$36,219	$—	$18	$36,201

At March 31, 2019, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three months ended March 31, 2019. As of March 31, 2019, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Employee compensation	$548	$1,768
Post-termination benefit accrual	898	—
Clinical trial accruals	158	1,000
Accounts payable	877	412
Other accrued liabilities	40	371
Total accounts payable and accrued expenses	$2,521	$3,551

5.	LONG-TERM INVESTMENTS

During the three months ended March 31, 2019, the Company sold its auction rate security classified as a long-term investment with a par value of $2.5 million.   Included in investment and other income for the three months ended March 31, 2019 is a net gain of $0.4 million related to the sale.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
March 31, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$10,613	$—	$—	$10,613
U.S. treasuries	34,272	—	—	34,272
	$44,885	$—	$—	$44,885

	Fair Value Measurements
December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$11,523	$—	$—	$11,523
U.S. treasuries	36,201	—	—	36,201
Auction rate securities	—	—	2,386	2,386
	$47,724	$—	$2,386	$50,110

The Company’s investments in U.S. treasury securities, certificates of deposit and money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2019. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of March 31, 2019 and December 31, 2018, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the three months ended March 31, 2019.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2018	$2,386
Change in fair market value included in other comprehensive loss	83
Sale of Level 3 security	(2,469)
Balance at March 31, 2019	$—
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, related to the Company’s CMV program. The license agreement was terminated in February 2018. Under the terms of the agreements, the Company was performing research and development services and manufacturing services which were being paid for by Astellas. During the three months ended March 31, 2018, the Company recognized $0.5 million of revenue related to these contract services.

9.	FACILITY LEASE

The Company occupies approximately 17,000 square feet of research laboratory and office space at a single site in San Diego, California under a sublease with Genopis, Inc., or Genopis.     In July 2018, the Company entered into an agreement with Genopis to sell the Company’s idle manufacturing assets for $1.7 million. As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease, which expired on December 31, 2018.  Genopis was also required to sign a long-term lease with the facility’s landlord beginning on January 1, 2019. Genopis agreed to sublease 17,000 square feet of the facility (consisting of lab and office space) to the Company at no cost for the one-year period ending on December 31, 2019.  The fair value of rent of the lab and office space that the Company is occupying at no cost was $0.6 million as of March 31, 2019 and is recorded in receivables and other assets.

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

In November 2017, the Company sold 9,194,286 shares of its common stock in a public offering at a price of $1.75 per share, including an overallotment of 2,142,857 shares issued at a price of $1.75 per share, and pre-funded warrants to purchase 7,234,285 shares of common stock at a purchase price of $1.74 per share.   The pre-funded warrants have an exercise price of $0.01 per share and may be exercised at any time.  In March 2019, 993,211 warrants were exercised. As of March 31, 2019, warrants to purchase 6,241,074 shares of common stock were outstanding.

11.	RELATED PARTY TRANSACTION

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. An amendment to the agreement was executed in September 2018 that added an additional non-refundable payment from AnGes to the Company of $145,000.  The HBV program was cancelled in 2019. As of March 31, 2019, the Company had recognized the full $895,000 as contract revenue.

12.	RESTRUCTURING COSTS

In February 2019, the Company made the decision to discontinue the Phase 2 clinical trial of VL-2397.  As a result, the Company restructured its operations to conserve capital and recorded a restructuring charge of $1.5 million during the three months ended March 31, 2019.

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development.  As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets. The Company recorded charges for one-time employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the three months ended March 31, 2018.  Overhead costs associated with the former manufacturing facility of 0.2 million were recognized as general and administrative expense during the three months ended March 31, 2018.

The following table summarizes the restructuring charges (in thousands) recorded for the three months ended March 31, 2019 and 2018:

	Employee
	Termination	Asset
2019	Benefits	Impairments	Total
Research and development	$1,491	$—	$1,491
General and administrative	26	—	26
	$1,517	$—	$1,517

	Employee
	Termination	Asset
2018	Benefits	Impairments	Total
Research and development	$272	$267	$539
Manufacturing and production	735	—	735
General and administrative	117	—	117
	$1,124	$267	$1,391

The following table sets forth the accrual activity for employee termination benefits for the three months ended March 31, 2019 (in thousands).

Balance at December 31, 2018	$—
Accruals	1,517
Payments	(619)
Balance at March 31, 2019	$898

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the funding of our research and development efforts, and other statements describing our goals, expectations, intentions or beliefs. These statements often contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words.  Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our subsequent filings with the SEC, and those identified in Part II, Item 1A of this Report under the caption “Risk Factors”. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

	Three Months Ended
	March 31,
Source	2019	2018
Astellas supply and services contract	—	$0.5
Other contracts, licenses and royalties	—	0.2
Total revenues	$—	$0.7

In February 2019, we made the decision to discontinue the Phase 2 clinical trial of VL-2397 and, as a result, we restructured our operations to conserve capital.  In January 2018, we and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed us that it was terminating further development.

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

We describe our significant accounting policies in Note 1 of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2018.  We discuss our critical accounting policies and estimates in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

For information on the recent accounting pronouncements which may impact our business, see Note 1 of the Notes to Financial Statements included in this Report.

Results of Operations

Three Months Ended March 31, 2019, Compared with Three Months Ended March 31, 2018

Total Revenues. Total revenues decreased to $0 for the three months ended March 31, 2019, from $0.7 million for the three months ended March 31, 2018. This decrease was primarily due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses increased $0.2 million, or 5.9%, to $3.9 million for the three months ended March 31, 2019, from $3.7 million for the three months ended March 31, 2018.  This increase was primarily due to a $1.5 million restructuring charge recognized during the three months ended March 31, 2019, partially offset by a decrease in employee-related expenses and patent write-offs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased to $0 for the three months ended March 31, 2019, from $1.4 million for the three months ended March 31, 2018. This decrease was due to the termination of the ASP0113 program in January 2018. The termination resulted in a decrease in manufacturing activity and a headcount reduction. In February 2018, we discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses.

General and Administrative Expenses. General and administrative expenses decreased $0.7 million, or 35.0% to $1.4 million for the three months ended March 31, 2019, from $2.1 million for the three months ended March 31, 2018. This decrease was primarily due to a decrease in wages and benefits as a result of lower headcount and lower facility costs.

Investment and Other Income, Net. Investment and other income, net, increased $0.5 million to $0.7 million for the three months ended March 31, 2019, from $0.2 million for the three months ended March 31, 2018 primarily due to the reversal of previously recognized losses on long-term investments sold in March 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities and long-term investments totaled $45.5 million at March 31, 2019, compared with $50.5 million at December 31, 2018. The decrease in our cash, cash equivalents and marketable securities for the three months ended March 31, 2019, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $5.2 million and $4.6 million for the three months ended March 31, 2019 and 2018, respectively. The increase in net cash used in operating activities for the three months ended March 31, 2019, compared with the prior year period, was primarily the result of a decrease in cash receipts from Astellas due to the termination of the ASP0113 program.

Net cash provided by (used in) investing activities was $4.5 million and $(10.2) million for the three months ended March 31, 2019 and 2018, respectively. The increase in net cash provided by investing activities for the three months ended March 31, 2019, compared with the prior year period, was primarily the result of a decrease of $12.2 million in net purchases of marketable securities and an increase in proceeds received from the sale of long-term investments.

Net cash provided by financing activities was $11,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

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

We have an employment agreement that contains severance arrangements with our chief executive officer, or CEO, and severance agreements with three of our other employees. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other three executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for two of these executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the remaining executive consists of a lump-sum payment equal to six months of base salary at the then-current rate, including the payment of health insurance premiums for six months, plus a bonus payment of $75,000. The maximum payments due under these agreements would have been $2.9 million if each such employee was terminated at March 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities. The average maturity of our investments is approximately five months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a five-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.3 million lower than the reported fair value of our investments at March 31, 2019.

Our investment securities consist of government agency securities.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 1, 2019, as amended.

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

Vical Incorporated

Date: May 2, 2019	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)