Form 10-Q
period 2019-06-30
VICAL INC
filed 2019-07-12
CIK 819050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

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

Total shares of common stock outstanding at June 30, 2019: 22,841,278

VICAL INCORPORATED

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VICAL INCORPORATED

BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$10,813	$11,870
Marketable securities, available-for-sale	30,907	36,201
Receivables and other assets	979	1,128
Total current assets	42,699	49,199
Long-term investments	—	2,386
Property and equipment, net	2	100
Other assets	—	659
Total assets	$42,701	$52,344
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,159	$3,551
Deferred revenue	—	30
Total current liabilities	1,159	3,581
Stockholders' equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value, 50,000 shares authorized, 22,841 and 21,817 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	229	218
Additional paid-in capital	490,343	490,337
Accumulated deficit	(449,072)	(442,064)
Accumulated other comprehensive income	42	272
Total stockholders' equity	41,542	48,763
Total liabilities and stockholders' equity	$42,701	$52,344

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Contract revenue	$—	$725	$—	$1,431
License and royalty revenue	—	10	—	20
Total revenues	—	735	—	1,451
Operating expenses:
Research and development	759	3,602	4,641	7,266
Manufacturing and production	—	—	—	1,436
General and administrative	2,242	2,261	3,618	4,378
Total operating expenses	3,001	5,863	8,259	13,080
Loss from operations	(3,001)	(5,128)	(8,259)	(11,629)
Other income:
Investment and other income, net	571	260	1,251	491
Net loss	$(2,430)	$(4,868)	$(7,008)	$(11,138)
Basic and diluted net loss per share	$(0.11)	$(0.22)	$(0.31)	$(0.51)
Weighted average shares used in computing basic and diluted net loss per share	22,825	21,837	22,404	21,834

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(2,430)	$(4,868)	$(7,008)	$(11,138)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale and long-term marketable securities:
Unrealized gain arising during holding period, net of tax benefit of $0 and $6 for three months ended June 30, 2019 and 2018, respectively, and $0 and $6 for six months ended June 30, 2019 and 2018, respectively	25	73	143	8
Less: Reclassification adjustment for gains included in net loss	—	—	(373)	—
Other comprehensive gain (loss)	25	73	(230)	8
Total comprehensive loss	$(2,405)	$(4,795)	$(7,238)	$(11,130)

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2019	21,817	$218	$490,337	$(442,064)	$272	$48,763
Net loss	—	—	—	(4,578)	—	(4,578)
Other comprehensive loss	—	—	—	—	(255)	(255)
Issuance of common stock upon exercise of warrants	993	10	—	—	—	10
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	13	1	—	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	(19)	—	—	(19)
Balance at March 31, 2019	22,823	$229	$490,318	$(446,642)	$17	$43,922
Net loss	—	—	—	(2,430)	—	(2,430)
Other comprehensive gain	—	—	—	—	25	25
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	18	—	2	—	—	2
Non-cash compensation expense related to grant of equity based compensation	—	—	23	—	—	23
Balance at June 30, 2019	22,841	$229	$490,343	$(449,072)	$42	$41,542

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2018	21,802	$218	$489,975	$(426,738)	$122	$63,577
Net loss	—	—	—	(6,270)	—	(6,270)
Retained earnings adjustment upon adoption of ASU 2014-09	—	—	—	928	—	928
Other comprehensive loss	—	—	—	—	(65)	(65)
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	13	—	1	—	—	1
Non-cash compensation expense related to grant of equity based compensation	—	—	47	—	—	47
Balance at March 31, 2018	21,815	$218	$490,023	$(432,080)	$57	$58,218
Net loss	—	—	—	(4,868)	—	(4,868)
Other comprehensive gain	—	—	—	—	73	73
Issuance of common stock	—	—	—	—	—	—
Issuance of common stock underlying restricted stock units net of shares withheld to settle withholding taxes	—	—	—	—	—	—
Non-cash compensation expense related to grant of equity based compensation	—	—	162	—	—	162
Balance at June 30, 2018	21,815	$218	$490,185	$(436,948)	$130	$53,585

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,008)	$(11,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	119
Accretion of discount on short-term investments	(227)	(70)
Write-off of abandoned patents	—	673
Gain on sale of property and equipment	(309)	—
Net gain on sale of long-term investment	(373)	—
Compensation related to stock options and awards	4	209
Changes in operating assets and liabilities:
Receivables and other assets	808	3,882
Accounts payable and accrued expenses	(2,487)	(2,058)
Employee termination benefits accrual	96	2
Deferred revenue	(30)	(249)
Net cash used in operating activities	(9,508)	(8,630)
Cash flows from investing activities:
Proceeds from the sale of long-term investment	2,469	—
Maturities of marketable securities	12,000	14,719
Purchases of marketable securities	(6,419)	(20,843)
Sale of property and equipment	388	—
Purchases of property and equipment	—	(16)
Net cash provided by (used in) investing activities	8,438	(6,140)
Cash flows from financing activities:
Net proceeds from issuance of common stock	13	1
Payment of withholding taxes for net settlement of restricted stock units	—	(1)
Net cash provided by financing activities	13	-
Net decrease in cash, cash equivalents and restricted cash	(1,057)	(14,770)
Cash, cash equivalents and restricted cash at beginning of period	11,870	25,033
Cash, cash equivalents and restricted cash at end of period	$10,813	$10,263

See accompanying notes to unaudited financial statements

VICAL INCORPORATED

NOTES TO FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

1.	BASIS OF PRESENTATION

Vical Incorporated, or the Company, a Delaware corporation, was incorporated in April 1987 and has devoted substantially all of its resources since that time to the research and development of biopharmaceutical products, including those based on its patented DNA delivery technologies for the prevention and treatment of serious or life-threatening diseases.

The unaudited financial statements at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and with accounting principles generally accepted in the United States applicable to interim financial statements. These unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company’s Annual Report on Form 10-K and include all adjustments, consisting of only normal recurring accruals, which in the opinion of management are necessary to present fairly the Company’s financial position as of the interim date and results of operations for the interim periods presented. Interim results are not necessarily indicative of results expected for a full year or future periods. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in its Annual Report on Form 10-K filed with the SEC.

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

Net Loss Per Share

Basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period. The weighted average number of shares used to compute diluted loss per share excludes any assumed exercise of stock options and warrants and any assumed issuance of common stock under restricted stock units (RSUs) as the effect would be antidilutive. Common stock equivalents of 6.2 million and 7.2 million for the three months ended June 30, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.  Common stock equivalents of 6.6 million and 7.2 million for the six months ended June 30, 2019 and 2018, respectively, were excluded from the calculation because of their antidilutive effect.

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

Total stock-based compensation expense was allocated to research and development, manufacturing and production and general and administrative expense as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$6	$48	$(44)	$76
Manufacturing and production	—	—	—	(68)
General and administrative	17	114	48	201
Total stock-based compensation expense	$23	$162	$4	$209

There were no stock-based awards granted by the Company during the three and six months ended June 30, 2019.  During the six months ended June 30, 2018, the Company granted stock-based awards with a total estimated value of $0.4 million, which were equal to 2.5% of the outstanding shares of common stock at the end of the period. At June 30, 2019, total unrecognized estimated compensation expense related to unvested stock-based awards granted prior to that date was $0.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

3.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

The following is a summary of available-for-sale marketable securities (in thousands):

June 30, 2019	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$30,865	$42	$—	$30,907
	$30,865	$42	$—	$30,907

December 31, 2018	Amortized Cost	Unrealized Gain	Unrealized Loss	Market Value
U.S. treasuries	$36,219	$—	$18	$36,201
	$36,219	$—	$18	$36,201

At June 30, 2019, none of these securities were scheduled to mature outside of one year. The Company did not realize any gains or losses on sales of available-for-sale securities for the three and six months ended June 30, 2019. As of June 30, 2019, none of the securities had been in a continuous material unrealized loss position longer than one year.

4.	OTHER BALANCE SHEET ACCOUNTS

Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Employee compensation	$335	$1,768
Post-termination benefit accrual	96	—
Clinical trial accruals	111	1,000
Accounts payable	544	412
Other accrued liabilities	73	371
Total accounts payable and accrued expenses	$1,159	$3,551

5.	LONG-TERM INVESTMENTS

During the six months ended June 30, 2019, the Company sold its auction rate security classified as a long-term investment with a par value of $2.5 million.   Included in investment and other income for the six months ended June 30, 2019 is a net gain of $0.4 million related to the sale.

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

Cash equivalents, marketable securities and long-term investments measured at fair value are classified in the table below in one of the three categories described above (in thousands):

	Fair Value Measurements
June 30, 2019	Level 1	Level 2	Level 3	Total
Money market funds	$10,178	$—	$—	$10,178
U.S. treasuries	30,907	—	—	30,907
	$41,085	$—	$—	$41,085

	Fair Value Measurements
December 31, 2018	Level 1	Level 2	Level 3	Total
Money market funds	$11,523	$—	$—	$11,523
U.S. treasuries	36,201	—	—	36,201
Auction rate securities	—	—	2,386	2,386
	$47,724	$—	$2,386	$50,110

The Company invests in U.S. treasury securities, certificates of deposit and money market funds, which are valued based on publicly available quoted market prices for identical securities as of June 30, 2019. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its Level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. As of June 30, 2019 and December 31, 2018, the Company had no investments in Level 2 securities. The Company did not transfer any investments between level categories during the six months ended June 30, 2019.

Activity for assets measured at fair value using significant unobservable inputs (Level 3) is presented in the table below (in thousands):

Balance at December 31, 2018	$2,386
Change in fair market value included in other comprehensive loss	83
Sale of Level 3 security	(2,469)
Balance at June 30, 2019	$—
Total gains or losses for the period included in net loss attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

7.	COMMITMENTS AND CONTINGENCIES

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

In July 2011, the Company entered into license agreements with Astellas Pharma Inc., or Astellas, related to the Company’s CMV program. The license agreement was terminated in February 2018. Under the terms of the agreements, the Company was performing research and development services and manufacturing services which were being paid for by Astellas. During the three and six months ended June 30, 2018, the Company recognized $0.7 million and $1.2 million, respectively, of revenue related to these contract services.

9.	FACILITY LEASE

The Company occupies approximately 17,000 square feet of research laboratory and office space at a single site in San Diego, California under a sublease with Genopis, Inc., or Genopis.   In July 2018, the Company entered into an agreement with Genopis to sell the Company’s idle manufacturing assets for $1.7 million. As part of the agreement, Genopis agreed to sublease 51,400 square feet of the Company’s facility through the remaining term of the Company’s lease, which expired on December 31, 2018.  Genopis was also required to sign a long-term lease with the facility’s landlord beginning on January 1, 2019. Genopis agreed to sublease 17,000 square feet of the facility (consisting of lab and office space) to the Company at no cost for the one-year period ending on December 31, 2019.  The fair value of rent of the lab and office space that the Company is occupying at no cost was $0.4 million as of June 30, 2019 and is recorded in receivables and other assets.

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

In November 2017, the Company sold 9,194,286 shares of its common stock in a public offering at a price of $1.75 per share, including an overallotment of 2,142,857 shares issued at a price of $1.75 per share, and pre-funded warrants to purchase 7,234,285 shares of common stock at a purchase price of $1.74 per share. The pre-funded warrants have an exercise price of $0.01 per share and may be exercised at any time.  In March 2019, 993,211 warrants were exercised. As of June 30, 2019, warrants to purchase 6,241,074 shares of common stock were outstanding.

11.	RELATED PARTY TRANSACTION

On April 4, 2017, the Company entered into a research collaboration agreement with AnGes. As of the date of the transaction, AnGes held 18.6% of the outstanding stock of the Company. Pursuant to the collaboration agreement, AnGes agreed to make a non-refundable payment to the Company of $750,000 and the Company agreed to conduct certain research activities related to a development program targeting chronic hepatitis B. An amendment to the agreement was executed in September 2018 that added an additional non-refundable payment from AnGes to the Company of $145,000.  The HBV program was cancelled in 2019. As of June 30, 2019, the Company had recognized the full $895,000 as contract revenue.

12.	RESTRUCTURING COSTS

In February 2019, the Company made the decision to discontinue the Phase 2 clinical trial of VL-2397.  As a result, the Company restructured its operations to conserve capital and recorded restructuring charges of $0.6 million and $2.1 million during the three and six months ended June 30, 2019, respectively.

In January 2018, the Company and Astellas announced that ASP0113 did not meet its primary endpoint in a Phase 3 clinical study in CMV end organ disease, after which Astellas informed the Company that it was terminating further development.  As a result, the Company restructured its operations to conserve capital, which included a staff reduction of 40 employees and the write-off of certain intangible assets. The Company recorded charges for one-time employee termination benefits of $1.1 million and for intangible asset impairments of $0.3 million during the six months ended June 30, 2018.  Overhead costs associated with the former manufacturing facility of $0.6 million and $1.0 million were recognized as general and administrative expense during the three and six months ended June 30, 2018, respectively.

The following table summarizes the restructuring charges (in thousands) recorded for the six months ended June 30, 2019 and 2018:

	Employee
	Termination	Asset
2019	Benefits	Impairments	Total
Research and development	$2,018	$—	$2,018
General and administrative	70	—	70
	$2,088	$—	$2,088

	Employee
	Termination	Asset
2018	Benefits	Impairments	Total
Research and development	$272	$267	$539
Manufacturing and production	735	—	735
General and administrative	117	—	117
	$1,124	$267	$1,391

The following table sets forth the accrual activity for employee termination benefits for the six months ended June 30, 2019 (in thousands).

Balance at December 31, 2018	$—
Accruals	2,088
Payments	(1,992)
Balance at June 30, 2019	$96

13.	MERGER AGREEMENT

On June 2, 2019, the Company entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Brickell Biotech, Inc., a Delaware corporation and clinical-stage medical dermatology company, or Brickell Biotech, and Victory Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of the Company, or Merger Sub.  Upon the terms and subject to satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders, Merger Sub will be merged with and into Brickell Biotech, or the Merger, with Brickell Biotech surviving the Merger as a wholly owned subsidiary of the Company.

Concurrent with the execution of the Merger Agreement, Brickell entered into a Funding Agreement, or the Funding Agreement, with NovaQuest Co-Investment Fund X, L.P., or NovaQuest, pursuant to which NovaQuest committed to provide up to $25.0 million in near-term research and development funding to Brickell following the closing of the Merger, or the Concurrent Financing, with $5.6 million of the commitment expected to be paid promptly following the closing of the Merger and the remaining portion of the commitment expected to be paid in quarterly payments equal to 67% of invoiced research and development expenses incurred during the subsequent four fiscal quarters.

In connection with the Concurrent Financing, immediately following the closing of the Merger, the combined company will issue warrants to NovaQuest, or the NovaQuest Warrants, to purchase shares of Vical common stock. The number of shares of Vical common stock underlying the NovaQuest Warrants will be based on 10% warrant coverage on the $25.0 million NovaQuest funding commitment and the final exchange ratio for the Merger, or the Exchange Ratio, and the exercise price of the NovaQuest Warrants will be determined based on a 10% premium to the Brickell price per share of common stock implied value in the Merger, as adjusted for the Exchange Ratio.

Immediately following the Merger, the former Brickell securityholders and NovaQuest, collectively, are expected to own, subject to adjustment, approximately 60% of the aggregate number of shares of Vical common stock, and the securityholders of Vical immediately prior to the Merger are expected to own, subject to adjustment, approximately 40% of the aggregate number of shares of Vical common stock (in each case on a fully diluted basis using the treasury stock method in instances other than with respect to the NovaQuest Warrants and certain equity issuances by Brickell following the signing of the Merger Agreement and prior to the completion of the Merger).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, or Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our business, our financial position, the research and development of biopharmaceutical products, the funding of our research and development efforts, whether and when the proposed merger with Brickell Biotech, Inc., or the Merger, will be consummated, the potential benefits to be derived from the Merger, financing and development plans of Brickell or the combined company if the Merger is consummated, and other statements describing our goals, expectations, intentions or beliefs. These statements often contain words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” or other words indicating future results, though not all forward-looking statements necessarily contain these identifying words.  Such statements reflect our current views and assumptions and are subject to risks and uncertainties, particularly those inherent in the process of developing and commercializing biopharmaceutical products, and whether the conditions to the closing of the Merger will be satisfied. Actual results could differ materially from those projected herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2018 and our preliminary proxy statement filed with the SEC on July 2, 2019, and in our subsequent filings with the SEC, and those identified in Part II, Item 1A of this Report under the caption “Risk Factors”. As a result, you are cautioned not to rely on these forward-looking statements. We disclaim any duty to update any forward-looking statement to reflect events or circumstances that occur after the date on which such statement is made.

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

On June 2, 2019, we entered into an Agreement and Plan of Merger and Reorganization, or the Merger Agreement, with Brickell Biotech, Inc., a Delaware corporation and clinical-stage medical dermatology company, or Brickell Biotech, and Victory Subsidiary, Inc., a Delaware corporation and wholly owned subsidiary of the Company, or Merger Sub.  Upon the terms and subject to satisfaction of the conditions described in the Merger Agreement, including approval of the transaction by the Company’s stockholders, Merger Sub will be merged with and into Brickell Biotech, or the Merger, with Brickell Biotech surviving the Merger as a wholly owned subsidiary of the Company

Research, Development and Manufacturing Programs

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Source	2019	2018	2019	2018
Astellas supply and services contract	—	$0.7	—	$1.2
Other contracts, licenses and royalties	—	—	—	0.3
Total revenues	$—	$0.7	$—	$1.5

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

Results of Operations

Three Months Ended June 30, 2019, Compared with Three Months Ended June 30, 2018

Total Revenues. Total revenues decreased to $0 for the three months ended June 30, 2019, from $0.7 million for the three months ended June 30, 2018. This decrease was primarily due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses decreased $2.8 million, or 78.9%, to $0.8 million for the three months ended June 30, 2019, from $3.6 million for the three months ended June 30, 2018.  This decrease was primarily due to the termination of the VL-2397 in February 2019. As of June 30, 2019 we did not have any active research and development programs.

Manufacturing and Production Expenses. In February 2018, we discontinued all manufacturing and production activities and, as a result, we did not incur any manufacturing and production expenses in either period.

General and Administrative Expenses. General and administrative expenses decreased $0.1 million, or 0.8%, to $2.2 million for the three months ended June 30, 2019, from $2.3 million for the three months ended June 30, 2018. This decrease was primarily due to a decrease in wages and benefits as a result of lower headcount and lower facility costs.

Investment and Other Income, Net. Investment and other income, net, increased $0.3 million to $0.6 million for the three months ended June 30, 2019, from $0.3 million for the three months ended June 30, 2018 primarily due to a $0.3 million gain realized on the sale of assets during the three months ended June 30. 2019.

Six Months Ended June 30, 2019, Compared with Six Months Ended June 30, 2018

Total Revenues. Total revenues decreased to $0 for the six months ended June 30, 2019, from $1.5 million for the six months ended June 30, 2018. This decrease was primarily due to the termination of the ASP0113 program in January 2018.

Research and Development Expenses. Research and development expenses decreased $2.6 million, or 36.1%, to $4.6 million for the six months ended June 30, 2019, from $7.2 million for the six months ended June 30, 2018.  This decrease was primarily due to the termination of the VL-2397 program in February 2019 and the termination of the ASP0113 program in January 2018.  As of June 30, 2019 we did not have any active research and development programs.

Manufacturing and Production Expenses. Manufacturing and production expenses decreased to $0.0 for the six months ended June 30, 2019 from $1.4 million for the six months ended June 30, 2018. This decrease was due to the termination of the ASP0113 program in January 2018. The termination resulted in a decrease in manufacturing activity and a headcount reduction.  In February 2018, we discontinued all manufacturing and production activities and, as a result, we do not expect to incur any future manufacturing or production expenses unless the Merger is consummated.

General and Administrative Expenses. General and administrative expenses decreased $0.8 million, or 17.4%, to $3.6 million for the six months ended June 30, 2019, from $4.4 million for the six months ended June 30, 2018.  This decrease was primarily due to a decrease in wages and benefits as a result of lower headcount and lower facility costs.

Investment and Other Income, Net. Investment and other income, net, increased $0.8 million to $1.3 million for the six months ended June 30, 2019, from $0.5 million for the six months ended June 30, 2018 primarily due to the reversal of previously recognized losses on long-term investments sold in March 2019 and a $0.3 million gain realized on the sale of assets during the six months ended June 30, 2019.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through private placements and public offerings of equity securities, and revenues from our operations. Cash, cash equivalents, marketable securities and long-term investments totaled $41.7 million at June 30, 2019, compared with $50.5 million at December 31, 2018. The decrease in our cash, cash equivalents and marketable securities for the six months ended June 30, 2019, was primarily the result of the use of cash to fund our operations.

Net cash used in operating activities was $9.5 million and $8.6 million for the six months ended June 30, 2019 and 2018, respectively. The increase in net cash used in operating activities for the six months ended June 30, 2019, compared with the prior year period, was primarily the result of a decrease in cash receipts from Astellas due to the termination of the ASP0113 program.

Net cash provided by (used in) investing activities was $8.4 million and $(6.1) million for the six months ended June 30, 2019 and 2018, respectively. The increase in net cash provided by investing activities for the six months ended June 30, 2019, compared with the prior year period, was primarily the result of a decrease of $11.7 million in net purchases of marketable securities and an increase in proceeds received from the sale of long-term investments.

Net cash provided by financing activities was $13,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.

A discussion of our exposure to interest rate risk is included in Part I, Item 3 of this Report under the heading “Quantitative and Qualitative Disclosures About Market Risk.”

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

We have an employment agreement that contains severance arrangements with our chief executive officer, or CEO, and severance agreements with two of our other employees. Under the agreement with our CEO, we are obligated to pay severance if we terminate the CEO’s employment without “cause,” or if the CEO resigns for “good reason,” as defined in the agreement, within the periods set forth therein. The severance for the CEO consists of continued base salary payments at the then-current rate, including the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, the CEO receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 18 months from the date of termination. In the event that the termination occurs within 24 months of a “change in control,” as defined in the agreement, the severance for the CEO consists of a lump sum payment equal to 24 months of base salary at the then-current rate, the payment of health insurance premiums for 18 months, plus a payment equal to one and one-half times the CEO’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. Under the agreements with our other two executives, we are obligated to pay severance if we terminate the executive’s employment without “cause,” or if the executive resigns for “good reason,” as defined in the agreements, within the periods set forth therein. The severance for one of these executives consists of a lump-sum payment equal to 12 months of base salary at the then-current rate, including the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, the executive receives accelerated vesting on all his unvested stock awards as if he had remained employed by us for 12 months from the date of termination. In the event that the termination occurs within 12 months of a “change in control,” as defined in the agreements, the severance consists of a lump sum payment equal to 18 months of base salary at the then-current rate, the payment of health insurance premiums for 12 months, plus a payment equal to the executive’s cash bonus in the previous year. In addition, all outstanding unvested stock awards will vest immediately. The severance for the remaining executive consists of a lump-sum payment equal to six months of base salary at the then-current rate, including the payment of health insurance premiums for six months, plus a bonus payment of $75,000. The maximum payments due under these agreements would have been $2.4 million if each such employee was terminated at June 30, 2019.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk. Our investment portfolio is maintained in accordance with our investment policy which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities. The average maturity of our investments is approximately three months. Our investments are classified as available-for-sale securities.

To assess our interest rate risk, we performed a sensitivity analysis projecting an ending fair value of our cash equivalents and marketable securities using the following assumptions: a three-month average maturity and a 150-basis-point increase in interest rates. This pro forma fair value would have been $0.2 million lower than the reported fair value of our investments at June 30, 2019.

Our investment securities consist of government agency securities.

ITEM 4.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act as of the end of the period covered by this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

You should consider carefully the following information about the risks described below, together with the other information contained in this Quarterly Report and in our other public filings in evaluating our business. The risk factors set forth below did not appear as separate risk factors, or contain changes to the similarly titled risk factors, included in “Item 1A. Risk Factors” set forth in the Vical 10-Q, as filed with the SEC on May 2, 2019. If any of the following risks actually occur, our business, financial condition, results of operations, and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock would likely decline.

Risks Related to the Merger

If the Merger with Brickell is not consummated, Vical’s business could suffer materially and Vical’s stock price could decline.

The consummation of the Merger with Brickell is subject to the satisfaction of a number of closing conditions, including the receipt of Vical stockholder approvals, Vical’s successful application for initial listing with Nasdaq, the occurrence of the special meeting of Vical’s stockholders, the satisfaction of the Vical net cash condition and other closing conditions. Vical and Brickell are targeting a closing of the Merger in the third quarter of 2019.

If the Merger is not consummated, Vical may be subject to a number of material risks, and its business and stock price could be adversely affected, as follows:

•	Vical has incurred and expects to continue to incur significant expenses related to the Merger with Brickell, even if the Merger is not consummated.

•

The Merger Agreement contains covenants restricting Vical’s solicitation of competing acquisition proposals and the conduct of Vical’s business between the date of signing the Merger Agreement and the closing of the Merger. As a result, significant business decisions and transactions before the closing of the Merger require the consent of Brickell. Accordingly, Vical may be unable to pursue business opportunities that would otherwise be in its best interest as a standalone company.

•

Vical has invested significant time and resources in the transaction process and if the Merger Agreement is terminated. Vical will have limited prospects, given the fact that Vical has discontinued all activities relating to development of its clinical programs, including its ASP0113 program collaboration with Astellas, its HSV-2 vaccine program and its VL-2397 Phase 2 clinical trial.

•	Vical could be obligated to pay Brickell a $1.0 million termination fee in connection with the termination of the Merger Agreement, depending on the reason for the termination.

In addition, if the Merger Agreement is terminated and Vical’s board of directors determines to seek another business combination, it may not be able to find a third party willing to provide equivalent or more attractive consideration than the consideration to be provided by each party in the Merger. Due to the lengthy nature of the strategic process, the further passage of time will diminish cash available. In such circumstances, Vical’s board of directors may elect to, among other things, divest all or a portion of Vical’s business, or take the steps necessary to liquidate all of Vical’s business and assets, and in either such case, the consideration that Vical receives may be less attractive than the consideration to be received by Vical pursuant to the Merger Agreement.

 Some of Vical’s officers and directors have conflicts of interest that may influence them to support or approve the Merger.

Officers and directors of Vical participate in arrangements that provide them with interests in the Merger that are different from Vical’s stockholders, including, among others, to the extent applicable, their continued service as a director of the combined company, severance benefits and continued indemnification. These interests, among others, may influence the officers and directors of Vical to support or approve the Merger

Vical’s severance agreements with Vical’s executive officers and certain other employees require Vical to pay severance benefits to any of those persons who are terminated under specified circumstances, including in connection with a change of control of Vical, which could harm Vical’s financial condition or results.

Vical’s executive officers and certain other employees are parties to severance agreements that contain change of control and severance provisions providing for severance and other benefits and acceleration of vesting of stock options in the event of a termination of employment under specified circumstances. Based on the terms of their respective severance agreements, Vical’s executive officers will be entitled to receive an aggregate of approximately $2.3 million in severance benefits due to the terminations of their employment upon a change of control in connection with the consummation of the Merger. The payment of these severance benefits could harm Vical’s financial condition and results and reduce the cash available to the combined company following the Merger.

The Merger may be completed even though material adverse changes may result from the announcement of the Merger, industry-wide changes and other causes.

In general, either party can refuse to complete the Merger if there is a material adverse change affecting the other party following June 2, 2019, the date of the Merger Agreement. However, some types of changes do not permit either party to refuse to complete the Merger, even if such changes would have a material adverse effect on Vical or Brickell, to the extent they resulted from the following (unless, in some cases, they have a disproportionate effect on Vical or Brickell, as the case may be):

•	changes in the general business or economic conditions affecting the industry in which Vical and Brickell, and their respective affiliates, operate;

•acts of war, armed hostilities or terrorism;

•changes in financial, banking or securities markets;

•any change in, or any compliance with or action taken for the purpose of complying with, any law or GAAP;

•the taking of any action required to be taken by the Merger Agreement;

•with respect to Vical, any change in the stock price or trading volume of Vical’s common stock;

•with respect to Vical, any failure to meet analysts’ financial or industry expectations or projections; and

•with respect to Vical, the announcement of the Merger Agreement or the pendency of the Merger.

If adverse changes occur but Vical and Brickell must still complete the Merger, the combined company’s stock price may suffer.

The market price of the combined company’s common stock may decline as a result of the Merger.

The market price of the combined company’s common stock may decline as a result of the Merger for a number of reasons, including if:

•	the combined company does not achieve the perceived benefits of the Merger as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Merger on the combined company’s business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on the combined company’s business and prospects from the Merger.

Vical’s stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If the combined company is unable to realize the strategic and financial benefits currently anticipated from the Merger, Vical’s stockholders will have experienced substantial dilution of their ownership interest without receiving any commensurate benefit. Significant management attention and resources will be required to integrate the two companies. Delays in this process could adversely affect the combined company’s business, financial results, financial condition and stock price following the Merger. Even if the combined company is able to integrate the business operations successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, innovation and operational efficiencies that may be possible from this integration and that these benefits will be achieved within a reasonable period of time.

The combined company will incur significant transaction costs as a result of the Merger, including investment banking, legal and accounting fees. In addition, the combined company will incur significant consolidation and integration expenses which cannot be accurately estimated at this time. Actual transaction costs may substantially exceed estimates and may have an adverse effect on the combined company’s financial condition and operating results.

During the pendency of the Merger, Vical and Brickell will be subject to contractual limitations set forth in the Merger Agreement that restrict the parties’ ability to enter into business combination transactions with another party.

Covenants in the Merger Agreement impede the ability of Vical or Brickell to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Merger. As a result, if the Merger is not completed, the parties may be at a disadvantage to their competitors. In addition, while the Merger Agreement is in effect and subject to limited exceptions, each party is prohibited from soliciting, initiating, encouraging or taking actions designed to facilitate any inquiries or the making of any proposal or offer that could lead to the entering into certain extraordinary transactions with any third party, such as a sale of assets, an acquisition of Vical’s common stock, a tender offer for Vical’s common stock, a Merger or other business combination outside the ordinary course of business. Any such transactions could be favorable to such party’s stockholders.

Because the lack of a public market for Brickell’s common stock makes it difficult to evaluate the fairness of the Merger, Brickell’s stockholders may receive consideration in the Merger that is greater than or less than the fair market value of Brickell’s common stock.

The outstanding share capital of Brickell is privately held and is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Brickell. It is possible that the value of Vical’s common stock to be issued in connection with the Merger will be greater than the fair market value of Brickell.

Because the Merger will result in an ownership change under Section 382 of the Internal Revenue Code (the “Code”) for Vical, Vical’s pre-Merger net operating loss carryforwards and certain other tax attributes will be subject to limitations. The net operating loss carryforwards and other tax attributes of Brickell and of the combined company may also be subject to limitations as a result of ownership changes.

If a corporation undergoes an “ownership change” within the meaning of Section 382 of the Code, the corporation’s net operating loss carryforwards and certain other tax attributes arising before the ownership change are subject to limitations on use after the ownership change. In general, an ownership change occurs if there is a cumulative change in the corporation’s equity ownership by certain stockholders that exceeds fifty percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The Merger will result in an ownership change for Vical and, accordingly, Vical’s net operating loss carryforwards and certain other tax attributes will be subject to limitations (or disallowance) on their use after the Merger. Brickell’s net operating loss carryforwards may also be subject to limitation as a result of prior shifts in equity ownership and/or the Merger. Additional ownership changes in the future could result in additional limitations on Vical’s, Brickell’s and the combined company’s net operating loss carryforwards. Consequently, even if the combined company achieves profitability, it may not be able to utilize a material portion of Vical’s, Brickell’s or the combined company’s net operating loss carryforwards and other tax attributes, which could have a material adverse effect on cash flow and results of operations.

The Exchange Ratio is not adjustable based on the market price of Vical common stock so the Merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

At the effective time of the Merger, outstanding shares of Brickell capital stock will be converted into shares of Vical common stock. Applying the Exchange Ratio, the former Brickell securityholders and NovaQuest, collectively, are expected to own, subject to adjustment, approximately 60% of the aggregate number of shares of Vical common stock, and the securityholders of Vical as of immediately prior to the Merger are expected to own, subject to adjustment, approximately 40% of the aggregate number of shares of Vical common stock (in each case on a fully diluted basis using the treasury stock method in instances other than with respect to the NovaQuest Warrants and certain equity issuances by Brickell following the signing of the Merger Agreement and prior to the completion of the Merger). The exchange ratio formula is based on a $60.0 million valuation of Brickell and a $40.0 million valuation of Vical and is subject to adjustment based on the Vical net cash and Brickell net working capital balances prior to the completion of the Merger.

Any changes in the market price of Vical common stock before the completion of the Merger will not affect the number of shares Brickell stockholders will be entitled to receive pursuant to the Merger Agreement. Therefore, if before the completion of the

Merger the market price of Vical common stock declines from the market price on the date of the Merger Agreement, then Brickell securityholders could receive Merger consideration with substantially lower value. Similarly, if before the completion of the Merger the market price of Vical common stock increases from the market price on the date of the Merger Agreement, then Brickell securityholders could receive Merger consideration with substantially more value for their shares of Brickell capital stock than the parties had negotiated for in the establishment of the Exchange Ratio. The Merger Agreement does not include a price-based termination right. Because the Exchange Ratio does not adjust as a result of changes in the value of Vical common stock, for each one percentage point that the market value of Vical common stock rises or declines, there is a corresponding one percentage point rise or decline, respectively, in the value of the total Merger consideration issued to Brickell securityholders.

The opinion received by Vical’s board of directors from MTS Securities has not been, and is not expected to be, updated to reflect changes in circumstances that may have occurred since the date of the opinion.

Vical retained MTS Securities as a financial advisor in connection with the Merger. On June 2, 2019, MTS Securities, an affiliate of MTS, delivered its opinion to the board of directors of Vical that, as of June 2, 2019, and subject to the various assumptions made, procedures followed, matters considered and qualifications and limitations set forth in such written opinion, the Exchange Ratio is fair, from a financial point of view, to the holders of Vical common stock. The opinion addresses solely the fairness, from a financial point of view and as of the date of such opinion, of the Exchange Ratio to the holders of Vical common stock and does not address any other terms in the Merger Agreement, or any other agreement contemplated by the Merger Agreement or relating to the Merger or any other aspect or implication of the Merger, including, without limitation, the form or structure of the Merger or the fairness of the Merger or the Exchange Ratio to any other securityholders or creditors or any other constituency of Vical. MTS Securities did not consider any potential legislative or regulatory changes currently being considered by the SEC, or any other governmental or regulatory bodies, or any changes in accounting methods or generally accepted accounting principles that may be adopted by the SEC or the Financial Accounting Standards Board. It should be understood that, although subsequent developments may affect the conclusion reached in the opinion, MTS Securities does not have any obligation to update, revise or reaffirm such opinion and has not done so.

Vical and Brickell may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of Vical and Brickell management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. Vical and Brickell may become involved in this type of litigation in connection with the Merger, and the combined company may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of Vical, Brickell and the combined company, and insurance coverage may not be sufficient to cover all related costs and damages.

ITEM 5.	OTHER INFORMATION

We will hold our 2019 Annual Meeting of Stockholders, or the 2019 Annual Meeting, more than 30 days after the one-year anniversary of the 2018 Annual Meeting of Stockholders, which was held on May 23, 2018. Any proposal submitted by a stockholder intended to be presented for consideration at the 2019 Annual Meeting must be delivered to or mailed and received, according to our Amended and Restated Bylaws, by our corporate secretary at our principal executive offices, not less than 50 days nor more than 75 days prior to the meeting; provided, however, that in the event that less than 65 days’ notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the 15th day following the day on which such notice of the date of the 2019 Annual Meeting was mailed or such public disclosure was made. Any proposal submitted outside this timeframe will not be considered timely and such business will be excluded from consideration at the 2019 Annual Meeting. The notice to be delivered to our corporate secretary must be in writing and must comply with the provisions of our Amended and Restated Bylaws. For stockholders who wish to submit a proposal for consideration of inclusion in the 2019 proxy statement and presentation at the 2019 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act, such proposal must be received by our corporate secretary at our principal executive offices no later than a reasonable time before we begin to print and mail the proxy materials for the 2019 Annual Meeting, and otherwise must comply with the Securities and Exchange Commission requirements in Proxy Rule 14a-8.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document

2.1(1)	Agreement and Plan of Merger and Reorganization, dated June 2, 2019, by and among the Company, Brickell Biotech, Inc. and Victory Subsidiary, Inc.
3.1(2)	Restated Certificate of Incorporation. (P)
3.2(3)	Amended and Restated Bylaws.
3.3(4)	Certificate of Amendment to Restated Certificate of Incorporation.
3.4(5)	Certificate of Amendment to Restated Certificate of Incorporation.
3.5(6)	Certificate of Amendment to Restated Certificate of Incorporation.
3.6(7)	Certificate of Amendment to Restated Certificate of Incorporation.
4.1(2)	Specimen Common Stock Certificate. (P)
10.1(8)	Form of Support Agreement, dated June 2, 2019, by and between the Company and each of the parties named in each agreement therein.
10.2(9)	Form of Lock-Up Agreement, dated June 2, 2019, by each of the parties named in each agreement therein.
10.3	Separation Agreement, dated May 21, 2019, by and between the Company and Larry R. Smith, Ph.D.
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

32.1	Certification of Vijay B. Samant, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anthony A. Ramos, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(P)	Paper exhibit
(1)	Incorporated by reference to exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on June 3, 2019.
(2)	Incorporated by reference to the exhibit of the same number filed with the Company’s Registration Statement on Form S-3 (No. 333-95812) filed on August 15, 1995.
(3)	Incorporated by reference to the exhibit of the same number filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088) filed on August 6, 2010.
(4)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017.
(5)	Incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.
(6)	Incorporated by reference to exhibit 3.3 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (No. 000-21088) filed on August 6, 2010.
(7)	Incorporated by reference to exhibit 4.2 filed with the Company’s Registration Statement on Form S-8 (No. 333-135266) filed on June 23, 2006.
(8)	Incorporated by reference to exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on June 3, 2019.
(9)	Incorporated by reference to exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on June 3, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Vical Incorporated

Date: July 12, 2019	By:	/s/ ANTHONY A. RAMOS
Anthony A. Ramos
Vice President, Chief Financial Officer (on behalf of the registrant and as the registrant’s Principal Financial and Accounting Officer)