Form 10-Q
period 2020-06-30
Brickell Biotech, Inc.
filed 2020-08-12
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 12, 2020, there were 27,787,081 shares of the registrant’s common stock outstanding.

BRICKELL BIOTECH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2020	December 31, 2019

Assets
Current assets:
Cash and cash equivalents	$21,570	$7,232
Marketable securities, available-for-sale	—	4,497
Prepaid expenses and other current assets	5,736	6,240
Total current assets	27,306	17,969
Property and equipment, net	10	16
Operating lease right-of-use asset	114	159
Total assets	$27,430	$18,144
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$566	$2,245
Accrued liabilities	6,261	6,379
Lease liability, current portion	83	78
Deferred revenue	142	1,795
Note payable, current portion	194	—
Total current liabilities	7,246	10,497
Lease liability, net of current portion	31	73
Note payable, net of current portion	243	—
Total liabilities	7,520	10,570
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 50,000,000 shares authorized at June 30, 2020 and December 31, 2019; 26,671,573 and 8,480,968 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	267	85
Additional paid-in capital	113,845	92,497
Accumulated other comprehensive gain	—	(28)
Accumulated deficit	(94,202)	(84,980)
Total stockholders’ equity	19,910	7,574
Total liabilities and stockholders’ equity	$27,430	$18,144

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$607	$2,573	$1,653	$6,065

Operating expenses:
Research and development	2,712	4,229	5,376	10,248
General and administrative	3,021	1,323	5,502	3,389
Total operating expenses	5,733	5,552	10,878	13,637
Loss from operations	(5,126)	(2,979)	(9,225)	(7,572)
Investment and other income, net	7	4	3	10
Interest expense	—	(660)	—	(884)
Change in fair value of derivative liability	—	(11)	—	(11)
Change in fair value of warrant liability	—	(8)	—	223
Net loss	(5,119)	(3,654)	(9,222)	(8,234)
Reduction (accretion) of redeemable convertible preferred stock to redemption value	—	(163)	—	10,356
Net income (loss) attributable to common stockholders	$(5,119)	$(3,817)	$(9,222)	$2,122
Net income (loss) per common share attributable to common stockholders, basic	$(0.43)	$(6.48)	$(0.87)	$3.60
Net loss per common share attributable to common stockholders, diluted	$(0.43)	$(6.48)	$(0.87)	$(4.46)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	11,819,152	589,001	10,595,960	589,001
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	11,819,152	589,001	10,595,960	1,845,467

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(5,119)	$(3,654)	$(9,222)	$(8,234)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities arising during holding period, net of tax benefit of $0	—	—	28	—
Total comprehensive loss	$(5,119)	$(3,654)	$(9,194)	$(8,234)

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)
(unaudited)

	Series A, B, C & C-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Carrying Value	Shares	Par Value
Balance, December 31, 2019	—	$—	8,480,968	$85	$92,497	$(28)	$(84,980)	$7,574
Issuance of common stock and common stock purchase warrants, net of issuance costs of $10	—	—	950,000	10	1,980	—	—	1,990
Issuance of common stock upon exercise of warrants	—	—	221,293	2	13	—	—	15
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	19,643	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	403	—	—	403
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(4,103)	(4,103)
Balance, March 31, 2020	—	—	9,671,904	97	94,880	—	(89,083)	5,894
Issuance of common stock upon exercise of warrants	—	—	2,202,863	22	(15)	—	—	7
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	6,673	—	(4)	—	—	(4)
Common stock and warrants issued, net of issuance costs of $1,443	—	—	14,790,133	148	18,531	—	—	18,679
Stock-based compensation	—	—	—	—	453	—	—	453
Net loss	—	—	—	—	—	—	(5,119)	(5,119)
Balance, June 30, 2020	—	$—	26,671,573	$267	$113,845	$—	$(94,202)	$19,910

	Series A, B, C & C-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Carrying Value	Shares	Par Value
Balance, December 31, 2018	1,256,466	$58,290	589,001	$6	$—	$—	$(71,624)	$(71,618)
Reduction of redeemable convertible preferred stock to redemption value	—	(10,519)	—	—	—	—	10,519	10,519
Stock-based compensation	—	—	—	—	384	—	—	384
Net loss	—	—	—	—	—	—	(4,580)	(4,580)
Balance, March 31, 2019	1,256,466	47,771	589,001	6	384	—	(65,685)	(65,295)
Stock based compensation	—	—	—	—	299	—	—	299
Accretion of redeemable convertible preferred stock to redemption value	—	163	—	—	(163)	—	—	(163)
Net loss	—	—	—	—	—	—	(3,654)	(3,654)
Balance, June 30, 2019	1,256,466	$47,934	589,001	$6	$520	$—	$(69,339)	$(68,813)

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,222)	$(8,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	21
Accretion of discount on marketable securities	25	—
Change in fair value of derivative liability	—	11
Change in fair value of warrant liability	—	(223)
Amortization of discounts and financing costs	—	551
Stock-based compensation	856	683
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	512	(165)
Accounts payable	(1,679)	3,053
Accrued liabilities	(135)	865
Deferred revenue	(1,653)	(6,064)
Net cash used in operating activities	(11,290)	(9,502)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	4,500	—
Capital expenditures	—	(4)
Net cash provided by (used in) investing activities	4,500	(4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants, net of issuance costs	20,669	—
Proceeds from the issuance of note payable	437	—
Proceeds from the exercise of warrants	22	—
Proceeds from issuance of convertible promissory notes	—	5,127
Payments of principal of note payable	—	(1,609)
Net cash provided by financing activities	21,128	3,518
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,338	(5,988)
CASH AND CASH EQUIVALENTS—BEGINNING	7,232	8,067
CASH AND CASH EQUIVALENTS—ENDING	$21,570	$2,079

Supplement Disclosure of Cash Flow Information:
Interest paid	$—	$234
Supplement Disclosure of Non-Cash Investing and Financing Activities:
Reduction of redeemable convertible preferred stock to redemption value	$—	$(10,376)
Warrants to purchase common stock issued with convertible promissory notes	$—	$1,029
Derivative liability issued with convertible promissory notes	$—	$996
Deferred financing costs included in accrued liabilities	$—	$154
Accretion of redeemable convertible preferred stock issuance costs	$—	$20

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

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and reclassification of assets and liabilities that might be necessary if the Company is unable to continue as a going concern. The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the six months ended June 30, 2020, the Company had a net loss of $9.2 million and net cash used in operating activities of $11.3 million. As of June 30, 2020, the Company had cash and cash equivalents of $21.6 million and an accumulated deficit of $94.2 million.

The Company believes that its cash and cash equivalents as of June 30, 2020 and periodic sales of the Company’s common stock under the Purchase Agreement (see Note 7. “Capital Stock”), are sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. However, in order to sell additional shares of common stock under the Purchase Agreement, Lincoln Park Capital Fund, LLC (“Lincoln Park”) will need to purchase shares of common stock from the Company, subject to the conditions under the Purchase Agreement. Further, the Company will be significantly limited in its ability to sell shares of its common stock under the Purchase Agreement, or to utilize its common stock in any other capital raising transaction, if the Company’s stockholders do not approve an increase in the number of authorized shares of common stock of the Company, as further described in Note 7. “Capital Stock” and in Note 9. “Subsequent Events.” The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to proceed with the Company’s current and proposed research activities, including completing both pivotal U.S. Phase 3 clinical trials of sofpironium bromide.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc., and are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited financial statements at that date but does not include all of the information required by US GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

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

Level 3—significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities)

The following table sets forth the fair value of the Company’s financial assets measured at fair value on a recurring basis based on the three-tier fair value hierarchy (in thousands):

	Level 1 (1)
	June 30, 2020	December 31, 2019
Assets:
Money market funds	$21,570	$7,232
U.S. treasuries	—	4,497
Total	$21,570	$11,729
____________
(1) No assets as of each respective date were identified as Level 2 or 3 based on the three-tier fair value hierarchy. The Company had no financial liabilities measured at fair value on a recurring basis as of each respective date.

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

In March 2015, the Company entered into a license, development, and commercialization agreement (as amended, the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”). Under the Kaken Agreement, the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the Company’s sofpironium bromide compound, a topical anticholinergic, in Japan and certain other Asian countries (the “Territory”). In exchange, Kaken paid the Company an upfront, non-refundable payment of $11.0 million (the “upfront fee”). In addition, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, and $30.0 million upon the achievement of commercial milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. The Kaken Agreement further provides that Kaken will be responsible for funding all development and commercial costs for the program in the Territory. Kaken is also required to enter into negotiations with the Company, to supply the Company, at cost, with clinical supplies to perform Phase 3 clinical trials in the United States.

The Company evaluates collaboration arrangements to determine whether units of account within the collaboration arrangement exhibit the characteristics of a vendor and customer relationship. The Company determined that the licenses transferred to Kaken in exchange for the upfront fee were representative of this type of a relationship. If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition on a prospective basis.

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

Consequently, during the three months ended June 30, 2020 and 2019, the Company recognized revenue of $0.6 million and $2.6 million, respectively, related to the Kaken R&D Payment. During the six months ended June 30, 2020 and 2019, the Company recognized revenue of $1.7 million and $6.1 million, respectively, related to the Kaken R&D Payment. As of June 30, 2020 and December 31, 2019, the Company had a deferred revenue balance related to the Kaken R&D Payment of $0.1 million and $1.8 million, respectively, which is recorded in deferred revenue on the accompanying condensed consolidated balance sheets.

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

The following table sets forth the potential common shares excluded from the calculation of net income (loss) per common share, because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
Outstanding warrants	19,556,108	349,074
Outstanding options	1,578,231	625,428
Unvested restricted stock units	253,045	—
Redeemable convertible preferred stock (as converted into common stock)	—	1,256,466
Promissory notes (as converted into common stock)	—	168,832
Total	21,387,384	2,399,800

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

NOTE 3. ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued contracted research and development services	$4,443	$4,532
Accrued license fee	1,000	—
Accrued professional fees	365	1,788
Accrued compensation	453	59
Total	$6,261	$6,379

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

During the three and six months ended June 30, 2019, the Company recognized $0.5 million of interest expense, including $0.4 million of accretion of discounts using an effective interest rate of 12.00%. During the three and six months ended June 30, 2020, no interest expense was recognized.

NOTE 5. NOTES PAYABLE

Loan Agreement with Hercules Capital, Inc.

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
On September 3, 2019, the Company repaid the remaining outstanding loan balance of $2.6 million and an associated accrued interest and aggregate end-of-term payment of $0.6 million, and the Loan Agreement was terminated. At the effective time of the Merger, the warrant liability was reclassified to equity in the condensed consolidated balance sheets. As of June 30, 2020, there were no remaining unaccreted debt discounts and issuance costs.

Paycheck Protection Program
On April 15, 2020, the Company executed an unsecured promissory note (referred to in the condensed consolidated financial statements as of and for the six months ended June 30, 2020 as a “note payable”) to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the federal Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. A PPP loan is for the purpose of helping businesses keep their workforce employed during the Coronavirus (COVID-19) crisis. The Company is using the PPP Loan proceeds for covered payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act.
The PPP Loan is in the principal amount of $0.4 million, bears interest at a fixed rate of 1.00% per annum and matures on April 15, 2022. The PPP Loan requires equal monthly payments of principal and interest commencing on November 15, 2020. The PPP Loan may be prepaid by the Company at any time prior to maturity without penalty. Under the terms of the PPP Loan, the Company is evaluating whether it may apply for forgiveness of the amount due on the PPP Loan.

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
The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019, by calculating the present value of lease payments, discounted at 12.0%, the Company’s estimated incremental borrowing rate, over the 2.8 years expected remaining term. As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on industry peers. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including clinical trials progress and therapeutic indications. Amortization of the operating lease right-of-use asset for the Boulder Lease amounted to $19 thousand and $37 thousand for the three and six months ended June 30, 2020, respectively, which was included in operating expense. As of June 30, 2020, the remaining lease term was 1.3 years.
The terms of the Boulder Lease provide for rental payments on a monthly basis on a graduated scale. Lease expense for the three months ended June 30, 2020 and 2019 was $18 thousand and $32 thousand, respectively. Lease expense for the six months ended June 30, 2020 and 2019 was $41 thousand and $60 thousand, respectively.
The following is a summary of the contractual obligations related to operating lease commitments as of June 30, 2020 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Less than 1 year	$93
1-3 years	31
3-5 years	—
More than 5 years	—
Imputed interest	(10)
Total	$114

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
The Amended and Restated License Agreement retains with the Company a worldwide, exclusive license to develop, manufacture, market, sell and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. In exchange for entering into the Amended and Restated License Agreement, settling the previously disclosed dispute, and resolving the associated litigation between the Company and Bodor, the Company made an upfront payment of $1.0 million in cash to Bodor following the execution of the Amended and Restated License Agreement and the settlement agreement by and among the Company, Brickell Subsidiary, Inc., and Bodor, dated February 17, 2020. Additionally, under the original License Agreement and the Amended and Restated License Agreement, the Company is required to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties the Company receives from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; and (iv) up to an aggregate of $1.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.5 million of shares of the Company’s common stock upon the achievement of certain development, regulatory and other milestones, including the enrollment of the first patient in the U.S. Phase 3 trials. During the three months ended June 30, 2020, based on the foregoing, the Company made a $0.5 million milestone payment to Bodor following the closing of the public offering in June 2020 and accrued an additional $1.0 million related to its plan to initiate its U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, the Company recorded $1.5 million as research and development expense in the condensed consolidated statements of operations during the three months ended June 30, 2020.

NOTE 7. CAPITAL STOCK

Common Stock

Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company has reserved authorized shares of common stock for future issuance at June 30, 2020 as follows:

June 30, 2020
Shares available for grant under the Omnibus Plan	—
Common stock warrants	20,669,533
Common stock options outstanding	1,578,231
Unvested restricted stock units	253,045
Total	22,500,809

While 694,162 shares of common stock remained available for grant under the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) as of June 30, 2020, the Company’s board of directors, in connection with the public offering in June 2020 described below, utilized shares that were previously reserved for issuance under the Omnibus Plan and not subject to outstanding awards, to instead be reserved for issuance under the warrants issued in the June 2020 offering. As a result, the number of shares reserved for issuance as of June 30, 2020 under the Omnibus Plan was zero.
As described in the Company’s definitive proxy statement filed with the SEC on July 15, 2020, the Company plans to hold a special meeting of stockholders on August 31, 2020, at which stockholders will be requested to approve an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000. If stockholders approve that amendment, the Company’s board of directors plans to utilize a portion of those additional authorized shares to again reserve for issuance the number of shares available for grant under the Omnibus Plan. At the special meeting, the Company’s stockholders will also be requested to approve an amendment to the Omnibus Plan to increase the number of shares available for issuance thereunder by 4,500,000 shares.
Public Offering of Common Stock and Warrants
In June 2020, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), as representative of several underwriters, relating to the public offering, issuance and sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds, if any, from the exercise of the warrants. The Company anticipates using the net proceeds from the Offering for research and development, including clinical trials, working capital, and general corporate purposes.

Certain officers of the Company participated in the Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants.
At Market Issuance Sales Agreement
On April 14, 2020, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. as the Company’s sales agent (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of the Company’s common stock having an aggregate offering price of up to $8.0 million (the “Shares”). Any Shares will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agent. Under the terms of the ATM Agreement, the Company may also sell the Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the Shares to the Agent as principal would be pursuant to the terms of a separate placement notice between the Company and the Agent. As of June 30, 2020, the Company had not yet sold any Shares under the ATM Agreement.
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

Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. As of June 30, 2020, the Company has not made any sales of its common stock under the Purchase Agreement.

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

Preferred Stock
As of June 30, 2020, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock. Under the Company’s restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders.

NOTE 8. STOCK-BASED COMPENSATION

Equity Incentive Plans
2020 Omnibus Plan
On April 20, 2020, the Company’s stockholders approved the Omnibus Plan, which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. The number of shares authorized for issuance under the Omnibus Plan includes 625,000 new shares and 54,389 shares that remained available for future grants pursuant to the Prior Plans, plus any shares that are forfeited pursuant to outstanding grants under the Prior Plans that would have again become available for grants pursuant to the terms of those plans. Following the approval of the Omnibus Plan on April 20, 2020, no additional grants will be made pursuant to the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms.

At June 30, 2020, 92,436 shares were subject to outstanding awards under the Omnibus Plan, and while 694,162 shares remained available for grant under the Omnibus Plan, those shares were no longer reserved for issuance, as described above in Note 7. “Capital Stock.”
2009 Equity Incentive Plan
The 2009 Plan was replaced by the Omnibus Plan on April 20, 2020 and, as a result, at June 30, 2020, there were no remaining shares available for new grants under the 2009 Plan. However, at June 30, 2020, 1,351,974 shares were subject to outstanding awards under the 2009 Plan, which awards remain outstanding in accordance with their terms.
Vical Equity Incentive Plan
In connection with the Merger, the Company adopted the Vical Plan, which was replaced by the Omnibus Plan on April 20, 2020. As a result, at June 30, 2020, there were no remaining shares available for new grants under the Vical Plan. However, at June 30, 2020, 386,866 shares were subject to outstanding awards under the Vical Plan, which awards remain outstanding in accordance with their terms.
Stock-based Compensation Expense

Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$68	$78	$172	$156
General and administrative	385	221	684	527
Total stock-based compensation expense	$453	$299	$856	$683

NOTE 9. SUBSEQUENT EVENTS
Proposed Amendment of Certificate of Incorporation and Omnibus Plan

On July 14, 2020, the Company’s board of directors adopted, subject to stockholder approval, an amendment to Article IV, Section A of the Company’s restated certificate of incorporation (the “Charter Amendment”) to increase the number of authorized shares of the Company’s common stock by 50,000,000 shares, or from 50,000,000 shares to 100,000,000 shares. Further, on July 14, 2020, the Company’s board of directors approved the following amendments to the Omnibus Plan, subject to stockholder approval:

•an increase in the maximum number of shares that may be delivered under the Omnibus Plan by an additional 4,500,000 shares, from 679,389 shares to 5,179,389 shares (which amount is in addition to any shares granted previously under the Prior Plans that are forfeited, expire or are canceled after the effective date of the Omnibus Plan without delivery of shares or which result in the forfeiture of the shares back to the Company to the extent that such shares would have been added back to the reserve under the terms of the Prior Plans); and
•a corresponding increase in the maximum number of shares that may be delivered with respect to incentive stock options granted under the Omnibus Plan by an additional 4,500,000 shares, from 679,389 shares to 5,179,389 shares;

(collectively, the “Plan Amendments”).

The Charter Amendment and the Plan Amendments are subject to stockholder approval. On July 27, 2020, the Company filed a definitive proxy statement with the SEC related to a special meeting of stockholders to be held on August 31, 2020, at which stockholders will be requested to approve the Charter Amendment and the Plan Amendments.

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

We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in this Quarterly Report, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”), in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.

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
Based on the positive results in the clinical trials for sofpironium bromide globally to date, we intend to initiate two pivotal Phase 3 clinical trials in up to 350 subjects per trial with primary axillary hyperhidrosis in the United States. Assuming the results of the Phase 3 clinical trials are favorable, we plan thereafter to submit a new drug application (“NDA”) to the U.S. Food and Drug Administration (the “FDA”), for the treatment of primary axillary hyperhidrosis by sofpironium bromide.
Recent Developments
Study Announcements
•In July 2020, we completed the analysis of our 12-month Phase 3 open-label long-term safety study, in 300 subjects 9 years and older with primary axillary hyperhidrosis, sofpironium bromide gel, 5% and 15%. The study results confirmed that sofpironium bromide gel, at both concentrations, was safe and generally well tolerated, which was consistent with the earlier Phase 2 clinical trial results. No treatment-related serious adverse events were observed. We expect to release additional details at an upcoming scientific forum.
•In June 2020, we announced positive Phase 3 pivotal study results in Japan from Kaken. All primary and secondary efficacy endpoints of the study were achieved and sofpironium bromide was safe and generally well tolerated. The study evaluated a total of 281 Japanese patients randomized 1:1 to apply sofpironium bromide gel, 5% (SB) or vehicle gel (placebo) to the axillae (i.e., underarm) for 42 days. These study results were presented as part of the Late-Breaking Research Program during the American Academy of Dermatology (AAD) Virtual Meeting Experience.
•In January 2020, Kaken announced submission of an NDA in Japan requesting approval to manufacture and market sofpironium bromide gel, 5% for primary axillary hyperhidrosis based on the positive Phase 3 data.
Upcoming Milestones
•Plan to initiate the U.S. Phase 3 pivotal program for sofpironium bromide gel, 15% in the fourth quarter of 2020. The planned program will be comprised of two pivotal Phase 3 trials to evaluate approximately 350 subjects per trial with primary axillary hyperhidrosis in the U.S. The first Phase 3 study is expected to begin in the fourth quarter of 2020.
•Expect Kaken to receive regulatory decision for sofpironium bromide gel, 5% in Japan, as early as the fourth quarter of 2020. Under the agreement with Kaken, we are entitled to receive commercial milestone payments, as well as tiered royalties based on a percentage of net sales of sofpironium bromide in Japan.
Public Offering of Common Stock and Warrants
In June 2020, we entered into an underwriting agreement with Oppenheimer & Co. Inc. (“Oppenheimer”), as representative of several underwriters, relating to the public offering, issuance and sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “Offering”). Each share of common stock and pre-funded warrant to purchase one share of our common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The pre-funded warrants were immediately exercisable at a price of $0.001 per share of our common stock. The common warrants were immediately exercisable at a price of $1.25 per share of our common stock and will expire five years from the date of issuance. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds, if any, from the exercise of the warrants. We anticipate using the proceeds from the Offering for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreement
In April 2020, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer as our sales agent (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of our common stock having an aggregate offering price of up to $8.0 million (the “Shares”). Any Shares will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the Shares, if any, will be made by means of ordinary brokers’ transactions on the Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agent. Under the terms of the ATM Agreement, we may also sell the Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the Shares to the Agent as principal would be pursuant to the terms of a separate placement notice between us and the Agent.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based off of prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. As of June 30, 2020, we have not made any sales of our common stock under the Purchase Agreement.
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
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. In exchange for entering into the Amended and Restated License Agreement, settling the previously disclosed dispute, and resolving the associated litigation between us and Bodor, we made an upfront payment of $1.0 million in cash to Bodor following the execution of the Amended and Restated License Agreement and the settlement agreement by and among the Company, Brickell Subsidiary, Inc., and Bodor, dated February 17, 2020. Additionally, based on the License Agreement and the Amended and Restated License Agreement, we are required to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $1.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.5 million of shares of the our common stock upon the achievement of certain development, regulatory and other milestones, including the enrollment of the first patient in the U.S. Phase 3 trials. During the three months ended June 30, 2020, based on the foregoing, we made a $0.5 million milestone payment to Bodor following the closing of the public offering in June 2020 and accrued an additional $1.0 million related to our plan to initiate our U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, we recorded an aggregate of $1.5 million as research and development expense in the condensed consolidated statements of operations during the three months ended June 30, 2020.
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
Financial Overview
Our operations to date have been limited to business planning, raising capital, developing our pipeline assets (in particular sofpironium bromide), identifying product candidates, and other research and development. To date, we have financed operations primarily through funds received from license and collaboration agreements, cash and investments acquired in connection with the Merger, and funds received from the sale of convertible preferred stock, debt, convertible notes, common stock, and warrants. We do not have any products approved for sale and have not generated any product sales. Since inception and through June 30, 2020, we have raised or generated an aggregate of $146.7 million to fund our operations, of which $39.1 million was through license and collaboration agreements, $37.0 million was from cash and investments acquired in the Merger, $33.6 million was from the sale of convertible preferred stock, $22.1 million was from the sale of common stock and warrants, $7.5 million was from the sale of debt, and $7.4 million was from the sale of convertible notes. As of June 30, 2020, we had cash and cash equivalents of $21.6 million. In addition, we had approximately $4.6 million in prepaid expenses related to the Phase 3 program of sofpironium bromide.
Since inception, we have incurred operating losses. We recorded a net loss of $5.1 million and $3.7 million for the three months ended June 30, 2020 and 2019, respectively, and $9.2 million and $8.2 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $94.2 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:

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
We do not expect to generate significant revenue unless and until we successfully complete development of, obtain marketing approval for, and commercialize product candidates, either alone or in collaboration with third parties. We expect these activities may take several years and our success in these efforts is subject to significant uncertainty, especially in light of our need to raise substantial funding in order to complete our Phase 3 program. Accordingly, we expect we will need to raise substantial additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, that we generate substantial product revenues, we expect to finance our operations through public or private equity or debt financings, collaborations or licenses, or other available financing transactions. However, we may be unable to raise additional funds through these or other means when needed.
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
Below is a summary of our research and development expenses related to sofpironium bromide by categories of costs for the periods presented. The other expenses category includes travel, lab and office supplies, clinical trial management software, license fees, and other miscellaneous expenses. We expect our research and development expenses to increase in future periods following the initiation of the Phase 3 program for sofpironium bromide.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Direct program expenses related to sofpironium bromide	$1,964	$3,392	$3,731	$8,419
Personnel and other expenses
Salaries, benefits, and stock-based compensation	712	795	1,475	1,655
Regulatory and compliance	4	31	58	140
Other expenses	32	11	112	34
Total research and development expenses	$2,712	$4,229	$5,376	$10,248

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, and share-based compensation, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and sublicensing fees.
We expect our overall general and administrative expenses to continue to increase in the near term as we incur expenses associated with operating as a public company compared to prior periods, which may include increased insurance premiums, investor relations expenses, legal and accounting fees associated with the expansion of our business and corporate governance, financial reporting expenses, and expenses related to Sarbanes-Oxley and other regulatory compliance obligations.
Total Other Income (Expense)
Investment and Other Income, Net
Investment and other income, net consists primarily of realized gains and losses associated with marketable securities and interest earned on cash and cash equivalent and marketable securities balances. Our interest income will vary each reporting period depending on our average cash balances during the period and market interest rates. We expect interest income to fluctuate in the future with changes in average cash balances and market interest rates.
Interest Expense
Interest expense historically consisted primarily of interest and amortization related to the issuance of $5.1 million of convertible promissory note principal during the six months ended June 30, 2019 and principal borrowings of $7.5 million provided by the loan and security agreement entered into with Hercules Capital, Inc. on February 18, 2016 (the “Loan Agreement”). In August 2019, the convertible promissory notes were converted and the Loan Agreement was repaid, and therefore, there was no interest expense thereafter related to these agreements.
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
Critical Accounting Policies and Estimates
We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition, accrued research and development expenses, convertible promissory notes, redeemable convertible preferred stock, warrants, and stock-based compensation. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results differ materially from these estimates under different assumptions or conditions.
For the six months ended June 30, 2020, there have been no material changes in our critical accounting policies and estimates as compared to those disclosed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results

of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 18, 2020.
Recent Accounting Pronouncements
For information on the recent accounting pronouncements which may impact our business, see Note 2 of the notes to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019
	(in thousands)
Collaboration revenue	$607	$2,573
Research and development expenses	(2,712)	(4,229)
General and administrative expenses	(3,021)	(1,323)
Total other income (expense), net	7	(675)
Net loss	$(5,119)	$(3,654)

Collaboration Revenue
Collaboration revenue decreased by $2.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Revenue in both periods was driven by research and development activities related to the Kaken Agreement for which Kaken provided research and development funding. The decrease in revenue recognized was attributable to our Phase 3 long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were ongoing in 2019 but were concluded or winding down by the end of the first quarter of 2020. Conducting these studies is the basis for revenue recognition of a $15.6 million research and development payment received from Kaken in the second quarter of 2018.
Research and Development
Research and development expense decreased by $1.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, which was primarily due to reduced clinical and other related regulatory and administrative costs of the Phase 3 long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. During the three months ended June 30, 2020, research and development expense of $1.5 million was recorded for paid or accrued milestone payments to Bodor, the licensor of sofpironium bromide.
General and Administrative Expenses
General and administrative expenses increased by $1.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to higher costs of $0.9 million for professional-related fees attributable to capital-raising activities and additional expenses associated with operating as a public company, $0.6 million for stock and other compensation expense that was driven by increased headcount, and $0.3 million for directors’ and officers’ liability insurance fees due to becoming a public company.
Total Other Income (Expense), Net
Total other income, net increased by $0.7 million for the three months ended June 30, 2020, compared to total other expense, net for the three months ended June 30, 2019. The change was primarily due to a decrease of $0.7 million in interest expense related to the issuance of convertible promissory notes in 2019 and principal borrowings provided by the Loan Agreement with a former lender.
Comparison of the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Collaboration revenue	$1,653	$6,065
Research and development expenses	(5,376)	(10,248)
General and administrative expenses	(5,502)	(3,389)
Total other income (expense), net	3	(662)
Net loss	$(9,222)	$(8,234)

Collaboration Revenue
Collaboration revenue decreased by $4.4 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Revenue in both periods was driven by research and development activities related to the Kaken Agreement for which Kaken provided research and development funding. The decrease in revenue recognized was attributable to our Phase 3 long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were ongoing in 2019 but were concluded or winding down by the end of the first quarter of 2020. Conducting these studies is the basis for revenue recognition of a $15.6 million research and development payment received from Kaken in the second quarter of 2018.
Research and Development
Research and development expenses decreased by $4.9 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, which was primarily due to a decrease in clinical and other related regulatory and administrative costs of the Phase 3 long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. During the six months ended June 30, 2020, research and development expense of $1.5 million was recorded for paid or accrued milestone payments to Bodor.
General and Administrative Expenses
General and administrative expenses increased by $2.1 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. This increase was primarily due to higher costs of $0.8 million for professional-related fees attributable to capital-raising activities and additional expenses associated with operating as a public company, $0.8 million for stock and other compensation expense that was driven by increased headcount, and $0.6 million for directors’ and officers’ liability insurance fees due to becoming a public company, partially offset by lower costs of $0.1 million for other miscellaneous expenses.
Total Other Income (Expense), Net
Total other income, net increased by $0.7 million for the six months ended June 30, 2020 compared to total other expense, net for the six months ended June 30, 2019. The change was primarily due to a decrease of $0.9 million in interest expense related to the issuance of convertible promissory notes in 2019 and principal borrowings provided by the Loan Agreement with a former lender, partially offset by a $0.2 million gain resulting from fair value adjustments to warrant liabilities during the six months ended June 30, 2019 that did not recur in 2020.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the six months ended June 30, 2020 and 2019, we had a net loss of $9.2 million and $8.2 million, respectively. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $94.2 million and $85.0 million, respectively. As of June 30, 2020, we had cash and cash equivalents of $21.6 million. Since inception, we have financed operations primarily through payments received under strategic license and collaboration agreements, cash and investments acquired in the Merger, and funds received from the sale of convertible preferred stock, common stock and warrants, debt, and convertible notes.
We believe that our cash and cash equivalents as of June 30, 2020 and periodic sales of our common stock under the Purchase Agreement, are sufficient to fund our operations for at least the next 12 months from the issuance of this Quarterly Report. However, in order to sell additional shares of common stock under the Purchase Agreement, Lincoln Park will need to purchase shares of common stock from us, subject to the conditions under the Purchase Agreement. Further, we will be significantly limited in our ability to sell shares of our common stock under the Purchase Agreement, or to utilize our common stock in any other capital raising transaction, if our stockholders do not approve an increase in the number of authorized shares of our common stock, as further described in this Quarterly Report. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to proceed with our current and proposed research activities, including completing the pivotal U.S. Phase 3 clinical trials of sofpironium bromide.
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(11,290)	$(9,502)
Net cash provided by (used in) investing activities	4,500	(4)
Net cash provided by financing activities	21,128	3,518
Net change in cash and cash equivalents	$14,338	$(5,988)

Operating Activities
Net cash used in operating activities of $11.3 million during the six months ended June 30, 2020 increased compared to $9.5 million during the same period in the prior year primarily due to an increase in net loss of $1.0 million, a change in working capital of $0.6 million, and a decrease of other non-cash expenses of $0.2 million.
Investing Activities
Net cash provided by investing activities of $4.5 million during the six months ended June 30, 2020 increased compared to cash used in investing activities of $4 thousand during the same period in the prior year. The $4.5 million increase was primarily the result of maturities of marketable securities in the 2020 period.
Financing Activities
Net cash provided by financing activities of $21.1 million during the six months ended June 30, 2020 increased compared to $3.5 million during the same period in the prior year. The increase was primarily related to higher net proceeds received in the 2020 period from the issuance of common stock and warrants of $20.7 million and proceeds from the issuance of a note payable of $0.4 million, compared to net proceeds received in the 2019 period from the issuance of convertible promissory notes of $5.1 million, partially offset by the repayment of principal associated with the Loan Agreement in the 2019 period of $1.6 million.
Off-Balance Sheet Arrangements
As of June 30, 2020 and December 31, 2019, we had not been involved in any material off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk factors below that have been modified from the version of that risk factor as it appeared in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (other than typographical or definitional modifications), or additional risk factors that did not appear in that Annual Report on Form 10-K, are noted with an “*” preceding such risk factor.
Our business depends on the successful financing, clinical development, regulatory approval, and commercialization of sofpironium bromide.
The successful development, regulatory approval, and commercialization of sofpironium bromide requires significant additional financing and depends on a number of factors, including but not limited to the following:
•timely and successful completion of Phase 3 clinical trials in the United States not yet initiated, which may be significantly costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials or which are ultimately deemed not to be clinically meaningful;
•whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those currently planned to support the approval and commercialization of sofpironium bromide;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our and their contractual obligations and with all regulatory and legal requirements applicable to sofpironium bromide;
•ability of third parties with which we contract to manufacture consistently adequate clinical trial and commercial supplies of sofpironium bromide, to remain in good standing with regulatory agencies and to develop, validate and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated Current Good Manufacturing Practices, (“cGMPs”), and the product’s package insert;
•a continued acceptable safety profile during clinical development and following approval of sofpironium bromide;
•ability to obtain favorable labeling for sofpironium bromide through regulators that allows for successful commercialization, given the drug may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);

•ability to commercialize sofpironium bromide successfully in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with Kaken or others;
•acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety, and efficacy of sofpironium bromide, if approved, including relative to alternative and competing treatments and the next best standard of care;
•existence of a regulatory and legal environment conducive to the success of sofpironium bromide;
•ability to price sofpironium bromide to recover our development costs and generate a satisfactory profit margin; and
•our ability and our partners’ ability to establish and enforce intellectual property rights in and to sofpironium bromide, including but not limited to patents and licenses.
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
*We have never conducted a Phase 3 clinical trial ourselves and may be unable to successfully do so for sofpironium bromide.
The conduct of a Phase 3 clinical trial is a long, expensive, complicated, uncertain, and highly regulated process. Although our employees have conducted successful Phase 2 and Phase 3 clinical trials in the past across many therapeutic areas while employed at other companies, we as a company have not conducted a pivotal Phase 3 clinical trial, and as a result, we may require more time and incur greater costs than we anticipate. We commenced a Phase 3 long-term safety study for sofpironium bromide gel in the third quarter of 2018 and intend to initiate two pivotal Phase 3 clinical trials in subjects with primary axillary hyperhidrosis in the United States. While we currently plan to initiate the U.S. Phase 3 pivotal program for sofpironium bromide gel, 15% in the fourth quarter of 2020, we may not be able to commence that program in that timeframe or at all. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from, or delay us in, obtaining regulatory approval of and commercializing sofpironium bromide and could prevent us from, or delay us in, receiving development- or regulatory-based milestone payments and commercializing sofpironium bromide gel for the treatment of primary axillary hyperhidrosis, which would adversely impact our financial performance, as well as put us in potential breach of material contracts for the licensing and development of sofpironium bromide, subjecting us to significant contract liabilities, including but not limited to loss of rights in and to sofpironium bromide.
Clinical drug development for sofpironium bromide is very expensive, time-consuming, and uncertain.
Clinical development for sofpironium bromide is very expensive, time-consuming, difficult to design and implement, and its outcome is inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization and of those that are approved many do not cover their costs of development or ever generate a profit. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, a local or central institutional review board, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, extend, require modifications or add additional requirements to or terminate our clinical trials at any time.
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

Due to the difficulty of objectively measuring the symptoms of hyperhidrosis in a clinical trial, which is the primary target of treatment for sofpironium bromide, PROs will have an important role in the development and regulatory approval of sofpironium bromide. PROs involve patients’ own subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining and achieving clinical endpoints and obtaining regulatory approval. Such assessments can be influenced by factors outside of our reasonable control and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial, notwithstanding that regulators may or may not accept PROs as part of the drug approval process. Additionally, gravimetric assessments of sweat production, another key clinical endpoint, may vary significantly for a particular patient, and from patient to patient and site to site within a clinical trial or between separate clinical trials. The reduction, if any, in a patient’s gravimetric sweat production has the potential for significant variability and uncertain outcomes. This potential for variability and uncertain outcomes may adversely impact our ability to achieve statistical significance on our primary and secondary endpoints or may provide us with initial or subsequent results that are ultimately deemed not to be clinically meaningful or that do not result in regulatory approval.
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
*Under our Clinical Supply Agreement with Kaken, we owe an outstanding sum for Active Pharmaceutical Ingredient (“API”) for further development of sofpironium bromide, and our inability to obtain such API from Kaken on a timely basis, or Kaken’s attempt to immediately collect the outstanding sum in full, could have a material adverse impact on our business.
On July 30, 2019, we entered into a Clinical Supply Agreement with Kaken (the “Clinical Supply Agreement”) under which we made various purchase orders for certain amounts of drug substance and product components for use in non-clinical and clinical studies, as well as for scale-up validation activities. As of June 30, 2020, we owed Kaken approximately $2.7 million. As a result of our non-payment, Kaken could assert a breach or default under the Clinical Supply Agreement and seek damages and/or termination of the Clinical Supply Agreement, among other available remedies. We have entered into a letter agreement with Kaken specifying the terms under which Kaken will ship to us, and we will pay for, a portion of the API, but that letter agreement does not include a waiver of Kaken’s rights in respect of our non-payment. If Kaken were to seek the immediate payment of all amounts owed under the Clinical Supply Agreement, and we are unable to secure additional resources, our liquidity and cash position would be impaired, and our ability to meet our other financial obligations as they come due could be materially adversely affected.
*Kaken substantially controls the development of sofpironium bromide in Japan and certain other Asian countries and may make decisions regarding product development, regulatory strategy and commercialization that may not be in our best interests. Kaken may be unable to obtain positive approval of the drug in Asian markets.
The Kaken Agreement granted Kaken an exclusive Japan license and certain rights to additional Asian countries to develop and commercialize sofpironium bromide. Under the terms of the Kaken Agreement, as amended, we received an up-front payment, development milestones and research and development payments and are eligible to receive future milestones and a royalty on net sales.

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
In early 2020, Kaken announced submission of a new drug application for approval in Japan of manufacturing and marketing of sofpironium bromide gel for primary axillary hyperhidrosis. We cannot provide any assurance that such new drug application will be approved or that any other regulatory approvals in Japan or other Asian countries will occur. We will not receive additional milestone or other payments from Kaken if Kaken is not successful in its development, regulatory and/or commercial activities.
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
The commercial success of sofpironium bromide, if approved, will depend significantly on the broad adoption and use of it by physicians and patients for approved indications, and may not be commercially successful even though the drug is shown to be safe and effective. The degree and rate of physician and patient adoption of sofpironium bromide, if approved, especially in the United States, will depend on a number of factors, including but not limited to:
•patient demand for approved products that treat hyperhidrosis;
•our ability to market and sell the drug, including through direct-to-consumer advertising and non-traditional sales strategies;
•the safety and effectiveness of sofpironium bromide, and ease of use, compared to other available hyperhidrosis therapies, whether approved or used by physicians off-label;
•the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for sofpironium bromide;
•the cost of treatment with sofpironium bromide in relation to alternative hyperhidrosis treatments and willingness to pay for sofpironium bromide, if approved, on the part of patients;
•overcoming physician or patient biases toward particular therapies for the treatment of hyperhidrosis and achieving acceptance by physicians, major operators of clinics and patients of sofpironium bromide as a safe, effective, and economical hyperhidrosis treatment;
•patients’ perception of hyperhidrosis as a disease and one for which medical treatment may be appropriate and a prescription therapy may be available;
•insurers’ and physicians’ willingness to see hyperhidrosis as a disease worth treating and for which reimbursement will be made available for treatment;
•proper administration of sofpironium bromide;
•patient satisfaction with the results and administration of sofpironium bromide and overall treatment experience;
•limitations or contraindications, warnings, precautions, or approved indications for use different than those sought by us that are contained in any final FDA-approved labeling for sofpironium bromide;
•any FDA requirement to undertake a risk evaluation and mitigation strategy, or results from any post-marketing surveillance studies that FDA may require as a condition of product approval;
•the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, legal, medical, public relations, compliance, and distribution efforts;
•adverse publicity about sofpironium bromide or favorable publicity about competitive products;

•new government regulations and programs, including price controls and/or public or private institutional limits or prohibitions on ways to commercialize drugs, such as increased scrutiny on direct-to-consumer advertising of pharmaceuticals or restrictions on sales representatives to market pharmaceuticals; and
•potential product liability claims or other product-related litigation or litigation related to licensing and or other commercial matters associated with sofpironium bromide.
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
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing, and marketing of healthcare products competitive with those that we are developing, including sofpironium bromide. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, sofpironium bromide, if approved, may compete with other dermatological products, including over-the-counter (“OTC”) treatments, for a share of some patients’, or payors’, discretionary budgets and for physicians’ attention within their clinical practices.
We anticipate that sofpironium bromide would compete with other therapies currently used for hyperhidrosis, including but not limited to:
•Self-Administered Treatments. Self-administered treatments, such as OTC and prescription topical antiperspirants, and Qbrexza® (glycopyrronium) 2.4% topical cloth. Oral and compounded topical anticholinergics also may be used off-label.
•Non-Surgical Office-Based Procedures. Office-based procedures have been approved by the FDA for certain uses and which may be used, on-or off-label, to treat hyperhidrosis, including intradermal injections of BOTOX®, marketed by Allergan plc., and MiraDry®, a microwave-based treatment marketed by Miramar Labs, Inc.
•Surgical Treatments. Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage, and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, are also used to destroy nerves that transmit activating signals to sweat glands.
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
Risks Related to Our Financial Operations
*We will need to raise substantial additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.
The advancement of the Phase 3 clinical trials for sofpironium bromide will require substantial additional financing. Pending our obtaining additional funding, we have taken, and expect to continue to take, actions to reduce our cash spend, including delaying the start of the clinical trials and/or staff reductions. Nonetheless, we will require substantial additional funds to conduct the costly and time-consuming clinical trials necessary to pursue regulatory approval of each potential product candidate and to continue the development of sofpironium bromide in new indications or uses including completing our pivotal U.S. Phase 3 program for sofpironium bromide for treatment of primary axillary hyperhidrosis. Our future capital requirements will depend upon a number of factors, including but not limited to: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; compliance with our material contracts including the licensing agreement for sofpironium bromide; the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance for such product candidates; and overall stock market and global business conditions and trends.
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
Our ability to raise the significant additional funds required to complete the Phase 3 clinical trials for sofpironium bromide is uncertain and is limited given our small market capitalization. Even if we were to obtain sufficient funding, there can be no assurance that it will be available on terms acceptable to us or our stockholders. Currently, we have a limited under of shares of common stock that are unreserved and available for future issuance, and therefore without additional authorized shares of common stock, we will be severely restricted in our ability to pursue the additional financing required to complete our U.S. Phase 3 clinical trials of sofpironium bromide and conduct the necessary research and development activities related to regulatory submissions for sofpironium bromide. We have scheduled a special meeting of stockholders for August 31, 2020, at which we will request that stockholders approve, among other matters, an increase in the number of authorized shares of common stock by 50,000,000. We cannot assure you that our stockholders will approve such increase. If the increase is not approved by our stockholders, our business development and financing alternatives may be limited by the lack of sufficient unissued and unreserved authorized shares of common stock, and stockholder value may be harmed, perhaps severely, by this limitation. In addition, our success depends in part on our continued ability to attract, retain and motivate highly qualified management and clinical and scientific personnel, and if the increase is not approved by our stockholders, the lack of sufficient unissued and unreserved authorized shares of common stock to provide future equity incentive opportunities that our Compensation Committee deems appropriate could adversely impact our ability to achieve these goals. In summary, if our stockholders do not approve the increase, we may not be able to access the capital markets, initiate or complete pivotal clinical trials and other key development activities, complete corporate collaborations or partnerships, attract, retain and motivate employees and others required to make our business successful, and pursue other business opportunities integral to our growth and success, all of which could severely harm our company and our prospects.
*Our operating results and liquidity needs could be affected negatively by global market fluctuations and economic downturn.
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the United States and elsewhere around the world. The market for discretionary pharmaceutical products, medical devices and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider sofpironium bromide as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary, out-of-pocket cash-spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, or a bear market ensues in the U.S. stock market, including as a result of the recent coronavirus outbreak, our operating results and liquidity could be affected adversely by those factors in many ways, including weakening demand for sofpironium bromide, making it more difficult for us to raise funds if necessary, and our stock price may decline.
*Our stock price has been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock following the Merger has been subject to significant fluctuations. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date following the closing of the Merger, to $1.00 per share as of June 30, 2020. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•material developments in, or the conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•the entry into, or termination of, or breach by us or our partners of material agreements, including key commercial partner or licensing agreements, including the Kaken Agreement;
•our ability to obtain timely regulatory approvals for sofpironium bromide or future product candidates, and delays or failures to obtain such approvals;
•failure of sofpironium bromide, if approved, to achieve commercial success;
•issues in manufacturing or the supply chain for sofpironium bromide or future product candidates;
•the results of current and any future clinical trials of sofpironium bromide;
•failure of other product candidates, if approved, to achieve commercial success;
•announcements of any dilutive equity financings;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•the introduction of technological innovations or new therapies or formulations that compete with sofpironium bromide;
•lack of commercial success of competitive products or products treating the same or similar indications;
•failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts; and

•the loss of key employees and/or inability to recruit the necessary talent for new positions or to replace exiting employees.
Moreover, the stock markets in general have experienced substantial volatility in our industry that has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the reaction of global markets to the coronavirus outbreak. These broad market fluctuations may also adversely affect the trading price of our common stock.
In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation. Such securities litigation often has ensued after a reverse merger or other merger and acquisition activity of the type we completed in 2019. Such litigation, if brought, could expose us to liability or impact negatively our business, financial condition, operating results, and prospects.
*Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
Our operations to date have been limited primarily to researching and developing sofpironium bromide and undertaking preclinical studies and clinical trials of sofpironium bromide. We (and our partners) have not yet obtained regulatory approvals for sofpironium bromide in any country. Consequently, any predictions you or we make about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our revenue and profitability will depend on development funding, including obtaining the additional funds needed to complete the Phase 3 clinical trials for sofpironium bromide, the achievement of sales milestones and royalties under an agreement with Kaken, as well as any potential future collaboration and license agreements and sales of sofpironium bromide or future products, if approved, and our ability to maintain the related license. These up-front and milestone payments may vary significantly from period to period, and country to country, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.
We incur costs and demands upon management as a result of complying with the laws and regulations affecting public companies.
We incur significant legal, accounting, and other expenses that Private Brickell did not incur as a private company prior to the Merger and operating as a public company, including costs associated with public company reporting and other SEC requirements. We also incur costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as new rules implemented by the SEC and The Nasdaq Stock Market LLC. These rules and regulations are expected to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Our executive officers, directors, and other personnel will need to devote substantial time to gaining expertise regarding operations as a public company and compliance with applicable laws and regulations. These rules and regulations may also make it expensive for us to operate our business.
We are a “smaller reporting company” and the reduced disclosure and governance requirements applicable to smaller reporting companies may make our common stock less attractive to some investors.
We qualify as a “smaller reporting company” under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a smaller reporting company, we are entitled to rely on certain exemptions and reduced disclosure requirements, such as simplified executive compensation disclosures and reduced financial statement disclosure requirements, in our SEC filings. These exemptions and decreased disclosures in our SEC filings due to our status as a smaller reporting company may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. We will remain a “smaller reporting company” under Item 10(f)(1) of SEC

Regulation S-K as long as we maintain a public float as defined by that regulation of less than $250 million; or we have less than $100 million in annual revenues and (i) either no public float, or (ii) a public float of less than $700 million.
Provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws may discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include, but are not limited to:
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•providing for a classified board of directors with staggered terms;
•requiring supermajority stockholder voting to effect certain amendments to our current certificate of incorporation and bylaws;
•eliminating the ability of stockholders to call special meetings of stockholders; and
•establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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
*If the holders of our company’s stock options and warrants exercise their rights to purchase our common stock, the ownership of our stockholders will be diluted.
As of June 30, 2020, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,500,000 shares of our common stock at an exercise price of $1.25 per share; and (vi) 1,113,424 shares of our common stock at an exercise price of $0.001 per share. As of June 30, 2020, we also had 1,578,231 options issued and outstanding to purchase our common stock at a weighted average exercise price of $13.03 per share and 253,045 shares of common stock underlying unvested restricted stock units outstanding. If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted.
*We may not be able to access the full amounts available under the Purchase Agreement with Lincoln Park, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on the date the conditions set forth in the Purchase Agreement are satisfied. All funds available under the Purchase Agreement are subject to the satisfaction of certain conditions specified in the Purchase Agreement, including that our common stock remains listed on Nasdaq, the effectiveness of a registration statement relating to the resale of the shares to be sold to Lincoln Park under the Purchase Agreement and that no event of default has occurred under the Purchase Agreement. Additionally, depending upon the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park if such a sale would result in us issuing to Lincoln Park more than 9.99% of our shares outstanding prior to entering into the Purchase Agreement. Further, we will be significantly limited in our ability to sell shares of common stock under the Purchase Agreement if our stockholders do not approve an increase in the number of authorized shares of our common stock, as further described under “We will need to raise substantial additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.” In the event that we are unable to satisfy the conditions specified, the purchase commitment made by Lincoln Park will be unavailable to us and Lincoln Park will not be required to purchase any shares of our common stock. If obtaining funding from Lincoln Park were to prove unavailable, we will need to secure other sources of funding in order to satisfy our working capital needs. Additionally, even if we are able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating and development plans.
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
*Our ability to use our net operating loss carryforwards and other tax assets to offset future taxable income may be subject to certain limitations.
As of December 31, 2019, we had approximately $403.9 million of federal and $350.6 million of state operating loss (“NOL”) carryforwards available to offset future taxable income, which expire in varying amounts beginning in 2020 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts (“Tax Act”), U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various U.S. states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of U.S. state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of U.S. state law has occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, as a result of offerings of our stock or subsequent shifts in our stock ownership, some of which may be outside of our control. In that case, the ability to use net operating loss carryforwards to offset future taxable income will be limited following any such ownership change, and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
*We may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as war or terrorism or labor disruptions that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate office is located in Boulder, Colorado, near a major flood and blizzard zone. If a disaster, power outage, computer hacking, or other event occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure (such as enterprise financial systems, IT systems, manufacturing resource planning or enterprise quality systems), or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations where other natural disasters or similar events, such as tornadoes, earthquakes, storms, fires, explosions or large-scale accidents or power outages, or IT threats, could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business, financial condition, operating results, and prospects. In addition, acts of terrorism and other geo-political unrest or labor unrest, or natural disasters, or global developments like the coronavirus outbreak, could cause disruptions in our business or the businesses of our partners, manufacturers, or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate. To the extent that any of the above should result in delays in the regulatory approval, manufacture, distribution, or commercialization of sofpironium bromide, this could expose us to liability, and our business, financial condition, operating results, and prospects would suffer.
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
If we, our partners, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•impose restrictions on the sale, marketing, advertising, or manufacturing of the product, or amend, suspend, or withdraw product approvals, or revoke necessary licenses;
•mandate modifications to or prohibit promotional and other product-specific materials or require us to provide corrective information to healthcare practitioners and other customers and/or patients, or in our advertising and promotion;
•require us or our partners to enter into a consent decree, which can include imposition of various fines, reimbursements for inspection costs, required due dates for specific actions, penalties for noncompliance and, in extreme cases, require an independent compliance monitor to oversee our activities;
•issue warning letters, bring enforcement actions, initiate surprise inspections, issue show cause notices or untitled letters describing alleged violations, which may be publicly available;
•commence criminal investigations and prosecutions;
•debar certain healthcare professionals;
•exclude us from participating in or being eligible for government reimbursement and formulary inclusion;
•initiate audits, inspections, accounting and civil investigations or litigation;
•impose injunctions, suspensions or revocations of necessary approvals or other licenses;
•impose other civil or criminal penalties;
•suspend or cancel any ongoing clinical trials;
•place restrictions on the kind of promotional activities that can be done;
•delay or refuse to approve pending applications or supplements to approved applications filed by us or our potential partners;
•refuse to permit drugs or precursor chemicals to be imported or exported to or from the United States;
•suspend or impose restrictions on operations, including costly new manufacturing requirements;

•change or restrict our product labeling; or
•seize or detain products or require us or our partners to initiate a product recall.
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
*Major public health issues, and specifically the pandemic caused by the spread of COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.
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
The effects of the coronavirus pandemic could delay or interrupt our business operations. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, and distribution of clinical trial materials, study monitoring and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to the pandemic may disrupt the United States’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions, and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the coronavirus outbreak, we will likely experience delays and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our therapeutic candidates may be delayed or disrupted.
The spread of the coronavirus, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by and the duration of the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock.
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
In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others, and under some circumstances even government agencies. If we cannot successfully defend against product liability or similar claims, we will incur substantial liabilities, reputational harm and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•withdrawal or delay of recruitment or decreased enrollment rates of clinical trial participants;
•termination or increased government regulation of clinical trial sites or entire trial programs;
•the inability to commercialize, or restrictions on commercializing, our product candidates;
•decreased demand for our product candidates;
•impairment of our business reputation;
•product recall or withdrawal from the market or labeling, marketing, or promotional restrictions;
•substantial costs of any related litigation or similar disputes;
•distraction of management’s attention and other resources from our primary business;
•significant delay in product launch;
•debarment of our clinical trial investigators or other related healthcare practitioners working with our company;

•substantial monetary awards to patients or other claimants against us that may not be covered by insurance;
•withdrawal of reimbursement or formulary inclusion; or
•loss of revenue.
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
We expect to rely upon the efforts of third-party out-license partners for the successful development and commercialization of our current and future product candidates. The clinical and commercial success of our product candidates may depend upon maintaining successful relationships with third-party out-license partners which are subject to a number of significant risks, including the following:
•our partners’ ability to execute their responsibilities in a timely, cost-efficient, and compliant manner;
•reduced control over supply, delivery, and manufacturing schedules;
•price increases and product reliability;
•manufacturing deviations from internal or regulatory specifications;
•quality or integrity incidents;
•the failure of partners to perform their obligations for technical, market, legal or other reasons;
•misappropriation of our current or future product candidates; and
•other risks in potentially meeting our current and future product commercialization schedule or satisfying the requirements of our end-users.
We cannot assure you that we will be able to establish or maintain third-party out-license partner relationships to successfully develop and commercialize our product candidates.
*We rely completely on third-party contractors to supply, manufacture and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing and distribution if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing and distribution of preclinical, clinical and commercial supplies of any future product candidates.
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to supply, store, manufacture or distribute preclinical, clinical, or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, or global conditions like the coronavirus outbreak significantly and adversely impact such third parties, we may be unable to continue to develop or commercialize our products and product candidates.
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
Manufacturing and supply of APIs, other substances and materials and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price and successful delivery of our products and product candidates and can impede, delay, limit or prevent the successful development and commercialization of our products and product candidates. Mistakes and mishandling, and/or disruptions in the supply chain, are not uncommon despite reasonable best efforts and can affect successful production and supply. Some of these risks include but are not limited to:
•failure of our manufacturers to follow cGMP or other legal requirements or mishandling of or adulterating product while in production or in preparation for transit;

•inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency, and stability;
•difficulty in establishing optimal drug delivery substances and techniques, production and storage methods and packaging and shipment processes;
•challenges in designing effective drug delivery substances and techniques especially in light of competitor options;
•transportation and import/export risk, particularly given the global nature of our supply chain;
•delays in analytical results or failure of analytical techniques that we depend on for quality control/assurance and release of a product;
•natural disasters, strikes and labor disputes, epidemics or pandemics, war and terrorism, financial distress, lack of raw material supply, issues with facilities and equipment or other forms of disruption to business operations of our contract manufacturers and suppliers; and
•latent defects that may become apparent after a product has been released and even sold and used and that may result in recall and destruction of the product.
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
In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patentholder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. Further, there is no guarantee that any country will not adopt or impose compulsory licensing in the future. In these situations, the royalty the court requires to be paid by the licenseholder receiving the compulsory license may not be calculated at fair market value and can be inconsequential, thereby disaffecting the patentholder’s business. In these countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could also materially diminish the value of those patents. This would limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license, especially in comparison to what we enjoy from enforcing our intellectual property rights in the United States. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. For example, in Brazil, pharmaceutical patents require prior initial approval of the Brazilian health agency (ANVISA). Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent and similar agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of a patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay such fee. Non-compliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to otherwise enter the market, which would have an adverse effect on our business, financial condition, operating results, and prospects.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filed Herewith
3.1	Restated Certificate of Incorporation, as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2019).
3.2	Amended and Restated Bylaws, as currently in effect (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 14, 2020).
4.1	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 17, 2020).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 8, 2020).
4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 17, 2020).
10.1	At Market Issuance Sales Agreement, dated April 14, 2020, by and between Brickell Biotech, Inc. and Oppenheimer & Co. Inc. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2020).

10.2	Form of Indemnification Agreement by and between the Company and its directors and executive officers.	×
10.3	Form of Restricted Stock Unit Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan.	×
10.4	Form of Non-Qualified Stock Option Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan.	×
10.5†	Amendment to License, Development and Commercialization Agreement, dated February 24, 2016, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 8, 2020).
10.6†	Clinical Supply Agreement, dated as of July 30, 2019, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., and First Amendment to Clinical Supply Agreement, dated as of October 18, 2019 (incorporated by reference to Exhibit 10.4 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 8, 2020).
10.7†	Letter Agreement for Supply of API, dated as of April 26, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 8, 2020).
10.8	Consulting Agreement, dated as of December 18, 2017, by and between Brickell Biotech, Inc. and Michael Carruthers; Amendment No. 1 to Consulting Agreement, dated as of March 1, 2019, by and between Brickell Biotech, Inc. and Michael Carruthers; and Amendment No. 2 to Consulting Agreement, dated as of December 23, 2019, by and between Brickell Biotech, Inc. and Michael Carruthers (incorporated by reference to Exhibit 10.14 to the Company’s amended Registration Statement on Form S-1/A filed with the SEC on June 8, 2020).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.	×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	×
101.INS	Inline XBRL Instance Document	×
101.SCH	Inline XBRL Taxonomy Extension Schema Document	×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	×
__________________

†	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
×	Filed herewith.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Brickell Biotech, Inc.

Date: August 12, 2020	By:	/s/ Robert. B. Brown
Robert B. Brown
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ R. Michael Carruthers
R. Michael Carruthers
Chief Financial Officer (Principal Financial Officer; Principal Accounting Officer)