Form 10-K
period 2020-12-31
Brickell Biotech, Inc.
filed 2021-03-09
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Registrant’s telephone number, including area code: (720) 505-4755
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2020, as reported on The Nasdaq Capital Market, was $26.6 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 5, 2021, there were 66,929,896 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

BRICKELL BIOTECH, INC.
FORM 10-K

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including statements relating to future financial, business, and/or research and clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy, future operations, future financial position, future liquidity, future revenue, projected expenses, results of operations, the anticipated timing, scope, design, progress, results and/or reporting of data of ongoing and future non-clinical studies and clinical trials, intellectual property rights, including the validity, term, and enforceability of such, the expected timing and/or results of regulatory submissions and approvals, and prospects for commercializing any of Brickell’s product candidates, or research collaborations with, or actions of, its partners, including in Japan, the United States (“U.S.”) or any other country. The words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” “looking forward” or “should,” and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report to “Brickell,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Brickell Biotech, Inc., and our consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part I, Item 1A, “Risk Factors” in this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

RISK FACTORS SUMMARY
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of those and other risks applicable to the Company in Part I, Item 1A. “Risk Factors” in this Annual Report.
•Our business depends on the successful financing, clinical development, regulatory approval, and commercialization of sofpironium bromide.
•We have never conducted a pivotal Phase 3 clinical trial ourselves and may be unable to successfully do so for sofpironium bromide.
•Clinical drug development for sofpironium bromide is expensive, time-consuming, and uncertain.
•Use of patient-reported outcome (“PRO”) assessments and gravimetric assessments in sofpironium bromide clinical trials may delay or adversely impact the development of sofpironium bromide gel or clinical trial results or increase our development costs.
•Sofpironium bromide may cause undesirable side effects or have other unexpected properties that could delay or prevent its regulatory approval, limit the commercial profile of an approved label, or result in post-approval regulatory action.
•Kaken Pharmaceutical Co., Ltd., (“Kaken”), substantially controls the development of sofpironium bromide in Japan and certain other Asian countries and may make decisions regarding product development, regulatory strategy, and commercialization that may not be in our best interests. Kaken may be unable to secure an appropriate local business partner (if desirable) and/or obtain approval of the drug in the ex-Japan Asian markets, over which it has rights.
•If we or any partners with which we may collaborate to market and sell sofpironium bromide are unable to achieve and maintain medical insurance coverage and adequate levels of reimbursement for this compound following regulatory approval and usage by patients, our commercial success may be hindered severely.
•Even if sofpironium bromide obtains regulatory approval, and despite our partner Kaken launching the drug as ECCLOCK® in Japan in 2020, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.
•Sofpironium bromide, if approved, will face significant competition and its failure to compete effectively may prevent it from achieving significant market penetration.
•We may face generic competition for sofpironium bromide, which could expose us to litigation or adversely affect our business, financial condition, operating results, and prospects.
•If third-party Clinical Research Organizations (“CROs”) and other third parties do not meet our requirements or otherwise conduct our sofpironium bromide clinical trials as required or are unable to staff our trials, or do not effectively and timely enroll patients in these trials, particularly the ongoing U.S. registration trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, sofpironium bromide at all or in the time frames currently planned for.
•If we are unable to establish sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate product revenue.
•We will need to raise substantial additional financing in the future to fund our operations and/or prepare a new drug application (“NDA”) submission in the U.S. for sofpironium bromide, which may not be available to us on favorable terms or at all.
•If the holders of our company’s stock options and warrants exercise their rights to purchase our common stock, the ownership of our stockholders will be diluted.

•We may never obtain regulatory approval to commercialize any of our product candidates in the U.S., or anywhere else in the world other than Japan, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, we will need to negotiate an appropriate product label (aka package insert) with the regulators, which will determine the extent of our allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter we believe is necessary to maximize the commercial success of sofpironium bromide.
•Major public health issues, and specifically the pandemic caused by the spread of novel Coronavirus (“COVID-19”) and COVID-19 variants that are recently emerging, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
•We have sponsored or supported and may in the future sponsor or support clinical trials for our product candidates outside the U.S. and Japan, and the Food and Drug Administration (“FDA”), Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
•We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
•We may be subject to risks related to pre-approval promotion or off-label use, or unauthorized direct-to-consumer advertising, of our product candidates.
•Healthcare reform measures, including price controls or restricted access, could hinder or prevent the commercial success of our product candidates.
•We also may be subject to stricter healthcare laws, regulation, and enforcement, and our failure to comply with those laws could expose us to liability or adversely affect our business, financial condition, operating results, and prospects.
•We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing, and distribution if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies of any future product candidates.
•Manufacturing and supply of the active pharmaceutical ingredients (“API”) and other substances and materials used in our product candidates and finished drug products is a complex and technically challenging undertaking, and there is potential for failure at many points in the manufacturing, testing, quality control and assurance, and distribution supply chain, as well as the potential for latent defects after products have been manufactured and distributed.
•We may not be able to finance or acquire additional pipeline or marketed assets to grow or sustain our company business.
•We may not be able to obtain, maintain, or enforce global patent rights or other intellectual property rights that cover sofpironium bromide and related technologies (and any other product candidates) that are of sufficient breadth and term.
•We may not be able to protect our intellectual property rights throughout the world.
•If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.

PART I.

ITEM 1. BUSINESS
Overview
We are a clinical-stage pharmaceutical company focused on the development of innovative and differentiated prescription therapeutics for debilitating skin diseases with a focus on our lead asset for the treatment of hyperhidrosis. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®.
Our pivotal Phase 3 clinical-stage investigational product candidate, sofpironium bromide, is a new chemical entity that belongs to a class of medications called anticholinergics. Anticholinergics block the action of acetylcholine, a chemical that transmits signals within the nervous system that are responsible for a range of bodily functions, including activation of the sweat glands. Sofpironium bromide was retrometabolically designed. Retrometabolic drugs are designed to exert their action locally and are potentially rapidly metabolized to a less active form once absorbed into the blood. This proposed mechanism of action may allow for potentially highly effective doses to be used while limiting systemic side effects. We intend to develop sofpironium bromide as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary (underarm) hyperhidrosis.
Hyperhidrosis is a life-altering condition of sweating beyond what is physiologically necessary for thermoregulation of the body. It is believed to be caused by an overactive cholinergic response of the sweat glands and affects an estimated 15.3 million, or 4.8%, of the U.S. population. According to a 2016 update on the prevalence and severity of hyperhidrosis in the U.S. by Doolittle et al., axillary hyperhidrosis, which is the targeted first potential indication for sofpironium bromide, is the most common occurrence of hyperhidrosis, affecting approximately 65% of patients, or an estimated 10 million individuals, in the U.S.
We are currently developing sofpironium bromide in the U.S. for the treatment of primary axillary hyperhidrosis. In the fourth quarter of 2020, we initiated the pivotal Phase 3 program for sofpironium bromide, which is comprised of two pivotal Phase 3 clinical trials (Cardigan I and II) to evaluate the safety and efficacy of sofpironium bromide gel, 15% compared to vehicle (placebo) in approximately 350 subjects (per trial) aged nine years or older with primary axillary hyperhidrosis in the U.S. We expect to report topline results from the pivotal Phase 3 program in the fourth quarter of 2021. If successful, the results from these studies are expected to form the basis of a prospective NDA in the U.S. with the FDA for the treatment of primary axillary hyperhidrosis.
Collaboration with Kaken in Asia
We and our development partner in Asia, Kaken, have conducted multiple clinical trials of sofpironium bromide gel that encompass over 1,300 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, pharmacokinetics (“PK”), and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects. Under our License, Development and Commercialization Agreement with Kaken, dated March 31, 2015 (as amended, the “Kaken Agreement”), in exchange for paying us an upfront, non-refundable payment, we granted Kaken the exclusive right to develop, manufacture, and commercialize sofpironium bromide in Japan and certain other Asian countries.
In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (brand name: ECCLOCK®) for the once-daily treatment of primary axillary hyperhidrosis. Japan is the first country to approve sofpironium bromide, which also marks the first approval of a topical prescription product for the treatment of primary axillary hyperhidrosis in Japan. This approval was based on the results of Kaken’s Japanese pivotal Phase 3 registration study of sofpironium bromide gel, 5% in 281 patients with primary axillary hyperhidrosis, in which all primary and secondary efficacy endpoints demonstrated statistically significant differences between sofpironium bromide gel and vehicle. In addition, sofpironium bromide gel, 5% was observed to be safe and generally well tolerated in this study, as well as in the accompanying 52-week long-term safety extension study with 185 patients in Japan.

After receiving regulatory approval in 2020 for ECCLOCK® from Japanese regulators, Kaken applied for and received pricing approval in Japan, which is required by law to do so before selling. In November 2020, ECCLOCK® was placed on Japan’s National Health Insurance (“NHI”) drug reimbursement price list. The NHI listed drug price for ECCLOCK® in Japan is ¥243.70 per gram, which is ¥4,874.00 (USD $46.47) for a 20-gram bottle or approximately a two-week supply.
In November 2020, Kaken launched commercial sales of ECCLOCK® in Japan. Under the Kaken Agreement, we are entitled to receive commercial milestone payments, as well as tiered royalties based on a percentage of net sales of sofpironium bromide gel in Japan. Furthermore, Kaken has rights to develop and commercialize sofpironium bromide in South Korea, China, and certain other Asian countries, and we are entitled to receive royalties based on a percentage of Kaken’s net sales in these countries. At this time, Kaken is focused only on commercialization of the sofpironium bromide gel in Japan. In the fourth quarter of 2020, we began recognizing royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan.
Our Strategy
Our strategy is to identify, develop, and commercialize innovative and differentiated pharmaceutical products that we believe can be successful in the marketplace and transform lives by solving currently unmet patient needs. The key components of our patient-focused strategy are to:
Advance our lead late-stage product candidate, sofpironium bromide, through pivotal U.S. Phase 3 clinical trials and engage appropriately with patients and members of the dermatology community. We believe that our management team’s expertise in designing and executing product development programs in dermatology and other therapeutic areas, will enable us to advance sofpironium bromide through pivotal Phase 3 clinical trials in the U.S. If approved, we intend to promote awareness of sofpironium bromide and hyperhidrosis among key opinion leaders, including prescribing dermatologists and pediatricians, patient advocacy groups like the International Hyperhidrosis Society, and directly to patients and their families coping with primary axillary hyperhidrosis. Consumer activation through a variety of media, including social media, will be essential to educate both patients and physicians appropriately regarding hyperhidrosis and the potential benefits associated with a safe, effective, and differentiated treatment option for this debilitating condition.
Evaluate our existing early-stage product candidates, in-license or acquire new product candidates and, potentially, commercial-stage products, while maintaining a strong relationship with our current strategic partner. We intend to continue to evaluate our existing pipeline of product candidates and will also explore other potential external product opportunities. We intend to continue to identify, evaluate, in-license and acquire attractive product candidates at the appropriate level of investment from a variety of strategic sources. We entered into an out-license transaction with Kaken for the development and commercialization of sofpironium bromide in Japan and certain other Asian countries. We expect to continue to engage with Kaken and further develop our strong global partnership to create value for sofpironium bromide in the U.S., Japan, and other countries.
Expand our team of enthusiastic, committed, and experienced professionals. We intend to expand our team by selectively identifying and hiring experienced, talented, dedicated, and diverse employees who align with our culture, values, and patient-centric mission and can make significant contributions to our company, consistent with our current (and any future) financing.
Hyperhidrosis
Hyperhidrosis is a debilitating, life-altering skin disorder of chronic excessive sweating beyond what is physiologically necessary for thermoregulation of the body. Current estimates show that primary axillary hyperhidrosis (excessive underarm sweating without an alternative origin) affects approximately 4.8% of the U.S. population, or over 15 million people, and about 8.8% and 17.1% of the U.S. population ages 18 to 39 and 12 to 17, respectively. Of hyperhidrosis sufferers, 70% report severe excessive sweating that they cannot control or shut off in at least one body area. The most common area where excessive sweating occurs is the underarms (axilla; 51%), followed by the face (42%), palms of the hands (40%), and the soles of the feet (38%). It is estimated that nearly half (49%) of people with hyperhidrosis have not discussed their condition with a healthcare professional, either because they do not yet know it is a medical condition or believe that no adequate treatment options exist. Furthermore, in one survey, 75% of subjects with hyperhidrosis said that it has had negative impacts on their professional and social lives, sense of well-being, and emotional and mental health. We believe that, due to the lack of diagnosis, available treatment options, and knowledge about the disease, hyperhidrosis presents a substantial market opportunity for a new, innovative, effective, and well-tolerated topical treatment. We believe that such a therapy could not only penetrate the segment of patients who currently seek treatment from a physician, but also encourage more patients to come forward and seek treatment for this condition that causes them to deal with (and try to hide) it each and every day.
Current Hyperhidrosis Treatment Options and Limitations
The market for products to control sweating is large yet highly underpenetrated by innovative prescription pharmaceutical products thoroughly tested in clinical trials. More specifically, current hyperhidrosis treatment options generally fall into one of the following categories:
•Self-administered topicals, which include topical antiperspirants, some of which are prescription only, containing metal salts like aluminum that block the release of sweat to the skin surface by clogging the opening of the duct and Qbrexza® (glycopyrronium) cloth, approved in June 2018 by the FDA for the topical treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. For decades, topical antiperspirants containing metal salts have been the most widely used treatment option for hyperhidrosis. Over-the-counter (“OTC”) antiperspirants contain low concentrations of metal salts and are generally well-tolerated but limited in efficacy. Prescription antiperspirants containing higher concentrations of metal salts are typically recommended as the treatment of choice when OTC antiperspirants prove ineffective. However, these are only marginally more effective, and their tolerability is limited by skin irritation associated with increased metal salt concentrations, which react with water to form irritating hydrochloric acid on the skin. Qbrexza is available by prescription and is administered once nightly by the patient using a single-use cloth pre-moistened with the active ingredient, 2.4% glycopyrronium solution, packaged in individual pouches. Qbrexza inhibits the action of acetylcholine on sweat glands, thereby reducing sweating. While Qbrexza is approved in the U.S. for the treatment of primary axillary hyperhidrosis, we believe that there is room to expand the market in general with disease and treatment education and for additional products with improved efficacy and/or tolerability profiles.
•Injectable, systemic, and other treatments that block activation of the sweat glands. Therapeutic options for patients who are not satisfied with topical therapies are largely limited to more cumbersome or invasive treatment strategies directed either to blocking the activation of, destroying, or removing altogether the sweat glands. Intradermal injections of botulinum toxin type A, or BOTOX®, a neurotoxin that blocks the release of acetylcholine, are effective but can be painful, costly, and must be administered by a physician with patients receiving on average 20 to 40 injections to each axilla every six to nine months. A microwave device, MiraDry®, is designed to overheat and destroy sweat glands as a different option. However, treatment with MiraDry may be painful, require multiple physician visits, cause permanent destruction of the sweat glands, and is not generally covered by insurance. All these treatments are time-consuming and require a significant investment of physician training and administration time and, in the case of microwave treatment, capital investment by the treating physician. As a result, these treatments have limited attractiveness both to doctors and their patients. Furthermore, they are also not approved or well-suited for application to other affected body areas, including the hands or feet. Iontophoresis, which involves soaking the hands or feet in water through which an electrical current is passed, can be performed in a physician’s office or at home, but requires repeated, time-consuming, and often bothersome treatments.
•Surgical and other procedures intended to destroy or remove sweat glands. Some patients with severe hyperhidrosis may choose to be treated with invasive surgical techniques that involve removal of sweat glands or destruction of nerves that transmit activating signals to the glands. Surgery is a significant and costly permanent undertaking that can be associated with numerous severe side effects, including increased compensatory sweat production in other body areas.
Deciding among these available treatments depends on many factors including price, ease of administration, the applicable treatment’s safety, efficacy and tolerability profile, the affected area, severity of the disease and impact on the patient’s quality of life due to the disease being uncontrolled. As a result of the limitations of the currently available treatment options, we believe that there is a significant unmet patient need for a new, effective, safe, well-tolerated, self-administered, prescription topical hyperhidrosis therapy.
Sofpironium Bromide for Primary Axillary Hyperhidrosis
Sofpironium bromide, our lead investigational product candidate, is a new chemical entity that belongs to a class of medications called anticholinergics. We intend to develop sofpironium bromide as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis in adult and pediatric patients nine years of age and older. Sofpironium bromide was designed as a structural analog of a well-known potent anticholinergic, glycopyrrolate, to achieve its therapeutic effect at the application site (skin) similar to glycopyrrolate. However, it differs from glycopyrrolate in that sofpironium bromide was retrometabolically designed. Retrometabolic drugs are intended to exert their action locally and are potentially rapidly metabolized to a less active form once absorbed into the blood. This retrometabolic approach to drug design is intended to allow for potentially highly effective doses to be used while limiting systemic side effects.
Key design attributes of a retrometabolic drug include:
•The synthesis of a retrometabolic drug is achieved by starting with a known inactive metabolite of a known active drug (e.g., glycopyrrolate).
•The inactive, or less active, metabolite is then structurally modified to an active form (an analogue of active drug in this case, glycopyrrolate) that will undergo a predictable one-step transformation back into the inactive metabolite in vivo after exerting its therapeutic effect.
•Thus, the retrometabolic drug concept is based upon predictable metabolic deactivation processes by both hydrolysis and further enzymatic (e.g., CYP450) metabolism, predominantly following systemic absorption.
Sofpironium bromide is delivered as a gel formulation in a metered-dose pump with an applicator that allows patients to avoid unwanted direct product contact to the hands or other non-axillary body parts. We believe that this will help avoid certain side effects that could be caused by the unintended transference of the drug, such as to the eyes.
Clinical Development of Sofpironium Bromide
We, and our development partner Kaken, have conducted multiple clinical trials of sofpironium bromide gel that encompass over 1,300 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, PK, and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects.
In clinical studies conducted to date, all three concentrations of sofpironium bromide gel tested (5%, 10%, and 15%) were safe and generally well tolerated. Treatment-emergent adverse events (“TEAEs”) were mostly mild or moderate in severity. There has been one death unrelated to sofpironium bromide, and no serious adverse reactions have been reported in any clinical studies with sofpironium bromide gel. Thirteen serious adverse events (“SAEs”) have been reported, and all were determined to be unrelated to sofpironium bromide gel administration. Consistent with a retrometabolic drug design, a low incidence of systemic TEAEs has been found in all clinical studies of sofpironium bromide gel with a trend toward dose-dependency observed. The most common TEAEs were dry mouth and blurred vision. Of note, the TEAEs were predominantly mild or moderate in severity and transient in duration (i.e., resolving gradually with continued use). Local application site tolerability reactions of burning, itching, pain, erythema, and dryness at the axillae were predominantly minimal in severity and typically transient.
Overall, all three sofpironium bromide gel concentrations, 5%, 10%, and 15%, exhibited a larger absolute mean reduction in gravimetric sweat production (“GSP”) from baseline to end of treatment (“EOT”) compared with vehicle, with the reduction at the 15% concentration being statistically significant. However, while there was a slight trend toward dose response, all gel concentrations were essentially similar in patient-reported outcome (“PRO”) measures based on the Hyperhidrosis Disease Severity Measure-Axillary (“HDSM-Ax”), modified Dermatology Life Quality Index (“DLQI”), and Hyperhidrosis Disease Severity Score (“HDSS”). All three sofpironium bromide gel concentrations, 5%, 10%, and 15%, were statistically significant on the HDSM-Ax PRO assessment. Also, the HDSM-Ax responses were seen as early as Day 8 and remained consistent throughout the applicable treatment period.
U.S. Phase 2b Clinical Trial (BBI-4000-CL-203)
The U.S. Phase 2b clinical trial was a multicenter, randomized, double blind, vehicle-controlled clinical trial to evaluate the safety and efficacy of topically applied sofpironium bromide gel, 5%, 10%, and 15%, in patients with primary axillary hyperhidrosis. The trial enrolled a total of 227 patients across 23 clinical sites in the U.S., with patients randomized to either sofpironium bromide gel, 5% (n=57), 10% (n=57), 15% (n=56), or vehicle gel (placebo; n=57) who applied the assigned product to the axillae (underarms) once daily, at bedtime, for 42 days. The objectives of this trial were to evaluate (1) the effect of sofpironium bromide gel, 5%, 10%, and 15% on hyperhidrosis disease severity as it relates to HDSM-Ax, GSP, HDSS, and modified DLQI; and (2) the safety and local tolerability of sofpironium bromide gel, 5%, 10%, and 15%.

Changes in HDSM-Ax measures indicated statistically significant differences from placebo in all sofpironium gel dose groups with all methods of analysis. Statistically significant differences in favor of active treatment groups were observed as early as Day 8 and were sustained over time. A significant higher proportion of active treatment subjects had at least a 2-point change from baseline to EOT in HDSM-Ax-11 items scale (5% gel: 47.4%, p=0.007; 10% gel: 49.1%, p=0.006; 15% gel: 50.0%, p=0.002; vehicle: 22.8%). Larger absolute mean reductions in GSP from baseline to EOT were found for all sofpironium bromide gel concentrations compared to vehicle gel, with the results with sofpironium bromide gel, 15% being statistically significant. Treatment with sofpironium bromide gel, 15% (U.S. pivotal Phase 3 active dose group) resulted in statistically significant reduction in GSP from baseline to EOT (-217 mg, p=0.06; vehicle: -143 mg). The 5% and 10% dose groups resulted in -163 mg (p=0.32) and -174 mg (p=0.26) reduction in GSP from baseline to EOT, respectively. Consistently, superior ranked values indicating GSP reduction from baseline to EOT were observed for sofpironium bromide gel, 15% in comparison to vehicle. The ranked order analysis did not indicate a baseline to EOT reduction in GSP for the vehicle group; a p-value of 0.04 comparing sofpironium bromide, 15% gel to vehicle indicated the sofpironium bromide, 15% improvement to be real and not observed by chance. All sofpironium bromide gel groups met the secondary efficacy endpoints for HDSS and modified DLQI. It was prespecified in the study protocol and statistical analysis plan that as a Phase 2 study, a 1-sided p<0.10 in favor of an active treatment would be regarded as statistically significant. All p-values cited in this study were 1-sided per the protocol and statistical analysis plan.
Among the safety population (includes all subjects who received study drug at least once; n=225), the subject incidence of TEAEs was higher in the sofpironium bromide gel 15% group (51.9%) compared to the other groups (5% gel: 29.8%; 10% gel: 33.6%; vehicle gel: 15.8%). The majority of the systemic TEAEs were consistent with adverse events due to anticholinergic activity. The most common TEAEs included dry mouth (5% gel: 15.8%; 10% gel: 17.5%; 15% gel: 22.2% and vehicle gel: 1.8%) and blurred vision (5% gel: 3.5.%; 10% gel: 10.5%; 15% gel: 9.3% and vehicle gel: 0.0%). The majority of TEAEs in each group were mild or moderate in severity. Severe TEAEs were reported by 4 subjects in the 15% group and 2 subjects each in the 10% and 5% groups. The vast majority of severe TEAEs were anticholinergic TEAEs (dry mouth and vision blurred) or application site TEAEs (application site pain, application site pruritus, application site erythema, application site dryness, and application site exfoliation). There was one case of severe osteomyelitis that was an SAE assessed as not related to sofpironium bromide gel. Treatment in all dose groups was well-tolerated. Local tolerability assessments indicated that all three active treatment groups; 15%, 10%, and 5% were well tolerated over the 42-day treatment period. Each local tolerability symptom/sign (burning, itching, dryness, scaling, and erythema) was absent in the majority of subjects in each group at each study visit. The incidence of these symptoms/signs was generally higher in the sofpironium bromide gel groups compared to the vehicle group. The majority of tolerability symptoms/signs were minimal to mild in severity and most resolved by the Day 57 visit. Severe tolerability symptoms/signs (burning, itching, and erythema) were reported only in the sofpironium bromide gel groups.
Our U.S. Pivotal Phase 3 Clinical Trials
Based on the positive results observed in clinical trials for sofpironium bromide conducted globally to date by us and Kaken, we initiated during the fourth quarter of 2020 two U.S. pivotal Phase 3 clinical trials (also referred to as our “Phase 3 Program” or “Cardigan Studies”) that are both currently enrolling patients.
In October 2020, we initiated our first of two pivotal U.S. Phase 3 clinical studies evaluating sofpironium bromide gel, 15% for the treatment for primary axillary (underarm) hyperhidrosis (the “Cardigan I Study”). The Cardigan I Study is expected to enroll up to 350 subjects aged nine years and older with primary axillary hyperhidrosis and is a multicenter, randomized, double-blinded, vehicle (placebo)-controlled Phase 3 study to evaluate the safety and efficacy of topically applied sofpironium bromide gel, 15%. Subjects will apply sofpironium bromide or vehicle once daily at bedtime to their underarms for six consecutive weeks, with a two-week post-treatment follow-up. The co-primary efficacy endpoints of the Cardigan I Study include the proportion of subjects achieving at least a 2-point improvement on the HDSM-Ax scale, a proprietary and validated PRO measure, and change in GSP, each from baseline to EOT. In addition, safety and tolerability assessments will be performed throughout the study. As of the date of filing of this Annual Report, we have exceeded 50% enrollment in the Cardigan I study.
In December 2020, we initiated the second of the two pivotal U.S. Phase 3 clinical trials for sofpironium bromide gel, 15% for the primary axillary (underarm) hyperhidrosis (the “Cardigan II Study”). The Cardigan II Study will evaluate the safety and efficacy of sofpironium bromide gel, 15% versus vehicle in approximately 350 subjects aged nine years and older with primary axillary hyperhidrosis. As of the date of filing of this Annual Report, all investigational sites are activated, and enrollment of subjects has begun.

We expect to complete enrollment of the Cardigan Studies in the third quarter of 2021 and anticipate announcing topline results from the Cardigan Studies in the fourth quarter of 2021. If successful, the results from the Cardigan Studies are expected to form the basis of a prospective NDA in the U.S. for sofpironium bromide gel, 15% for the treatment of primary axillary hyperhidrosis.
U.S. Phase 3 Open-Label Long-Term Safety Study
In July 2020, we completed our 12-month Phase 3, open-label, long-term safety study evaluating sofpironium gel, 5% and 15% in 300 subjects aged nine years and older with primary axillary hyperhidrosis. The study results confirmed to us that sofpironium bromide gel, at both concentrations, was safe and generally well tolerated, which was consistent with the earlier Phase 2 clinical trial results. No treatment-related SAEs were observed.
Japan Pivotal Phase 3 Clinical Trial
The Japan Phase 3 pivotal study was a randomized, double-blinded, vehicle-controlled study evaluating the safety and efficacy of topically applied sofpironium bromide gel, 5% in Japanese patients with primary axillary hyperhidrosis. The Phase 3 pivotal study evaluated a total of 281 Japanese subjects at 22 sites. Subjects were randomized 1:1 to apply sofpironium bromide gel, 5% or vehicle gel (placebo) once daily to the axillae for 42 days. All subjects had HDSS scores ≥ 3, HDSM-Ax scores ≥ 2 and ≥ 50 mg/5 min GSP in each axilla at baseline. All primary, secondary, and exploratory endpoints were met and demonstrated statistically significant differences between sofpironium bromide gel and placebo. In addition, sofpironium bromide gel was deemed to be safe and generally well tolerated in this study.
Other Pipeline Programs
While we are primarily focused on the development of sofpironium bromide gel for the treatment of primary axillary hyperhidrosis, we will continue to evaluate the development of our current earlier stage pipeline, as well as the potential to in-license and/or acquire other potential drug candidates.
AnGes Collaboration Agreement
In September 2020, we entered into a collaboration agreement with AnGes, Inc. (“AnGes”) relating to the development and potential commercialization of AnGes’ proprietary investigational adjuvanted plasmid DNA vaccine intended to prevent COVID-19. Under the terms of the collaboration agreement, AnGes will continue to lead the development of its vaccine candidate in Japan, and we will provide information and know-how that could be relevant to such development efforts. If AnGes obtains positive results from its clinical studies in Japan and we are able to satisfy certain conditions, including raising the required development funding, we would have the right to lead the development efforts in the U.S. and certain emerging markets. If ultimately approved for sale in the applicable jurisdictions, AnGes would have commercial rights to the vaccine in Japan and we would have commercial rights in the U.S. and certain emerging markets on terms and conditions to be agreed with AnGes prior to any launch of a vaccine product. AnGes completed a Phase 1/2 study and is currently conducting a Phase 2/3 clinical study with its vaccine candidate in Japan. If the development process continues based on this effort, a larger Phase 3 registration study will be required for any regulatory approval.
Competition
Our industry is highly competitive and subject to rapid and significant change. While we believe that our team’s extensive pharmaceutical development and commercialization experience launching successful drugs across multiple therapeutic areas, scientific knowledge, and global industry relationships provide us with competitive advantages, we face competition from other pharmaceutical and biotechnology companies, including Eli Lilly and Company, specialty pharmaceutical companies, generic drug companies, OTC companies, academic institutions, government agencies, and research institutions.
Many of our competitors have significantly greater financial, technical, and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated amongst a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop or market products or other novel therapies that are more effective, safer, or less costly than our current or future product candidates or obtain regulatory approval for their products more rapidly than we may obtain approval for our product candidates. Our success will be based in part on our ability to identify, develop and manage a patented portfolio of product candidates that are safer and more effective than competing products and which will transform the lives of patients suffering from debilitating, chronic skin disorders that do not go away, even with conventional treatment options.
Competition in Hyperhidrosis
If approved for the treatment of primary axillary hyperhidrosis, we anticipate that sofpironium bromide would compete with other therapies used for hyperhidrosis, including:
•Self-Administered Treatments. Self-administered treatments, such as OTC and prescription topical antiperspirants, and Qbrexza® (glycopyrronium) 2.4% cloth. Oral and compounded topical anticholinergics could be used off-label by administering physicians.
•Non-Surgical Office-Based Procedures. Office-based procedures have been approved for the treatment of hyperhidrosis, including intradermal injections of BOTOX®, marketed by AbbVie Inc., and MiraDry®, a microwave-based treatment marketed by Miramar Labs, Inc.
•Surgical Treatments. Surgical treatments include techniques for the removal of sweat glands, such as excision, curettage, and liposuction. Surgical procedures, such as endoscopic thoracic sympathectomy, are also used to destroy nerves that transmit activating signals to sweat glands.
In addition to approved and off-label hyperhidrosis treatments, there are also several treatments currently under development that could potentially be used to treat hyperhidrosis and may compete directly with sofpironium bromide.
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
We also intend to use regulatory exclusivity (also called data package exclusivity), or depending on eligibility, orphan drug designation, as a means of acquiring intellectual property protections that are separate and distinct to patents for some of our pipeline candidates. These kinds of rights involve being given exclusivity for varying periods of time depending on the country to incentivize innovators who invest significant funds in and conduct clinical trials to produce necessary data to demonstrate a drug is safe and effective for its intended use(s) and, as such, the data package in an NDA for the FDA (or similar regulatory filings in other countries) should receive protection even if no patent is available, or exclusivity given to produce a treatment for a disease that otherwise would not realistically be invested in without such incentive. In addition, there are other forms of intellectual property protection we may seek worldwide, including but not limited to trademarks, copyrights, trade secrets, pediatric exclusivity and the like, where available and appropriate for our business interests.
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
As of December 31, 2020, regarding our complete patent portfolio, we own or possess an exclusive license to 24 issued U.S. patents and 100 issued foreign patents, which include granted European patent rights that have been validated in various European Union member states. We also own or possess an exclusive license to 13 pending U.S. patent applications and 86 pending international and foreign patent applications. With regard to our lead product candidate, sofpironium bromide, we own or possess an exclusive license to nine issued U.S. and 85 issued foreign patents as well as 12 pending U.S. and 82 pending foreign patent applications which, if issued, may provide patent term coverage until 2040 in certain cases and countries.

Together with Kaken, we were granted by the Japanese Patent Office a composition of matter patent with claims directed to the novel polymorphic, or crystalline, forms of sofpironium bromide that are being commercialized by Kaken in Japan and would be by us in the U.S. subject to our own ongoing development efforts, and this patent is expected to provide additional protection for these newly developed and distinct forms in certain countries, including Japan, potentially through 2040.
We aim to take advantage of a broad range of the intellectual property rights that are available to us and believe that this comprehensive approach will provide us with proprietary exclusive positions for our product candidates, where available.
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
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. In exchange for entering into the Amended and Restated License Agreement, settling the previously disclosed dispute, and resolving the associated litigation between us and Bodor, we made an upfront payment of $1.0 million in cash to Bodor following the execution of the Amended and Restated License Agreement and the settlement agreement by and among the Company, Brickell Subsidiary, and Bodor, dated February 17, 2020. Additionally, under the original License Agreement and the Amended and Restated License Agreement, we are required to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $1.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.5 million of shares of our common stock upon the achievement of certain development, regulatory and other milestones including the enrollment of the first patient in the U.S. Phase 3 trials. Based on the foregoing, we made a $0.5 million milestone payment to Bodor in June 2020 following the closing of our public offering in June 2020. Additionally, in October 2020, in association with the enrollment of the first patient in our U.S. Phase 3 pivotal program, we made a cash payment of $0.5 million and issued $0.5 million, or 480,769 shares, of our common stock to Bodor. As a result, during the year ended December 31, 2020, we recorded an aggregate of $1.5 million as research and development expense in the consolidated statements of operations. Further, following December 31, 2020, we have begun to pay Bodor the required royalties based on the royalty revenue we have recognized from Kaken’s net sales of sofpironium bromide in Japan.
Manufacturing and Supply
We currently contract with third parties for the manufacture of drug substances and drug products for use in nonclinical and clinical studies, and we intend to continue to do so in the future. To our knowledge, all of our clinical drug substance and drug product manufacturing activities are in compliance with current good manufacturing practice (“cGMP”). We have assembled a team of experienced employees and consultants to provide the necessary technical, quality, and regulatory oversight over the contract manufacturing organizations (“CMOs”) with which we contract. We rely on third-party cGMP manufacturers for scale-up and process development work and to produce sufficient quantities of development product candidates for use in nonclinical and clinical studies.
Government Regulation
FDA Drug Approval Process
In the U.S., prescription human drugs are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDC Act”) and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, advertising, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, corporate integrity agreements, and criminal prosecution.
Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug Exemption (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. In addition, other tests on the chemistry, manufacturing, and controls (“CMC”) of producing the drug and its various formulations to establish the shelf life, storage conditions, and quality parameters and specification must be conducted and submitted.
Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including current good laboratory practice (“GLP”) regulation. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product CMC described above and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the IND is considered in effect, and the clinical trial proposed in the IND may begin.
Clinical trials involve the administration of the investigational new drug to healthy subjects or patients under the supervision of a qualified physician investigator. Clinical trials must be conducted (1) in compliance with federal and state regulations; (2) in compliance with current good clinical practice (“cGCP”) regulations, an international standard (as adopted by FDA) meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated as well as the actual primary and secondary endpoints of the study to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial participants. The study protocol and informed consent information for patients in clinical trials must also be submitted to a local or central institutional review board (“IRB”) (outside the U.S., these are called Ethics Committees) for approval and oversight. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or in rarer cases early phases may be skipped depending on the amount and quality of data that exists. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, metabolism, pharmacokinetics, adverse effects associated with administration of the investigational drug and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled prospective Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug by comparing a treatment arm against a control (placebo or best supportive care) arm. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in rare instances for FDA registration where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically impossible or ethically problematic.

Currently, our lead asset, sofpironium bromide, is being investigated in the U.S. for the treatment of primary axillary hyperhidrosis. Patients are being enrolled in two Phase 3 registration trials at the time of the filing of this Annual Report, called the Cardigan I and II studies. A long-term safety study on sofpironium bromide has already completed, along with Phase 1 and Phase 2 clinical trials, and are expected to be part of an NDA submission to FDA at the appropriate time.
After completion of required clinical testing, applicable law requires that an NDA be prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the U.S., which will be the case for sofpironium bromide. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology and CMC. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually. In the case of sofpironium bromide, payment of a user fee is not expected to be required for filing of an initial NDA, because FDA guidance waives, or reduces, user fees for, among other things, a small business applicant, like us, submitting its first NDA.
The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed with Congress to certain performance goals in the review of NDAs. Priority review can be applied to drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. In addition, FDA provides an accelerated approval mechanism applied to investigational drugs for serious or life-threatening diseases. It is not expected that sofpironium bromide will be eligible for priority review, or accelerated approval, based on the present criteria. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes independent clinicians and other experts in the targeted disease, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. It is not known at this time whether FDA will require an advisory committee for review of any NDA that may be submitted for sofpironium bromide, and that decision will be made by FDA during the NDA review.
Before approving an NDA, the FDA will typically inspect one or more of the sponsor’s clinical sites to assure compliance with cGCPs. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured. The FDA will not approve the product unless compliance with cGMP is satisfactory and the NDA contains data sufficient to support the labeled shelf life and to demonstrate that the drug can be manufactured reliably in a controlled manner.
After the FDA evaluates the NDA and the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information, in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information required.
An approval letter authorizes commercial marketing of the drug in the U.S. with specific prescribing information for specific indications. The approval letter may contain safety information that limits the ability of the drug to be marketed (e.g., black box warning; although these are not expected for sofpironium bromide) or contains contraindications, warnings, and/or precautions that limit the potential of the drug’s desirability (these are standard for most approved drugs). As another potential condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) for drugs that are effective but also have potentially significant safety concerns. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing and/or manufacturing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates, in part, the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, social media, off-label promotion, formulary and reimbursement presentations, product sampling, sales force activities including dissemination of peer-reviewed journal articles and detailing practices with prescribers, health care practitioner interactions, industry-sponsored scientific and educational activities, other promotional activities involving the internet and to other press, publicity and media communications initiated by us, while other parts of the government regulate against false claims, foreign corrupt practices, trade sanctions, and anti-kickbacks. States often impose strict legal requirements and prohibitions on a variety of post-approval drug marketing practices. We may market drugs holding an approved NDA only for the permitted indications and in accordance with the provisions of the approved labeling.
Adverse event reporting, pharmacovigilance, and submission of periodic reports are required of the NDA holder following FDA approval of that NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, the aforementioned REMS and surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product especially in the U.S. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs or risk being sanctioned by FDA from supplying the drugs they manufacture. Regulatory authorities also may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing and supply, or if previously unrecognized problems are subsequently discovered.
The Hatch-Waxman Act
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical studies to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug and may be required to be switched to from the original innovator drug by certain laws or insurance and formulary practices, which can affect the profitability of the drug adversely.
To proceed forward, the ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant also may elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents claiming the referenced product have expired.
A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then commence a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit, or a decision in the infringement case that is favorable to the ANDA applicant.
The ANDA also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product expires.
It is not known at this time whether and to what extent, or when, an ANDA applicant may emerge with respect to sofpironium bromide, or any other pipeline product in our portfolio.
Regulatory Exclusivity
Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active molecule that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity in the U.S. during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change.
An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and, thus, no ANDA may be filed before the expiration of the exclusivity period.
Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent term extension in the U.S. The allowable patent term extension is calculated as half of the drug’s testing phase, the time between IND application and NDA submission, and all of the review phase, the time between NDA submission and approval, up to a maximum of five years. Only one extension may be granted per product per patent. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.
For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the USPTO must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted. As stated, we expect to file an NDA for sofpironium bromide if the Cardigan I and II studies are successful.
It is premature to know what, and if any, patent term extension that may be allowed would be at this time.
Pediatric Information
Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration in each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. We are studying pediatric populations aged nine and older in various of our clinical trials for sofpironium bromide, including the Cardigan I and II pivotal trials. We have a Pediatric Study Plan for sofpironium bromide agreed to with FDA.
The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies and the applicant agreeing to perform, and report on, the requested studies within the statutory timeframe.

Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information, including when a clinical trial is initiated (often on www.clintrials.gov); you can access this information for certain Company studies including several involving sofpironium bromide at this website. Information related to the product, patient population, phase, type and scope of investigation, study sites and investigators and other aspects of the clinical trial is then made public as part of the registration process. Sponsors are obligated also to discuss the results of their clinical trials after completion and industry trade association ethics guidelines require publication of both favorable and unfavorable study results, which can affect the potential market for a drug. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs.
Regulation Outside of the U.S.
In addition to regulations in the U.S., we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our product candidates, as well as extent, scope, and enforceability of intellectual property rights associated with the product candidate. Whether or not we obtain FDA approval for a product like sofpironium bromide, we, or our local partners, must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before it can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. Certain countries outside of the U.S. have a process similar to the FDA’s that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval. In some cases, once the investigational drug is approved by a regulatory agency in certain established markets, like the FDA in the U.S., other countries will allow a sponsor to rely on that other country’s approval and extend it, with the same terms and conditions, in the foreign country and this may accelerate the introduction of the drug in foreign markets, where applicable (often called a free sales certificate (“FSC”), or also a CPP, process).
Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes and is optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessments report, each member state must decide whether to recognize approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.
As discussed herein, our lead investigational product sofpironium bromide has received marketing authorization from Japan’s regulators issued to our local partner in Japan, Kaken Pharmaceutical Co., Ltd. under Kaken’s trade name ECCLOCK®. At the time of this disclosure, there are no other clinical trials or submissions pending in any other country outside the U.S. for sofpironium bromide or any other Company pipeline product.
Anti-Kickback, False Claims Laws
In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws in the U.S. have been applied to restrict or prohibit certain marketing practices in the pharmaceutical industry. These laws include, among others, anti-kickback statutes, false claims statutes and other statutes pertaining to healthcare fraud and abuse, and anticorruption. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce, or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act, as amended (“PPACA”), amended the intent element of the federal anti-kickback statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor.
Federal false claims laws prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, also may violate federal false claims laws. Additionally, PPACA amended the federal healthcare program anti-kickback statute such that a violation of that statute can serve as a basis for liability under certain federal false claims laws.
The majority of U.S. states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.
Other federal statutes pertaining to healthcare fraud and abuse include the civil monetary penalties statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the healthcare fraud and false statements statutes, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations, or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items, or services.
Violations of these federal healthcare fraud and abuse laws are punishable in the U.S. by imprisonment, criminal fines, civil monetary penalties, and exclusion from participation in federal healthcare programs.
Other Federal and State Regulatory Requirements
Under the Open Payments Rule, the Centers for Medicare & Medicaid Services requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to certain health care professionals, including physicians, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Other countries require similar reporting, including France and Belgium, if the product is approved and marketed there. In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners and entities in these states. Other states prohibit various other marketing-related activities. Still, other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and marketing codes. Several additional states are considering similar proposals. Some of the state laws are broader in scope than federal laws. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil or other penalties.
Coverage and Reimbursement
Sales of our product candidates, if approved, by us or any potential commercial partners will depend, in part, on the extent to which such products will be covered by third-party payors, such as government healthcare programs, commercial insurance, and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers, and other organizations.

The process for determining whether a third-party payor will provide coverage for a drug typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce a physician’s willingness to prescribe our products once approved and have a material adverse effect on our sales, results of operations, and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.
In addition, the U.S. government, state legislatures, and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.
In addition, in some non-U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed, such as was the case with our partner Kaken in Japan for ECCLOCK®, which received pricing approval earlier this year as described elsewhere in this disclosure statement. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, product candidates launched in Japan and the European Union do not follow price structures of the U.S. and generally tend to be significantly lower, even lower than pricing that might be obtainable in some emerging market countries.
Employees
As of December 31, 2020, we had 13 regular full-time employees. From time to time, we retain independent contractors. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be excellent.
Corporate History
Vical Incorporated (“Vical”) was incorporated in Delaware in 1987. On August 31, 2019, the Delaware corporation formerly known as “Vical Incorporated” completed a reverse merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated June 2, 2019, as further amended on August 20, 2019 and August 30, 2019, by and among Vical, Brickell Biotech, Inc. (“Private Brickell”) and Victory Subsidiary, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Private Brickell, with Private Brickell surviving the merger as a wholly-owned subsidiary of Vical (the “Merger”). Additionally, on August 31, 2019, immediately after the completion of the Merger, the Company changed its name from “Vical Incorporated” to “Brickell Biotech, Inc.” The Company’s common stock is listed on The Nasdaq Capital Market under the trading symbol “BBI” and is represented by CUSIP number 10802T 105.
Corporate Information
Our corporate headquarters are located in Boulder, Colorado, where we occupy facilities totaling approximately 3,038 square feet under a lease agreement that expires in October 2021 and includes two additional three-year renewal options. We use our current facilities primarily for research and development and general and administrative personnel.

This Annual Report contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
Information about our Executive Officers
The following table sets forth information concerning our executive officers. Executive officers are elected annually by the Board of Directors and serve at the Board of Directors’ discretion.

Name	Age	Title
Robert B. Brown	59	Chief Executive Officer and Director
Andrew D. Sklawer	37	Chief Operating Officer and Secretary
Albert N. Marchio, II	68	Chief Financial Officer
Deepak Chadha	51	Chief Research and Development Officer
Jose Breton	32	Controller and Chief Accounting Officer
David McAvoy	58	General Counsel and Chief Compliance Officer
Robert B. Brown, Chief Executive Officer and Director
Mr. Brown joined Private Brickell as its Chief Executive Officer and Director in January 2019, after having spent over 30 years at Eli Lilly and Company (NYSE: LLY), where he most recently served as the Chief Marketing Officer and Senior Vice President of Marketing from 2009 through 2018. As Chief Marketing Officer, Mr. Brown was responsible for building and leading marketing capabilities across Eli Lilly and Company’s pharmaceutical business units, including diabetes, oncology, emerging markets, and Lilly-BioMedicines, a business area focused on treatments for debilitating diseases. Prior to his role as Chief Marketing Officer, Mr. Brown held the position of Vice President and Chief Marketing Officer for Lilly USA from 2007 to 2009, in which he partnered with the business units to ensure Eli Lilly and Company continued to develop industry leading marketing capabilities, streamline and improve marketing processes, and transform marketing by building a consumer marketing center of excellence. From 2003 to 2007, Mr. Brown was the executive director of marketing for the Intercontinental region, including responsibility for Europe. As the head marketer for Eli Lilly and Company’s international operations, Mr. Brown was responsible for the marketing of all Eli Lilly and Company’s products outside the U.S. Mr. Brown joined Eli Lilly and Company in 1985, after receiving a B.S. in economics from DePauw University and an M.S. in business administration from Indiana University. Mr. Brown currently serves on the board of trustees of Franklin College.
Andrew D. Sklawer, Co-Founder, Chief Operating Officer, and Secretary
Mr. Sklawer co-founded Private Brickell and served as its Chief Operating Officer and Secretary since 2009. Prior to 2009, Mr. Sklawer served as the Head of Operations at Concordia Pharmaceuticals, Inc., an oncology drug development company that was acquired by Kadmon Corporation in 2011. Prior to joining Concordia, Mr. Sklawer held various positions at Verid, Inc., a developer of security technology prior to its acquisition by EMC Corporation. Mr. Sklawer holds a B.A. in marketing from the University of Florida and earned his M.B.A from the University of Miami. Mr. Sklawer currently serves as a board member for StartUp FIU, a Florida International University platform that supports researchers, inventors, innovators, and entrepreneurs to conceive, launch, and scale solutions, as a member of the Advisory Committee of Advancing Innovation in Dermatology Accelerator Fund, and as a board member of the Colorado BioScience Association.
Albert Nicholas Marchio, II, Chief Financial Officer
Mr. Marchio has been with Danforth Advisors since May 2019, providing financial consulting services on a project/interim basis for public (CytomX Therapeutics (CTMX)) and various private life sciences companies. Previously, Mr. Marchio served in various finance and accounting roles at Edge Therapeutics, Inc. (now known as PDS Biotechnology Corporation), a clinical-stage biopharmaceutical company, including Chief Accounting and Administrative Officer from October 2016 to November 2018, Interim Chief Financial Officer from March 2017 to October 2017, Chief Accounting and Operations Officer from March 2014 to October 2016, and Chief Financial Officer from December 2011 through March 2014. Mr.

Marchio was a Managing Operating Partner with Three Fields Capital, a multi-strategy healthcare-focused investment firm, and provided consulting services to life science companies through Rockabye Valley Consulting from January 2009 to May 2013. Previously, Mr. Marchio served as the Executive Vice President, Chief Financial Officer of Informed Medical Communications from February 2008 to October 2009, and as the Vice President, Treasurer of MedPointe Pharmaceuticals from 2006 to January 2008. He began his career in life sciences as the Vice President, Treasurer of Alpharma, Inc. from 1992 to 2005. Mr. Marchio holds a B.A. in Economics from Muhlenberg College, an M.B.A. in Professional Accounting from Rutgers Graduate School of Business, and a Post-M.B.A. Certificate in Taxation from Bernard Baruch College of the City University of New York.
Deepak Chadha, Chief Research and Development Officer
Mr. Chadha joined Private Brickell in 2016 and served as its Chief Research and Development Officer and as its Chief Regulatory, Pre-clinical, and Quality Compliance Officer from 2016 to 2018. Mr. Chadha served from 2014 to 2016 as Vice President, Global Regulatory Affairs at Suneva Medical, Inc. (“Suneva”), a medical technology company that develops, manufactures, and commercializes aesthetic products for the dermatology, plastic, and cosmetic surgery markets. During his time at Suneva, Mr. Chadha led the regulatory approval for BELLAFILL® dermal filler for acne scar correction and supported the company’s commercial products life cycle management. Prior to joining Suneva, Mr. Chadha worked at Allergan plc (f.k.a. KYTHERA Biopharmaceuticals, Inc.) from 2007 to 2014, where Mr. Chadha led the development of their product, KYBELLA®, from an early clinical phase to an NDA stage, and also supported the ex-U.S. regulatory activities. Mr. Chadha also served as Vice President of Global Regulatory Affairs at Allergan Medical (f.k.a. Inamed Corporation) from 2004 to 2007, where he assisted in building the organization’s Global Regulatory Affairs department and was involved with the approval for JUVEDERM®, Bioenterics®, LAP-BAND®, and Silicone gel-filled breast implants. Mr. Chadha holds a B.S. in pharmaceutical sciences from Berhampur University in Orissa, India, an M.S. in pharmaceutics from Hamdard University in New Delhi, India, and an M.B.A. in international business from California State University, Dominguez Hills.
Jose Breton, Controller and Chief Accounting Officer
Mr. Breton joined Private Brickell in 2013 and served as its Controller and Chief Accounting Officer. Mr. Breton was an auditor from 2014 to 2015 at Deloitte LLP. Mr. Breton began his career in 2012 as a Client Manager at Global Resource Partners, Inc., an accounting and business advisory firm. In this role, Mr. Breton had overall responsibility for clients’ financial reporting, planning and budgeting, systems of internal controls, corporate and benefits accounting, and equity administration. Mr. Breton holds a B.B.A. degree in accounting and finance and a master’s degree in taxation from the University of Miami.
David McAvoy, General Counsel and Chief Compliance Officer
Mr. McAvoy joined Private Brickell in 2019 and served as its General Counsel and Chief Compliance Officer. He previously served as General Counsel, Vice President, and Chief Compliance Officer for Endocyte, Inc., a publicly-traded nuclear medicine and oncology biotech company that was subsequently acquired by Novartis AG, from 2017 to 2018. Prior to joining Endocyte, Inc., Mr. McAvoy was at Eli Lilly and Company for 27 years serving in various leadership positions, including as General Counsel of Lilly Emerging Markets, and most recently, in an executive management business role running strategic alliances for the food animal production group at Eli Lilly and Company’s former Elanco Animal Health subsidiary. While at Eli Lilly and Company, Mr. McAvoy was lead counsel for and helped launch several blockbuster medicines, including Prozac® for depression, Gemzar® for pancreatic and lung cancers, and ReoPro®, one of the first interventional cardiology agents. Mr. McAvoy earned a J.D. and M.S. in environmental science from Indiana University and a B.A. in political science from the University of Notre Dame. He serves on the board of directors for The Villages of Indiana, Inc., championing families for abandoned and abused children.

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
The successful development, regulatory approval, and commercialization of sofpironium bromide requires significant additional financing and depends on a number of factors, including but not limited to the following:
•timely and successful completion of Phase 3 clinical trials in the U.S., which may be significantly costlier than we currently anticipate, be impacted by how successful patient enrollment is, especially in a pandemic, and/or produce results that do not achieve the endpoints of the trials or which are ultimately deemed not to be clinically meaningful;
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
•ability of third parties with which we contract to manufacture consistently adequate clinical trial and commercial supplies of sofpironium bromide, to remain in good standing with regulatory agencies and to develop, validate and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated cGMPs, and the product’s package insert;
•a continued acceptable safety and tolerability profile during clinical development and following any approval of sofpironium bromide;
•ability to obtain favorable labeling for sofpironium bromide through regulators that allows for successful commercialization, given the drug may be marketed only to the extent approved by these regulatory authorities (unlike with most other industries);
•ability to commercialize sofpironium bromide successfully in the U.S. and outside Japan, if approved for marketing, sale, and distribution in such countries and territories, whether alone or in collaboration with Kaken or others;
•ability of Kaken to commercialize sofpironium bromide successfully in Japan now that it has been approved and is being marketed;
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
If we do not achieve one or more of these factors, many of which are beyond our reasonable control, in a timely manner or at all, and with adequate financing, we could experience significant delays or an inability to obtain regulatory approvals or commercialize sofpironium bromide. Even if regulatory approvals are obtained, we may never be able to successfully commercialize sofpironium bromide. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of sofpironium bromide, or any other asset, to continue our business.

We have never conducted a pivotal Phase 3 clinical trial ourselves and may be unable to successfully do so for sofpironium bromide.
The conduct of a pivotal Phase 3 clinical trial is a long, expensive, complicated, uncertain, and highly regulated process. Although our employees have conducted successful Phase 2 and Phase 3 clinical trials in the past across many therapeutic areas while employed at other companies, we as a company have not conducted a pivotal Phase 3 clinical trial, and as a result, we may require more time and incur greater costs than we anticipate. We completed a Phase 3 long-term safety study for sofpironium bromide gel in July 2020, and we are presently conducting two pivotal Phase 3 clinical trials in subjects with primary axillary hyperhidrosis in the U.S. While we initiated the U.S. Phase 3 pivotal program for sofpironium bromide gel, 15% in the fourth quarter of 2020, we may not be able to complete that program in a reasonable timeframe, or at all, including as a result of an inability to enroll qualifying patients in a timely fashion. Failure to commence or complete, or delays in, our planned clinical trials would prevent us from, or delay us in, obtaining regulatory approval of and commercializing sofpironium bromide and could prevent us from, or delay us in, receiving development- or regulatory-based milestone payments and commercializing sofpironium bromide gel for the treatment of primary axillary hyperhidrosis, which would adversely impact our financial performance, as well as put us in potential breach of material contracts for the licensing and development of sofpironium bromide, subjecting us to significant contract liabilities, including but not limited to potential loss of rights in and to sofpironium bromide.
Clinical drug development for sofpironium bromide is expensive, time-consuming, and uncertain.
Clinical development for sofpironium bromide is expensive, time-consuming, difficult to design and implement, and its outcome is inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization, and of those that are approved, many do not cover their costs of development or ever generate a profit. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, a local or central IRB, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, extend, require modifications, or add additional requirements to or terminate our clinical trials at any time.
In the case of sofpironium bromide, we are seeking to deliver sufficient concentrations of API, absorbed from the skin surface through the skin barrier to the targeted dermal tissue to achieve the intended therapeutic effect, in this case treatment of primary axillary (underarm) hyperhidrosis. The topical route of administration may involve new dosage forms, which can be difficult to develop and manufacture and may raise novel regulatory issues and result in development or review delays or inability to get the investigational drug approved for use.
Use of PROs and gravimetric assessments in sofpironium bromide clinical trials may delay or adversely impact the development of sofpironium bromide gel or clinical trial results or increase our development costs.
Due to the difficulty of objectively measuring the symptoms of hyperhidrosis in a clinical trial, which is the primary target of treatment for sofpironium bromide, PROs will have an important role in the development and regulatory approval of sofpironium bromide. PROs involve patients’ own subjective assessments of efficacy, and this subjectivity increases the uncertainty of determining and achieving clinical endpoints and obtaining regulatory approval. Such assessments can be influenced by factors outside of our reasonable control and can vary widely from day to day for a particular patient, and from patient to patient and site to site within a clinical trial, notwithstanding that regulators may or may not accept PROs as part of the drug approval process. Additionally, gravimetric assessments of sweat production, another key clinical endpoint, may vary significantly for a particular patient, and from patient to patient and site to site within a clinical trial or between separate clinical trials. The reduction, if any, in a patient’s GSP has the potential for significant variability and uncertain outcomes. This potential for variability and uncertain outcomes may adversely impact our ability to achieve statistical significance on our primary and secondary endpoints or may provide us with initial or subsequent results that are ultimately deemed not to be clinically meaningful or that do not result in regulatory approval.
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
Under our Clinical Supply Agreement with Kaken, our inability to obtain such API from Kaken on a timely basis could have a material adverse impact on our business.
On July 30, 2019, we entered into a Clinical Supply Agreement with Kaken (the “Clinical Supply Agreement”) under which we made various purchase orders for certain amounts of drug substance and product components for use in non-clinical and clinical studies, as well as for scale-up validation activities. Failure to receive such API from Kaken on a timely basis could have a material impact on our business. Furthermore, at this time, we do not have a commercial supply agreement with Kaken or other suppliers. Our inability to enter into an adequate commercial supply agreement at the right time for sofpironium bromide for the U.S. and other markets outside of Japan and certain other Asian countries would materially impact our business.
Kaken substantially controls the development and commercialization of sofpironium bromide in Japan and certain other Asian countries and may make decisions regarding product development, regulatory strategy, and commercialization that may not be in our best interests. Kaken may be unable to secure an appropriate local business partner (if desirable) and/or obtain approval of the drug in the ex-Japan Asian markets over which it has rights.
The Kaken Agreement granted Kaken an exclusive Japan license and certain rights to additional Asian countries to develop and commercialize sofpironium bromide. Under the terms of the Kaken Agreement, as amended, we received an up-front payment, development milestones, and research and development payments and are eligible to receive future milestones and a royalty on net sales.
Kaken has final decision-making authority for the overall regulatory, development, and commercialization strategy for sofpironium bromide, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales, and safety and pharmacovigilance in Japan and certain other Asian countries. In exercising its final decision-making authority in such territories, Kaken may make decisions regarding product development or regulatory strategy based on its determination of how best to preserve and extend regulatory approvals in these territories for sofpironium bromide, which may delay or prevent achieving regulatory approval for sofpironium bromide in Kaken’s territories, as well as by us in the U.S. and the other territories where we maintain exclusive rights. Additionally, Kaken is responsible for conducting certain nonclinical and API-related activities (chemistry, manufacturing, and controls) that will be required for FDA approval in the U.S., and as a result, we are reliant on Kaken to execute successfully, in a timely, compliant, and efficient manner, such activities on our behalf. To the extent Kaken experiences delays and/or difficulties in performing its development activities, this could prevent or cause substantial delays in our ability to seek approval for sofpironium bromide gel in the U.S. and other territories in which we maintain exclusive rights.
In September 2020, Kaken received approval of an NDA in Japan for the manufacturing and marketing of sofpironium bromide gel, 5% under the brand name ECCLOCK® for the treatment of primary axillary hyperhidrosis, and in November 2020, Kaken launched commercial sales of ECCLOCK® in Japan. In January 2021, Kaken would have paid us its first royalty on sales during the fourth quarter of 2020, but instead offset amounts we owed Kaken under the Clinical Supply Agreement. Despite receiving regulatory approval and commencing these commercial activities in Japan, we cannot provide any assurance that an NDA in any other Asian markets will be approved or that regulatory approvals in other Asian countries will occur. We will not receive additional milestone or other payments from Kaken if Kaken does not continue to be successful in its development, regulatory, or commercial activities, or if the approval is withdrawn for any reason.
If we or any partners with which we may collaborate to market and sell sofpironium bromide are unable to achieve and maintain medical insurance coverage and adequate levels of reimbursement for this compound following regulatory approval and usage by patients, our commercial success may be hindered severely.
If sofpironium bromide only becomes available by prescription, successful sales by us or by any partners with which we collaborate may depend on managed care approvals and the availability of adequate reimbursement from third-party payors, as patients would then be forced to pay for the drug out-of-pocket if coverage and associated reimbursement are denied. Patients who are prescribed medicine for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. The availability of coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and private third-party payors is often critical to new product acceptance regardless of how well the product works. Coverage decisions may depend on clinical and economic standards that disfavor new drug products when more established or lower-cost therapeutic alternatives are already available or subsequently become available, even if these alternatives are not as safe and effective or may be affected by the budgets and demands on the various entities responsible for providing health insurance to patients who will use sofpironium bromide. If insurers and payors decide that hyperhidrosis itself is not a disease they are willing to extend coverage to, which could happen if they only think the treatment improves quality of life, then coverage and reimbursement for sofpironium bromide may be denied, or at least severely restricted. In this case, patients would be forced to pay for sofpironium bromide out-of-pocket for cash, which they may not be willing or able to do. Even if we obtain coverage for sofpironium bromide, the resulting reimbursement payment rates might not be adequate or may require co-payments that patients find unacceptably high. Patients may not use sofpironium bromide unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of sofpironium bromide.
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
After receiving regulatory approval in 2020 for ECCLOCK® from Japanese regulators, Kaken applied for and received pricing approval in Japan, which it is required by law to do before selling. On November 18, 2020, ECCLOCK® was placed on Japan’s NHI drug reimbursement price list. The NHI listed drug price for ECCLOCK® in Japan is ¥243.70 per gram, which is ¥4,874.00 (USD $46.47) for a 20-gram bottle or approximately a two-week supply. Kaken will likely face continued pricing pressures in Japan as it commercializes ECCLOCK®, and if it is unable to maintain this current price, or is unable to increase the price in future years, this could have a negative impact on sales in Japan.
Even if sofpironium bromide obtains regulatory approval outside Japan, and despite our partner Kaken launching the drug as ECCLOCK® in Japan in 2020, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

The commercial success of sofpironium bromide, if and as approved, will depend significantly on the broad adoption and use of it by physicians and patients for approved indications, and may not be commercially successful even though the drug is shown to be safe and effective. The degree and rate of physician and patient adoption of sofpironium bromide, if approved, especially in the U.S., will depend on a number of factors, including but not limited to:
•patient demand for approved products that treat hyperhidrosis;
•our ability to market and sell the drug, including through direct-to-consumer advertising and non-traditional sales strategies;
•our ability to manage the COVID-19 pandemic to complete necessary clinical trials, supply/manufacture sofpironium bromide for such trials and commercially, and otherwise market and sell sofpironium bromide while the pandemic continues in effect;
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
•any FDA requirement to undertake a REMS, or results from any post-marketing surveillance studies that FDA may require as a condition of product approval;
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
Major public health issues, and specifically the pandemic caused by the spread of COVID-19 and COVID-19 variants that are recently emerging, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
The effects of the COVID-19 pandemic could delay or interrupt our business operations. For instance, our clinical trials may be affected by the pandemic. Site initiation, participant recruitment and enrollment, participant dosing, manufacturing, and distribution of clinical trial materials, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to conduct our clinical trials. Further, if our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to the pandemic may disrupt the U.S.’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions, and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 outbreak, we will likely experience delays, and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our therapeutic candidates may be delayed or disrupted.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, may have a material economic effect on our business. While the potential economic impact brought by, and the duration of, the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole. However, these effects could have a material adverse effect on our business, financial condition and results of operations, and cash flows.
Sofpironium bromide, if approved, will face significant competition and its failure to compete effectively may prevent it from achieving significant market penetration.
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing, and marketing of healthcare products competitive with those that we are developing, including sofpironium bromide. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, sofpironium bromide, if approved, may compete with other dermatological products, including OTC treatments, for a share of some patients’, or payors’, discretionary budgets and for physicians’ attention within their clinical practices.
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
In some international markets, due to different regulatory requirements than in the U.S., there may be more dermatological products available for use than in the U.S., and there may be fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market them. As a result, we could face more competition in these markets than in the U.S.
We may face generic competition for sofpironium bromide, which could expose us to litigation or adversely affect our business, financial condition, operating results, and prospects.
Upon expiration of patent protection (including applicable extensions) in the U.S. (and any other countries where patent coverage exists, such as Japan) for sofpironium bromide, we could lose a significant portion of then-existing sales of sofpironium bromide in a short period of time from generic competition, which would reduce existing sales and could expose us to litigation, adversely affecting our business, financial condition, operating results, and prospects. Further, other therapies used for hyperhidrosis that would compete with sofpironium bromide could lose their patent protection at any time, increasing the risk of generic competition, which could reduce existing sales and adversely affect our business, financial condition, operating results, and prospects.
If CROs and other third parties do not meet our requirements or otherwise conduct our clinical trials as required or are unable to staff our trials, or do not effectively and timely enroll patients in these trials, particularly the ongoing U.S. registration trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, sofpironium bromide at all or in the time frames currently planned for.
We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee our sofpironium bromide clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good GCP requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, especially recruiting and enrollment of eligible patients, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for sofpironium bromide. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to extend or repeat clinical trials, which would delay the regulatory approval process.
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
We currently have limited marketing capabilities and no sales organization. To commercialize our product candidates, if approved, in the U.S., Australia, Canada, the European Union, Latin America, Africa, the Middle East, and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale, and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, we as a company have no prior experience in the commercial launch, marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team so they operate in an effective and compliant way. Any failure or delay in the development of our internal sales, marketing, distribution, and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products. In addition, we may need more than one approved and marketed product to sustain having a Company salesforce.
To commercialize sofpironium bromide in the rest of the world, we may be able to leverage the regulatory approval and/or commercial infrastructure of our partner, Kaken, which will provide us with resources and expertise in certain areas that are greater than we could initially provide ourselves. We may choose to collaborate with additional third parties in various countries that have direct sales forces, commercial and regulatory capacities, and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates, especially in other countries where we currently do not have a foreign legal presence. The inability to commercialize successfully our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results, and prospects.
Our collaboration with AnGes may prove to be unsuccessful, either because AnGes is unable to timely develop its COVID-19 vaccine candidate, or because we are not able to continue with this alliance for a variety of business, financial, or other reasons.
The COVID-19 vaccine candidate that is the subject of our collaboration agreement with AnGes, Inc. is at an early stage, and it may not result in a safe and effective product candidate in a timely manner, or at all, it may not be deemed attractive by consumers given other COVID-19 vaccines are now in the market and available, there could be supply chain issues for both clinical and commercial contexts, and we may not be able to proceed with related development and commercialization activities. Our contractual relationship with AnGes may end in a variety of ways or we may be unable to negotiate additional acceptable terms with AnGes. Further, any attention and resources we devote to this vaccine candidate could negatively impact our development program related to sofpironium bromide.
In September 2020, we entered into a collaboration agreement with AnGes relating to the development and potential commercialization of AnGes’ proprietary investigational adjuvanted plasmid DNA vaccine intended to prevent COVID-19. Under the terms of the collaboration agreement, AnGes will continue to lead the development of its vaccine candidate in Japan, and we will provide information and know-how that could be relevant to such development efforts. If AnGes obtains positive results from its clinical studies in Japan and we are able to satisfy certain conditions, including raising the required development funding, we would have the right to lead the development efforts in the U.S. and certain emerging markets. If ultimately approved for sale in the applicable jurisdictions, AnGes would have commercial rights to the vaccine in Japan and we would have commercial rights in the U.S. and certain emerging markets on terms and conditions to be agreed with AnGes prior to any launch of a vaccine product.
AnGes completed a Phase 1/2 study and is currently conducting Phase 2/3 clinical studies with its vaccine candidate in Japan. The results from these studies will guide any further development efforts of this novel vaccine candidate. Because the AnGes vaccine candidate is later in its development than other vaccine options for COVID-19, its potential for commercial success could be adversely affected, even if regulatory approval is obtained. The work on the AnGes vaccine candidate is still in the early stages, and it may not develop into an effective and safe vaccine in a timely manner, or at all. All product candidates are prone to significant risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by one or more regulatory authorities, or that another vaccine option is deemed to be safer, better, more easily obtained, or cheaper. Some regulatory authorities may approve a product candidate while others do not or may provide approval on different terms or with additional conditions or limitations, or may issue any regulatory approval decisions at very different times. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, costly, and inherently unpredictable, especially for early-stage product candidates. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The development of any early-stage product candidates may be discontinued at any time for a variety of reasons, including but not limited to safety and efficacy concerns, the appearance of new technologies that make the product obsolete, competition from a competing product, supply chain considerations, intellectual property right impacts, ability to price or changes in or failure to comply with applicable regulatory requirements, or constraints on us or our product sponsor in obtaining additional financing and capital.
In addition, a substantial number of companies, individuals and institutions are working to develop, or have developed and are now distributing, a COVID-19 vaccine. Many of them commenced studies much earlier than the studies commenced by AnGes and many of them have substantially greater financial, scientific and other resources than AnGes and us, and another party may be successful in producing a safer or more efficacious vaccine or other treatment for COVID-19, or a less costly treatment, which may also lead to the diversion of governmental and quasi-governmental funding toward other companies and better insurance coverage for other COVID-19 preventative measures or treatments, and lead to demand being driven away from any product developed by AnGes or us, or cause AnGes and/or us to cancel or significantly scale back the introduction of a vaccine candidate based on the other available patient options. The current market entry of certain COVID-19 vaccines and rapid expansion of other development programs directed at COVID-19 may also generate a scarcity of manufacturing capacity among contract research organizations that provide cGMP materials for development and commercialization of biopharmaceutical products, and/or could make it difficult for those conducting clinical studies to recruit in a timely manner an adequate number of trial participants, especially for companies like AnGes and us which started these studies much later than other companies.
We do not have expertise in the development of vaccine candidates in infectious disease applications. While we remain focused on our U.S. Phase 3 pivotal program for sofpironium bromide for the treatment of primary axillary hyperhidrosis, the collaboration agreement with AnGes, including actions taken following the receipt of results from AnGes’ clinical studies of the vaccine candidate in Japan, could divert our management’s attention and other of our resources, which could cause delays in or otherwise negatively impact our sofpironium bromide development program. As a result, we cannot provide assurance that any attention we provide to the development of a vaccine candidate against COVID-19 will not adversely impact the timing and development of our other product candidates, and we may decide not to proceed with this collaboration depending on many still evolving factors.

Our business and operations would suffer in the event of system failures, cyber-attacks, or a deficiency in our cyber-security.
Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants, and even the regulators who we rely on to advance our business, are vulnerable to damage from computer viruses, unauthorized access, computer hacking or breaches, natural disasters, epidemics and pandemics, terrorism, war, labor unrest, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, and probably exacerbated by the COVID-19 pandemic and increased remote working arrangements, malicious cyber actors may increase malware campaigns and phishing emails targeting teleworkers as well as company systems, preying on the uncertainties surrounding COVID-19, which exposes us to additional cybersecurity risks. While we have not experienced any such material system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. In addition, since we sponsor clinical trials, any breach that compromises patient data and identities, thereby causing a breach of privacy, could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in us to recruit for future clinical trials. For example, the loss of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our products and product candidates could be delayed.
We may be adversely affected by natural disasters and other catastrophic events and by man-made problems such as war or terrorism or labor disruptions that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate office is located in Boulder, Colorado, near a major flood and blizzard zone and in an area prone to wildfires. If a disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations where other natural disasters or similar events, such as tornadoes, earthquakes, storms, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business, financial condition, operating results, and prospects. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate.
Risks Related to Our Liquidity, Financial Matters and Our Common Stock
We will need to raise substantial additional financing in the future to fund our operations and/or prepare an NDA submission in the U.S. for sofpironium bromide, which may not be available to us on favorable terms or at all.
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
Raising additional capital may be costly or difficult to obtain and could significantly dilute stockholders’ ownership interests or inhibit our ability to achieve our business objectives. Further, we will be significantly limited in our ability to utilize our common stock in any capital-raising transaction unless and until the number of authorized shares of our common stock is increased, which would require stockholder approval. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, our stockholders’ ownership interests in our company will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish certain valuable intellectual property or other rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us in one or more countries.
Our ability to raise additional funds is uncertain and is limited given our small market capitalization. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders.
Our operating results and liquidity needs could be affected negatively by global market fluctuations and economic downturns.
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider sofpironium bromide as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary, out-of-pocket cash-spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may continue to experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets continue to remain volatile, or a bear market ensues in the U.S. stock market, including as a result of the recent COVID-19 outbreak, our operating results and liquidity could be affected adversely by those factors in many ways, including weakening demand for sofpironium bromide, making it more difficult for us to raise funds if necessary, and our stock price may decline.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock following the Merger has been subject to significant fluctuations. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date following the closing of the Merger, to $0.78 per share as of December 31, 2020. Between December 18, 2020 and March 4, 2021, the closing price of our common stock has fluctuated between $0.69 and $1.67 per share. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•material developments in, or the conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•our inability to maintain a share price of at least $1.00 per share for the frequency and duration required by The Nasdaq Capital Market to stay listed on this stock exchange and the impact that this lower price may have on investors;
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
Moreover, the stock markets in general have experienced substantial volatility in our industry that has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the recent reaction of global markets to the COVID-19 outbreak. These broad market fluctuations may also adversely affect the trading price of our common stock.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of December 31, 2020, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,500,000 shares of our common stock at an exercise price of $1.25 per share; and (vi) 20,833,322 shares of our common stock at an exercise price of $0.72 per share. As of December 31, 2020, we also had 4,688,625 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $4.66 per share and 143,000 shares of common stock underlying unvested restricted stock units outstanding.
We may not be able to access the full amounts available under the Purchase Agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on August 14, 2020. All funds available under the Purchase Agreement are subject to the satisfaction of certain conditions specified in the Purchase Agreement, including that our common stock remains listed on The Nasdaq Capital Market, the effectiveness of a registration statement relating to the resale of the shares to be sold to Lincoln Park under the Purchase Agreement and that no event of default has occurred under the Purchase Agreement. Additionally, depending upon the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park if such a sale would result in us issuing to Lincoln Park more than 9.99% of our shares outstanding prior to entering into the Purchase Agreement. Further, we will be significantly limited in our ability to sell shares of our common stock under the Purchase Agreement unless and until the number of authorized shares of our common stock is increased, which would require stockholder approval. In the event that we are unable to satisfy the conditions specified, the purchase commitment made by Lincoln Park will be unavailable to us and Lincoln Park will not be required to purchase any shares of our common stock. If obtaining funding from Lincoln Park were to prove unavailable, we will need to secure other sources of funding in order to continue with our proposed development activities and launch and commercialize any product candidates for which we receive regulatory approval. Additionally, even if we are able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating, and development plans.
Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On August 17, 2020, we received a notice from the Listing Qualifications Department of the Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we were not in compliance with the minimum closing bid price requirement for continued listing. We regained compliance with this requirement on January 21, 2021. However, there can be no assurance that we will be successful in maintaining the listing of our common stock on The Nasdaq Capital Market. Any perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from Nasdaq, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.
We do not anticipate paying any dividends in the foreseeable future.
Our current expectation is that we will retain any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our shares will be your sole source of gain, if any, for the foreseeable future.

Our ability to use our net operating loss carryforwards and other tax assets to offset future taxable income may be subject to certain limitations.
As of December 31, 2020, we had approximately $420.8 million of federal and $382.7 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income, of which $91.8 million will carryforward indefinitely and the remainder expiring in varying amounts beginning in 2021 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts (“Tax Act”), U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states within the U.S. will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of state law has not occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, as a result of offerings of our stock or subsequent shifts in our stock ownership, some of which may be outside of our control. In that case, the ability to use net operating loss carryforwards to offset future taxable income will be limited following any such ownership change and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
Risks Related to Legal, Regulatory, and Compliance Matters
We may never obtain regulatory approval to commercialize any of our product candidates in the U.S., or anywhere else in the world other than Japan, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, we will need to negotiate an appropriate product label (aka package insert) with the regulators, which will determine the extent of our allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter we believe is necessary to maximize the commercial success of sofpironium bromide.
The research, testing, manufacturing, safety surveillance, efficacy, quality assurance and control, recordkeeping, labeling, packaging, storage, approval, sale, marketing, distribution, import, export, and reporting of safety and other post-market information related to our investigational drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and foreign countries, and such regulations differ from country to country and frequently are revised.
Even after we or our partners achieve regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations, including on how the product is commercialized. For example, with respect to our product candidates for the U.S., the FDA may impose significant restrictions on the approved indicated use(s) for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product or include in the approved label restrictions on the product and how it may be used or sold. We also will be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion, and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion’s regulation of promotional activities and direct-to-consumer advertising, fraud and abuse, antikickback, product sampling, debarment, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners, including various conflict-of-interest reporting requirements for any healthcare practitioners we may use as consultants, and laws relating to the pricing of drug products, including federal “best price” regulations that if not met can prohibit us from participating in federal reimbursement programs like Medicare or Medicaid. To the extent that a product candidate is approved for sale in other countries, we may be subject to similar or more onerous (e.g., prohibition on direct-to-consumer advertising and price controls that do not exist in the U.S.) restrictions and requirements imposed by laws and government regulators, and even private institutions, in those countries.
In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the manufacturing, processing, distribution, or storage facility where, or processes by which, the product is made, a regulatory agency may impose restrictions on that product or us, including requesting that we initiate a product recall, or requiring notice to physicians or the public, withdrawal of the product from the market, or suspension of manufacturing.
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
•initiate audits, inspections, accounting and civil investigations, or litigation;
•impose injunctions, suspensions, or revocations of necessary approvals or other licenses;
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
The regulations, policies, or guidance of the FDA, Japan’s PMDA, and other applicable government agencies may change quickly, and new or additional statutes or government laws or regulations may be enacted, including at federal, state, and local levels, or case law may issue, which can differ by geography and could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities, including commercialization efforts. We cannot predict the likelihood, nature, or extent of adverse government regulations that may arise from future legislation or administrative action, or judicial outcomes based on litigation, either in the U.S. or abroad. If we are not able to achieve and maintain regulatory or other legal compliance, we may not be permitted to commercialize our product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
We have sponsored or supported and may in the future sponsor or support clinical trials for our product candidates outside the U.S. and Japan, and the FDA, PMDA, and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
We have sponsored or supported and may in the future choose to sponsor or support one or more of our clinical trials outside of the U.S. Although the FDA or applicable foreign regulatory authorities may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authorities will accept data from trials conducted outside of the U.S. or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.
We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
We face an inherent risk of product liability or similar causes of action as a result of the clinical testing (and use) of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA and is manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority and notwithstanding that we comply with applicable laws on promotional activity. Our products and product candidates are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse, or abuse associated with our product candidates could result in actual or perceived injury to a patient that may or may not be reversible or potentially even cause death. We cannot offer any assurance that we will not face product liability or other similar suits in the future or that we will be successful in defending them, nor can we assure that our insurance coverage will be sufficient to cover our liability under any such cases.
In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies, or others selling or otherwise coming into contact with our product candidates, among others, and under some circumstances even government agencies. If we cannot successfully defend against product liability or similar claims, we will incur substantial liabilities, reputational harm, and possibly injunctions and punitive actions. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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
Our employees, independent contractors, principal investigators, other clinical trial staff, consultants, vendors, CROs, and any partners with which we may collaborate may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, officers, directors, independent contractors, principal investigators, other clinical trial staff, consultants, advisors, vendors, CROs, and any partners with which we may collaborate may engage in fraudulent or other illegal or unethical activity. Misconduct by these persons could include intentional, reckless, gross or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete, and accurate information to the FDA or foreign regulatory authorities; product sampling; manufacturing standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; anticorruption laws, anti-kickback and Medicare/Medicaid rules, debarment laws, promotional laws, securities laws, and/or laws that require the true, complete and accurate reporting of financial information or data, books, and records. If any such or similar actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative and punitive penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid, and other federal or state healthcare programs, debarments, contractual damages, reputational harm, diminished profits and future earnings, injunctions, and curtailment or cessation of our operations, any of which could expose us to liability and adversely affect our business, financial condition, operating results, and prospects.
We may be subject to risks related to pre-approval promotion or off-label use, or unauthorized direct-to-consumer advertising, of our product candidates.
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
Healthcare reform measures, including price controls or restricted access, could hinder or prevent the commercial success of our product candidates.
A new presidential administration just took office. The enactment of any new healthcare initiatives or pharmaceutical industry regulations could have significant impacts on our ability to advance development of sofpironium bromide or other product candidates and eventually to commercialize them, if at all. In particular, the current President and Vice President during their successful campaign proposed to lower Medicare Part B drug prices, in addition to contemplating other measures to lower or prescribe certain mandatory prescription drug prices or drug substitution policies. While these proposals have not yet been enacted, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.
There are also calls to severely curtail or ban all direct-to-consumer advertising of pharmaceuticals or restrict activities by pharmaceutical sales representatives to have access to prescribers, which would limit our ability to market our product candidates. With regard to marketing directly to consumers and patients, the U.S. is in a minority of jurisdictions that even allow this kind of advertising, and its removal could limit the potential reach of a marketing campaign.
We also may be subject to stricter healthcare laws, regulation, and enforcement, and our failure to comply with those laws could expose us to liability or adversely affect our business, financial condition, operating results, and prospects.
Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights and privacy are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct business. The healthcare laws and regulations that may affect our ability to operate include: the Federal Food, Drug and Cosmetic Act, as amended; Title 21 of the Code of Federal Regulations Part 202 (21 CFR Part 202); the 21st Century Cures Act, the federal Anti-Kickback Statute; federal civil and criminal false claims laws and civil monetary penalty laws; the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act; the Prescription Drug Marketing Act (for sampling of drug product); the federal Best Price Act and Medicaid drug rebate program; the federal physician sunshine reporting requirements under the Affordable Care Act and state disclosure laws; the Foreign Corrupt Practices Act as it applies to activities both inside and outside of the U.S.; the federal Right-to-Try legislation; and state law equivalents of many of the above federal laws.
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

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business and result in reputational damage. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil, and criminal penalties, damages, including punitive damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or corporate criminal liability, or the curtailment or restructuring of our operations, and injunctions, any of which could expose us to liability and could adversely affect our business, financial condition, operating results, and prospects.
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
Risks Related to Strategic Matters
We intend to in-license and acquire product candidates and may engage in other strategic transactions, which could impact our liquidity, increase our expenses, and present significant distractions to our management.
One of our strategies is to in-license and acquire product candidates, and we may engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including mergers and acquisitions, spin-offs, strategic partnerships, joint ventures, co-marketing, co-promotion, distributorships, development and co-development, royalty monetization, restructurings, divestitures, business combinations, and investments on a global basis. Any such transaction(s) may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures, and may cause us to grow and expand rapidly, putting pressure on current resources and capabilities, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. Further, any such transaction(s) may require us to obtain additional financing, which may not be available to us on favorable terms or at all. Accordingly, there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transaction that we do complete could expose us to liability, delays, and implementation obstacles that could harm our business, financial condition, operating results, and prospects. We have no current commitment or obligation to enter into any transaction described above other than ones to which we are already committed.
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
The process of proposing, negotiating, and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing, sales, legal and other resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses, and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable or at all.

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
We may choose not to continue developing or commercializing any of our early-stage product candidates, or to pursue the AnGes collaboration regarding a COVID-19 vaccine, at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.
At any time, we may decide to discontinue the development of any of our early-stage or licensed rights to product candidates for a variety of reasons, including the appearance of new technologies that make our product obsolete or significantly impact the ability to commercialize the affected product successfully, competition from a competing product including entry of generics, supply chain considerations, intellectual property right impacts, ability to price or changes in or failure to comply with applicable regulatory requirements, or constraints on obtaining additional financing and capital. If we terminate or exit a program in which we have invested significant resources, we will not receive any return on our investment, and we will have missed the opportunity to have allocated those resources to potentially more productive uses.
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
•quality or integrity incidents;
•the failure of partners to perform their obligations for technical, market, legal, or other reasons;

•misappropriation of our current or future product candidates; and
•other risks in potentially meeting our current and future product commercialization schedule or satisfying the requirements of our end-users.
We cannot assure you that we will be able to establish or maintain third-party out-license partner relationships to successfully develop and commercialize our product candidates.
We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies for our product candidates, including certain sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing, and distribution if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies of any future product candidates.
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to supply, store, manufacture, or distribute preclinical, clinical, or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, or global conditions like the coronavirus outbreak significantly and adversely impact such third parties, we may be unable to continue to develop or commercialize our products and product candidates.
We do not have direct control over whether our contract suppliers and manufacturers will maintain current pricing terms, be willing to continue supplying us with APIs and finished products, or maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance, and qualified personnel. We are dependent on our contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMPs for production of both APIs and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to commercialize or obtain regulatory approval for the affected product or product candidate successfully, and we may be held liable for injuries sustained as a result.
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

Manufacturing and supply of APIs, other substances and materials, and finished drug products is technically challenging. Changes beyond our direct control can impact the quality, volume, price, and successful delivery of our products and product candidates and can impede, delay, limit or prevent the successful development and commercialization of our products and product candidates. Mistakes and mishandling, and/or disruptions in the supply chain, are not uncommon despite reasonable best efforts and can affect successful production and supply. Some of these risks include but are not limited to:
•failure of our manufacturers to follow cGMP or other legal requirements or mishandling of or adulterating product while in production or in preparation for transit;
•inability of our contract suppliers and manufacturers to efficiently and cost-effectively increase and maintain high yields and batch quality, consistency, and stability;
•difficulty in establishing optimal drug delivery substances and techniques, production and storage methods, and packaging and shipment processes;
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
Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals, or commercialization of our products, which could expose us to liability or harm our business, financial condition, operating results, and prospects.
Risks Related to Our Intellectual Property
We may not be able to obtain, maintain or enforce global patent rights or other intellectual property rights that cover sofpironium bromide and related technologies (and any other product candidates) that are of sufficient breadth and term.
Our success with respect to sofpironium bromide will depend, in part, on our ability to protect patent and other intellectual property protections in both the U.S. and other countries, to preserve our trade secrets, and to prevent third parties from infringing on our proprietary rights. Our ability to prevent unauthorized or infringing use of sofpironium bromide by third parties depends in substantial part on our ability to leverage valid and enforceable patents and other intellectual property rights around the world.
The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner in all the countries that may be desirable. It is also possible that we or our current licensors and licensees, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection by others on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, our competitors independently may develop equivalent knowledge, methods, and know-how or discover workarounds to our patents that would not constitute infringement. Our partners or licensees may inappropriately take or use our intellectual property and/or confidential information to infringe our patents or otherwise violate their contractual obligations as to us related to protection of our intellectual property. Any of these outcomes could impair our ability to enforce the exclusivity of our patents effectively, which may have an adverse impact on our business, financial condition, operating results, and prospects.

Due to constantly shifting global legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our ability to protect patents in any jurisdiction is uncertain and involves complex legal and factual questions, especially across countries. Accordingly, rights under any applicable patents that apply to us may not cover our product candidates or may not provide us with sufficient protection for our product candidates to afford a sustainable commercial advantage against competitive products or processes, including those from branded, generic, and OTC pharmaceutical companies. In addition, we cannot guarantee that any patents or other intellectual property rights will issue from any pending or future patent or other similar applications related to us. Even if patents or other intellectual property rights have issued or will issue, we cannot guarantee that the claims of these patents and other rights are or will be held valid or enforceable by the courts or other legal authorities, through injunction or otherwise, or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us in every country of commercial significance that we may target, or that a legislative or executive branch of government may alter the rights and enforceability thereof at any time.
Competitors in the field of dermatologic therapeutics have created a substantial amount of prior art, including scientific publications, abstracts, posters, presentations, patents and patent applications, and other public disclosures including on the Internet and various social media. Our ability to protect valid and enforceable patents and other intellectual property rights depends on whether the differences between our proprietary technology and the prior art allow our technology to be patentable over the prior art. We do not have outstanding issued patents covering all of the recent developments in our technology and are unsure of the patent protection that we will be successful in securing, if any. Even if the patents do issue successfully, third parties may design around or challenge the validity, enforceability, or scope of such issued patents or any other issued patents or intellectual property that apply to us, which may result in such patents and/or other intellectual property being narrowed, invalidated, or held unenforceable. If the breadth or strength of protection provided by the patents and other intellectual property we hold or pursue with respect to our product candidates is challenged, regardless of our future success, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize or finance, our product candidates.
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
Proprietary trade secrets and unpatented know-how and confidential information are also important to our business. Although we have taken steps to protect our trade secrets, unpatented know-how, and confidential information by entering into confidentiality and nondisclosure agreements with third parties and intellectual property protection agreements with officers, directors, employees, and certain consultants and advisors, there can be no assurance that binding agreements will not be breached or enforced by courts or other legal authorities, that we would have adequate remedies for any breach, including injunctive and other equitable relief, or that our trade secrets, unpatented know-how, and confidential information will not otherwise become known, be inadvertently disclosed by us or our agents and representatives, or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use, and if we and our agents or representatives inadvertently disclose trade secrets, unpatented know-how, and/or confidential information, we may not be allowed to retrieve the inadvertently disclosed trade secret, unpatented know-how, and/or confidential information and maintain the exclusivity we previously enjoyed.
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
Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly in developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to pharmaceuticals, and the judicial and government systems are often corrupt, apathetic, or ineffective, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our intellectual property rights generally. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our global patents and other rights at risk of being invalidated or interpreted narrowly and our global patent applications at risk of not issuing, and could provoke third parties to assert claims against us. We may not prevail in any lawsuit that we initiate or infringement action brought against us, and the damages or other remedies awarded, if any, may not be commercially meaningful when we are the plaintiff. When we are the defendant, we may be required to post large bonds to stay in the market while we defend ourselves from an infringement action.
In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patentholder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. Further, there is no guarantee that any country will not adopt or impose compulsory licensing in the future. In these situations, the royalty the court requires to be paid by the licenseholder receiving the compulsory license may not be calculated at fair market value and can be inconsequential, thereby disaffecting the patentholder’s business. In these countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could also materially diminish the value of those patents. This would limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license, especially in comparison to what we enjoy from enforcing our intellectual property rights in the U.S. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. For example, in Brazil, pharmaceutical patents require prior initial approval of the Brazilian health agency, ANVISA. Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America, it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent and similar agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of a patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay such fee. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to otherwise enter the market, which would have an adverse effect on our business, financial condition, operating results, and prospects.

In addition, countries continue to increase the fees that are charged to acquire, maintain, and enforce patents and other intellectual property rights, which may become prohibitive to initiate or continue paying in certain circumstances.
If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology or increase our financial or other obligations to our licensors.
We have entered into in-license arrangements with respect to certain of our product candidates. These license agreements impose various diligence, milestone, royalty, insurance, reporting, and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate or modify the license, or trigger other more disadvantageous contract clauses, in which event we may not be able to finance, develop or market the affected product candidate. The loss of such rights could expose us to liability and could materially adversely affect our business, financial condition, operating results, and prospects.
Our commercial success depends on our ability to develop, manufacture, market, and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties and do this in one or more countries. We cannot assure that marketing and selling such product candidates and using such technologies will not infringe existing or future patents or other intellectual property rights. Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents and other intellectual property rights are issued, the risk increases that others may assert that our product candidates, technologies, or methods of delivery or use(s) infringe their patent or other intellectual property rights. Moreover, it is not always clear to industry participants, including us, which patents and other intellectual property rights cover various drugs, biologics, drug delivery systems and formulations, manufacturing processes, or their methods of use, and which of these patents may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in our fields across many countries, there may be a risk that third parties may allege they have patent or other rights encompassing our product candidates, technologies, or methods.
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
Because we rely on certain third-party licensors, licensees, and partners and will continue to do so in the future, around the world, if one of our licensors, licensees, or partners is sued for infringing a third party’s intellectual property rights, this could expose us to liability, and our business, financial condition, operating results, and prospects could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors, licensees, and partners against claims of infringement caused by our proprietary technologies, and we have entered or may enter into cost-sharing agreements with some of our licensors, licensees, and partners that could require us to pay some of the costs of patent or other intellectual property rights litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.
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
As is common in the biotechnology and pharmaceutical industries, certain of our employees, officers, and directors were formerly employed by other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Moreover, we engage the services of advisors, consultants, and independent contractors to assist us in the development of our products and product candidates, many of whom were previously employed at, or may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, officers, directors, advisors, consultants, and independent contractors or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary confidential information of their former employers or their former or current customers. Although we have no knowledge of any such claims being alleged to date, if such claims were to arise, litigation may be necessary to defend against any such claims. Even if we are successful in defending against any such claims, any litigation like this could be protracted, expensive, a distraction to our management team, and/or board of directors, not viewed favorably by investors and other third parties, and may potentially result in an unfavorable outcome.
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

Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel, and directors of our board of directors. We are highly dependent on our management, scientific personnel, and our directors. In addition, as a development stage company, we are heavily reliant on equity awards to compensate our management, other personnel and directors, and we will be significantly limited in our ability to grant equity awards unless and until the number of authorized shares of our common stock and the number of shares of our common stock available for issuance pursuant to the 2020 Omnibus Long-Term Incentive Plan are increased, each of which would require stockholder approval. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan and in a way that complies with all applicable laws. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel or directors in the future due to the intense competition for qualified individuals among biotechnology, pharmaceutical, and other businesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are located in Boulder, Colorado, occupying approximately 3,038 square feet under a lease agreement that expires in October 2021 and includes two additional three-year renewal options. We use our current facilities primarily for research and development and general and administrative personnel. While we may seek to expand our current facilities or place certain operations in other states in the next 12 to 18 months, we believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our Company, nor is any such litigation threatened as of this filing.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
On August 31, 2019, Vical and Private Brickell completed the Merger. In accordance with the Merger, Merger Sub merged with and into Private Brickell, with Private Brickell surviving as a wholly-owned subsidiary of Vical. On August 31, 2019, immediately after the completion of the Merger, the Company changed its name from “Vical Incorporated” to “Brickell Biotech, Inc.” and Private Brickell changed its name from “Brickell Biotech, Inc.” to “Brickell Subsidiary, Inc.” Subsequent to the Merger, our common stock is traded on The Nasdaq Capital Market under the symbol “BBI.”
Holders
As of March 5, 2021, we had 196 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
Stock Repurchases
There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the year ended December 31, 2020.
Dividend Policy
We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Subject to these limitations, any future determination as to the payment of cash dividends on our common stock will be at our board of directors’ discretion and will depend on our financial condition, operating results, capital requirements, and other factors that our board of directors considers to be relevant.
Recent Sales of Unregistered Securities
In connection with the enrollment of the first patient in our Cardigan I Study in the U.S., on October 9, 2020, we issued to Bodor 480,769 shares of our common stock, based on the closing price of $1.04 per share of our common stock on October 8, 2020, as required by the Amended and Restated License Agreement. Such issuance was exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA
Omitted pursuant to amendments to Regulation S-K Item 301 that eliminated the requirement to disclose selected financial data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company focused on the development of innovative and differentiated prescription therapeutics for debilitating skin diseases with a focus on our lead asset for the treatment of hyperhidrosis. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®.

Our pivotal Phase 3 clinical-stage investigational product candidate, sofpironium bromide, is a new chemical entity that belongs to a class of medications called anticholinergics. Anticholinergics block the action of acetylcholine, a chemical that transmits signals within the nervous system that are responsible for a range of bodily functions, including activation of the sweat glands. Sofpironium bromide was retrometabolically designed. Retrometabolic drugs are designed to exert their action locally and are potentially rapidly metabolized to a less active form once absorbed into the blood. This proposed mechanism of action may allow for potentially highly effective doses to be used while limiting systemic side effects. We intend to develop sofpironium bromide as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary (underarm) hyperhidrosis.
Hyperhidrosis is a life-altering condition of sweating beyond what is physiologically required for thermoregulation of the body. It is believed to be caused by an overactive cholinergic response of the sweat glands and affects an estimated 15.3 million, or 4.8%, of the U.S. population. According to a 2016 update on the prevalence and severity of hyperhidrosis in the U.S. by Doolittle et al., axillary hyperhidrosis, which is the targeted first potential indication for sofpironium bromide, is the most common occurrence of hyperhidrosis, affecting approximately 65% of patients, or an estimated 10 million individuals, in the U.S.
Collaboration with Kaken in Asia
We and our development partner in Asia, Kaken, have conducted multiple clinical trials of sofpironium bromide gel that encompass over 1,300 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, PK, and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects.
In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% under the brand name ECCLOCK® for the once-daily treatment of primary axillary hyperhidrosis. Japan is the first country to approve sofpironium bromide, which also marks the first approval of a topical presentation product for the treatment of primary axillary hyperhidrosis in Japan. This approval was based on the results of Kaken’s Japanese pivotal Phase 3 registration study of sofpironium bromide gel, 5% in 281 patients with primary axillary hyperhidrosis, in which all primary and secondary efficacy endpoints demonstrated statistically significant differences between sofpironium bromide gel and vehicle. In addition, sofpironium bromide gel, 5% was observed to be safe and generally well tolerated in this study, as well as in the accompanying 52-week long-term safety extension study with 185 patients in Japan.
In November 2020, Kaken launched commercial sales of ECCLOCK® in Japan. This marked the first commercialization of sofpironium bromide worldwide. Under the Kaken Agreement, we are entitled to receive commercial milestone payments, as well as tiered royalties based on a percentage of net sales of sofpironium bromide gel in Japan. Furthermore, Kaken has rights to develop and commercialize sofpironium bromide in South Korea, China, and certain other Asian countries, and we are entitled to receive royalties based on a percentage of Kaken’s net sales in these countries.
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
Together with Kaken, we were granted by the Japanese Patent Office a composition of matter patent with claims directed to the novel polymorphic, or crystalline, forms of sofpironium bromide that are being commercialized by Kaken in Japan and would be by us in the U.S. subject to our own ongoing development efforts, and this patent is expected to provide additional protection for these newly developed and distinct forms in certain countries, including Japan, potentially through 2040.
Our Clinical Programs
U.S. Phase 3 Clinical Studies
Based on the positive results in the clinical trials for sofpironium bromide conducted globally to date by us and Kaken, we initiated during the fourth quarter of 2020 two U.S. pivotal Phase 3 clinical trials (also referred to as our Phase 3 Program or Cardigan Studies), which are both currently enrolling patients.
In October 2020, we initiated our first of two pivotal U.S. Phase 3 clinical studies evaluating sofpironium bromide gel, 15% for the treatment for primary axillary (underarm) hyperhidrosis, the Cardigan I Study. The Cardigan I Study is expected to enroll up to 350 subjects aged nine years and older with primary axillary hyperhidrosis and is a multicenter, randomized, double-blinded, vehicle (placebo)-controlled Phase 3 study to evaluate the safety and efficacy of topically applied sofpironium bromide gel, 15%. Subjects will apply sofpironium bromide or vehicle once daily at bedtime to their underarms for six consecutive weeks, with a two-week post-treatment follow-up. The co-primary efficacy endpoints of the Cardigan I Study include the proportion of subjects achieving at least a 2-point improvement on the HDSM-Ax scale, a proprietary and validated PRO measure, and change in GSP, each from baseline to EOT. In addition, safety and tolerability assessments will be performed throughout the study. As of the date of filing of this Annual Report, we have exceeded 50% enrollment in the Cardigan I study.
In December 2020, we initiated the second of the two pivotal U.S. Phase 3 clinical trials for sofpironium bromide gel, 15% for the primary axillary (underarm) hyperhidrosis, the Cardigan II Study. The Cardigan II Study will evaluate the safety and efficacy of sofpironium bromide gel, 15% versus vehicle in approximately 350 subjects aged nine years and older with primary axillary hyperhidrosis. As of the date of filing of this Annual Report, all investigational sites are activated, and enrollment of subjects has begun.
We expect to complete enrollment of the Cardigan Studies in the third quarter of 2021 and anticipate announcing topline results from the Cardigan Studies in the fourth quarter of 2021. If successful, the results from the Cardigan Studies are expected to form the basis of a prospective NDA in the U.S. for sofpironium bromide gel, 15% for the treatment of primary axillary hyperhidrosis.
Phase 3 Open-Label Long-Term Safety Study
In July 2020, we completed our 12-month Phase 3 open-label long-term safety study evaluating sofpironium gel 5% and 15% in 300 subjects aged nine years and older with primary axillary hyperhidrosis. The study results confirmed to us that sofpironium bromide gel, at both concentrations, was safe and generally well tolerated, which was consistent with the earlier Phase 2 clinical trial results. No treatment-related SAEs were observed.
AnGes Collaboration Agreement
In September 2020, we entered into a collaboration agreement with AnGes relating to the development and potential commercialization of AnGes’ proprietary investigational adjuvanted plasmid DNA vaccine intended to prevent COVID-19. Under the terms of the collaboration agreement, AnGes will continue to lead the development of its vaccine candidate in Japan, and we will provide information and know-how that could be relevant to such development efforts. If AnGes obtains positive results from its clinical studies in Japan and we are able to satisfy certain conditions, including raising the required development funding, we would have the right to lead the development efforts in the U.S. and certain emerging markets. If ultimately approved for sale in the applicable jurisdictions, AnGes would have commercial rights to the vaccine in Japan and we would have commercial rights in the U.S. and certain emerging markets on terms and conditions to be agreed with AnGes prior to any launch of a vaccine product. AnGes completed a Phase 1/2 study and is currently conducting a Phase 2/3 clinical study with its vaccine candidate in Japan. If the development process continues based on this effort, a larger Phase 3 registration study will be required for any regulatory approval.
Significant Financing and Licensing Arrangements
Public Offerings of Common Stock and Warrants
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of our common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of our common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants.

In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of our common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of our common stock. The common warrants were immediately exercisable at a price of $1.25 per share of our common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants.
We are using the proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreement
In April 2020, we entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) as our sales agent (the “Agent”). Pursuant to the terms of the ATM Agreement, we may sell from time to time through the Agent shares of our common stock having an aggregate offering price of up to $8.0 million (the “Shares”). The Shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the Shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agent. Under the terms of the ATM Agreement, we may also sell the Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the Shares to the Agent as principal would be pursuant to the terms of a separate placement notice between us and the Agent. We will be significantly limited in our ability to sell shares of our common stock under the ATM Agreement unless and until the number of authorized shares of our common stock is increased, which would require stockholder approval. During the year ended December 31, 2020, we sold 4,360,167 Shares under the ATM Agreement at a weighted-average price of $0.85 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to Oppenheimer as Agent plus initial expenses for executing the ATM Agreement. Subsequent to December 31, 2020, and through March 9, 2021, we sold 1,083,548 shares of common stock under the ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of $1.6 million.
Private Placement Offerings
In February 2020, we and Lincoln Park entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 950,000 shares of common stock (the “Common Shares”), (ii) a warrant to initially purchase an aggregate of up to 606,420 shares of common stock at an exercise price of $0.01 per share (the “Series A Warrant”), and (iii) a warrant to initially purchase an aggregate of up to 1,556,420 shares of common stock at an exercise price of $1.16 per share (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to

150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. As of December 31, 2020, we have not made any sales of our common stock under the Purchase Agreement.
We agreed with Lincoln Park that we will not enter into any “variable rate” transactions with any third party, subject to certain exceptions, for a period defined in the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.
Amended and Restated License Agreement with Bodor
In February 2020, we, together with Brickell Subsidiary and Bodor entered into the Amended and Restated License Agreement, which supersedes the License Agreement, dated December 15, 2012, entered into between Brickell Subsidiary and Bodor, as amended by Amendment No. 1 to License Agreement, effective as of October 21, 2013, and Amendment No. 2 to License Agreement, effective as of March 31, 2015.
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. In exchange for entering into the Amended and Restated License Agreement, settling the previously disclosed dispute, and resolving the associated litigation between us and Bodor, we made an upfront payment of $1.0 million in cash to Bodor following the execution of the Amended and Restated License Agreement and the settlement agreement by and among the Company, Brickell Subsidiary, and Bodor, dated February 17, 2020. Additionally, under the original License Agreement and the Amended and Restated License Agreement, we are required to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $1.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.5 million of shares of our common stock upon the achievement of certain development, regulatory and other milestones, including the enrollment of the first patient in the U.S. Phase 3 trials. Based on the foregoing, we made a $0.5 million milestone payment to Bodor in June 2020 following the closing of the June 2020 Offering. Additionally, in October 2020, in association with the enrollment of the first patient in our U.S. Phase 3 pivotal program, we made a cash payment of $0.5 million and issued $0.5 million, or 480,769 shares, of our common stock to Bodor. As a result, during the year ended December 31, 2020, we recorded an aggregate of $1.5 million as research and development expense in the consolidated statements of operations. Further, following December 31, 2020, we have begun to pay Bodor the required royalties based on the royalty revenue we have recognized from Kaken’s net sales of sofpironium bromide in Japan.
Financial Overview
Our operations to date have been limited to business planning, raising capital, developing our pipeline assets (in particular sofpironium bromide), identifying product candidates, conducting clinical trials, and other research and development. To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, funds received from license and collaboration agreements, and cash and investments acquired in connection with the Merger. We do not have any products approved for sale and have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $20.9 million and $23.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $105.9 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic collaboration agreements for the development and commercialization of our product candidates. Our strategic collaboration agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, and royalties. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to 2020, we had not recognized any royalty revenue from any collaboration arrangement. During the year ended December 31, 2020, pursuant to the Kaken Agreement, we began recognizing royalty revenue earned on a percentage of sales of sofpironium bromide in Japan, and we expect to continue to recognize such royalties going forward. Other than the revenue we may generate in connection with this agreement, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
Research and Development Expenses
Research and development expenses principally consist of payments to third parties known as CROs. These CROs help plan, organize, and conduct clinical and nonclinical studies under our direction. Personnel costs, including wages, benefits, and share-based compensation, related to our research and development staff in support of product development activities are also included, as well as costs incurred for supplies, preclinical studies and toxicology tests, consultants, and facility and related overhead costs.
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

	Year Ended December 31,
	2020	2019

	(in thousands)
Direct program expenses related to sofpironium bromide	$7,944	$16,917
Personnel and other expenses
Salaries, benefits, and stock-based compensation	2,895	3,068
Regulatory and compliance	222	177
Other expenses	155	52
Total research and development expenses	$11,216	$20,214

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
Total Other Income, Net
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
Interest Expense
Interest expense historically consisted primarily of interest and amortization related to the issuance of $7.4 million of convertible promissory note principal during the year ended December 31, 2019, and principal borrowings of $7.5 million provided by the loan and security agreement entered into with Hercules Capital, Inc. on February 18, 2016 (the “Loan Agreement”). In August 2019, the convertible promissory notes were converted and the Loan Agreement was repaid, and therefore, there was no interest expense thereafter related to these agreements.
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
We accounted for the warrants as liabilities at their estimated fair value. The warrants were subject to remeasurement to fair value at each balance sheet date, and any fair value adjustments were recognized in the consolidated statements of operations within the “Change in fair value of warrant and derivative liability” line item. The liability was adjusted for changes in fair value through August 2019, and at that time the final warrant liability fair value was reclassified to equity in the consolidated balance sheets and no longer remeasured to fair value each period.
Critical Accounting Policies and Estimates
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition, accrued research and development expenses, convertible promissory notes, redeemable convertible preferred stock, warrants, and stock-based compensation. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.

For information on our significant accounting policies, please refer to Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Revenue Recognition
We currently recognize revenue generated primarily from licensing and royalty fees received under the Kaken Agreement. The terms of the agreement include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.
We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), we perform the following five steps: (i) identify the promised goods or services in the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as the entity satisfies a performance obligation.
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
Milestone payments
At the inception of each arrangement that includes milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price, which is then allocated to each performance obligation. Milestone payments that are not within our control or the control of our partner, such as approvals from regulators, are not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment and future periods through the end of the performance obligation period.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and where the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Prior to 2020, we had not recognized any royalty revenue from any collaboration arrangement. During the year ended December 31, 2020, pursuant to the Kaken Agreement, we recognized revenue related to tiered royalties earned on a percentage of net sales of sofpironium bromide in Japan of approximately $27 thousand.
For a complete discussion of accounting for collaboration licensing agreements, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report. Our revenue to date has been generated primarily from licensing and development fees received under the Kaken Agreement.

Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, clinical studies, clinical manufacturing costs, salaries and employee benefits, toxicology studies, allocations of various overhead, and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers.
As part of the process of recording research and development costs, we are required to estimate and accrue expenses. This process involves the following:
•communicating with appropriate internal personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual cost;
•    estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and
•    periodically confirming the accuracy of our estimates with service providers and making adjustments, if necessary.
Examples of estimated research and development expenses that we accrue include:
•payments to CROs in connection with preclinical and toxicology studies and clinical trials;
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
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Annual Report, we believe that the impact of recently issued guidance to be adopted in the future is not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations
Comparison of the Year Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019
	(in thousands)
Revenue	$1,822	$7,917
Research and development expenses	(11,216)	(20,214)
General and administrative expenses	(11,582)	(12,171)
Total other income, net	63	591
Net loss	$(20,913)	$(23,877)

Revenue
Revenue decreased by $6.1 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. Revenue in both periods was driven primarily by collaboration revenue recognized for research and development activities related to the Kaken Agreement for which Kaken provided research and development funding. The decrease in revenue recognized was attributable to our Phase 3 open-label long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were ongoing in 2019 but were concluded or winding down by the end of the first quarter of 2020. Conducting these studies was the basis for revenue recognition over time, through the third quarter of 2020, of a $15.6 million research and development payment received from Kaken in the second quarter of 2018. During the fourth quarter of 2020, pursuant to the Kaken Agreement, we began recognizing royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan, which amounted to approximately $27 thousand in that quarter, however we did not receive any cash related to such royalties because Kaken instead offset amounts we owed it under the Clinical Supply Agreement.
Research and Development Expenses
Research and development expenses decreased by $9.0 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, which was primarily due to a decrease in clinical and other related regulatory and compliance costs related to sofpironium bromide. Our Phase 3, open-label, long-term safety study of sofpironium bromide gel and other ancillary clinical studies were ongoing in 2019, but were concluded or winding down by the end of the first quarter of 2020. We began incurring greater research and development costs upon the initiation of our Phase 3 Cardigan Studies in the fourth quarter of 2020.
General and Administrative Expenses
General and administrative expenses decreased by $0.6 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was primarily due to reduced professional fees of $1.8 million resulting from legal and other fees incurred in 2019 related to the Merger that did not recur in 2020, as well as reduced impairment expense of $0.8 million in 2020 compared to 2019. These reduced expenses were partially offset by higher costs in 2020 of $2.0 million for compensation-related expense and $0.8 million for directors’ and officers’ liability insurance due to becoming a public company.
Total Other Income, Net
Total other income, net decreased by $0.5 million for the year ended December 31, 2020, compared to the year ended December 31, 2019. The change was primarily due to a gain of $2.3 million related to the conversion of the convertible promissory notes in August 2019 and a gain of $0.2 million resulting from fair value adjustments to warrant liabilities during the year ended December 31, 2019, both of which did not recur in 2020. These gains were partially offset by a decrease of $2.1 million in interest expense related to the issuance of convertible promissory notes in 2019 and principal borrowings provided by the Loan Agreement with a former lender.

Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the years ended December 31, 2020 and 2019, we had a net loss of $20.9 million and $23.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $105.9 million. As of December 31, 2020, we had cash and cash equivalents and marketable securities of $30.1 million compared to $11.7 million as of December 31, 2019. Subsequent to December 31, 2020, we received aggregate proceeds of $10.5 million from warrant exercises and sales of shares of our common stock under the ATM Agreement. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, payments received under strategic license and collaboration agreements, and cash and investments acquired in the Merger.
We believe that our cash and cash equivalents as of December 31, 2020, along with aggregate cash proceeds received subsequent to December 31, 2020 of $10.5 million from warrant exercises and sales of shares of our common stock under the ATM Agreement, are sufficient to fund our operations for at least the next 12 months from the issuance of this Annual Report. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and commercial related activities.
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net cash used in operating activities	$(20,034)	$(35,981)
Net cash provided by investing activities	4,477	32,510
Net cash provided by financing activities	38,440	2,636
Net change in cash and cash equivalents	$22,883	$(835)

Operating Activities
Net cash used in operating activities of $20.0 million during the year ended December 31, 2020 decreased compared to $36.0 million during the prior year primarily due to the combined effect of a change in working capital of $12.0 million, which included $6.1 million due to changes in deferred revenue and $7.4 million due to changes in prepaid expenses related to clinical trials, a decrease in net loss of $3.0 million, a reduction associated with the 2019 gain on extinguishment of debt of $2.3 million, and an increase associated with the 2019 amortization of a convertible promissory notes discount of $1.4 million.
Investing Activities
Net cash provided by investing activities of $4.5 million during the year ended December 31, 2020 decreased compared to $32.5 million during the prior year. The $28.0 million decrease was primarily the result of a reduction in 2020 in maturities of marketable securities by $15.0 million and cash received from Vical in the Merger of $13.0 million in 2019.
Financing Activities
Net cash provided by financing activities of $38.4 million during the year ended December 31, 2020 increased compared to $2.6 million during the prior year. The increase was primarily related to higher net proceeds received in the 2020 period from the issuance of common stock and warrants of $38.0 million and proceeds from the issuance of a note payable of $0.4 million, compared to net proceeds received in 2019 from the issuance of convertible promissory notes of $7.4 million, partially offset by the repayment of principal associated with the Loan Agreement in the 2019 period of $4.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Brickell Biotech, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brickell Biotech, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “ consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Research and development costs

Description of the Matter
The Company incurred $11.2 million for research and development expenses for the year ended December 31, 2020, and accrued $3.7 million and prepaid $2.3 million of research and development expenses at December 31, 2020. The completeness and valuation of certain clinical study fees incurred in the Company's accrued research and development costs are subject to risk of estimation uncertainty related to services received and efforts expended. As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.
Auditing research and development costs was complex and judgmental due to the significant estimation required by management in determining the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. The Company has contracts with multiple contract research organizations (“CROs”) that conduct and manage clinical studies on its behalf. The payment terms of these agreements vary from contract to contract and may result in uneven payment flows.

How We Addressed the Matter in Our Audit	To test the estimated research and development costs, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above, testing the underlying data used by management, and assessing the historical accuracy of management’s estimates. We performed inquiries of clinical research managers to understand the status of significant trials, discussed any delays or new developments with the studies to understand the impact of the activity on the accounting for the studies, and confirmed directly with CROs the status of significant cost drivers, such as patient enrollment and site activation.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.
Denver, Colorado
March 9, 2021

BRICKELL BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2020	2019

Assets
Current assets:
Cash and cash equivalents	$30,115	$7,232
Marketable securities, available-for-sale	—	4,497
Prepaid expenses and other current assets	3,415	6,240
Total current assets	33,530	17,969
Property and equipment, net	30	16
Operating lease right-of-use asset	74	159
Total assets	$33,634	$18,144
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$568	$2,245
Accrued liabilities	5,420	6,379
Lease liability, current portion	74	78
Deferred revenue	—	1,795
Note payable, current portion	291	—
Total current liabilities	6,353	10,497
Lease liability, net of current portion	—	73
Note payable, net of current portion	146	—
Total liabilities	6,499	10,570
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 and 50,000,000 shares authorized at December 31, 2020 and 2019, respectively; 53,551,461 and 8,480,968 shares issued and outstanding at December 31, 2020 and 2019, respectively	536	85
Additional paid-in capital	132,492	92,497
Accumulated other comprehensive loss	—	(28)
Accumulated deficit	(105,893)	(84,980)
Total stockholders’ equity	27,135	7,574
Total liabilities and stockholders’ equity	$33,634	$18,144

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue
Collaboration revenue	$1,795	$7,917
Royalty revenue	27	—
Total revenue	1,822	7,917

Operating expenses:
Research and development	11,216	20,214
General and administrative	11,582	12,171
Total operating expenses	22,798	32,385
Loss from operations	(20,976)	(24,468)
Investment and other income, net	63	157
Gain on extinguishment	—	2,318
Interest expense	—	(2,096)
Change in fair value of warrant and derivative liability	—	212
Net loss	(20,913)	(23,877)
Reduction of redeemable convertible preferred stock to redemption value	—	10,274
Net loss attributable to common stockholders	$(20,913)	$(13,603)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.85)	$(4.50)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	24,514,157	3,023,023

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2020	2019
Net loss	$(20,913)	$(23,877)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities arising during holding period, net of tax benefit of $0	28	(28)
Total comprehensive loss	$(20,885)	$(23,905)

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Series A, B, C & C-1 Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Carrying Value	Shares	Par Value
Balance, December 31, 2018	1,256,466	$58,290	589,001	$6	$—	$—	$(71,624)	$(71,618)
Reduction of redeemable convertible preferred stock to redemption value	—	(10,274)	—	—	(247)	—	10,521	10,274
Conversion of redeemable convertible preferred stock and preferred stock dividends to common stock	(1,256,466)	(48,016)	2,783,951	28	47,988	—	—	48,016
Common stock issued in recapitalization	—	—	3,367,988	34	36,059	—	—	36,093
Conversion of convertible notes payable and accrued interest to common stock	—	—	1,069,740	10	5,082	—	—	5,092
Reclassification of warrant liability to equity	—	—	—	—	1,511	—	—	1,511
Issuance of common stock upon exercise of warrants	—	—	670,288	7	40	—	—	47
Common stock warrants issued in connection with the research and development funding liability, net of cancellations	—	—	—	—	532	—	—	532
Stock-based compensation	—	—	—	—	1,532	—	—	1,532
Unrealized loss on available-for-sale marketable securities	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	(23,877)	(23,877)
Balance, December 31, 2019	—	—	8,480,968	85	92,497	(28)	(84,980)	7,574
Common stock and warrants issued, net of issuance costs of $2,840	—	—	39,103,810	391	37,586	—	—	37,977
Issuance of common stock upon exercise of warrants	—	—	5,367,392	54	(28)	—	—	26
Issuance of common stock under license agreement	—	—	480,769	5	495	—	—	500
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	118,522	1	(51)	—	—	(50)
Stock-based compensation	—	—	—	—	1,993	—	—	1,993
Unrealized gain on available-for-sale marketable securities	—	—	—	—	—	28	—	28
Net loss	—	—	—	—	—	—	(20,913)	(20,913)
Balance, December 31, 2020	—	$—	53,551,461	$536	$132,492	$—	$(105,893)	$27,135

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,913)	$(23,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,993	1,532
Issuance of common stock under license agreement	500	—
Depreciation	10	28
Reduction (accretion) of discount on marketable securities	25	(41)
Non-cash interest expense	—	666
Impairment expense	—	441
Change in fair value of contingent consideration	—	(145)
Change in fair value of warrant and derivative liability	—	(212)
Gain on extinguishment	—	(2,318)
Amortization of discounts and financing costs	—	1,575
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,833	(4,562)
Accounts payable	(1,677)	(1,822)
Accrued liabilities	(1,010)	671
Deferred revenue	(1,795)	(7,917)
Net cash used in operating activities	(20,034)	(35,981)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of marketable securities	4,500	19,500
Capital expenditures	(23)	(7)
Cash and cash equivalents acquired in recapitalization	—	13,017
Net cash provided by investing activities	4,477	32,510
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants, net of issuance costs	37,977	—
Proceeds from the issuance of note payable	437	—
Proceeds from the exercise of warrants	26	47
Proceeds from issuance of convertible promissory notes	—	7,397
Payments of principal of note payable	—	(4,808)
Net cash provided by financing activities	38,440	2,636
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,883	(835)
CASH AND CASH EQUIVALENTS—BEGINNING	7,232	8,067
CASH AND CASH EQUIVALENTS—ENDING	$30,115	$7,232

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended December 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information:
Interest paid	$—	$432
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of redeemable convertible preferred stock and preferred stock dividends to common stock	$—	$48,016
Shares issued in recapitalization	$—	$23,076
Reduction of redeemable convertible preferred stock to redemption value	$—	$(10,376)
Conversion of convertible promissory notes and interest to common stock	$—	$8,063
Warrants to purchase common stock issued with convertible promissory notes	$—	$1,492
Derivative liability issued with convertible promissory notes	$—	$1,442
Warrants to purchase common stock issued with funding agreement	$—	$876
Accretion of redeemable convertible preferred stock issuance costs	$—	$103

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Brickell Biotech, Inc. (the “Company” or “Brickell”) is a clinical-stage pharmaceutical company focused on the development of innovative and differentiated prescription therapeutics for debilitating skin diseases with a focus on our lead asset for the treatment of hyperhidrosis. The Company’s pivotal Phase 3 clinical-stage investigational product candidate, sofpironium bromide, is a new chemical entity that belongs to a class of medications called anticholinergics. The Company intends to develop sofpironium bromide as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis. The Company’s operations to date have been limited to business planning, raising capital, developing its pipeline assets (in particular sofpironium bromide), identifying product candidates, conducting clinical trials, and other research and development.
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
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the year ended December 31, 2020, the Company had a net loss of $20.9 million and net cash used in operating activities of $20.0 million. As of December 31, 2020, the Company had cash and cash equivalents of $30.1 million and an accumulated deficit of $105.9 million.
The Company believes that its cash and cash equivalents as of December 31, 2020, along with the cash proceeds received subsequent to December 31, 2020 as disclosed in Note 10. Subsequent Events, are sufficient to fund its operations for at least the next 12 months from the issuance of these consolidated financial statements. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and commercial related activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc., and are presented in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Use of Estimates
The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
Risks and Uncertainties
The Company’s business is subject to significant risks common to early-stage companies in the pharmaceutical industry including, but not limited to, the ability to develop appropriate formulations, scale up and produce the compounds; dependence on collaborative parties; uncertainties associated with obtaining and enforcing patents and other intellectual property rights; clinical implementation and success; the lengthy and expensive regulatory approval process; compliance with regulatory and other legal requirements; competition from other products; uncertainty of broad adoption of its approved products, if any, by physicians and patients; significant competition; ability to manage third-party manufacturers, suppliers, contract research organizations, business partners and other alliances; and obtaining additional financing to fund the Company’s efforts.
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
The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to develop and, if successful, commercialize its product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.
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
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Depreciation expense amounted to approximately $10 thousand and $28 thousand for the years ended December 31, 2020 and 2019, respectively.
Fair Value Measurements
Fair value is the price that the Company would receive to sell an asset or pay to transfer a liability in a timely transaction with an independent counterparty in the principal market, or in the absence of a principal market, the most advantageous market for the asset or liability. A three-tier hierarchy is established to distinguish between (1) inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs), and establishes a classification of fair value measurements for disclosure purposes.
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

	Level 1 (1)
	December 31,
	2020	2019
Assets:
Money market funds	$29,182	$7,232
U.S. treasuries	—	4,497
Total	$29,182	$11,729
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
Securities classified as available-for-sale are measured at fair value, including accrued interest, with temporary unrealized gains and losses reported as a component of stockholders’ equity until their disposition. The Company reviews available-for-sale securities at the end of each period to determine whether they remain available-for-sale based on its then-current intent. The cost of securities sold is based on the specific identification method. The securities are subject to a periodic impairment review. An impairment charge would occur when a decline in the fair value of the investments below the cost basis is judged to be other-than-temporary.
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
To date, the Company has not received approval for any drug candidates from the FDA.
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
The Company evaluates collaboration arrangements to determine whether units of account within the collaboration arrangement exhibit the characteristics of a vendor and customer relationship. The Company determined that the licenses transferred to Kaken in exchange for the upfront fee were representative of this type of relationship. If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other performance obligations, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition on a prospective basis.
Under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), the Company evaluated the terms of the Kaken Agreement, and the transfer of intellectual property and manufacturing rights (the “license”) was identified as the only performance obligation as of the inception of the agreement. The Company concluded that the license for the intellectual property was distinct from its ongoing supply obligations. The Company further determined that the transaction price under the arrangement was comprised of the $11.0 million upfront payment, which was allocated to the license performance obligation. The future potential milestone amounts were not included in the transaction price, as they were all determined to be fully constrained. As part of its evaluation of the development and regulatory milestones constraint, the Company determined that the achievement of such milestones was contingent upon success in future clinical trials and regulatory approvals, each of which was uncertain at that time. The Company re-evaluates the transaction price each quarter and as uncertain events are resolved or other changes in circumstances occur. Future potential milestone amounts would be recognized as revenue from collaboration arrangements, if and when they become unconstrained. The remainder of the arrangement, which largely consisted of both parties incurring costs in their respective territories, provides for the reimbursement of the ongoing supply costs. These costs were representative of a collaboration arrangement outside of the scope of Topic 606 as they do not have the characteristics of a vendor and customer relationship.

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
During the years ended December 31, 2020 and 2019, the Company recognized revenue of $1.8 million and $7.9 million, respectively, related to the Kaken R&D Payment. As of December 31, 2019, the Company had a deferred revenue balance related to the Kaken R&D Payment of $1.8 million, which is recorded as deferred revenue on the accompanying consolidated balance sheet. As of December 31, 2020, there was no remaining deferred revenue balance related to the Kaken R&D Payment.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, or other revenues and earnings in the period of adjustment.
To date, Kaken has paid the Company $10.0 million in milestone payments under the Kaken Agreement.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Prior to 2020, the Company had not recognized any royalty revenue from any collaboration arrangement. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% for the treatment of primary axillary (underarm) hyperhidrosis. During the year ended December 31, 2020, the Company recognized royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan of approximately $27 thousand.
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, clinical studies, clinical manufacturing costs, salaries and employee benefits, toxicology studies, allocations of various overhead, and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers.

Clinical Trial Accruals
Expense accruals related to clinical trials are based on the Company’s estimates of services received and efforts expended pursuant to contracts with multiple research institutions and third-party clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.
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
The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2020	2019
Outstanding warrants	40,389,431	720,982
Outstanding options	4,688,625	525,665
Unvested restricted stock units	143,000	—
Total	45,221,056	1,246,647

Income Taxes
The Company accounts for income taxes by using an asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to the extent it is more likely than not that a deferred tax asset will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.
The Company’s significant deferred tax assets are for net operating loss carryforwards, tax credits, accruals and reserves, and capitalized start-up costs. The Company has provided a valuation allowance for its entire net deferred tax assets since inception as, due to its history of operating losses, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized.
The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses were recognized during the years ended December 31, 2020 and 2019.

Segment Data
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is identifying, developing, and commercializing innovative and differentiated therapeutics for the treatment of skin diseases. Management uses one measurement of profitability and does not segregate its business for internal reporting. All tangible assets are held in the U.S.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on the Company's consolidated financial statements or disclosures.

NOTE 3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued contracted research and development services	$3,733	$4,532
Accrued compensation	1,369	59
Accrued professional fees	318	1,788
Total	$5,420	$6,379

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
The embedded derivative for the Prom Notes was carried on the Company’s consolidated balance sheets at fair value. The derivative liability was marked-to-market each measurement period and any change in fair value was recorded as a component of the statements of operations. The fair value of the derivative liabilities on the date of issuance of $1.4 million was determined with the assistance of a third-party valuation firm. The fair value of the conversion feature was recorded as a debt discount upon issuance and was amortized to interest expense over the term of the Prom Notes based on the effective interest method.
During the year ended December 31, 2019, the Company recognized $2.0 million of interest expense, including $0.8 million of accretion of discounts using an effective interest rate of 12.0%. As a result of the conversion on August 31, 2019, the Prom Notes payable, warrant liability, and derivative liability balances were reclassified to equity in the consolidated balance sheets. A gain of $2.3 million resulted from the conversion of the Prom Notes, which was included in a gain on extinguishment line in the consolidated statements of operations. During the year ended December 31, 2020, no interest expense was recognized.

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
On September 3, 2019, the Company repaid the remaining outstanding loan balance of $2.6 million and an associated accrued interest and aggregate end-of-term payment of $0.6 million, and the Loan Agreement was terminated. At the effective time of the Merger, the warrant liability was reclassified to equity in the consolidated balance sheets. As of December 31, 2020, there were no remaining unaccreted debt discounts and issuance costs.
Paycheck Protection Program
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is reported in the consolidated balance sheet as of December 31, 2020, within the current and long-term note payable line items. A PPP loan is for the purpose of helping businesses keep their workforce employed during the COVID-19 crisis. The Company used the PPP Loan proceeds to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act.
The PPP Loan is in the principal amount of $0.4 million, bears interest at a fixed rate of 1.00% per annum, and matures on November 15, 2022. The PPP Loan requires equal monthly payments of principal and interest commencing on either (1) the date that Small Business Administration remits the Company’s loan forgiveness amount to IberiaBank or (2) 10 months after the end of the Company’s loan forgiveness covered period. The PPP Loan may be prepaid by the Company at any time prior to maturity without penalty. As of December 31, 2020, the Company evaluated the uses of proceeds under the PPP Loan with respect to the relevant terms and conditions of the CARES Act and believes that the full amount of the loan is subject to forgiveness. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which has not yet been granted.

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
The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019 by calculating the present value of lease payments, discounted at the Company’s estimated incremental borrowing rate of 12.0%, over the 2.8 years expected remaining term. As the Company’s lease does not provide an implicit rate, the Company estimated the incremental borrowing rate based on industry peers. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics, including the progress of clinical trials and therapeutic indications. Amortization of the operating lease right-of-use asset for the Boulder Lease amounted to $0.1 million for the year ended December 31, 2020, which was included in operating expense.
The terms of the Boulder Lease provide for monthly rental payments on a graduated scale. Lease expense for each of the years ended December 31, 2020 and 2019 was $0.1 million.
The following is a summary of the contractual obligations related to operating lease commitments as of December 31, 2020, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Less than 1 year	$78
Imputed interest	(4)
Total	$74

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
The Amended and Restated License Agreement retains with the Company a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. In exchange for entering into the Amended and Restated License Agreement, settling the previously disclosed dispute, and resolving the associated litigation between the Company and Bodor, the Company made an upfront payment of $1.0 million in cash to Bodor following the execution of the Amended and Restated License Agreement and the settlement agreement by and among the Company, Brickell Subsidiary, and Bodor, dated February 17, 2020. Additionally, under the original License Agreement and the Amended and Restated License Agreement, the Company is required to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties the Company receives from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; and (iv) up to an aggregate of $1.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.5 million of shares of the Company’s common stock upon the achievement of certain development, regulatory and other milestones, including the enrollment of the first patient in the U.S. Phase 3 trials. Based on the foregoing, the Company made a $0.5 million milestone payment to Bodor in June 2020 following the closing of the June 2020 Offering (see Note 7. “Capital Stock”). Additionally, in October 2020, in association with the enrollment of the first patient in its U.S. Phase 3 pivotal program, the Company made a cash payment of $0.5 million and issued $0.5 million, or 480,769 shares, of the Company’s common stock to Bodor. As a result, during the year ended December 31, 2020, the Company recorded an aggregate of $1.5 million as research and development expense in the consolidated statements of operations.

NOTE 7. CAPITAL STOCK
Common Stock
Under the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.01 per share. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company has reserved authorized shares of common stock for future issuance at December 31, 2020 as follows:

December 31, 2020
Common stock warrants	40,389,431
Common stock options outstanding	4,688,625
Shares available for grant under the Omnibus Plan	2,062,535
Unvested restricted stock units	143,000
Total	47,283,591

The Company will be significantly limited in its ability to sell shares of its common stock under the Purchase Agreement or ATM Agreement described below unless and until the number of authorized shares of common stock of the Company is increased, which would require stockholder approval.
Public Offerings of Common Stock and Warrants
In October 2020, the Company completed a sale of 19,003,510 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants.
In June 2020, the Company completed a sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants.
The Company is using the net proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreement
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) as the Company’s sales agent (the “Agent”). Pursuant to the terms of the ATM Agreement, the Company may sell from time to time through the Agent shares of its common stock having an aggregate offering price of up to $8.0 million (the “Shares”). The Shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the Shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agent. Under the terms of the ATM Agreement, the Company may also sell the Shares from time to time to the Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the Shares to the Agent as principal would be pursuant to the terms of a separate placement notice between the Company and the Agent. During the year ended December 31, 2020, the

Company sold 4,360,167 Shares under the ATM Agreement at a weighted-average price of $0.85 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to Oppenheimer as Agent plus initial expenses for executing the ATM Agreement.
Private Placement Offerings
In February 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and the Company sold, (i) an aggregate of 950,000 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 606,420 shares of common stock at an exercise price of $0.01 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 1,556,420 shares of common stock at an exercise price of $1.16 per share (the “Series B Warrant,” and together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. As of December 31, 2020, the Company has not made any sales of its common stock under the Purchase Agreement.
The Company agreed with Lincoln Park that it will not enter into any “variable rate” transactions with any third party, subject to certain exceptions, for a period defined in the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty.
The Securities Purchase Agreement, the Purchase Agreement, and the Registration Rights Agreement contain customary representations, warranties, agreements, and conditions to completing future sale transactions, indemnification rights, and obligations of the parties.
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of December 31, 2020, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
2020 Omnibus Plan
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no additional grants will be made pursuant to the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. On August 31, 2020, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 4,500,000. As of December 31, 2020, 5,125,000 shares were authorized under the Omnibus Plan and 3,295,832 shares were subject to outstanding awards under the Omnibus Plan. As of December 31, 2020, 2,062,535 shares remained available for grant under the Omnibus Plan, subject to limitations as a result of the limited number of available shares due to the Company’s number of authorized shares of common stock at that date.
2009 Equity Incentive Plan
The 2009 Plan was replaced by the Omnibus Plan on April 20, 2020, and as a result, as of December 31, 2020, there were no remaining shares available for new grants under the 2009 Plan. However, as of December 31, 2020, 1,282,381 shares were subject to outstanding awards under the 2009 Plan, which awards remain outstanding in accordance with their terms.
Vical Equity Incentive Plan
In connection with the Merger, the Company adopted the Vical Plan, which was replaced by the Omnibus Plan on April 20, 2020. As a result, as of December 31, 2020, there were no remaining shares available for new grants under the Vical Plan. However, as of December 31, 2020, 253,412 shares were subject to outstanding awards under the Vical Plan, which awards remain outstanding in accordance with their terms.
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
Management has estimated a forfeiture rate of 11% based on past history, forfeiture rates, and the individuals receiving the options. The Company monitors actual forfeiture experience and periodically updates forfeiture estimates based on actual experience.
Stock Options
During the year ended December 31, 2020, the Company granted 3,309,334 stock options to purchase shares of the Company’s common stock with a weighted-average grant date fair value of $0.52 per share and a weighted-average exercise price of $0.80 per share. During the year ended December 31, 2019, the Company granted 1,088,260 stock options with a weighted-average grant date fair value of $3.30 per share and a weighted-average exercise price of $4.67 per share.
The assumptions used to calculate the fair value of stock options granted are as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2020	2019
Expected term	6.0 years	6.1 years
Expected volatility	73.0%	83.2%
Risk-free interest rate	0.4%	1.4%
Expected dividend yield	—%	—%

A summary of stock option activity under the Company’s incentive plans is as follows:

	Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (In Years)
Outstanding as of December 31, 2019	1,793,602	$13.00	$4,971	8.49
Granted	3,309,334	$0.80
Forfeited or expired	(414,311)	$9.98
Outstanding as of December 31, 2020	4,688,625	$4.66	$—	9.04
Options vested and exercisable as of December 31, 2020	809,309	$18.37	$—	6.75

As of December 31, 2020, the Company had $4.7 million of total unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Restricted Stock Units
Restricted stock unit (“RSU”) activity during the year ended December 31, 2020 is shown below. There was no RSU-related activity during the year ended December 31, 2019.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2019	—	$—
Granted	360,205	$1.21
Vested and settled	(170,037)	$1.04
Forfeited	(47,168)	$1.35
Unvested as of December 31, 2020	143,000	$1.38

The total grant date fair value and the total vest date fair value of RSUs vested during the year ended December 31, 2020 were both $0.2 million. As of December 31, 2020, unrecognized share-based compensation expense related to service-condition RSU awards was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock-based Compensation Expense
Total stock-based compensation expense reported in the consolidated statements of operations was allocated as follows (in thousands):

	Year Ended December 31,
	2020	2019
Research and development	$392	$349
General and administrative	1,601	1,183
Total stock-based compensation expense	$1,993	$1,532

NOTE 9. INCOME TAXES
During the years ended December 31, 2020 and 2019, the Company recorded no income tax benefits for the net operating loss (“NOL”) incurred in each year, due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	3.80	3.16
Research and development tax credits	0.11	3.25
Permanent differences and other	0.18	(2.51)
Transaction costs	—	(1.88)
Stock-based compensation	(1.35)	(1.02)
Change in tax rate	(0.32)	0.02
Change in deferred tax asset valuation allowance	(23.42)	(22.02)
Effective income tax rate	—%	—%

Approximate deferred tax assets (liabilities) resulting from timing differences between financial and tax bases were associated with the following items (in thousands):

	Year Ended December 31,
	2020	2019
Net operating loss carryforwards	$90,035	$82,703
Research and development credit	15,566	15,509
Depreciable assets	8,356	10,443
Accrued expenses	818	719
Deferred revenue	—	449
Intangible assets	361	415
Stock-based compensation	373	332
Other	22	63
Net deferred tax asset	115,531	110,633
Less: valuation allowance	(115,531)	(110,633)
Net deferred tax assets	$—	$—

As of December 31, 2020, the Company had deferred tax assets of $115.5 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. In 2019, the Company increased its NOL carryforward by $332.9 million and its credit carryforward by $23.5 million through the Merger. Vical completed a Section 382 analysis through December 31, 2011 as a result of an ownership change on December 29, 2006, as defined in the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including net operating loss carryforwards and tax credits.
The Company estimates that $76.9 million of Vical’s acquired NOL carryforwards were effectively eliminated under Section 382 for federal tax purposes. The Company also estimates $8.2 million of Vical’s acquired research and development credits and other tax credits were effectively eliminated under Section 383 for federal purposes. Vical did not conduct a Section 382 study for periods between December 31, 2011 and the date of the Merger. As such, the Company cannot provide any assurance that a change in ownership within the meaning of the IRC has not occurred between those dates. There is a risk that additional changes in ownership could have occurred between those dates. It is further noted, the Company has not completed an IRC 382 and 383 analysis to determine if a change in ownership has occurred since the inception of the Company. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
As of December 31, 2020 and 2019, the Company had available federal NOL carryforwards of approximately $420.8 million and $403.9 million, respectively. The NOL generated in 2020 of $29.1 million and 2019 of $25.1 million will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. NOLs generated prior to 2019 will expire from 2020 through 2038. In addition, the Company had federal research and development credits and orphan drug credit carryforwards of $27.7 million and $30.3 million as of December 31, 2020 and 2019, respectively, to reduce future federal income taxes, if any. The Company also has available state NOL carryforwards of approximately $382.7 million and $350.8 million as of December 31, 2020 and 2019, respectively. In addition, through the Merger, the Company acquired Vical’s California research and development credits of approximately $9.3 million as of December 31, 2020 and 2019, to reduce future California income tax, if any. The California research and development credits do not expire.
All federal and state NOL and credit carryforwards listed above are reflected before the reduction for amounts effectively eliminated under Sections 382 and 383. Based upon statute, federal and state NOLs and credits are expected to expire as follows (in thousands):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D Credit	Federal Orphan Drug Credit	State R&D Credit
2021	$7,479	$—	$334	$1,962	$—
2022	22,420	—	483	1,610	—
2023	22,398	—	322	929	—
2024	25,032	—	213	663	—
2025 and thereafter	251,631	382,688	7,080	13,813	—
Indefinite	91,838	—	—	—	9,310
Totals	$420,798	$382,688	$8,432	$18,977	$9,310

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased by approximately $4.9 million for the year ended December 31, 2020. For the year ended December 31, 2019, the valuation allowance increased by $95.4 million which includes a full valuation allowance against the acquired deferred tax assets from the Merger.

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

As a result of the Merger, the Company acquired gross unrecognized tax benefits with a balance of $21.7 million as of December 31, 2020 and 2019, none of which would affect the effective tax rate. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its balance sheets as of December 31, 2020 and 2019, and has not recognized interest and/or penalties in its statements of operations for the years ended December 31, 2020 and 2019.
As of December 31, 2020, the Company’s U.S. federal and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2017. However, due to NOLs and credit carryforwards being generated and carried forward from prior tax years, substantially all tax years may also be subject to examination.

NOTE 10. SUBSEQUENT EVENTS
Subsequent to December 31, 2020, and through March 9, 2021, 12,294,887 common warrants associated with the 2020 Offerings were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
Subsequent to December 31, 2020, and through March 9, 2021, the Company sold 1,083,548 shares of common stock under the ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of $1.6 million.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of December 31, 2020.
Management Report on Internal Controls over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Management assessed our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the audit committee of our board of directors.
Inherent Limitations on Effectiveness of Controls
Our management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Our board of directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (www.ir.brickellbio.com) under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report.
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.
(a)(3) Exhibits
See Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through August 31, 2020	8-K	09/01/2020	3.2
3.2	Amended and Restated Bylaws, as currently in effect	10-Q	05/14/2020	3.2
4.1	Specimen Common Stock Certificate	S-8	09/10/2019	4.1
4.2	Form of Warrant to Purchase Common Stock issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.2
4.3	Form of Pre-Funded Warrant issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.3
4.4	Form of Warrant Agency Agreement issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.4
4.5	Form of Warrant Agency Agreement between Brickell Biotech, Inc. and American Stock Transfer & Trust Company, LLC in connection with the Company’s June 2020 offering	S-1/A	06/17/2020	4.4
4.6	Form of Warrant to Purchase Common Stock issued in connection with the Company’s June 2020 offering	S-1/A	06/17/2020	4.2
4.7	Form of Pre-Funded Warrant to Purchase Common Stock issued in connection with the Company’s June 2020 offering	S-1/A	06/08/2020	4.3
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act.				×
10.1†	License, Development and Commercialization Agreement, dated March 31, 2015, including certain amendments, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	09/03/2019	10.2
10.2†	Amendment to License, Development and Commercialization Agreement, dated February 24, 2016, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	06/08/2020	10.2

10.3†	Amendment No. 2 to License, Development and Commercialization Agreement, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., including Right of First Negotiation Agreement, as amended, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	09/03/2019	10.3
10.4†	Clinical Supply Agreement, dated as of July 30, 2019, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., and First Amendment to Clinical Supply Agreement, dated as of October 18, 2019	S-1/A	06/08/2020	10.4
10.5†	Letter Agreement for Supply of API, dated as of April 26, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	06/08/2020	10.5
10.6†	Letter Agreement, dated as of September 3, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1	10/13/2020	10.6
10.7†	Letter Agreement for Supply of API, dated as of December 8, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.				×
10.8†	Amended and Restated License Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	02/18/2020	10.1
10.9†	Settlement Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	02/18/2020	10.2
10.10	Boulder Lease Agreement, as amended, dated August 4, 2016, by and between Brickell Biotech, Inc. and BMC Properties, LLC	8-K	09/03/2019	10.10
10.11+	Form of Indemnification Agreement by and between the Company and its directors and executive officers	10-Q	08/12/2020	10.2
10.12+	Employment Agreement, dated November 16, 2018, by and between Brickell Biotech, Inc. and Robert Brown	8-K	09/03/2019	10.11
10.13+	Second Amended and Restated Employment Agreement, dated November 27, 2018, by and between Brickell Biotech, Inc. and Andy Sklawer	8-K	09/03/2019	10.12
10.14+	Consulting Agreement, dated as of December 18, 2017, by and between Brickell Biotech, Inc. and Michael Carruthers; Amendment No. 1 to Consulting Agreement, dated as of March 1, 2019, by and between Brickell Biotech, Inc. and Michael Carruthers; and Amendment No. 2 to Consulting Agreement, dated as of December 23, 2019, by and between Brickell Biotech, Inc. and Michael Carruthers	S-1/A	06/08/2020	10.14
10.15+	Separation Agreement and Release of Claims by and between Brickell Biotech, Inc. and R. Michael Carruthers, effective as of November 30, 2020	8-K	11/24/2020	10.1
10.16+	Consulting Agreement by and between Brickell Biotech, Inc. and Danforth Advisors LLC, effective as of December 1, 2020	8-K	11/24/2020	10.2
10.17+	Brickell Biotech, Inc. Letter Agreement, dated July 10, 2018, by and between Brickell Biotech Inc. and Jose Breton	8-K	09/03/2019	10.14
10.18+	First Amended and Restated Employment Agreement, dated September 1, 2020, by and between Brickell Biotech, Inc. and Deepak Chadha	S-1	10/13/2020	10.17
10.19+	Employment Agreement, dated July 1, 2019, and Amendment to Employment Agreement, dated August 27, 2019, by and between Brickell Biotech, Inc. and David R. McAvoy	8-K	09/03/2019	10.15
10.20+	Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended through August 31, 2020	8-K	09/01/2020	10.1

10.21+	Amended and Restated Stock Incentive Plan of Vical Incorporated	8-K	06/01/2017	99.1
10.22+	Amended and Restated 2009 Equity Incentive Plan of Brickell Biotech, Inc.	S-8	09/10/2019	99.2
10.23+	Form of Restricted Stock Unit Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	08/12/2020	10.3
10.24+	Form of Non-Qualified Stock Option Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	08/12/2020	10.4
10.25+	Form of Incentive Stock Option Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan				×
10.26	Securities Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	02/18/2020	10.3
10.27	Series A Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	02/28/2020	4.3
10.28	Series B Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	02/28/2020	4.4
10.29	Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	02/18/2020	10.6
10.30	Registration Rights Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	02/18/2020	10.7
10.31	At Market Issuance Sales Agreement, dated April 14, 2020, by and between Brickell Biotech, Inc. and Oppenheimer & Co. Inc.	8-K	04/14/2020	1.1
21.1	List of Subsidiaries				×
23.1	Consent of Ernst & Young LLP				×
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×
__________________

†	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

×	Filed herewith.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brickell Biotech, Inc.

Date: March 9, 2021	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Brown	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2021
Robert B. Brown

/s/ Albert N. Marchio, II	Chief Financial Officer (Principal Financial Officer)	March 9, 2021
Albert N. Marchio, II

/s/ Jose Breton	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2021
Jose Breton

/s/ Reginald L. Hardy	Co-Founder and Chairman of the Board of Directors	March 9, 2021
Reginald L. Hardy

/s/ Dennison T. Veru	Director	March 9, 2021
Dennison T. Veru

/s/ Vijay B. Samant	Director	March 9, 2021
Vijay B. Samant

/s/ Gary A. Lyons	Director	March 9, 2021
Gary A. Lyons