Form 10-Q
period 2021-03-31
Brickell Biotech, Inc.
filed 2021-05-13
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 7, 2021, there were 67,181,746 shares of the registrant’s common stock outstanding.

BRICKELL BIOTECH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements relating to future financial, business, and/or research and clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy, future operations, future financial position, future liquidity, future revenue, projected expenses, results of operations, the anticipated timing, scope, design, progress, results and/or reporting of data of ongoing and future non-clinical studies and clinical trials, intellectual property rights, including the validity, term, and enforceability of such, the expected timing and/or results of regulatory submissions and approvals, and prospects for commercializing any of Brickell’s product candidates, or research collaborations with, or actions of, its partners, including in Japan, the United States (“U.S.”) or any other country. The words “believe,” “may,” “could,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “predict,” “potential,” “opportunity,” “goals,” “looking forward” or “should,” and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report to “Brickell,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Brickell Biotech, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part II, Item 1A, “Risk Factors” in this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

RISK FACTORS SUMMARY
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of those and other risks applicable to the Company in Part II, Item 1A. “Risk Factors” in this Quarterly Report.
•Our business depends on the successful financing, clinical development, regulatory approval, and commercialization of sofpironium bromide.
•We previously have not conducted a pivotal Phase 3 clinical trial ourselves and may be unable to successfully do so for sofpironium bromide.
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
•Kaken Pharmaceutical Co., Ltd. (“Kaken”) substantially controls the development and commercialization of sofpironium bromide in Japan and certain other Asian countries and may make decisions regarding product development, regulatory strategy, and commercialization that may not be in our best interests. Kaken may be unable to secure an appropriate local business partner (if desirable) and/or obtain approval of the drug in the ex-Japan Asian markets over which it has rights.
•If we or any partners with which we may collaborate to market and sell sofpironium bromide are unable to achieve and maintain medical insurance coverage and adequate levels of reimbursement for this compound following regulatory approval and usage by patients, our commercial success may be hindered severely.
•Even if sofpironium bromide obtains regulatory approval outside Japan, and despite our partner Kaken launching the drug as ECCLOCK® in Japan in 2020, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.
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
•Major public health issues, and specifically the pandemic caused by the spread of COVID-19 and COVID-19 variants, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
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
•We are and may be subject to stricter healthcare laws, regulation, and enforcement, and our failure to comply with those laws could expose us to liability or adversely affect our business, financial condition, operating results, and prospects.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$34,781	$30,115
Prepaid expenses and other current assets	3,997	3,489
Total current assets	38,778	33,604
Property and equipment, net	73	30
Total assets	$38,851	$33,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,557	$568
Accrued liabilities	4,661	5,420
Lease liability, current portion	52	74
Note payable, current portion	111	291
Total current liabilities	9,381	6,353
Note payable, net of current portion	326	146
Total liabilities	9,707	6,499
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 100,000,000 shares authorized at March 31, 2021 and December 31, 2020; 67,176,246 and 53,551,461 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	672	536
Additional paid-in capital	143,370	132,492
Accumulated deficit	(114,898)	(105,893)
Total stockholders’ equity	29,144	27,135
Total liabilities and stockholders’ equity	$38,851	$33,634

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue
Collaboration revenue	$—	$1,046
Royalty revenue	17	—
Total revenue	17	1,046
Operating expenses:
Research and development	6,052	2,664
General and administrative	2,967	2,481
Total operating expenses	9,019	5,145
Loss from operations	(9,002)	(4,099)
Investment and other income (loss), net	31	(4)
Interest expense	(34)	—
Net loss	$(9,005)	$(4,103)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.15)	$(0.45)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	61,163,581	9,106,209

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(9,005)	$(4,103)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities arising during holding period, net of tax benefit of $0	—	28
Total comprehensive loss	$(9,005)	$(4,075)

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2020	53,551,461	$536	$132,492	$—	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	12,444,887	124	8,845	—	—	8,969
Issuance of common stock, net of issuance costs of $50	1,083,548	11	1,617	—	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	96,350	1	(53)	—	—	(52)
Stock-based compensation	—	—	469	—	—	469
Net loss	—	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	67,176,246	$672	$143,370	$—	$(114,898)	$29,144

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2019	8,480,968	$85	$92,497	$(28)	$(84,980)	$7,574
Issuance of common stock and common stock purchase warrants, net of offering costs of $10	950,000	10	1,980	—	—	1,990
Issuance of common stock upon exercise of warrants	221,293	2	13	—	—	15
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	19,643	—	(13)	—	—	(13)
Stock-based compensation	—	—	403	—	—	403
Unrealized gain on available-for-sale marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(4,103)	(4,103)
Balance, March 31, 2020	9,671,904	$97	$94,880	$—	$(89,083)	$5,894

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,005)	$(4,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	469	403
Depreciation	1	3
Reduction of discount on marketable securities	—	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(530)	483
Accounts payable	3,985	(1,108)
Accrued liabilities	(811)	(1,268)
Deferred revenue	—	(1,045)
Net cash used in operating activities	(5,891)	(6,610)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40)	—
Maturities of marketable securities	—	4,500
Net cash provided by (used in) investing activities	(40)	4,500
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	8,969	15
Proceeds from the issuance of common stock and warrants, net of offering costs	1,628	1,990
Net cash provided by financing activities	10,597	2,005
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,666	(105)
CASH AND CASH EQUIVALENTS—BEGINNING	30,115	7,232
CASH AND CASH EQUIVALENTS—ENDING	$34,781	$7,127

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
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the three months ended March 31, 2021, the Company had a net loss of $9.0 million and net cash used in operating activities of $5.9 million. As of March 31, 2021, the Company had cash and cash equivalents of $34.8 million and an accumulated deficit of $114.9 million.
The Company believes that its cash and cash equivalents as of March 31, 2021 are sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and commercial-related activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc., and are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

Use of Estimates
The Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP, which requires it to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although these estimates are based on the Company’s knowledge of current events and actions it may take in the future, actual results may ultimately differ from these estimates and assumptions.
Reclassification
During the three months ended March 31, 2021, the Company aligned its accounting policy to conform the presentation of certain other current assets. Prior periods have been reclassified to conform to the current period presentation. The reclassification had no impact on total operating costs, loss from operations, net loss, loss per share, or total equity.
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
Fair Value Measurements
Fair value is the price that the Company would receive to sell an asset or pay to transfer a liability in a timely transaction with an independent counterparty in the principal market, or in the absence of a principal market, the most advantageous market for the asset or liability. A three-tier hierarchy distinguishes between (1) inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs). The hierarchy is summarized in the three broad levels listed below:
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

	Level 1 (1)

	March 31, 2021	December 31, 2020
Assets:
Money market funds	$33,252	$29,182
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
Revenue Recognition
The Company currently recognizes revenue primarily from licensing and royalty fees received under the Kaken Agreement described below, of which the terms of the agreement include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.
In March 2015, the Company entered into a license, development, and commercialization agreement (as amended, the “Kaken Agreement”) with Kaken Pharmaceutical Co., Ltd. (“Kaken”). Under the Kaken Agreement, the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the Company’s sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange, Kaken paid the Company an upfront, non-refundable payment of $11.0 million (the “upfront fee”). In addition, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, and $30.0 million upon the achievement of commercial milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. The Kaken Agreement further provides that Kaken will be responsible for funding all development and commercial costs for the program in the Territory. Kaken was also required to enter into negotiations with the Company, to supply the Company, at cost, with clinical supplies to perform Phase 3 clinical trials in the U.S.
In May 2018, the Company entered into an amendment to the Kaken Agreement, pursuant to which the Company received an upfront non-refundable fee of $15.6 million (the “Kaken R&D Payment”), which was initially recorded as deferred revenue, to provide the Company with research and development funds for the sole purpose of conducting certain clinical trials and other such research and development activities required to support the submission of a new drug application for sofpironium bromide. Upon receipt of the Kaken R&D Payment, on May 31, 2018, a milestone payment originally due upon the first commercial sale in Japan was removed from the Kaken Agreement and all future royalties to the Company under the Kaken Agreement were reduced by 150 basis points. During the three months ended March 31, 2020, the Company recognized revenue of $1.0 million related to the Kaken R&D Payment. The Kaken R&D Payment was recognized in full by the end of the third quarter of 2020.
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. At contract inception, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company has not received approval for any drug candidates from the FDA.
At contract inception, the Company assesses the goods or services promised within each contract, determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied. The Company utilizes judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Licenses of Intellectual Property
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment and future periods through the end of the performance obligation period. To date, Kaken has paid the Company $10.0 million in milestone payments under the Kaken Agreement.

Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Prior to 2020, the Company had not recognized any royalty revenue from any collaboration arrangement. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% for the treatment of primary axillary (underarm) hyperhidrosis. During the three months ended March 31, 2021, the Company recognized royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan of approximately $17 thousand.
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, clinical studies, clinical manufacturing costs, salaries and employee benefits, toxicology studies, allocations of various overhead and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers.
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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Outstanding warrants	27,944,544	2,662,529
Outstanding options	4,679,697	1,654,198
Unvested restricted stock units	47,435	201,488
Total	32,671,676	4,518,215

New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards have or may have a material impact on the Company's condensed consolidated financial statements or disclosures.

NOTE 3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued contracted research and development services	$3,319	$3,733
Accrued compensation	685	1,369
Accrued professional fees	657	318
Total	$4,661	$5,420

NOTE 4. NOTE PAYABLE
Paycheck Protection Program
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which is reported in the condensed consolidated balance sheet as of March 31, 2021, within the current and long-term note payable line items. A PPP loan is for the purpose of helping businesses keep their workforce employed during the novel Coronavirus crisis. The Company used the PPP Loan proceeds to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act.
The PPP Loan is in the principal amount of $0.4 million and bears interest at a fixed rate of 1.00% per annum. In March 2021, IberiaBank and the Company agreed to extend the maturity date of the PPP Loan from November 15, 2022 to April 15, 2025 in accordance with the Paycheck Protection Program Flexibility Act of 2020. The PPP Loan requires equal monthly payments of principal and interest, commencing on either (1) the date the Small Business Administration remits the Company’s loan forgiveness amount to IberiaBank or (2) 10 months after the end of the Company’s loan forgiveness covered period. The PPP Loan may be prepaid by the Company at any time prior to maturity without penalty. The Company evaluated the uses of proceeds under the PPP Loan with respect to the relevant terms and conditions of the CARES Act and believes that the full amount of the loan is subject to forgiveness. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which has not yet been granted.

NOTE 5. COMMITMENTS AND CONTINGENCIES
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
The Company recognized a right-of-use asset and corresponding lease liability on January 1, 2019 under the adoption and terms of FASB Accounting Standards Codification (“ASC”) Topic 842, Leases. Amortization of the operating lease right-of-use asset for the Boulder Lease amounted to less than $0.1 million for each of the three months ended March 31, 2021 and 2020, which was included in operating expense. The terms of the Boulder Lease provide for monthly rental payments on a graduated scale. Lease expense for each of the three months ended March 31, 2021 and 2020 was less than $0.1 million.
The following is a summary of the contractual obligations related to operating lease commitments as of March 31, 2021, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Less than 1 year	$54
Imputed interest	(2)
Total	$52

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
The Amended and Restated License Agreement retains with the Company a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of March 31, 2021, under the original License Agreement and the Amended and Restated License Agreement, the Company had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties the Company receives from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of the Company’s common stock upon the achievement of certain regulatory and other milestones.

NOTE 6. CAPITAL STOCK
Common Stock
On April 19, 2021, following approval by the Company’s stockholders, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that increased the number of the Company’s authorized shares of common stock, par value $0.01 per share, from 100,000,000 to 300,000,000. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance at March 31, 2021 as follows:

March 31, 2021
Common stock warrants	27,944,544
Common stock options outstanding	4,679,697
Unvested restricted stock units	47,435
Total	32,671,676

Public Offerings of Common Stock and Warrants
In October 2020, the Company completed a sale of 19,003,510 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the three months ended March 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, the Company completed a sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses of

$1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the three months ended March 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
The Company is using the net proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three months ended March 31, 2021, the Company sold 1,083,548 shares under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of March 31, 2021, $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares if any, are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. Through the date of filing of this Quarterly Report, no sales under the 2021 ATM Agreement had occurred.
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

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $28.0 million in the aggregate of shares of common stock. In order to retain maximum flexibility to issue and sell up to the maximum of $28.0 million of the Company’s common stock under the Purchase Agreement, the Company sought and, at its annual meeting on April 19, 2021, received, stockholder approval for the sale and issuance of common stock in connection with the Purchase Agreement under Nasdaq Listing Rule 5635(d). Sales of common stock by the Company, if any, will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on August 14, 2020 (the “Commencement Date”).
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. As of March 31, 2021, the Company had not made any sales of its common stock under the Purchase Agreement.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of March 31, 2021, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock.

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plans
2020 Omnibus Plan
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”)

(collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no additional grants will be made pursuant to the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. On August 31, 2020, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 4,500,000 shares. As of March 31, 2021, 5,125,000 shares were authorized under the Omnibus Plan and 3,340,767 shares were subject to outstanding awards under the Omnibus Plan. As of March 31, 2021, 2,025,028 shares remained available for grant under the Omnibus Plan, subject to limitations as a result of the limited number of available shares due to the Company’s number of authorized shares of common stock at that date. On April 19, 2021, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by an additional 4,000,000 shares.
2009 Equity Incentive Plan
The 2009 Plan was replaced by the Omnibus Plan on April 20, 2020, and as a result, as of March 31, 2021, there were no remaining shares available for new grants under the 2009 Plan. However, as of March 31, 2021, 1,268,381 shares were subject to outstanding awards under the 2009 Plan, which awards remain outstanding in accordance with their terms.
Vical Equity Incentive Plan
In connection with the merger in 2019, the Company adopted the Vical Plan, which was replaced by the Omnibus Plan on April 20, 2020. As a result, as of March 31, 2021, there were no remaining shares available for new grants under the Vical Plan. However, as of March 31, 2021, 117,984 shares were subject to outstanding awards under the Vical Plan, which awards remain outstanding in accordance with their terms.
Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$109	$104
General and administrative	360	299
Total stock-based compensation expense	$469	$403

NOTE 8. SUBSEQUENT EVENTS
On April 19, 2021, the Company’s stockholders approved the Brickell Biotech, Inc. Employee Stock Purchase Plan (the “ESPP”), which has a first eligible purchase period commencing on July 1, 2021. The ESPP will allow qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each July 1 and January 1.

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
Our pivotal Phase 3 clinical-stage investigational product candidate, sofpironium bromide, is a new chemical entity that belongs to a class of medications called anticholinergics. Anticholinergics block the action of acetylcholine, a chemical that transmits signals within the nervous system that are responsible for a range of bodily functions, including activation of the sweat glands. Sofpironium bromide was retrometabolically designed. Retrometabolic drugs are designed to exert their action locally and are potentially rapidly metabolized to a less active form once absorbed into the blood. This proposed mechanism of action may potentially allow for highly effective doses to be used while limiting systemic side effects. We intend to develop sofpironium bromide as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary (underarm) hyperhidrosis.
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
Our Clinical Programs
U.S. Pivotal Phase 3 Cardigan I and II Clinical Studies
Based on the positive results in the clinical trials for sofpironium bromide gel conducted globally to date by us and Kaken, our development partner in Asia, we initiated during the fourth quarter of 2020 two U.S. pivotal Phase 3 clinical trials (also referred to as our “Phase 3 Program” or “Cardigan Studies”).
In October 2020, we initiated our first of two U.S. pivotal Phase 3 clinical studies (the “Cardigan I Study”), and in December 2020 we initiated the second U.S. pivotal Phase 3 clinical study (the “Cardigan II Study” and, together with the Cardigan I Study, the “Cardigan Studies”), both evaluating the efficacy and safety of topically applied sofpironium bromide gel, 15% for the treatment for primary axillary hyperhidrosis. The Cardigan Studies are multicenter, randomized, double-blinded, vehicle (placebo)-controlled Phase 3 clinical studies and are each expected to enroll up to 350 subjects aged nine years and older with primary axillary hyperhidrosis. Subjects will apply sofpironium bromide or vehicle once daily at bedtime to their underarms for six consecutive weeks, with a two-week post-treatment follow-up. The co-primary efficacy endpoints of the Cardigan Studies include the proportion of subjects achieving at least a 2-point improvement on the Hyperhidrosis Disease Severity Measure-Axillary© (“HDSM-Ax”) scale, a proprietary and validated PRO measure, and change in gravimetric sweat production (“GSP”), each from baseline to end of treatment. In addition, safety and tolerability assessments will be performed throughout both studies.

As of the date of filing of this Quarterly Report, we have completed enrollment in the Cardigan I Study and surpassed 70% enrollment in the Cardigan II Study. We remain on track to complete enrollment for the Cardigan II Study in the third quarter of 2021 and to announce topline results from the Cardigan Studies in the fourth quarter of 2021, and if successful, the results from the Cardigan Studies are expected to form the basis of a prospective NDA submission in the U.S. for sofpironium bromide gel, 15% for the treatment of primary axillary hyperhidrosis in 2022.
U.S. Phase 3 Open-Label Long-Term Safety Study
In July 2020, we completed our U.S. Phase 3 open-label long-term safety study (“LTSS”) evaluating the safety and efficacy of sofpironium bromide gel, 5% and 15% for 48 weeks of treatment in 300 patients aged nine years or older with primary axillary hyperhidrosis. Patients were randomized to receive either sofpironium bromide gel, 5% or 15% in a 1:2 ratio. Subjects applied the assigned investigational product once daily at bedtime to both axillae for 48 weeks, followed by a four-week post-treatment visit. This study was not conducted as a conventional Phase 3 open-label extension study where patients from pivotal studies roll over into an open-label extension study, thus the LTSS provides a more complete clinical data set evaluating treatment-naïve primary axillary hyperhidrosis patients who received sofpironium bromide gel for 48 weeks. A total of 190 patients completed the full study duration of 52 weeks.
The treatment-related treatment-emergent adverse events (“TEAEs”) for sofpironium bromide gel, 5% (22.5%) and 15% (50.8%) were mostly mild or moderate in severity and transient in nature. The most common and expected treatment-related TEAEs reported were blurred vision (4.9%; 18.8%), dry mouth (8.8%; 16.8%), pruritis (5.9%; 14.7%), pain (3.9%; 14.7%), dermatitis (5.9%; 9.1%), erythema (4.9%; 7.6%), irritation (4.9%; 5.6%), mydriasis (1.0%; 5.1%) and urinary retention (2.9%; 3.6%). The patient discontinuations due to treatment-related TEAEs included blurred vision (2.0%; 7.1%), pruritis (0%; 2.0%), dermatitis (1.0%; 2.0%), dry mouth (0%; 1.5%), pain (0%; 1.5%), erythema (1.0%; 0.5%), irritation (0%; 1.0%), urinary hesitation (1.0%; 0%) and mydriasis (0%; 0.5%). Overall, TEAEs and discontinuations demonstrated decreased incidence over time as patients in the long-term study acclimated to treatment. No treatment-related serious adverse events were observed in adult and pediatric patients and no new safety signals emerged.

With respect to studied efficacy, the 5% and 15% gel groups exhibited clinically meaningful improvement in axillary hyperhidrosis severity as measured by the HDSM-Ax scale. For both 5% and 15% dose groups, responders with a 1-point (86.1%; 85.8%) and 2-point (69.4%; 61.9%) improvement on the HDSM-Ax PRO scale showed a gradual and continual improvement in sweat severity through the 48 weeks of treatment.
Overall, the safety, tolerability, and efficacy results for sofpironium bromide gel, 5% and 15% in the LTSS were consistent with prior clinical experience and no unexpected safety findings were observed. There were no clinically significant changes in laboratory parameters or vital signs over 48 weeks of treatment.
Collaboration with Kaken in Asia
Under our License, Development and Commercialization Agreement with Kaken, dated March 31, 2015 (as amended, the “Kaken Agreement”), we and our development partner in Asia, Kaken, have completed multiple clinical trials of sofpironium bromide gel that encompass over 1,300 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, pharmacokinetics, and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects.
In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% under the brand name ECCLOCK® for the once-daily treatment of primary axillary hyperhidrosis. Japan is the first country to approve sofpironium bromide, which also marks the first approval of a topical presentation product for the treatment of primary axillary hyperhidrosis in Japan. This approval was based on the results of Kaken’s Japanese pivotal Phase 3 registration study of sofpironium bromide gel, 5% in

281 patients with primary axillary hyperhidrosis, in which all primary and secondary efficacy endpoints demonstrated statistically significant differences (p<0.05) between sofpironium bromide gel and vehicle. In addition, sofpironium bromide gel, 5% was observed to be safe and generally well tolerated in this study, as well as in the accompanying 52-week long-term safety extension study with 185 patients in Japan.
In November 2020, Kaken launched commercial sales of ECCLOCK® in Japan. This marked the first commercialization of sofpironium bromide worldwide. Under the Kaken Agreement, we are entitled to receive commercial milestone payments, as well as tiered royalties based on a percentage of net sales of sofpironium bromide gel in Japan. As a result, beginning during the three months ended December 31, 2020, we recognized royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan. To help ensure patient safety, Japanese law generally restricts new pharmaceutical products to 14-day prescriptions for one year from the first day of the month that a government-approved pricing for the product to be launched is listed. This means that in the first year of launch patients must go back to see their prescribing physician in person to obtain any refill longer than two weeks duration.
In addition, Kaken has rights to develop and commercialize sofpironium bromide in South Korea, China, and certain other Asian countries, and we are entitled to receive royalties based on a percentage of Kaken’s net sales in these countries.
Together with Kaken, we were granted by the Japanese Patent Office a composition of matter patent with claims directed to the novel polymorphic, or crystalline, forms of sofpironium bromide that are being commercialized by Kaken in Japan and would be by us in the U.S. subject to our own ongoing development efforts. This patent is expected to provide additional protection for these newly developed and distinct forms in certain countries, including Japan, potentially through 2040.
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
Significant Financing and Licensing Arrangements
Public Offerings of Common Stock and Warrants
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of our common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of our common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the three months ended March 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of our common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of our common stock. The common warrants were immediately exercisable at a price of $1.25 per share of our common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. During the three months ended March 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We are using the proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) as our sales agent. Pursuant to the terms of the ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the three months ended March 31, 2021, we sold 1,083,548 shares under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of March 31, 2021, $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement. Subsequent to March 31, 2021, and through the date of filing of this Quarterly Report, we sold 5,500 shares of common stock under the 2020 ATM Agreement at a weighted-average price of $1.16 per share, for aggregate net proceeds of $6 thousand.
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement” and, together with the 2020 ATM Agreement, the “ATM Agreements”) with Oppenheimer and William Blair & Company, L.L.C. as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3

(Registration No. 333-254037). Sales of shares, if any, are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. Through the date of filing of this Quarterly Report, no sales under the 2021 ATM Agreement had occurred.
Private Placement Offerings
In February 2020, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 950,000 shares of common stock (the “Common Shares”), (ii) a warrant to initially purchase an aggregate of up to 606,420 shares of common stock at an exercise price of $0.01 per share (the “Series A Warrant”), and (iii) a warrant to initially purchase an aggregate of up to 1,556,420 shares of common stock at an exercise price of $1.16 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million.
Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $28.0 million in the aggregate of shares of our common stock. In order to retain maximum flexibility to issue and sell up to the maximum of $28.0 million of our common stock under the Purchase Agreement, we sought and, at our annual meeting on April 19, 2021, received, stockholder approval for the sale and issuance of common stock in connection with the Purchase Agreement under Nasdaq Listing Rule 5635(d). Sales of common stock by us, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on August 14, 2020 (the “Commencement Date”).
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. As of March 31, 2021, we have not made any sales of our common stock under the Purchase Agreement.
We agreed with Lincoln Park that we will not enter into any “variable rate” transactions with any third party, subject to certain exceptions, for a period defined in the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.
Amended and Restated License Agreement with Bodor
In February 2020, we, together with Brickell Subsidiary and Bodor Laboratories, Inc. and Dr. Nicholas S. Bodor (collectively, “Bodor”) entered into an amended and restated license agreement (the “Amended and Restated License Agreement”), which supersedes the License Agreement, dated December 15, 2012, entered into between Brickell Subsidiary and Bodor, as amended by Amendment No. 1 to License Agreement, effective as of October 21, 2013, and Amendment No. 2 to License Agreement, effective as of March 31, 2015.
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of March 31, 2021, under the original License Agreement and the Amended and Restated License Agreement, we had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) a specified percentage of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of our common stock upon the achievement of certain regulatory and other milestones.
Financial Overview
Our operations to date have been limited to business planning, raising capital, developing our pipeline assets (in particular sofpironium bromide), identifying product candidates, conducting clinical trials, and other research and development. To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, payments received under license and collaboration agreements, and cash and investments acquired in connection with the merger pursuant to which Private Brickell became a wholly-owned subsidiary of Brickell Biotech, Inc. (formerly Vical Incorporated) in 2019 (the “Merger”). We do not have any products approved for sale and have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $9.0 million and $4.1 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $114.9 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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

Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic collaboration agreements for the development and commercialization of our product candidates. Our strategic collaboration agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, and royalties. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to 2020, we had not recognized any royalty revenue from any collaboration arrangement. Beginning during the three months ended December 31, 2020, and continuing in the three months ended March 31, 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan, and we expect to continue to recognize such royalties going forward. Other than the revenue we may generate in connection with this agreement, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
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

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Direct program expenses related to sofpironium bromide	$5,436	$1,767
Personnel and other expenses
Salaries, benefits, and stock-based compensation	476	763
Regulatory and compliance	127	54
Other expenses	13	80
Total research and development expenses	$6,052	$2,664

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, and share-based compensation, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and sublicensing fees.

Other Income (Expense), Net
Other income (expense), net consists primarily of interest income, interest expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense is comprised of interest incurred related to a note payable. Our interest income will vary each reporting period depending on our average cash balances during the period and market interest rates. We expect interest income to fluctuate in the future with changes in average cash balances and market interest rates.
Critical Accounting Policies and Estimates
We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition, accrued research and development expenses, warrants, and stock-based compensation. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
There were no changes during the three months ended March 31, 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Quarterly Report, we believe that the impact of recently issued guidance to be adopted in the future is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue	$17	$1,046
Research and development expenses	(6,052)	(2,664)
General and administrative expenses	(2,967)	(2,481)
Total other expense, net	(3)	(4)
Net loss	$(9,005)	$(4,103)

Revenue
Revenue decreased by $1.0 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Revenue in 2021 consisted of royalty revenue recognized related to sales of ECCLOCK® in Japan by Kaken, while revenue in 2020 was driven by collaboration revenue recognized for research and development activities under the Kaken Agreement pursuant to which Kaken provided to us research and development funding. The decrease in revenue recognized was primarily attributable to our Phase 3 open-label long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. Conducting these studies was the basis for revenue recognition over time, through the third quarter of 2020, of a $15.6 million research and development payment received from Kaken in the second quarter of 2018. Beginning during the three months ended December 31, 2020, and continuing in the three months ended March 31, 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of sofpironium bromide in Japan, and we expect to continue to recognize such royalties on Kaken’s net sales going forward. Despite recognizing such royalty revenue, we did not receive any cash related to such royalties because Kaken instead offset amounts we owed it under the Clinical Supply Agreement.
Research and Development Expenses
Research and development expenses increased by $3.4 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, which was primarily due to an increase in clinical costs related to sofpironium bromide. We began incurring greater research and development costs upon the initiation of our Phase 3 Cardigan Studies in the fourth quarter of 2020. Our Phase 3 open-label, long-term safety study of sofpironium bromide gel and other ancillary clinical studies were concluded or winding down by the end of the first quarter of 2020.
General and Administrative Expenses
General and administrative expenses increased by $0.5 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to increases in compensation-related expense of $0.2 million and professional fees of $0.2 million.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the three months ended March 31, 2021 and 2020, we had a net loss of $9.0 million and $4.1 million, respectively. As of March 31, 2021, we had an accumulated deficit of $114.9 million. As of March 31, 2021, we had cash and cash equivalents of $34.8 million compared to $30.1 million as of December 31, 2020. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, payments received under license and collaboration agreements, and cash and investments acquired in the Merger.
We believe that our cash and cash equivalents as of March 31, 2021 are sufficient to fund our operations for at least the next 12 months from the issuance of this Quarterly Report. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and commercial-related activities.

Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,891)	$(6,610)
Investing activities	(40)	4,500
Financing activities	10,597	2,005
Total	$4,666	$(105)

Operating Activities
Net cash used in operating activities of $5.9 million during the three months ended March 31, 2021 decreased compared to $6.6 million during the three months ended March 31, 2020, which was primarily due to the effect of changes in working capital of $5.6 million, partially offset by an increase in net loss of $4.9 million.
Investing Activities
Net cash used in investing activities of $40 thousand during the three months ended March 31, 2021 decreased compared to net cash provided by investing activities of $4.5 million during the three months ended March 31, 2020. The $4.5 million decrease in net cash provided by investing activities was primarily the result of a $4.5 million reduction in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $10.6 million during the three months ended March 31, 2021 increased compared to $2.0 million during the three months ended March 31, 2020. The increase was primarily related to higher net proceeds received during the three months ended March 31, 2021 from the exercise of warrants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our Company, nor is any such litigation threatened as of the date of this filing.

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report.
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
•ability of third parties with which we contract to manufacture consistently adequate clinical trial and commercial supplies of sofpironium bromide, to remain in good standing with regulatory agencies and to develop, validate and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated current good manufacturing practices, and the product’s package insert;
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
We previously have not conducted a pivotal Phase 3 clinical trial ourselves and may be unable to successfully do so for sofpironium bromide.
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
The Kaken Agreement granted Kaken an exclusive Japan license and certain rights to additional Asian countries to develop and commercialize sofpironium bromide. Under the terms of the Kaken Agreement, as amended, we received an up-front payment, development milestones, and research and development payments and have received and are eligible to receive future milestones and royalties on net sales.
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
In September 2020, Kaken received approval of an NDA in Japan for the manufacturing and marketing of sofpironium bromide gel, 5% under the brand name ECCLOCK® for the treatment of primary axillary hyperhidrosis, and in November 2020, Kaken launched commercial sales of ECCLOCK® in Japan. Beginning in January 2021, Kaken would have paid us a royalty on sales during the previous quarter, but instead is offsetting amounts we owe Kaken under the Clinical Supply Agreement. Despite receiving regulatory approval and commencing these commercial activities in Japan, we cannot provide any assurance that an NDA in any other

Asian markets will be approved or that regulatory approvals in other Asian countries will occur. We will not receive additional milestone or other payments from Kaken if Kaken does not continue to be successful in its development, regulatory, or commercial activities, or if the approval is withdrawn for any reason.
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

After receiving regulatory approval in 2020 for ECCLOCK® from Japanese regulators, Kaken applied for and received pricing approval in Japan, which it is required by law to do before selling. On November 18, 2020, ECCLOCK® was placed on Japan’s National Health Insurance drug reimbursement price list. Kaken will likely face pricing pressures in Japan as it continues to commercialize ECCLOCK®, and if it is unable to maintain this current price, or is unable to increase the price in future years, this could have a negative impact on sales in Japan.
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
Major public health issues, and specifically the pandemic caused by the spread of COVID-19 and COVID-19 variants, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain COVID-19 or treat its impact, among others.
The effects of the COVID-19 pandemic could delay or interrupt our business operations. For instance, our clinical trials may be affected by the continuing pandemic. Ongoing clinical trial participant recruitment and enrollment, participant dosing, manufacturing, and distribution of clinical trial materials, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, or other reasons related to the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to complete our clinical trials. Further, if our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to the pandemic may disrupt the U.S.’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions, and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 pandemic, we will likely experience delays, and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our therapeutic candidates may be delayed or disrupted.

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
•Non-Surgical Office-Based Procedures. Office-based procedures have been approved by the FDA for certain uses and which may be used, on-or off-label, to treat hyperhidrosis, including intradermal injections of BOTOX®, marketed by Allergan plc, and MiraDry®, a microwave-based treatment marketed by Miramar Labs, Inc.
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
We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee our sofpironium bromide clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies, especially recruiting and enrollment of eligible patients, and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and current good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for sofpironium bromide. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations and policies may require us to extend or repeat clinical trials, which would delay the regulatory approval process.
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
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic conditions. Some patients may consider sofpironium bromide as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary, out-of-pocket cash-spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets again become volatile, or a bear market ensues in the U.S. stock market, including as a result of the COVID-19 pandemic, our operating results and liquidity could be affected adversely by those factors in many ways, including weakening demand for sofpironium bromide, making it more difficult for us to raise funds if necessary, and our stock price may decline.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock has been subject to significant fluctuations. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date of our operating as a publicly-traded company, to $0.94 per share as of May 7, 2021. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
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
Moreover, the stock markets in general have experienced substantial volatility in our industry that has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the initial reaction of global markets to the COVID-19 pandemic. These broad market fluctuations may also adversely affect the trading price of our common stock.
In the past, following periods of volatility in the market price of a company’s securities, shareholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation and could expose us to liability or impact negatively our business, financial condition, operating results, and prospects.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.
Our operations to date have been limited primarily to researching and developing sofpironium bromide and undertaking preclinical studies and clinical trials of sofpironium bromide. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our revenue and profitability will depend on development funding, the achievement of sales milestones and royalties under the Kaken Agreement, as well as any potential future collaboration and license agreements and sales of sofpironium bromide or future products, if approved, and our ability to maintain the related license. These up-front and milestone payments may vary significantly from period to period, and country to country, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of March 31, 2021, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,482,500 shares of our common stock at an exercise price of $1.25 per share; and (vi) 8,405,935 shares of our common stock at an exercise price of $0.72 per share. As of March 31, 2021, we also had 4,679,697 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $4.46 per share and 47,435 shares of common stock underlying unvested restricted stock units outstanding.
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
Our failure to maintain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements could result in the delisting of our common stock.
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
A new presidential administration recently took office. The enactment of any new healthcare initiatives or pharmaceutical industry regulations could have significant impacts on our ability to advance development of sofpironium bromide or other product candidates and eventually to commercialize them, if at all. In particular, the current President and Vice President during their successful campaign proposed to lower Medicare Part B drug prices, in addition to contemplating other measures to lower or prescribe certain mandatory prescription drug prices or drug substitution policies. While these proposals have not yet been enacted, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.
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
We are and may be subject to strict healthcare laws, regulation, and enforcement, and our failure to comply with those laws could expose us to liability or adversely affect our business, financial condition, operating results, and prospects.
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
We incur significant legal, accounting, and other expenses to operate as a public company, including costs associated with public company reporting and other SEC requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, as well as rules implemented by the SEC and Nasdaq. These rules and regulations have, and are expected to continue to, increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These rules and regulations may also make it expensive for us to operate our business.

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
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to supply, store, manufacture, or distribute preclinical, clinical, or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, or global conditions like the coronavirus pandemic significantly and adversely impact such third parties, we may be unable to continue to develop or commercialize our products and product candidates.
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
Manufacturing and supply of APIs, other substances and materials, and finished drug products are technically challenging. Changes beyond our direct control can impact the quality, volume, price, and successful delivery of our products and product candidates and can impede, delay, limit or prevent the successful development and commercialization of our products and product candidates. Mistakes and mishandling, and/or disruptions in the supply chain, are not uncommon despite reasonable best efforts and can affect successful production and supply. Some of these risks include but are not limited to:
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
Filing, prosecuting, and defending patents on our product candidates do not guarantee exclusivity. The requirements for patentability differ in certain countries, particularly developing countries, and can change over time in the same country. In addition, the laws of some other countries do not protect intellectual property rights to the same extent as laws in the U.S., especially when it comes to granting use and other kinds of patents and what kind of enforcement rights will be allowed, especially injunctive relief in a civil infringement proceeding. Consequently, we may not be able to prevent third parties from practicing our inventions in countries outside the U.S. and even in launching an identical version of our product notwithstanding us having a valid patent or other intellectual property rights in that country. Competitors may use our technologies in jurisdictions where we or our licensors have not obtained patent or other protections to develop their own products, or produce copy products, and, further, may export otherwise infringing products to territories where we have patent and other protections but enforcement against infringing activities is inadequate or where we have no patents or other intellectual property rights. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from commercialization or other uses.
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
In addition, there may be issued patents of third parties that are infringed or are alleged to be infringed by our product candidates or proprietary technologies notwithstanding the patents we may possess. Because some patent applications in the U.S. and other countries may be maintained in confidence until the patents are issued, because patent applications in the U.S. and many foreign jurisdictions are typically not published until eighteen (18) months or some other time after filing, and because publications in the scientific literature or other public disclosures often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our patents or our pending applications. Our competitors may have filed, and may in the future file, patent applications covering our product candidates or technology similar to our technology. Any such patent application may have priority over our patent applications or patents, which could further require us to obtain rights to issued patents covering such technologies, which may mean paying significant licensing fees or royalties, or the like. If another party has filed a U.S. patent application on inventions similar to ours, we or the licensor may have to participate in the U.S. in an interference proceeding to determine priority of invention.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through April 19, 2021	8-K	4/19/2021	3.2
3.2	Amended and Restated Bylaws, as currently in effect	10-Q	5/14/2020	3.2
4.1	Form of Senior Indenture	S-3	3/9/2021	4.3

4.2	Form of Subordinated Indenture	S-3	3/9/2021	4.4
10.1	At Market Issuance Sales Agreement, dated March 9, 2021, by and among the Company, Oppenheimer & Co. Inc. and William Blair & Company, L.L.C.	S-3	3/9/2021	1.2
10.2	Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended through April 19, 2021	8-K	4/19/2021	10.1
10.3	Brickell Biotech, Inc. Employee Stock Purchase Plan	8-K	4/19/2021	10.2
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×
__________________

×	Filed herewith.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Brickell Biotech, Inc.

Date: May 13, 2021	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)