Form 10-Q
period 2021-06-30
Brickell Biotech, Inc.
filed 2021-08-12
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, there were 85,915,445 shares of the registrant’s common stock outstanding.

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
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part II, Item 1A, “Risk Factors” in this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

RISK FACTORS SUMMARY
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, let alone combined with any of the others, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of those and other risks applicable to the Company in Part II, Item 1A. “Risk Factors” in this Quarterly Report.
•Our business depends on the successful continued financing, clinical development, regulatory approval, and commercialization of sofpironium bromide.
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
•Sofpironium bromide, where approved, will face significant competition and its failure to compete effectively may prevent it from achieving significant market penetration.
•We may face generic competition for sofpironium bromide, which could expose us to litigation or adversely affect our business, financial condition, operating results, and prospects.
•If clinical research organizations (“CROs”) and other third parties do not meet our requirements or otherwise conduct our sofpironium bromide clinical trials as required or are unable to staff or supply our trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, sofpironium bromide at all or in the time frames currently planned for.
•If we are unable to establish sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate meaningful product revenue.
•We will need to raise substantial additional financing in the future to fund our operations, which may not be available to us on favorable terms, or at all.
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
•Major public health issues, and specifically the pandemic caused by the spread of COVID-19 and COVID-19 variants, and the impact as certain markets emerge from the pandemic, especially in terms of constraints on supply chains and human resource availability, and different degrees of success various countries experience in rolling out their vaccine campaigns, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
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
•Healthcare reform measures, including price controls or restricted access, could hinder or prevent the commercial success of our product candidates in any country.
•We are and may be subject to stricter healthcare laws, regulation, and enforcement, and our failure to comply with those laws could expose us to liability or adversely affect our business, financial condition, operating results, and prospects.
•We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies and to help prepare for a possible launch for our product candidates, including certain sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing, and distribution, and possibly sales and promotion, if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
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
•We may not be able to obtain, afford, maintain, or enforce global patent rights or other intellectual property rights that cover sofpironium bromide and related technologies (and any other product candidates) that are of sufficient type, breadth, and term.
•We may not be able to protect our intellectual property rights meaningfully throughout the world.
•If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, or other key aspects of product development and/or commercialization, or increase our financial or other obligations to our licensors.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$24,408	$30,115
Prepaid expenses and other current assets	4,507	3,415
Total current assets	28,915	33,530
Property and equipment, net	72	30
Operating lease right-of-use asset	86	74
Total assets	$29,073	$33,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,514	$568
Accrued liabilities	4,120	5,420
Lease liability, current portion	50	74
Note payable, current portion	—	291
Total current liabilities	6,684	6,353
Lease liability, net of current portion	36	—
Note payable, net of current portion	—	146
Total liabilities	6,720	6,499
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 and 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 71,945,222 and 53,551,461 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	719	536
Additional paid-in capital	147,681	132,492
Accumulated deficit	(126,047)	(105,893)
Total stockholders’ equity	22,353	27,135
Total liabilities and stockholders’ equity	$29,073	$33,634

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Collaboration revenue	$—	$607	$—	$1,653
Royalty revenue	151	—	168	—
Total revenue	151	607	168	1,653
Operating expenses:
Research and development	8,838	2,712	14,890	5,376
General and administrative	2,891	3,021	5,858	5,502
Total operating expenses	11,729	5,733	20,748	10,878
Loss from operations	(11,578)	(5,126)	(20,580)	(9,225)
Investment and other income, net	459	7	490	3
Interest expense	(30)	—	(64)	—
Net loss	$(11,149)	$(5,119)	$(20,154)	$(9,222)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.16)	$(0.43)	$(0.31)	$(0.87)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	68,856,370	11,819,152	64,646,565	10,595,960

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(11,149)	$(5,119)	$(20,154)	$(9,222)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities arising during holding period, net of tax benefit of $0	—	—	—	28
Total comprehensive loss	$(11,149)	$(5,119)	$(20,154)	$(9,194)

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2020	53,551,461	$536	$132,492	$—	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	12,444,887	124	8,845	—	—	8,969
Issuance of common stock, net of issuance costs of $50	1,083,548	11	1,617	—	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	96,350	1	(53)	—	—	(52)
Stock-based compensation	—	—	469	—	—	469
Net loss	—	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	67,176,246	672	143,370	—	(114,898)	29,144
Common stock issued, net of issuance costs of $259	4,768,976	47	3,890	—	—	3,937
Stock-based compensation	—	—	421	—	—	421
Net loss	—	—	—	—	(11,149)	(11,149)
Balance, June 30, 2021	71,945,222	$719	$147,681	$—	$(126,047)	$22,353

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2019	8,480,968	$85	$92,497	$(28)	$(84,980)	$7,574
Issuance of common stock and common stock purchase warrants, net of offering costs of $10	950,000	10	1,980	—	—	1,990
Issuance of common stock upon exercise of warrants	221,293	2	13	—	—	15
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	19,643	—	(13)	—	—	(13)
Stock-based compensation	—	—	403	—	—	403
Unrealized gain on available-for-sale marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(4,103)	(4,103)
Balance, March 31, 2020	9,671,904	97	94,880	—	(89,083)	5,894
Issuance of common stock upon exercise of warrants	2,202,863	22	(15)	—	—	7
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	6,673	—	(4)	—	—	(4)
Common stock and warrants issued, net of issuance costs of $1,443	14,790,133	148	18,531	—	—	18,679
Stock-based compensation	—	—	453	—	—	453
Net loss	—	—	—	—	(5,119)	(5,119)
Balance, June 30, 2020	26,671,573	$267	$113,845	$—	$(94,202)	$19,910

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,154)	$(9,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	890	856
Gain on loan extinguishment	(437)	—
Depreciation	8	6
Reduction of discount on marketable securities	—	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,092)	512
Accounts payable	1,932	(1,679)
Accrued liabilities	(1,352)	(135)
Deferred revenue	—	(1,653)
Net cash used in operating activities	(20,205)	(11,290)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(36)	—
Maturities of marketable securities	—	4,500
Net cash provided by (used in) investing activities	(36)	4,500
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of warrants	8,969	22
Proceeds from the issuance of common stock and warrants, net of offering costs	5,565	20,669
Proceeds from the issuance of note payable	—	437
Net cash provided by financing activities	14,534	21,128
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,707)	14,338
CASH AND CASH EQUIVALENTS—BEGINNING	30,115	7,232
CASH AND CASH EQUIVALENTS—ENDING	$24,408	$21,570

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Forgiveness of Paycheck Protection Program loan	$437	$—

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Brickell Biotech, Inc. (the “Company” or “Brickell”) is a clinical-stage pharmaceutical company focused on the development of innovative and differentiated prescription therapeutics for debilitating skin diseases with a focus on its lead asset for the treatment of hyperhidrosis. The Company’s pivotal Phase 3 clinical-stage investigational product candidate, sofpironium bromide, is a new chemical entity that belongs to a class of medications called anticholinergics. The Company intends to develop sofpironium bromide as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis. The Company’s operations to date have been limited to business planning, raising capital, developing its pipeline assets (in particular sofpironium bromide), identifying product candidates, conducting clinical trials, and other research and development.
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the six months ended June 30, 2021, the Company had a net loss of $20.2 million and net cash used in operating activities of $20.2 million. As of June 30, 2021, the Company had cash and cash equivalents of $24.4 million and an accumulated deficit of $126.0 million.
The Company believes that its cash and cash equivalents as of June 30, 2021, combined with the net proceeds received from the subsequent sales of the Company’s common stock (see Note 8. “Subsequent Events”), are sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and commercial-related activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc., and are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

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

	Level 1 (1)

	June 30, 2021	December 31, 2020
Assets:
Money market funds	$23,202	$29,182
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
In May 2018, the Company entered into an amendment to the Kaken Agreement, pursuant to which the Company received an upfront non-refundable fee of $15.6 million (the “Kaken R&D Payment”), which was initially recorded as deferred revenue, to provide the Company with research and development funds for the sole purpose of conducting certain clinical trials and other such research and development activities required to support the submission of a new drug application for sofpironium bromide. Upon receipt of the Kaken R&D Payment on May 31, 2018, a milestone payment originally due upon the first commercial sale in Japan was removed from the Kaken Agreement and all future royalties to the Company under the Kaken Agreement were reduced by 150 basis points. During the three and six months ended June 30, 2020, the Company recognized revenue of $0.6 million and $1.7 million, respectively, related to the Kaken R&D Payment. The Kaken R&D Payment was recognized in full by the end of the third quarter of 2020.

The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that it determines are within the scope of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“Topic 606”), the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. At contract inception, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, the Company has not received approval for any drug candidates from the FDA.
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
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Prior to 2020, the Company had not recognized any royalty revenue from any collaboration arrangement. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (ECCLOCK®) for the treatment of primary axillary (underarm) hyperhidrosis. During the three and six months ended June 30, 2021, the Company recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan of approximately $0.2 million.
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

The following table sets forth the potential common shares excluded from the calculation of net loss per common share because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2021	2020
Outstanding warrants	27,944,544	19,556,108
Outstanding options	6,716,167	1,578,231
Unvested restricted stock units	47,435	253,045
Total	34,708,146	21,387,384

Leases
The Company accounts for leases under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 842 (“ASC 842”). Under ASC 842, the Company determines if an arrangement is a lease at inception. Operating leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company does not currently hold any financing leases. The Company has elected the practical expedient not to recognize on the balance sheet leases with terms of one year or less and not to separate lease components and non-lease components for long-term real estate leases. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the incremental borrowing rate based on industry peers in determining the present value of lease payments. Industry peers consist of several public companies in the biotechnology industry with comparable characteristics. The Company’s facility operating lease has one single component. The lease component results in a right-of-use asset being recorded on the balance sheet, which is amortized as lease expense on a straight-line basis in the Company’s condensed consolidated statements of operations.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards has had or may have a material impact on the Company's condensed consolidated financial statements or disclosures.

NOTE 3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued contracted research and development services	$2,922	$3,733
Accrued compensation	978	1,369
Accrued professional fees	220	318
Total	$4,120	$5,420

NOTE 4. NOTE PAYABLE
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds in the principal amount of $0.4 million and bearing interest at a fixed rate of 1.00% per annum to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which was forgiven in full in June 2021. As a result, during the three months ended June 30, 2021, the Company recognized a gain on extinguishment of debt of approximately $0.4 million in the condensed consolidated statements of operations within the line “Investment and other income, net.”

NOTE 5. COMMITMENTS AND CONTINGENCIES
Operating Lease
In August 2016, the Company entered into a five-year lease for office space in Boulder, Colorado that was scheduled to expire on October 31, 2021 (the “Boulder Lease”), subject to the Company’s option to renew the Boulder Lease for two additional terms of three years each. Pursuant to the Boulder Lease, the Company leases 3,038 square feet of space in a multi-suite building. Base rental payments under the Boulder Lease were $4,430 per month during the first year of the Boulder Lease with an annual increase of 3.5% through October 31, 2021. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for its pro rata share of the operating expenses for the building, which includes common area maintenance, utilities, property taxes, and insurance. Upon adoption of ASC 842, on January 1, 2019, the Company recognized a lease liability and corresponding right-of-use asset for the lease agreement by calculating the present value of lease payments, discounted at the Company’s estimated incremental borrowing rate of 12.0%, over the expected remaining term of 2.8 years.
Effective June 17, 2021, the Boulder Lease was amended. The amendment extends the lease term to December 31, 2022. Base rent through October 31, 2021, was unchanged. The amendment provides for two months free rent and a fixed rate of $6,076 per month thereafter. The amendment also provides for an option to extend the lease for two additional terms of three years each with monthly rent payments determined at the time of renewal at the lower of $6,076 per month or current market rental rates. In accordance with ASC 842, upon modification of the Boulder Lease, the Company reassessed classification of the lease and determined that the lease still met the criteria to be classified as an operating lease. Furthermore, the Company remeasured the lease liability as of the effective date by calculating the present value of the new lease payments, discounted at the Company’s updated incremental borrowing rate of 11.0%, over the extended term of 18 months. Because the Company was not reasonably certain to exercise the renewal option, the option was not considered in determining the lease term, and associated potential additional payments were excluded from lease payments.
Operating lease cost for the three months ended June 30, 2021 and 2020 was $23 thousand and $22 thousand, respectively. Lease expense for each of the six months ended June 30, 2021 and 2020 was less than $0.1 million.
The following is a summary of the contractual obligations related to operating lease commitments as of June 30, 2021, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

2021 (remaining six months)	$57
2022	36
Total maturities	93
Less imputed interest	(7)
Present value of lease liability	$86

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
The Amended and Restated License Agreement retains with the Company a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of June 30, 2021, under the original License Agreement and the Amended and Restated License Agreement, the Company had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties the Company receives from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of the Company’s common stock upon the achievement of certain regulatory and other milestones.
During the three and six months ended June 30, 2020, under the terms of the Amended and Restated License Agreement, the Company made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to its plan to initiate its U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, the Company recorded $1.5 million as research and development expense in the condensed consolidated statements of operations during the three and six months ended June 30, 2020. No similar or associated research and development expense was incurred in the three or six months ended June 30, 2021, but the Company paid Bodor the applicable amount with respect to the royalties it received from Kaken for sales of product in Japan during those periods.

NOTE 6. CAPITAL STOCK
Common Stock
On April 19, 2021, following approval by the Company’s stockholders, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that increased the number of the Company’s authorized shares of common stock, par value $0.01 per share, from 100,000,000 to 300,000,000. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance at June 30, 2021 as follows:

June 30, 2021
Common stock warrants	27,944,544
Common stock options outstanding	6,716,167
Shares available for grant under the Omnibus Plan	3,988,558
Unvested restricted stock units	47,435
Shares available for grant under the Employee Stock Purchase Plan	2,600,000
Total	41,296,704

Public Offerings of Common Stock and Warrants
In October 2020, the Company completed a sale of 19,003,510 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the six months ended June 30, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, the Company completed a sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the six months ended June 30, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
The Company is using the net proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three months ended June 30, 2021, the Company sold 5,500 shares under the 2020 ATM Agreement at a weighted-average price of $1.16 per share, for aggregate net proceeds of $6 thousand, after giving effect to a 3% commission to Oppenheimer as agent. During the six months ended June 30, 2021, the Company sold 1,089,048 shares under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of June 30, 2021, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three and six months ended June 30, 2021, the Company sold 3,963,476 shares under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to the Agents. As of June 30, 2021, approximately $46.5 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
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
Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $28.0 million in the aggregate of shares of common stock. In order to retain maximum flexibility to issue and sell up to the maximum of $28.0 million of the Company’s common stock under the Purchase Agreement, the Company sought and, at its annual meeting on April 19, 2021, received, stockholder approval for the sale and issuance of common stock in connection with the Purchase Agreement under Nasdaq Listing Rule 5635(d). Sales of common stock by the Company will be subject to certain limitations, and may occur from time to time, at the Company’s sole discretion, over the 36-month period commencing on August 14, 2020 (the “Commencement Date”).
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three and six months ended June 30, 2021, the Company sold to Lincoln Park 800,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $0.6 million. As of June 30, 2021, approximately $27.3 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of June 30, 2021, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock.

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plans
2020 Omnibus Plan
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no additional grants will be made pursuant to the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. On August 31, 2020 and April 19, 2021, the Company’s stockholders approved increases in the number of shares of common stock authorized for issuance under the Omnibus Plan by 4,500,000 and 4,000,000 shares, respectively, and as of June 30, 2021, 9,125,000 shares were authorized and 5,379,767 shares were subject to outstanding awards under the Omnibus Plan. As of June 30, 2021, 3,988,558 shares remained available for grant under the Omnibus Plan.
2009 Equity Incentive Plan
The 2009 Plan was replaced by the Omnibus Plan on April 20, 2020, and as a result, as of June 30, 2021, there were no remaining shares available for new grants under the 2009 Plan. However, as of June 30, 2021,

1,266,655 shares were subject to outstanding awards under the 2009 Plan, which awards remain outstanding in accordance with their terms.
Vical Equity Incentive Plan
In connection with the merger in 2019, the Company adopted the Vical Plan, which was replaced by the Omnibus Plan on April 20, 2020. As a result, as of June 30, 2021, there were no remaining shares available for new grants under the Vical Plan. However, as of June 30, 2021, 117,180 shares were subject to outstanding awards under the Vical Plan, which awards remain outstanding in accordance with their terms.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the Brickell Biotech, Inc. Employee Stock Purchase Plan (the “ESPP”), which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of June 30, 2021, the Company had 2,600,000 shares available for issuance under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$88	$68	$197	$172
General and administrative	333	385	693	684
Total stock-based compensation expense	$421	$453	$890	$856

NOTE 8. SUBSEQUENT EVENTS
Public Offering of Common Stock
In July 2021, the Company entered into an amended and restated underwriting agreement (as amended, the “Underwriting Agreement”) with H.C. Wainwright & Co., LLC (the “Underwriter”), pursuant to which the Company issued and sold, in an underwritten public offering (the “July 2021 Offering”), 11,290,323 shares (the “Base Shares”) of the Company’s common stock. In addition, the Underwriter fully exercised its option to purchase 1,693,548 additional shares of common stock (the “Option Shares,” and together with the Base Shares, the “Shares”). The offering price to the public in the July 2021 Public Offering was $0.62 per Share, and the Underwriter agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $0.5828 per Share, representing an underwriting discount of six percent (6.0%). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses. The Company anticipates using the net proceeds from the July 2021 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
The Underwriting Agreement also contains representations, warranties, indemnification, and other provisions customary for transactions of this nature. Pursuant to the Underwriting Agreement, the Company and its directors and officers agreed, for a period of 45 days, subject to certain exceptions, not to offer, sell, pledge, or otherwise dispose of the Company’s common stock and other of the Company’s securities that they beneficially own, including securities that are convertible into shares of common stock and securities that are exchangeable or exercisable for shares of common stock, without the prior written consent of the Underwriter.
Lincoln Park Purchase Agreement
Subsequent to June 30, 2021, and through August 12, 2021, the Company sold to Lincoln Park 500,000 shares of common stock under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of approximately $0.4 million.
At Market Issuance Sales Agreements
Subsequent to June 30, 2021, and through August 12, 2021, the Company sold 486,352 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $0.86 per share, for aggregate net proceeds of approximately $0.4 million.

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
Hyperhidrosis is a life-altering condition of sweating beyond what is physiologically necessary for thermoregulation of the body. It is believed to be caused by an overactive cholinergic response of the sweat glands and affects an estimated 15.3 million, or 4.8%, of the U.S. population, and 12.76% of the population in Japan. According to a 2016 update on the prevalence and severity of hyperhidrosis in the U.S., axillary hyperhidrosis, which is the targeted first potential indication for sofpironium bromide, is the most common occurrence of hyperhidrosis, affecting approximately 65% of patients, or an estimated 10 million individuals, in the U.S.

Our Clinical Programs
U.S. Pivotal Phase 3 Cardigan I and II Clinical Studies
Based on the positive results in the clinical trials for sofpironium bromide gel conducted globally to date by us and Kaken, our development partner in Asia, we initiated during the fourth quarter of 2020 two U.S. pivotal Phase 3 clinical trials (also referred to as our “Phase 3 Program” or “Cardigan Studies”).
In October 2020, we initiated our first of two U.S. pivotal Phase 3 clinical studies (the “Cardigan I Study”), and in December 2020 we initiated the second U.S. pivotal Phase 3 clinical study (the “Cardigan II Study” and, together with the Cardigan I Study, the “Cardigan Studies”), both evaluating the efficacy and safety of topically applied sofpironium bromide gel, 15% for the treatment for primary axillary hyperhidrosis. The Cardigan Studies are multicenter, randomized, double-blinded, vehicle (placebo)-controlled Phase 3 clinical studies that each have enrolled approximately 350 subjects ages nine years and older with primary axillary hyperhidrosis. Subjects apply sofpironium bromide or vehicle once daily at bedtime to their underarms for six consecutive weeks, with a two-week post-treatment follow-up. The co-primary efficacy endpoints of the Cardigan Studies include the proportion of subjects achieving at least a 2-point improvement on the Hyperhidrosis Disease Severity Measure-Axillary© scale, a proprietary and validated PRO measure, and change in gravimetric sweat production (“GSP”), each from baseline to end of treatment. In addition, safety and tolerability assessments are being performed throughout the Cardigan Studies.
As of the date of filing of this Quarterly Report, the final patient has completed the Cardigan I Study. Enrollment is completed in the Cardigan II Study, and the final patient is expected to complete the Cardigan II Study in the third quarter of 2021. We expect to concurrently report topline results from the Cardigan Studies in the fourth quarter of 2021. If successful, those results are expected to form the basis of a prospective new drug application (“NDA”) submission in the U.S., anticipated in mid-2022, for sofpironium bromide gel, 15% for the treatment of primary axillary hyperhidrosis.
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
Collaboration with Kaken in Asia
Under our License, Development and Commercialization Agreement with Kaken, dated March 31, 2015 (as amended, the “Kaken Agreement”), we and Kaken have completed multiple clinical trials of sofpironium bromide gel that encompass over 1,300 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, pharmacokinetics, and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects. We expect that the sofpironium bromide total exposure for the potential U.S. NDA submission would be in excess of 1,600 subjects, including those in the U.S. Phase 3 pivotal studies.

In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% under the brand name ECCLOCK for the once-daily treatment of primary axillary hyperhidrosis. Japan is the first country to approve sofpironium bromide, which also marks the first approval of a topical prescription product for the treatment of primary axillary hyperhidrosis in Japan. This approval was based on the results of Kaken’s Japanese pivotal Phase 3 registration study of sofpironium bromide gel, 5% in 281 patients with primary axillary hyperhidrosis.
In November 2020, Kaken launched commercial sales of ECCLOCK in Japan. This marked the first commercialization of sofpironium bromide for any indication worldwide. Under the Kaken Agreement, we are entitled to receive commercial milestone payments, as well as tiered royalties based on a percentage of net sales of ECCLOCK in Japan. As a result, beginning in the fourth quarter of 2020, we have recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. To help ensure patient safety, Japanese law generally restricts new pharmaceutical products to 14-day prescriptions for one year from the first day of the month that a government-approved pricing for the product to be launched is listed. This means that in the first year of launch, patients must return to see their prescribing physician in person to obtain a refill lasting another two weeks in duration.
In June 2021, Kaken initiated a Japanese Phase 1 clinical study to assess the pharmacokinetics, safety and efficacy of sofpironium bromide gel in patients with primary palmoplantar hyperhidrosis, or excessive sweating from the palms and soles, for which there are currently no approved topical prescription treatment options in Japan.
In addition, Kaken has rights to develop and commercialize sofpironium bromide in South Korea, China, and certain other Asian countries, and we are entitled to receive royalties based on a percentage of Kaken’s net sales in these countries.
Together with Kaken, we were granted by the Japanese Patent Office a composition of matter patent with claims directed to the novel polymorphic, or crystalline, forms of sofpironium bromide that are being commercialized by Kaken in Japan and would be by us in the U.S. subject to our own ongoing development efforts. This patent is expected to provide additional protection for these newly developed and distinct forms in certain countries around the world, including Japan, potentially through 2040.
AnGes Collaboration Agreement
In September 2020, we entered into a collaboration agreement with AnGes, Inc. (“AnGes”) relating to the development and potential commercialization of AnGes’ proprietary investigational adjuvanted plasmid DNA vaccine intended to prevent COVID-19. Under the terms of the collaboration agreement, AnGes will continue to lead the development of its vaccine candidate in Japan, and we will provide information and know-how that could be relevant to such development efforts. If AnGes obtains positive results from its clinical studies in Japan and we are able to satisfy certain conditions, including raising the required development funding, we would have the right to lead the development efforts in the U.S. and certain emerging markets. If ultimately approved for sale in the applicable jurisdictions, AnGes would have commercial rights to the vaccine in Japan and we would have commercial rights in the U.S. and certain emerging markets on terms and conditions to be agreed with AnGes prior to any launch of a vaccine product. AnGes has completed a Phase 1/2 study and a Phase 2/3 clinical study with its vaccine candidate in Japan. It is currently analyzing the results of both clinical trials in accordance with the international standards recommended by the World Health Organization and estimates it will be later this year before the results become publicly available. Depending on the study results, AnGes may meet with the PMDA to discuss design of a larger Phase 3 registration trial.

Significant Financing and Licensing Arrangements
Public Offerings of Common Stock and Warrants
In July 2021, we completed the sale of 12,983,871 shares of our common stock (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses. We anticipate using the net proceeds from the July 2021 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of our common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of our common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the six months ended June 30, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of our common stock was sold together with a common warrant to purchase one share of our common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of our common stock. The common warrants were immediately exercisable at a price of $1.25 per share of our common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. During the six months ended June 30, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We are using the proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) as our sales agent. Pursuant to the terms of the ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the six months ended June 30, 2021, we sold 1,089,048 shares under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of June 30, 2021, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement” and, together with the 2020 ATM Agreement, the “ATM Agreements”) with Oppenheimer and William Blair & Company, L.L.C. as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the six months ended June 30, 2021, we sold 3,963,476 shares under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to the Agents. As of June 30, 2021, approximately $46.5 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement. Subsequent to June 30, 2021, and through the date of filing of this Quarterly Report, we sold 486,352 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $0.86 per share, for aggregate net proceeds of approximately $0.4 million.
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
Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $28.0 million in the aggregate of shares of our common stock. In order to retain maximum flexibility to issue and sell up to the maximum of $28.0 million of our common stock under the Purchase Agreement, we sought and, at our annual meeting on April 19, 2021, received, stockholder approval for the sale and issuance of common stock in connection with the Purchase Agreement under Nasdaq Listing Rule 5635(d). Sales of common stock by us will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 36-month period commencing on August 14, 2020 (the “Commencement Date”).
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three and six months ended June 30, 2021, we sold to Lincoln Park 800,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $0.6 million. As of June 30, 2021, approximately $27.3 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement. Subsequent to June 30, 2021, and through August 12, 2021, we sold to Lincoln Park 500,000 shares of common stock under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of approximately $0.4 million.
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
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of June 30, 2021, under the original License Agreement and the Amended and Restated License Agreement, we had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of our common stock upon the achievement of certain regulatory and other milestones.
During the three and six months ended June 30, 2020, under the terms of the Amended and Restated License Agreement, we made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to our plan to initiate our U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, we recorded $1.5 million as research and development expense in the condensed consolidated statements of operations during the three and six months ended June 30, 2020. No similar or associated research and development expense was incurred in the three or six months ended June 30, 2021, but we paid Bodor the applicable amount with respect to the royalties we received from Kaken for sales of product in Japan during those periods.

Financial Overview
Our operations to date have been limited to business planning, raising capital, developing our pipeline assets (in particular sofpironium bromide), identifying product candidates, conducting clinical trials, and other research and development.
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, payments received under license and collaboration agreements, and cash and investments acquired in connection with the merger pursuant to which Private Brickell became a wholly-owned subsidiary of Brickell Biotech, Inc. (formerly Vical Incorporated) in 2019 (the “Merger”). We do not have any products approved for sale and have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $20.2 million and $9.2 million for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $126.0 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic collaboration agreements for the development and commercialization of our product candidates. Our strategic collaboration agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, and royalties. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to 2020, we had not recognized any royalty revenue from any collaboration arrangement. Beginning during the three months ended December 31, 2020, and continuing in the six months ended June 30, 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize such royalties going forward. Other than the revenue we may generate in connection with this agreement, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.

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
Below is a summary of our research and development expenses related to sofpironium bromide by categories of costs for the periods presented. The other expenses category includes travel, lab and office supplies, clinical trial management software, license fees, and other miscellaneous expenses. We expect our research and development expenses to decrease in future periods as we complete our Phase 3 clinical trials for sofpironium bromide.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Direct program expenses related to sofpironium bromide	$8,114	$1,964	$13,550	$3,731
Personnel and other expenses
Salaries, benefits, and stock-based compensation	460	712	936	1,475
Regulatory and compliance	244	4	371	58
Other expenses	20	32	33	112
Total research and development expenses	$8,838	$2,712	$14,890	$5,376

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, and share-based compensation, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and sublicensing fees.
Other Income, Net
Other income, net consists primarily of a gain on extinguishment of debt recognized in June 2021 as a result of the forgiveness of an outstanding loan that we received under the Paycheck Protection Program (the “PPP Loan”). Other income, net also consists of interest income, interest expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense is comprised of interest incurred related to a note payable. Our interest income varies each reporting period depending on our average cash balances during the period and market interest rates. We expect interest income to fluctuate in the future with changes in average cash balances and market interest rates.
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
There were no changes during the six months ended June 30, 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Quarterly Report, we believe that the impact of recently issued guidance to be adopted in the future is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	$151	$607
Research and development expenses	(8,838)	(2,712)
General and administrative expenses	(2,891)	(3,021)
Total other income, net	429	7
Net loss	$(11,149)	$(5,119)

Revenue
Revenue decreased by $0.5 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Revenue in 2021 consisted of royalty revenue recognized related to sales of ECCLOCK in Japan by Kaken, while revenue in 2020 was driven by collaboration revenue recognized for research and development activities under the Kaken Agreement pursuant to which Kaken provided research and development funding to us. The decrease in revenue recognized was primarily attributable to our Phase 3 open-label long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. Conducting these studies was the basis for revenue recognition over time, through the third quarter of 2020, of a $15.6 million research and development payment received from Kaken in the second quarter of 2018. Beginning during the three months ended December 31, 2020, and continuing in 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize such royalties on Kaken’s net sales going forward. Despite recognizing such royalty revenue, we did not receive any cash related to such royalties because Kaken instead offset amounts we owed it under the Clinical Supply Agreement we entered into with Kaken on July 30, 2019 (the “Clinical Supply Agreement”).
Research and Development
Research and development expense increased by $6.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, which was primarily due to an increase in clinical costs related to sofpironium bromide. We began incurring greater research and development costs upon the initiation of our Phase 3 Cardigan Studies in the fourth quarter of 2020. Our Phase 3 open-label, long-term safety study of sofpironium bromide gel and other ancillary clinical studies were concluded or winding down by the end of the first quarter of 2020.
General and Administrative Expenses
General and administrative expenses decreased by $0.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This decrease was primarily due to lower costs for professional-related fees that were associated with capital raising activities that occurred in the second quarter of 2020.
Total Other Income, Net
Total other income, net increased by $0.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of the PPP Loan in June 2021.
Comparison of the Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Revenue	$168	$1,653
Research and development expenses	(14,890)	(5,376)
General and administrative expenses	(5,858)	(5,502)
Total other income, net	426	3
Net loss	$(20,154)	$(9,222)

Revenue
Revenue decreased by $1.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Revenue in 2021 consisted of royalty revenue recognized related to sales of ECCLOCK in Japan by Kaken, while revenue in 2020 was driven by collaboration revenue recognized for research and development activities under the Kaken Agreement pursuant to which Kaken provided research and development funding to us. The decrease in revenue recognized was primarily attributable to our Phase 3 open-label long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. Conducting these studies was the basis for revenue recognition over time, through the third quarter of 2020, of a $15.6 million research and development payment received from Kaken in the second quarter of 2018. Beginning in late 2020, and continuing in the six months ended June 30, 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize such royalties on Kaken’s net sales going forward. Despite recognizing such royalty revenue, we did not receive any cash related to such royalties because Kaken instead offset amounts we owed it under the Clinical Supply Agreement.
Research and Development Expenses
Research and development expenses increased by $9.5 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, which was primarily due to an increase in clinical costs related to sofpironium bromide. We began incurring greater research and development costs upon the initiation of our Phase 3 Cardigan Studies in the fourth quarter of 2020. Our Phase 3 open-label, long-term safety study of sofpironium bromide gel and other ancillary clinical studies were concluded or winding down by the end of the first quarter of 2020.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to increased compensation and other miscellaneous expenses, partially offset by reduced professional fees.
Total Other Income, Net
Total other income, net increased by $0.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of the PPP Loan in June 2021.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the six months ended June 30, 2021 and 2020, we had a net loss of $20.2 million and $9.2 million, respectively. As of June 30, 2021, we had an accumulated deficit of $126.0 million. As of June 30, 2021, we had cash and cash equivalents of $24.4 million compared to $30.1 million as of December 31, 2020. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, payments received under license and collaboration agreements, and cash and investments acquired in the Merger.
We believe that our cash and cash equivalents as of June 30, 2021, combined with the net proceeds received from the sale of our common stock in the July 2021 Offering, are sufficient to fund our operations for at least the next 12 months from the issuance of this Quarterly Report. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and commercial-related activities.
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(20,205)	$(11,290)
Investing activities	(36)	4,500
Financing activities	14,534	21,128
Total	$(5,707)	$14,338

Operating Activities
Net cash used in operating activities of $20.2 million during the six months ended June 30, 2021 increased compared to $11.3 million during the six months ended June 30, 2020, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in research and development activities, and general working capital requirements. The increase was impacted by an increase in net loss of $10.9 million and an increase of $0.4 million in non-cash operating expenses, partially offset by the effect of changes in working capital of $2.4 million.
Investing Activities
Net cash used in investing activities of $36 thousand during the six months ended June 30, 2021 decreased compared to net cash provided by investing activities of $4.5 million during the six months ended June 30, 2020. The $4.5 million decrease in net cash provided by investing activities was primarily the result of a $4.5 million reduction in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $14.5 million during the six months ended June 30, 2021 decreased compared to $21.1 million during the six months ended June 30, 2020. The decrease was primarily related to net proceeds received during the six months ended June 30, 2020 of $18.7 million associated with the June 2020 Offering and $0.4 million from proceeds of the PPP Loan, which was partially offset by higher net proceeds received during the six months ended June 30, 2021 of $8.9 million from the exercise of warrants and $3.6 million in sales of our common stock under the ATM Agreements and the Purchase Agreement.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business Operations
Our business depends on the successful continued financing, clinical development, regulatory approval, and commercialization of sofpironium bromide.
The successful development, regulatory approval, and commercialization of sofpironium bromide requires significant additional financing and depends on a number of factors, including but not limited to the following:
•timely and successful completion of Phase 3 clinical trials in the U.S., which may be significantly costlier than we currently anticipate, especially in a pandemic, and/or produce results that do not achieve the endpoints of the trials or which are ultimately deemed not to be clinically meaningful;
•whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those currently planned to support the approval and commercialization of sofpironium bromide;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our and their contractual obligations and with all regulatory and legal requirements applicable to them and to sofpironium bromide;
•ability of third parties with which we contract to manufacture consistently adequate clinical trial and commercial supplies of sofpironium bromide, to remain in good standing with regulatory agencies and to develop, validate and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated current good manufacturing practices, and the product’s package insert, to hire and retain a sufficient and qualified workforce, and to manage their own supply chain to comply with their contractual obligations to us, which supply chains and workforce availability have been constrained in recent months;
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
•acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety, and efficacy of sofpironium bromide, if and where approved, including relative to alternative and competing treatments and the next best standard of care;
•existence of a regulatory, pricing and reimbursement, and legal environment conducive to the success of sofpironium bromide;
•ability to price sofpironium bromide to recover our development costs and generate a satisfactory profit margin; and
•our ability and our partners’ ability to establish and enforce intellectual property rights in and to sofpironium bromide, including but not limited to patents, regulatory exclusivity rights, and licenses.
If we do not achieve one or more of these factors, many of which are beyond our reasonable control, in a timely manner or at all, and with adequate financing, we could experience significant delays or an inability to obtain regulatory approvals or commercialize sofpironium bromide. Even if regulatory approvals are obtained, we may never be able to successfully commercialize sofpironium bromide. Accordingly, we cannot assure that we will be able to generate sufficient revenue through the sale of sofpironium bromide, or any other asset, to continue our business.
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
On July 30, 2019, we entered into the Clinical Supply Agreement with Kaken under which we made various purchase orders for certain amounts of drug substance and product components for use in non-clinical and clinical studies, as well as for scale-up validation activities. Failure to receive such API from Kaken on a timely basis could have a material impact on our business. Furthermore, at this time, we do not have a commercial supply agreement with Kaken or other suppliers. Our inability to enter into an adequate commercial supply agreement at the right time for sofpironium bromide for the U.S. and other markets outside of Japan and certain other Asian countries would materially impact our business.
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
The Kaken Agreement granted Kaken an exclusive license in Japan and certain rights to additional Asian countries to develop and commercialize sofpironium bromide. Under the terms of the Kaken Agreement, as amended, we received an up-front payment, development milestones, and research and development payments and have received and are eligible to receive future milestones and royalties on net sales.
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
In September 2020, Kaken received approval of an NDA in Japan for the manufacturing and marketing of sofpironium bromide gel, 5% under the brand name ECCLOCK for the treatment of primary axillary hyperhidrosis, and in November 2020, Kaken launched commercial sales of ECCLOCK in Japan. Beginning in January 2021, Kaken would have paid us a royalty on sales during the previous quarter, but instead offset amounts we owe Kaken under the Clinical Supply Agreement, which offsets were completed in the second quarter of 2021. Despite receiving regulatory approval and commencing these commercial activities in Japan, we cannot provide any assurance that an NDA in any other Asian markets will be approved or that regulatory approvals in other Asian countries will occur. We will not receive additional milestone or other payments from Kaken if Kaken does not continue to be successful in its development, regulatory, or commercial activities, or if the approval is withdrawn for any reason.

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
Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In the U.S., although private third-party payors tend to follow Medicare and Medicaid practices, no uniform or consistent policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor as well as state to state. Consequently, the coverage determination process is often uncertain and a time-consuming and costly process that must be played out across many jurisdictions and different entities and which will require us to provide scientific, clinical, and health economics support for the use of sofpironium bromide compared to current alternatives and do so to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained and in what amount or time frame.
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
After receiving regulatory approval in 2020 for ECCLOCK from Japanese regulators, Kaken applied for and received pricing approval in Japan, which is required by law to do before selling. On November 18, 2020, ECCLOCK was placed on Japan’s National Health Insurance drug reimbursement price list. Kaken will likely face pricing pressures in Japan as it continues to commercialize ECCLOCK, and if it is unable to maintain this current price, or is unable to increase the price in future years, this could have a negative impact on sales in Japan.
Even if sofpironium bromide obtains regulatory approval outside Japan, and despite our partner Kaken launching the drug as ECCLOCK in Japan in 2020, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.
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
•our ability to manage the COVID-19 pandemic to complete necessary clinical trials, supply/manufacture sofpironium bromide for such trials and commercially, and otherwise market and sell sofpironium bromide while the pandemic continues in effect, and the short- and long-term consequences of such pandemic if and as certain markets improve;
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
•insurers’ and physicians’ willingness to see hyperhidrosis as a disease worth treating and for which reimbursement will be made available for treatment, or, if limited or no reimbursement is available, the degree to which patients will be willing to purchase sofpironium bromide treatment out-of-pocket;
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
•the effectiveness of our sales, marketing, pricing, reimbursement and access, government affairs, legal, medical, public relations, compliance, chemistry, manufacturing and controls, and distribution efforts;
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
Major public health issues, and specifically the pandemic caused by the spread of COVID-19 and COVID-19 variants, and the impact as certain markets emerge from the pandemic, especially in terms of constraints on supply chains and human resource availability, and different degrees of success various countries experience in rolling out their vaccine campaigns, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others, and even as or after the pandemic subsides, how long it takes for global supply chains to handle the pent-up demand for goods and services and the shutdowns associated around the world with those supply chains, and worker eagerness to return to the workforce and/or change employment patterns.
The effects of the COVID-19 pandemic could delay or interrupt our business operations. For instance, our clinical trials may be affected by the continuing pandemic. Ongoing clinical trial participant dosing, manufacturing, supply, and distribution of clinical trial materials and materials required for an eventual NDA for submission to the FDA, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, worker and supplier patterns, or other reasons related to, or as a consequence of, the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to complete our clinical trials. Further, if our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to the pandemic may disrupt the U.S.’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions, and clinical investigators to conduct these studies and clinical trials. If these third parties themselves are adversely impacted by restrictions or disruptions resulting from the COVID-19 pandemic, we will likely experience delays, and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our therapeutic candidates may be delayed or otherwise adversely impacted.
The spread of COVID-19, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, negative supply chain impacts, and worker unavailability, may have a material economic effect on our business. While the potential economic impact brought by, and the duration of, the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial and distribution markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business and that of our key partners like Kaken, our clinical trials, our research programs, healthcare systems, or the global economy as a whole. However, these effects could have a material adverse effect on our business, financial condition and results of operations, and cash flows.
Sofpironium bromide, where approved, will face significant competition and its failure to compete effectively may prevent it from achieving significant market penetration.
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing, and marketing of healthcare products competitive with those that we are developing, including sofpironium bromide. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, sofpironium bromide, where approved, may compete with other dermatological products, including over-the-counter (“OTC”) treatments, for a share of some patients’, or payors’, discretionary budgets and for physicians’ attention within their clinical practices.
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
If CROs and other third parties do not meet our requirements or otherwise conduct our sofpironium bromide clinical trials as required or are unable to staff or supply our trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, sofpironium bromide at all or in the time frames currently planned for.
We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee our sofpironium bromide clinical trials and other aspects of product development. We also rely on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and current good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for sofpironium bromide. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements. In addition, our clinical trials generally must be conducted with product produced under Current Good Manufacturing Practice (“cGMP”) regulations. Our failure to comply with these regulations and policies, or to obtain supply of key items in sufficient quantities, in a timely manner or at all, may require us to extend or repeat clinical trials, which would delay or halt the regulatory approval process.
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
We currently have limited marketing capabilities and no sales organization. If we are unable to establish sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate meaningful product revenue.
We currently have limited marketing capabilities and no sales organization. To commercialize our product candidates, if approved, in the U.S., Australia, Canada, the European Union, Latin America, Africa, the Middle East, and other jurisdictions we seek to enter, we must build our marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. Although our employees have experience in the marketing, sale, and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, we as a company have no prior experience in the commercial launch, marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain and incentivize qualified individuals, generate sufficient sales leads, or to contract for a sales force and in either case, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team so they operate in an effective and compliant way. Any failure or delay in the development of our internal (or external contracted-for) sales, marketing, distribution, and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products. In addition, we may need more than one approved and marketed product to sustain employing an internal salesforce.
To commercialize sofpironium bromide in the rest of the world, we may be able to leverage the current (and only) regulatory approval in Japan and/or commercial infrastructure of our partner, Kaken, which will provide us with resources and expertise in certain areas that are greater than we could initially provide ourselves. We may choose to collaborate with additional third parties in various countries that have direct sales forces, commercial and regulatory capacities, and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates, especially in other countries where we currently do not have a foreign legal presence. The inability to commercialize successfully our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results, and prospects.
Our collaboration with AnGes may prove to be unsuccessful, either because AnGes is unable to timely develop its COVID-19 vaccine candidate, or because we are not able to continue with this alliance for a variety of business, financial, or other reasons, or the results of AnGes’ clinical trials are not supportive, or AnGes decides for its own business reasons to pursue different priorities.

The COVID-19 vaccine candidate that is the subject of our collaboration agreement with AnGes, Inc. is in a data review stage just prior to AnGes making a decision on whether it can pursue Phase 3 registration trials in Japan, and this research program may not result in a safe and effective product candidate in a timely manner, or at all. The investigational vaccine candidate may not be deemed attractive by consumers given other COVID-19 vaccines that are now in the market and available earlier, there could be supply chain issues for both clinical and commercial contexts, we may not be able to proceed with related development and commercialization activities, or emerging COVID-19 variants could disrupt AnGes’ current development efforts. Our contractual relationship with AnGes may end in a variety of ways or we may be unable to negotiate additional acceptable terms with AnGes. Further, any attention and resources we devote to this vaccine candidate could negatively impact our development program related to sofpironium bromide.
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
AnGes has completed a Phase 1/2 study and a Phase 2/3 clinical study with its vaccine candidate in Japan. It is currently analyzing the results of both clinical trials in accordance with the international standards recommended by the World Health Organization and estimates it will be later this year before the results become publicly available. Depending on the study results, AnGes may meet with the PMDA to discuss design of a larger Phase 3 registration trial. The results from these studies will guide any further development efforts of this novel vaccine candidate. Because the AnGes vaccine candidate is later in its development than other vaccine options for COVID-19, its potential for commercial success could be adversely affected, even if regulatory approval is obtained. The work on the AnGes vaccine candidate is still in preliminary stages prior to registration-ready trials, and it may not develop into an effective and safe vaccine in a timely manner, or at all. All product candidates are prone to significant risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by one or more regulatory authorities, or that another vaccine option is deemed to be safer, better, more easily obtained, or cheaper. Some regulatory authorities may approve a product candidate while others do not or may provide approval on different terms or with additional conditions or limitations, or may issue any regulatory approval decisions at very different times. The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming, costly, and inherently unpredictable, especially for early-stage product candidates. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. The development of any early-stage product candidates may be discontinued at any time for a variety of reasons, including but not limited to safety and efficacy concerns, the appearance of new technologies that make the product obsolete, competition from a competing product, supply chain considerations, intellectual property right impacts, ability to price or changes in or failure to comply with applicable regulatory requirements, or constraints on us or our product sponsor in obtaining additional financing and capital.
In addition, a substantial number of companies, individuals, and institutions are working to develop, or have developed or received regulatory approval, and are now distributing, a COVID-19 vaccine. Many of them commenced studies and launched products much earlier than the studies commenced by AnGes, and many of them have substantially greater financial, scientific, and other resources than AnGes and us, and another party may be successful in producing a safer or more efficacious vaccine or other treatment for COVID-19 and its variants, or a less costly treatment, which may also lead to the diversion of governmental and quasi-governmental funding toward other companies and better insurance coverage for other COVID-19 preventative measures or treatments, and lead to demand being driven away from any product developed by AnGes or us, or cause AnGes and/or us to cancel or significantly scale back the introduction of a vaccine candidate based on the other available patient options or AnGes’ own assessment of its priorities. The current market entry of certain COVID-19 vaccines and rapid expansion of other development programs directed at COVID-19 may also generate a scarcity of manufacturing capacity among contract research organizations that provide cGMP materials for development and commercialization of biopharmaceutical products, and/or could make it difficult for those conducting clinical studies to recruit in a timely manner an adequate number of trial participants, especially for companies like AnGes and us which started these studies much later than other companies.
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
Despite the implementation of security measures, our internal computer systems and those of our current and future CROs and other contractors and consultants, and even the regulators who we rely on to advance our business, are vulnerable to damage from computer viruses, unauthorized access, computer hacking or breaches, natural disasters, epidemics and pandemics, terrorism, war, labor unrest, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. In addition, and probably exacerbated by the COVID-19 pandemic and increased remote working arrangements, malicious cyber actors may increase malware and ransom campaigns and phishing emails targeting teleworkers as well as company systems, preying on the uncertainties surrounding COVID-19 or other world trends and events, which exposes us to additional cybersecurity risks. While we have not experienced any such material system failure, accident, security breach, or ransom demand/threat to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. In addition, since we sponsor clinical trials, any breach that compromises patient data and identities, thereby causing a breach of privacy, could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in us to recruit for future clinical trials. For example, the loss of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our products and product candidates could be delayed.
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
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic, and global information technology (“IT”) threats. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic or other conditions. Some patients may consider sofpironium bromide as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary, out-of-pocket cash-spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets again become volatile, or a bear market ensues in the U.S. stock market, including as a result of the COVID-19 pandemic or other stimulus, our operating results and liquidity could be affected adversely by those factors in many ways, including weakening demand for sofpironium bromide, making it more difficult for us to raise funds if necessary, and our stock price may decline.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock has been subject to significant fluctuations. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date of our operating as a publicly-traded company, to $0.69 per share as of July 30, 2021. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile subject even to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•material developments in, or the conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•our inability to increase our share price to at least $1.00 per share for the frequency and duration required by The Nasdaq Capital Market to stay listed on this stock exchange and the impact that this lower price may have on investors, including our inability to address the remedial conditions laid out by Nasdaq in our current notice of non-compliance in this regard;
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
Moreover, the stock markets in general have experienced substantial volatility in our industry that has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the ongoing reaction of global markets to the COVID-19 pandemic and the impacts of the pandemic as markets reopen. These broad market fluctuations may also adversely affect the trading price of our common stock.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of June 30, 2021, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,482,500 shares of our common stock at an exercise price of $1.25 per share; and (vi) 8,405,935 shares of our common stock at an exercise price of $0.72 per share. As of June 30, 2021, we also had 6,716,167 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $3.08 per share and 47,435 shares of common stock underlying unvested restricted stock units outstanding.
We may not be able to access the full amounts available under the Purchase Agreement with Lincoln Park, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on August 14, 2020. As of June 30, 2021, approximately $27.3 million of shares of common stock were remaining, but had not yet been sold, under the Purchase Agreement. All remaining funds available under the Purchase Agreement are subject to the satisfaction of certain conditions specified in the Purchase Agreement, including that our common stock remains listed on The Nasdaq Capital Market, the effectiveness of a registration statement relating to the resale of the shares to be sold to Lincoln Park under the Purchase Agreement and that no event of default has occurred under the Purchase Agreement. Additionally, depending upon the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park if such a sale would result in us issuing to Lincoln Park more than 9.99% of our shares outstanding prior to entering into the Purchase Agreement. In the event that we are unable to satisfy the conditions specified, the purchase commitment made by Lincoln Park will be unavailable to us and Lincoln Park will not be required to purchase any shares of our common stock. If obtaining funding from Lincoln Park were to prove unavailable, we will need to secure other sources of funding in order to continue with our proposed development activities and launch and commercialize any product candidates for which we receive regulatory approval. Additionally, even if we are able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating, and development plans.
Our failure to maintain compliance with The Nasdaq Stock Market LLC’s (“Nasdaq”) continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On June 17, 2021, we received a notice from the Listing Qualifications Department of the Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we were not in compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Rule”). In accordance with Nasdaq’s listing rules, we have a period of 180 calendar days, or until December 13, 2021, to regain compliance with the Rule. If at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule.
The notice also disclosed that in the event we do not regain compliance with the Rule by December 13, 2021, we may be eligible for additional time. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our securities will be subject to delisting. We intend to continue to monitor the bid price for our common stock between now and December 13, 2021, and will consider available options to resolve the deficiency and regain compliance with the Rule, including seeking stockholder approval of a reverse split of our common stock in order to increase the trading price of our common stock in compliance with The Nasdaq Capital Market rules. There is no assurance, however, that we will be eligible for an additional compliance period or that our common stock will not be delisted from Nasdaq.
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
As of December 31, 2020, we had approximately $420.8 million of federal and $382.7 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income, of which $91.8 million will carryforward indefinitely and the remainder expiring in varying amounts beginning in 2021 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts (“Tax Act”), U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states within the U.S. will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of state law has not occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, as a result of offerings of our stock or subsequent shifts in our stock ownership, some of which may be outside of our control. In that case, the ability to use NOL carryforwards to offset future taxable income will be limited following any such ownership change and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
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
Healthcare reform measures, including price controls or restricted access, could hinder or prevent the commercial success of our product candidates in any country.
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
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, healthcare reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
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
We intend to in-license, acquire, develop, and market additional products and product candidates. Because our internal research and development capabilities are limited, we may be dependent on pharmaceutical or other companies, investment groups or funds, academic or government scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly on our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.
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
Other than our focus on sofpironium bromide, we are not currently developing other product candidates, but continue to assess opportunities to in-license or acquire assets that would fit well with our strategic vision.
We are only developing sofpironium bromide at this time. From time to time, we may evaluate the potential clinical development of various clinical stage product candidates that become available for partnering. The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming, and costly, and inherently unpredictable, especially for early-stage product candidates. Government policies, regulations, or the type and amount of clinical data necessary to gain approval for pharmaceutical assets may change during the course of a product candidate’s clinical development, and most product candidates never make it entirely through approval. Accordingly, we cannot provide assurance that we will acquire and/or develop any other clinical-stage product candidates, or if we do, that we would be able to seek or obtain regulatory approval for any such product candidates.

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
We expect to rely upon the efforts of third-party out-license partners for the successful development and commercialization of our current and future product candidates. The clinical and commercial success of our product candidates may depend upon maintaining successful relationships with third-party out-license partners which are subject to a number of significant risks, including the following:
•our partners’ ability to execute their responsibilities in a timely, cost-efficient, and compliant manner and to maintain their supply chain systems and safeguard their IT operations and their and our data;
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
We cannot assure that we will be able to establish or maintain third-party out-license partner relationships to successfully develop and commercialize our product candidates.
We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies and to help prepare for a possible launch for our product candidates, including certain sole-source suppliers and manufacturers; we intend to rely on third parties for commercial supply, manufacturing, and distribution, and possibly sales and promotion, if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.

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
We do not have direct control over whether our contract suppliers and manufacturers will maintain current pricing terms, be willing (or able) to continue supplying us with APIs and finished products, or maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance, and qualified personnel. We are dependent on our contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMPs for production of both APIs and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to commercialize or obtain regulatory approval for the affected product or product candidate successfully, and we may be held liable for injuries sustained as a result.
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
We expect to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. Our supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for our needs. Additionally, any damage to, destruction of, or threats to our third-party manufacturers’ or suppliers’ facilities, equipment, or systems, even by force majeure or by criminal acts, may significantly impair our ability to have our products and product candidates manufactured on a timely basis. Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities and systems, will have access to and may misappropriate our trade secrets, clinical trial and other research data, or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers may be located outside of the U.S. This may give rise to difficulties in importing our products or product candidates or their components into the U.S. or other countries, or otherwise protecting these assets.
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

Manufacturing and supply of APIs, other substances and materials, and finished drug products are technically challenging. Changes beyond our direct control can impact the quality, volume, price, and successful delivery of our products and product candidates and can impede, delay, limit, or prevent the successful development and commercialization of our products and product candidates. Mistakes and mishandling, and/or disruptions in the supply chain, are not uncommon despite reasonable best efforts and can affect successful production and supply. Some of these risks include but are not limited to:
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
•natural disasters, strikes and labor disputes, epidemics or pandemics, war and terrorism, financial distress, lack of raw material supply, issues with facilities and equipment, third-party criminal threats such as IT malware and/or ransom attempts caused by holding systems hostage, or other forms of disruption to business operations of our contract manufacturers and suppliers; and
•latent defects that may become apparent after a product has been released and even sold and used and that may result in recall and destruction of the product.
Any of these factors could result in delays or higher costs in connection with our clinical trials, regulatory submissions, required approvals, or commercialization of our products, which could expose us to liability or harm our business, financial condition, operating results, and prospects.
Risks Related to Our Intellectual Property
We may not be able to obtain, afford, maintain, or enforce global patent rights or other intellectual property rights that cover sofpironium bromide and related technologies (and any other product candidates) that are of sufficient type, breadth, and term.
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
We may not be able to protect our intellectual property rights meaningfully throughout the world.
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
In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patentholder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. Further, there is no guarantee that any country will not adopt or impose compulsory licensing in the future. In these situations, the royalty the court requires to be paid by the licenseholder receiving the compulsory license may not be calculated at fair market value and can be inconsequential, thereby disaffecting the patentholder’s business. In these countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could also materially diminish the value of those patents. This would limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license, especially in comparison to what we enjoy from enforcing our intellectual property rights in the U.S. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. For example, in Brazil, pharmaceutical patents require prior initial approval from the Brazilian health agency, ANVISA. Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America, it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent and similar agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance, validation, and annuity fees on any issued patent are due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of a patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction just for failure to know about and/or timely pay such fee. Noncompliance events that could result in abandonment or lapse of a patent or patent application include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the patents and patent applications covering our product candidates for any reason, our competitors might be able to otherwise enter the market, which would have an adverse effect on our business, financial condition, operating results, and prospects.
In addition, countries continue to increase the fees that are charged to acquire, maintain, and enforce patents and other intellectual property rights, which may become prohibitive to initiate or continue paying in certain circumstances.
If we fail to comply with our obligations under our intellectual property license agreements, we could lose license rights that are important to our business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, or other key aspects of product development and/or commercialization, or increase our financial or other obligations to our licensors.
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
Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, sales and marketing and other personnel, and directors of our board of directors. We are highly dependent on our management, scientific personnel, and our directors. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan and in a way that complies with all applicable laws. If we lose the services of any of these individuals, we might not be able to find suitable replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain qualified management and other key personnel or directors in the future due to the intense competition for qualified individuals among biotechnology, pharmaceutical, and other businesses. This risk is heightened recently for most employers by the global reaction to emergence from the COVID-19 pandemic and its impact on worker availability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through April 19, 2021	8-K	4/19/2021	3.2
3.2	Amended and Restated Bylaws, as currently in effect	10-Q	5/14/2020	3.2
10.1	Fourth Amendment to Lease Agreement, dated as of June 17, 2021, by and between Brickell Biotech, Inc. and GPIF 5777 Flatiron LLC (f/k/a BMC Properties, LLC)				×
10.2	Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended through April 19, 2021	8-K	4/19/2021	10.1
10.3	Brickell Biotech, Inc. Employee Stock Purchase Plan	8-K	4/19/2021	10.2
10.4†
Brickell-Kaken Amendment to Clinical Supply Agreement and License, Development and Commercialization Agreement, dated as of May 14, 2021, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.
×
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	×
__________________

×	Filed herewith.
†	Certain confidential information contained in this agreement has been omitted because it (i) is not material. and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Brickell Biotech, Inc.

Date: August 12, 2021	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)