Form 10-Q
period 2021-09-30
Brickell Biotech, Inc.
filed 2021-11-09
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2021, there were 115,048,346 shares of the registrant’s common stock outstanding.

BRICKELL BIOTECH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements relating to future financial, business, and/or research and clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy; future operations; future financial position; future liquidity; future revenue; projected expenses; results of operations; the anticipated timing, scope, design, progress, results, and/or reporting of data of ongoing and future non-clinical and clinical trials; intellectual property rights, including the validity, term, and enforceability of such; the expected timing and/or results of regulatory submissions and approvals; and prospects for commercializing any of Brickell’s product candidates, or research collaborations with, or actions of, its partners, including in Japan, South Korea, the United States (“U.S.”), or any other country. The words “may,” “could,” “should,” “might,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “potential,” “will,” evaluate,” “advance,” “aim,” “help,” “progress,” “select,” “initiate,” “looking forward,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report to “Brickell,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Brickell Biotech, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
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
•Our business depends on the successful continued financing, clinical development, regulatory approval, and commercialization of our pipeline assets.
•Clinical drug development for sofpironium bromide and our other pipeline assets is expensive, time-consuming, and uncertain.
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
•If we or any partners with which we may collaborate to market and sell sofpironium bromide are unable to achieve and maintain medical insurance coverage and adequate levels of reimbursement for this late-stage compound following its regulatory approval and usage by patients, our commercial success may be hindered severely. Kaken may not be able to maintain adequate pricing in Japan for sofpironium bromide given that country’s more restrictive price controls than the U.S.
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
•If clinical research organizations (“CROs”) and other third parties do not meet our requirements or otherwise conduct clinical trials for our pipeline assets as required or are unable to staff or supply our trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our pipeline assets at all or in the time frames currently planned for.
•We currently have limited marketing capabilities and no sales organization. If we are unable to generate adequate financing, establish sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate meaningful product revenue.
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
•We may not be able to obtain, afford, maintain, or enforce global patent rights or other intellectual property rights that cover sofpironium bromide, our autoimmune and neuroinflammatory portfolio, and related technologies (and any other product candidates) that are of sufficient type, breadth, and term.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020

Assets
Current assets:
Cash and cash equivalents	$21,383	$30,115
Prepaid expenses and other current assets	2,668	3,415
Total current assets	24,051	33,530
Property and equipment, net	65	30
Operating lease right-of-use asset	72	74
Total assets	$24,188	$33,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,338	$568
Accrued liabilities	2,809	5,420
Lease liability, current portion	55	74
Note payable, current portion	—	291
Total current liabilities	4,202	6,353
Lease liability, net of current portion	18	—
Note payable, net of current portion	—	146
Total liabilities	4,220	6,499
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 and 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 88,732,346 and 53,551,461 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	887	536
Additional paid-in capital	158,381	132,492
Accumulated deficit	(139,300)	(105,893)
Total stockholders’ equity	19,968	27,135
Total liabilities and stockholders’ equity	$24,188	$33,634

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue
Collaboration revenue	$—	$142	$—	$1,795
Royalty revenue	132	—	300	—
Total revenue	132	142	300	1,795
Operating expenses:
Research and development	10,222	1,281	25,112	6,657
General and administrative	3,269	3,211	9,127	8,713
Total operating expenses	13,491	4,492	34,239	15,370
Loss from operations	(13,359)	(4,350)	(33,939)	(13,575)
Investment and other income, net	107	24	597	27
Interest expense	(1)	—	(65)	—
Net loss	$(13,253)	$(4,326)	$(33,407)	$(13,548)
Net loss per share, basic and diluted	$(0.16)	$(0.15)	$(0.47)	$(0.82)
Weighted-average shares used to compute net loss per share, basic and diluted	83,378,318	28,107,785	70,959,097	16,475,843

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(13,253)	$(4,326)	$(33,407)	$(13,548)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities arising during holding period, net of tax benefit of $0	—	—	—	28
Total comprehensive loss	$(13,253)	$(4,326)	$(33,407)	$(13,520)

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2020	53,551,461	$536	$132,492	$—	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	12,444,887	124	8,845	—	—	8,969
Issuance of common stock, net of issuance costs of $50	1,083,548	11	1,617	—	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	96,350	1	(53)	—	—	(52)
Stock-based compensation	—	—	469	—	—	469
Net loss	—	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	67,176,246	672	143,370	—	(114,898)	29,144
Common stock issued, net of issuance costs of $259	4,768,976	47	3,890	—	—	3,937
Stock-based compensation	—	—	421	—	—	421
Net loss	—	—	—	—	(11,149)	(11,149)
Balance, June 30, 2021	71,945,222	719	147,681	—	(126,047)	22,353
Issuance of common stock under license agreement	2,816,901	28	1,943	—	—	1,971
Common stock issued, net of issuance costs of $757	13,970,223	140	7,980	—	—	8,120
Stock-based compensation	—	—	777	—	—	777
Net loss	—	—	—	—	(13,253)	(13,253)
Balance, September 30, 2021	88,732,346	$887	$158,381	$—	$(139,300)	$19,968

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2019	8,480,968	$85	$92,497	$(28)	$(84,980)	$7,574
Issuance of common stock and common stock purchase warrants, net of offering costs of $10	950,000	10	1,980	—	—	1,990
Issuance of common stock upon exercise of warrants	221,293	2	13	—	—	15
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	19,643	—	(13)	—	—	(13)
Stock-based compensation	—	—	403	—	—	403
Unrealized gain on available-for-sale marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(4,103)	(4,103)
Balance, March 31, 2020	9,671,904	97	94,880	—	(89,083)	5,894
Issuance of common stock upon exercise of warrants	2,202,863	22	(15)	—	—	7
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	6,673	—	(4)	—	—	(4)
Common stock and warrants issued, net of issuance costs of $1,443	14,790,133	148	18,531	—	—	18,679
Stock-based compensation	—	—	453	—	—	453
Net loss	—	—	—	—	(5,119)	(5,119)
Balance, June 30, 2020	26,671,573	267	113,845	—	(94,202)	19,910
Issuance of common stock upon exercise of warrants	1,113,424	11	(10)	—	—	1
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	56,221	—	(22)	—	—	(22)
Common stock issued, net of issuance costs of $261	3,400,418	34	2,562	—	—	2,596
Stock-based compensation	—	—	553	—	—	553
Net loss	—	—	—	—	(4,326)	(4,326)
Balance, September 30, 2020	31,241,636	$312	$116,928	$—	$(98,528)	$18,712

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,407)	$(13,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock under license agreement	1,971	—
Stock-based compensation	1,667	1,409
Gain on loan extinguishment	(437)	—
Depreciation	15	9
Reduction of discount on marketable securities	—	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	748	112
Accounts payable	756	(1,119)
Accrued liabilities	(2,663)	(376)
Deferred revenue	—	(1,795)
Net cash used in operating activities	(31,350)	(15,283)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(36)	—
Maturities of marketable securities	—	4,500
Net cash provided by (used in) investing activities	(36)	4,500
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants, net of offering costs	13,685	23,265
Proceeds from the exercise of warrants	8,969	23
Proceeds from the issuance of note payable	—	437
Net cash provided by financing activities	22,654	23,725
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,732)	12,942
CASH AND CASH EQUIVALENTS—BEGINNING	30,115	7,232
CASH AND CASH EQUIVALENTS—ENDING	$21,383	$20,174

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Forgiveness of Paycheck Protection Program loan	$437	$—

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Brickell Biotech, Inc. (the “Company” or “Brickell”) is a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of dermatologic, autoimmune, and other debilitating diseases. The Company’s pipeline combines a potential best-in-class, late-stage program for the treatment of hyperhidrosis with a novel, cutting-edge platform and development-stage candidates with broad potential in autoimmune and neuroinflammatory disorders. The Company’s strategy includes in-licensing, acquiring, developing, and commercializing innovative pharmaceutical products that it believes can meaningfully benefit patients who are suffering from chronic, debilitating diseases that are underserved by available therapies.
The Company’s most advanced product candidate, sofpironium bromide, is a new chemical entity that belongs to a class of medications called anticholinergics. The Company has developed sofpironium bromide, 15% as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis, also known as excessive underarm sweating. In October 2021, the Company reported positive topline results of its United States (“U.S.”) Phase 3 pivotal clinical program for sofpironium bromide gel, 15% for the treatment of primary axillary hyperhidrosis, which achieved statistical significance on all primary and secondary efficacy endpoints and was generally well-tolerated. Sofpironium bromide gel, 5% is approved in Japan for the same indication under the brand name ECCLOCK®. The Company’s operations to date have been limited to business planning, raising capital, developing its pipeline assets (in particular sofpironium bromide), identifying and in-licensing product candidates, conducting clinical trials, and other research and development.
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the nine months ended September 30, 2021, the Company had a net loss of $33.4 million and net cash used in operating activities of $31.4 million. As of September 30, 2021, the Company had cash and cash equivalents of $21.4 million and an accumulated deficit of $139.3 million.
The Company believes that its cash and cash equivalents as of September 30, 2021, combined with the net proceeds of $8.9 million received from the subsequent sale of the Company’s common stock in a public offering (see Note 8. “Subsequent Events”), are sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and other activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc., and are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
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

	Level 1 (1)

	September 30, 2021	December 31, 2020
Assets:
Money market funds	$13,643	$29,182
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

In May 2018, the Company entered into an amendment to the Kaken Agreement, pursuant to which the Company received an upfront non-refundable fee of $15.6 million (the “Kaken R&D Payment”), which was initially recorded as deferred revenue, to provide the Company with research and development funds for the sole purpose of conducting certain clinical trials and other such research and development activities required to support the submission of a new drug application for sofpironium bromide. Upon receipt of the Kaken R&D Payment on May 31, 2018, a milestone payment originally due upon the first commercial sale in Japan was removed from the Kaken Agreement and all future royalties to the Company under the Kaken Agreement were reduced by 150 basis points. During the three and nine months ended September 30, 2020, the Company recognized revenue of $0.1 million and $1.8 million, respectively, related to the Kaken R&D Payment. The Kaken R&D Payment was recognized in full by the end of the third quarter of 2020.
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
Licenses of Intellectual Property
If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within the Company or the Company’s collaboration partner’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-

evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment and future periods through the end of the performance obligation period. To date, Kaken has paid the Company $10.0 million in milestone payments under the Kaken Agreement.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Prior to November 2020, the Company had not recognized any royalty revenue from any collaboration arrangement. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (ECCLOCK®) for the treatment of primary axillary hyperhidrosis. During the three and nine months ended September 30, 2021, the Company recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan of $0.1 million and $0.3 million, respectively. No royalty revenue was recognized in the corresponding 2020 periods.
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, clinical studies, clinical manufacturing costs, in-licensing fees for development-stage assets, salaries and employee benefits, toxicology studies, allocations of various overhead and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers. Assets acquired (or in-licensed) that are utilized in research and development that have no alternative future use are expensed as incurred.
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made and can be reasonably estimated. The Company expects that contingencies related to regulatory approval milestones will only become probable once such regulatory outcome is achieved.
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
Net Loss per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of common shares outstanding and the impact of all potentially dilutive common shares. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2021	2020
Outstanding warrants	27,944,544	19,556,108
Outstanding options	7,089,524	4,743,537
Unvested restricted stock units	47,435	204,233
Total	35,081,503	24,503,878

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

NOTE 3. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$1,255	$1,369
Accrued contracted research and development services	1,242	3,733
Accrued professional fees	312	318
Total	$2,809	$5,420

NOTE 4. NOTE PAYABLE
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds in the principal amount of $0.4 million and bearing interest at a fixed rate of 1.00% per annum to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which was forgiven in full in June 2021. As a result, during the nine months ended September 30, 2021, the Company recognized a gain on extinguishment of debt of approximately $0.4 million in the condensed consolidated statements of operations within the line “Investment and other income, net.”

NOTE 5. COMMITMENTS AND CONTINGENCIES
Operating Lease
In August 2016, the Company entered into a multi-year, noncancelable lease for its Colorado-based office space, which was amended in June 2021 to, among other things, extend the lease term to December 31, 2022 (as amended, the “Boulder Lease”). Under the terms of the Boulder Lease, the Company may, at its option, renew the Boulder Lease for two additional terms of three years each. Upon adoption of ASC 842 and subsequent modification of the Boulder Lease, the Company recognized a right-of-use asset and corresponding lease liability for the lease. Minimum base lease payments under the lease agreement are recognized on a straight-line basis over the full term of the lease. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for its pro rata share of the operating expenses for the building, which includes common area maintenance, utilities, property taxes, and insurance. Operating lease cost for the three months ended September 30, 2021 and 2020 was $16 thousand and $23 thousand, respectively. Lease expense for each of the nine months ended September 30, 2021 and 2020 was approximately $0.1 million.
The following is a summary of the contractual obligations related to operating lease commitments as of September 30, 2021, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

2021 (remaining three months)	$5
2022	73
Total maturities	78
Less imputed interest	(5)
Present value of lease liability	$73

License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize novel therapeutics generated from a proprietary DYRK1A inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the license rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of its common stock to Voronoi. As a result, the Company recorded $4.8 million in research and development expenses during the three and nine months ended September 30, 2021.
With respect to the first-generation compounds arising from the DYRK1A inhibitor platform, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the second-generation compounds arising from the DYRK1A inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low single digits up to 10% of net sales of products arising from the DYRK1A inhibitor platform. All of the contingent payments and royalties are payable in cash except for $1.0 million of the development and regulatory milestone payments, which amount is payable in shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company will be responsible for, and bear the future costs of, worldwide development and commercialization of all the licensed compounds.
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
The Amended and Restated License Agreement retains with the Company a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of September 30, 2021, under the original License Agreement and the Amended and Restated License Agreement, the Company had remaining obligations to pay Bodor (i) a royalty on sales of product outside the Territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties the Company receives from Kaken for sales of product within the Territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of the Company’s common stock upon the achievement of certain regulatory milestones.
Under the terms of the Amended and Restated License Agreement, the Company made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to its plan to initiate its U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, the Company recorded $1.5 million as research and development expense in the condensed consolidated statements of operations during the nine months ended September 30, 2020. No similar or associated research and development expense was incurred in the three or nine months ended September 30, 2021, but the Company paid Bodor the applicable amount with respect to the royalties it received from Kaken for sales of ECCLOCK in Japan during those periods.

NOTE 6. CAPITAL STOCK
Common Stock
On April 19, 2021, following approval by the Company’s stockholders, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that increased the number of the Company’s authorized shares of common stock, par value $0.01 per share, from 100,000,000 to 300,000,000. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance at September 30, 2021 as follows:

September 30, 2021
Common stock warrants	27,944,544
Common stock options outstanding	7,089,524
Shares available for grant under the Omnibus Plan	3,615,201
Shares available for grant under the Employee Stock Purchase Plan	2,600,000
Unvested restricted stock units	47,435
Total	41,296,704

Public Offerings of Common Stock and Warrants
In July 2021, the Company completed a sale of 12,983,871 shares of its common stock at a public offering price of $0.62 per share in an underwritten public offering (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses. The Company is using the net proceeds from the July 2021 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
In October 2020, the Company completed a sale of 19,003,510 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the nine months ended September 30, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, the Company completed a sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the nine months ended September 30, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
The Company is using the net proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three months ended September 30, 2021, the Company sold 486,352 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $0.86 per share, for aggregate net proceeds of $0.4 million, after giving effect to a 3% commission to the Agents. During the nine months ended September 30, 2021, the Company sold 4,449,828 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of September 30, 2021, approximately $46.0 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three months ended September 30, 2021, no sales of common stock under the 2020 ATM Agreement occurred. During the nine months ended September 30, 2021, the Company sold 1,089,048 shares of common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of September 30, 2021, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three months ended September 30, 2021, the Company sold to Lincoln Park 500,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $0.4 million. During the nine months ended September 30, 2021, the Company sold to Lincoln Park 1,300,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $1.0 million. As of September 30, 2021, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of September 30, 2021, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock.

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plans
2020 Omnibus Plan
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no additional grants will be made pursuant to the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. On August 31, 2020 and April 19, 2021, the Company’s stockholders approved increases in the number of shares of common stock authorized for issuance under the Omnibus Plan by 4,500,000 and 4,000,000 shares, respectively, and as of September 30, 2021, 9,125,000 shares were authorized and 5,757,267 shares were subject to outstanding awards under the Omnibus Plan. As of September 30, 2021, 3,615,201 shares remained available for grant under the Omnibus Plan.
2009 Equity Incentive Plan
The 2009 Plan was replaced by the Omnibus Plan on April 20, 2020, and as a result, as of September 30, 2021, there were no remaining shares available for new grants under the 2009 Plan. However, as of September 30, 2021, 1,262,512 shares were subject to outstanding awards under the 2009 Plan, which awards remain outstanding in accordance with their terms.
Vical Equity Incentive Plan
In connection with the merger in 2019, the Company adopted the Vical Plan, which was replaced by the Omnibus Plan on April 20, 2020. As a result, as of September 30, 2021, there were no remaining shares available for new grants under the Vical Plan. However, as of September 30, 2021, 117,180 shares were subject to outstanding awards under the Vical Plan, which awards remain outstanding in accordance with their terms.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the Brickell Biotech, Inc. Employee Stock Purchase Plan (the “ESPP”), which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of September 30, 2021, the Company had 2,600,000 shares available for issuance under the ESPP.

Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$161	$98	$358	$270
General and administrative	616	455	1,309	1,139
Total stock-based compensation expense	$777	$553	$1,667	$1,409

NOTE 8. SUBSEQUENT EVENTS
Public Offering of Common Stock
In October 2021, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair, as representative of the several underwriters named in Schedule 1 thereto, pursuant to which the Company issued and sold, in an underwritten public offering (the “October 2021 Offering”), 26,316,000 shares (the “Base Shares”) of the Company’s common stock. In addition, the underwriters have a 30-day option to purchase 3,947,400 additional shares of common stock on the same terms (the “Option Shares,” and together with the Base Shares, the “Shares”). The offering price to the public in the October 2021 Offering was $0.38 per Share, and the underwriters agreed to purchase the Shares from the Company pursuant to the Underwriting Agreement at a price of $0.3534 per Share, representing an underwriting discount of seven percent (7.0%). The October 2021 Offering resulted in net proceeds of approximately $8.9 million, after deducting the underwriting discount and offering expenses payable by the Company. The Company anticipates using the net proceeds from the October 2021 Offering for research and development, including clinical trials, working capital, business development, and general corporate purposes.
The Underwriting Agreement also contains representations, warranties, indemnification, and other provisions customary for transactions of this nature. Pursuant to the Underwriting Agreement, the Company and its directors and officers agreed, for a period of 90 days, subject to certain exceptions, not to offer, sell, pledge, or otherwise dispose of the Company’s common stock and other of the Company’s securities that they beneficially own, including securities that are convertible into shares of common stock and securities that are exchangeable or exercisable for shares of common stock, without the prior written consent of William Blair.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of dermatologic, autoimmune, and other debilitating diseases. Our pipeline combines a potential best-in-class, late-stage program for the treatment of hyperhidrosis with a novel, cutting-edge platform and development-stage candidates with broad potential in autoimmune and neuroinflammatory disorders. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®. Our strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that we believe can meaningfully benefit patients who are suffering from chronic, debilitating diseases that are underserved by available therapies.

Hyperhidrosis Program
Sofpironium Bromide Overview
Sofpironium bromide is a new chemical entity that belongs to a class of medications called anticholinergics. Anticholinergics block the action of acetylcholine, a chemical that transmits signals within the nervous system that are responsible for a range of bodily functions, including activation of the sweat glands. Sofpironium bromide was retrometabolically designed. Retrometabolic drugs are designed to exert their action locally and are potentially rapidly metabolized into a less active form once absorbed into the blood. We have developed sofpironium bromide gel, 15% as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis, also known as excessive underarm sweating. Sofpironium bromide gel, 15% has completed a U.S. Phase 3 pivotal clinical program (also referred to as our “Cardigan Studies”) for the treatment of primary axillary hyperhidrosis, and sofpironium bromide gel, 5% is approved in Japan for the same indication under the brand name ECCLOCK®.
Hyperhidrosis is a debilitating, life-altering medical condition of sweating beyond what is physiologically required for thermoregulation of the body. Primary axillary hyperhidrosis is believed to be caused by an overactive cholinergic response of the sweat glands and affects an estimated 15.3 million, or 4.8%, of the U.S. population, and 12.76% of the population in Japan. According to a 2016 update on the prevalence and severity of hyperhidrosis in the U.S., axillary hyperhidrosis, which is the targeted first potential indication for sofpironium bromide, is the most common occurrence of hyperhidrosis, affecting approximately 65% of patients, or an estimated 10 million individuals, in the U.S.
U.S. Phase 3 Pivotal Cardigan Studies
Our U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15% was comprised of two pivotal clinical studies. The Cardigan I and Cardigan II studies enrolled 350 subjects and 351 subjects, respectively, who were nine years of age and older with primary axillary hyperhidrosis. The Cardigan Studies were multicenter, randomized, double-blinded, vehicle (placebo)-controlled, evaluating the efficacy and safety of topically applied sofpironium bromide gel, 15%. Subjects applied sofpironium bromide gel, 15% or placebo to their underarms once daily at bedtime for six consecutive weeks, with a two-week post-treatment follow-up. The co-primary efficacy endpoints of the Cardigan Studies included the proportion of subjects achieving at least a 2-point improvement on the Hyperhidrosis Disease Severity Measure-Axillary© (HSDM-Ax) scale, a proprietary and validated patient-reported outcome measure, and change in gravimetric sweat production (“GSP”), each from baseline to end of treatment (“EOT”).
In October 2021, we reported positive topline results from both Cardigan Studies, which achieved statistical significance on all primary and secondary efficacy endpoints. In the Cardigan I and II Studies, sofpironium bromide gel, 15% was generally well-tolerated. We expect that the results from the Cardigan Studies, along with all previously completed clinical studies with sofpironium bromide, will form the basis of a prospective U.S. new drug application (“NDA”) for sofpironium bromide gel, 15%, which we anticipate submitting to the FDA in mid-2022.

Cardigan Studies Efficacy Results*
All primary and secondary efficacy endpoints demonstrated statistically significant differences between sofpironium bromide gel, 15% (SB) and vehicle (or placebo), as follows:

	Cardigan I			Cardigan II
Co-Primary Efficacy Endpoints	SB (n=173)	Vehicle (n=177)	p-value	SB (n=180)	Vehicle (n=171)	p-value
•Proportion of subjects achieving at least a 2-point improvement in the HDSM-Ax score from baseline to EOT	49.3%	29.4%	p<0.001	63.9%	47.0%	p=0.003
•Change in GSP[3] from baseline to EOT (in mg)	-129.5	-99.3	p=0.002	-145.9	-131.7	p=0.030

	Cardigan I			Cardigan II
Secondary Efficacy Endpoints	SB (n=173)	Vehicle (n=177)	p-value	SB (n=180)	Vehicle (n=171)	p-value
•Proportion of subjects achieving at least a 1-point improvement in the HDSM-Ax score from baseline to EOT	82.8%	69.5%	p=0.005	89.9%	80.8%	p=0.020
•Proportion of subjects achieving at least a 2‑point improvement in the HDSM-Ax score and at least a 70% reduction in GSP from baseline to EOT	32.1%	10.2%	p<0.0001	35.5%	21.4%	p=0.006
•Proportion of subjects achieving at least a 1‑point improvement in the HDSM-Ax score and at least a 50% reduction in GSP from baseline to EOT	54.3%	33.3%	p<0.001	68.7%	54.6%	p=0.014
* Intent-to-Treat analysis population

Cardigan Studies Safety Results
In the Cardigan Studies, sofpironium bromide gel, 15% was generally well-tolerated. The Treatment-Emergent Adverse Events (“TEAEs”) were mild or moderate in severity and transient in nature. Overall, 89% of patients who were randomized to sofpironium gel, 15% in the studies completed the full six weeks of treatment. Common adverse events (incidence ≥2%) observed in the sofpironium bromide gel, 15% treatment group in the Cardigan I and II studies were dry mouth (11.6%, 17.2%), blurred vision (5.2%, 11.7%), application site pain (6.4%, 10.0%), application site erythema (5.2%, 7.8%), mydriasis (7.5%, 5.0%), application site pruritis (6.4%, 2.2%), application site dermatitis (5.8%, 5.6%), urinary retention (1.2%, 3.3%), application site irritation (1.2%, 3.3%), dry eye (0.6%, 3.3%), headache (1.2%, 2.2%), constipation (0.6%, 2.2%) and urinary hesitation (0.6%, 2.2%), respectively. Five (2.9%) and nine (5.0%) subjects who received sofpironium bromide gel, 15%, discontinued the Cardigan I and II studies, respectively, due to a TEAE. No treatment-related serious adverse events were reported.
U.S. Phase 3 Open-Label Long-Term Safety Study
In July 2020, we completed our U.S. Phase 3 open-label long-term safety study (“LTSS”) evaluating the safety and efficacy of sofpironium bromide gel, 5% and 15% for 48 weeks of treatment in 300 patients aged nine years or older with primary axillary hyperhidrosis. Patients were randomized to receive either sofpironium bromide gel, 5% or 15% in a 1:2 ratio. Subjects applied the assigned investigational product once daily at bedtime to both axillae for 48 weeks, followed by a four-week post-treatment follow-up. A total of 190 patients completed the full study duration of 52 weeks.
Overall, the safety, tolerability, and efficacy results for sofpironium bromide gel, 5% and 15% in the LTSS were consistent with prior clinical experience and no unexpected safety findings were observed. There were no clinically significant changes in laboratory parameters or vital signs over 48 weeks of treatment.
Collaboration with Kaken in Asia
Under our License, Development, and Commercialization Agreement with Kaken, dated March 31, 2015 (as amended, the “Kaken Agreement”), we and Kaken have completed multiple clinical trials of sofpironium bromide gel involving over 1,690 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, pharmacokinetics, and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects.
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
In November 2020, Kaken launched commercial sales of ECCLOCK in Japan. This marked the first commercialization of sofpironium bromide for any indication worldwide. Under the Kaken Agreement, we are entitled to receive commercial milestone payments, as well as tiered royalties based on a percentage of net sales of ECCLOCK in Japan. As a result, beginning in the fourth quarter of 2020, we have recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. To help ensure patient safety, Japanese law generally restricts new pharmaceutical products to 14-day prescriptions for one year from the first day of the month that government-approved pricing for the product to be launched is listed. This means that in the first year of launch, patients must return to see their prescribing physician in person to obtain a refill lasting another two weeks in duration. In addition to Japan, Kaken has rights to develop and commercialize sofpironium bromide in South Korea, China, and certain other Asian countries, and we are entitled to receive royalties based on a percentage of Kaken’s net sales in these countries.
In June 2021, Kaken initiated a Japanese Phase 1 clinical study to assess the pharmacokinetics, safety, and efficacy of sofpironium bromide gel in patients with primary palmoplantar hyperhidrosis, or excessive sweating from the palms and soles, for which there are currently no approved topical prescription treatment options in Japan (or anywhere else in the world).
Together with Kaken, we were granted by the Japanese Patent Office a composition of matter patent with claims directed to the novel polymorphic, or crystalline, forms of sofpironium bromide that are being commercialized by Kaken in Japan and would be by us in the U.S. subject to our own ongoing development efforts. This patent is expected to provide additional protection for these newly developed and distinct forms in certain countries around the world, including Japan, potentially through at least 2040.
DYRK1A Inhibitor Platform
Development of DYRK1A Inhibitors
On August 27, 2021, we entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize novel therapeutics generated from a proprietary DYRK1A inhibitor platform. These novel DYRK1A inhibitors aim to restore immune balance in patients whose immune system has become dysregulated. Based on the promising preclinical efficacy data generated to date on these novel DYRK1A inhibitor programs, we believe this platform has the potential to offer first-in-class, new and potent therapies across a wide array of autoimmune and inflammatory diseases.
The initial lead program that we expect to advance is BBI-02, a Phase 1-ready, highly selective, and orally bioavailable DYRK1A inhibitor that has demonstrated promising results in various preclinical models, including atopic dermatitis and rheumatoid arthritis. In these models, BBI-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as Janus kinase (JAK) inhibitors and anti-tumor necrosis factor (TNF) biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressant, which may lead to severe side effects, such as increased infection risk. In contrast, preclinical data have shown BBI-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The myeloid differentiation primary response 88 (“MyD88”) protein is normally spliced into a long form and a short form. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, not being phosphorylated and so appears to deactivate downstream cascades of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, BBI-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
We intend to progress BBI-02 into a Phase 1 clinical study in Canada in the first half of 2022, with topline results expected by the end of 2022. In addition, throughout 2022 we expect to conduct formulation development activities for BBI-03, a topically applied preclinical DYRK1A inhibitor, and to select and initiate development of a lead next-generation candidate from the platform for the potential treatment of neuroinflammatory and/or autoimmune diseases.
BBI-02 and BBI-03 are covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions that may be available depending on how these early-stage assets are developed, as well as pending applications for this and other patents elsewhere.
Significant Financing and Licensing Arrangements
Public Offerings of Common Stock and Warrants
In October 2021, we completed the sale of 26,316,000 shares of our common stock (the “October 2021 Offering”). The October 2021 Offering resulted in net proceeds of approximately $8.9 million, after deducting the underwriting discount and offering expenses payable by us. In addition, the underwriters have a 30-day option to purchase 3,947,400 additional shares of common stock on the same terms. We anticipate using the net proceeds from the October 2021 Offering for research and development, including clinical trials, working capital, business development, and general corporate purposes. Pursuant to the October 2021 Offering, we and our directors and officers agreed, for a period of 90 days, subject to certain exceptions, not to offer, sell, pledge, or otherwise dispose of our common stock and other of our securities that we or they beneficially own, including securities that are convertible into shares of common stock and securities that are exchangeable or exercisable for shares of common stock, without the prior written consent of William Blair & Company, L.L.C. (“William Blair”).

In July 2021, we completed the sale of 12,983,871 shares of our common stock (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses. We are using the net proceeds from the July 2021 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the nine months ended September 30, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”) (and together with the October 2020 Offering, the “2020 Offerings”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. During the nine months ended September 30, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We are using the proceeds from the 2020 Offerings for research and development, including clinical trials, working capital, and general corporate purposes. For additional information regarding the 2020 Offerings, see Note 6. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the nine months ended September 30, 2021, we sold 4,449,828 shares under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of September 30, 2021, approximately $46.0 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the nine months ended September 30, 2021, we sold 1,089,048 shares under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of September 30, 2021, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the nine months ended September 30, 2021, we sold to Lincoln Park 1,300,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $1.0 million. As of September 30, 2021, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.
We agreed with Lincoln Park that we will not enter into any “variable rate” transactions with any third party, subject to certain exceptions, for a period defined in the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.

License and Development Agreement with Voronoi
On August 27, 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize novel therapeutics generated from a proprietary DYRK1A inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the license rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of our common stock to Voronoi. As a result, we recorded $4.8 million in research and development expenses during the three and nine months ended September 30, 2021.
With respect to the first-generation compounds arising from the DYRK1A inhibitor platform, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the second-generation compounds arising from the DYRK1A inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low single digits up to 10% of net sales of products arising from the DYRK1A inhibitor platform. All of the contingent payments and royalties are payable in cash except for $1.0 million of the development and regulatory milestone payments, which amount is payable in shares of our common stock. Under the terms of the Voronoi License Agreement, we will be responsible for, and bear the future costs of, worldwide development and commercialization of all the licensed compounds.
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
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of September 30, 2021, under the original License Agreement and the Amended and Restated License Agreement, we had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of our common stock upon the achievement of certain regulatory milestones.
Under the terms of the Amended and Restated License Agreement, we made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to our plan to initiate our U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, we recorded $1.5 million as research and development expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2020. No similar or associated research and development expense was incurred in the three or nine months ended September 30, 2021, but we paid Bodor the applicable amount with respect to the royalties we received from Kaken for sales of ECCLOCK in Japan during those periods.

Financial Overview
Our operations to date have been limited to business planning, raising capital, developing our pipeline assets (in particular sofpironium bromide), identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities.
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, payments received under license and collaboration agreements, and cash and investments acquired in connection with the merger pursuant to which Private Brickell became a wholly-owned subsidiary of Brickell Biotech, Inc. (formerly Vical Incorporated) in 2019 (the “Merger”). Other than through our sublicense of rights to sofpironium bromide to Kaken in Japan, we do not have any products approved for sale and have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $33.4 million and $13.5 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $139.3 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•    prepare and submit an NDA for sofpironium bromide gel, 15% to the FDA;
•    conduct certain pre-commercialization activities related to sofpironium bromide gel, 15%;
•    initiate a Phase 1 clinical trial for BBI-02;
•    advance research and development-related activities to develop and expand our product pipeline;
•    maintain, expand, and protect our intellectual property portfolio for all our assets;
•    hire additional staff, including clinical, regulatory, quality, alliance management, scientific, and management personnel; and
•    add operational and finance personnel to support product and business development efforts and to support operating as a public company.
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
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic collaboration agreements for the development and commercialization of our product candidates. Our strategic collaboration agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, and royalties. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to 2020, we had not recognized any royalty revenue from any collaboration arrangement. Beginning during the three months ended December 31, 2020, and continuing in the nine months ended September 30, 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize such royalties going forward. Other than the revenue we may generate in connection with this agreement, we do not expect to generate any revenue from any product candidates that we develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
Research and Development Expenses
Research and development expenses principally consist of payments to third parties known as CROs and upfront in-licensing fees of development-stage assets. CROs help plan, organize, and conduct clinical and nonclinical studies under our direction. Personnel costs, including wages, benefits, and share-based compensation, related to our research and development staff in support of product development activities are also included, as well as costs incurred for supplies, preclinical studies and toxicology tests, consultants, and facility and related overhead costs.
Below is a summary of our research and development expenses related to sofpironium bromide and our DYRK1A inhibitor platform by categories of costs for the periods presented. To date, the expenses associated with our DYRK1A inhibitor platform primarily relate to upfront in-licensing fees. The other expenses category includes travel, lab and office supplies, clinical trial management software, license fees, and other miscellaneous expenses. We expect our research and development expenses related to sofpironium bromide to decrease in future periods given the end of our Phase 3 clinical trials for sofpironium bromide. In the upcoming quarters, we expect to incur research and development expense related to our DYRK1A inhibitor platform and programs as we initiate our Phase 1 clinical trial for BBI-02 and begin other research and development-related activities, though at levels consistent with expenditures for development of early-stage assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Direct program expenses related to
Sofpironium bromide	$4,185	$409	$17,735	$4,140
DYRK1A inhibitor platform	4,827	—	4,827	—

Personnel and other expenses
Salaries, benefits, and stock-based compensation	637	758	1,573	2,233
Regulatory and compliance	513	79	884	137
Other expenses	60	35	93	147

Total research and development expenses	$10,222	$1,281	$25,112	$6,657

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
Critical Accounting Policies and Estimates
We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition, accrued research and development expenses, warrants, and stock-based compensation. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
There were no changes during the nine months ended September 30, 2021 to our critical accounting policies as disclosed in the 2020 Form 10-K. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Quarterly Report, we believe that the impact of recently issued guidance to be adopted in the future is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Revenue	$132	$142
Research and development expenses	(10,222)	(1,281)
General and administrative expenses	(3,269)	(3,211)
Total other income, net	106	24
Net loss	$(13,253)	$(4,326)

Revenue
Revenue decreased by $10.0 thousand for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Revenue in 2021 consisted of royalty revenue recognized related to sales of ECCLOCK in Japan by Kaken, while revenue in 2020 was driven by collaboration revenue recognized for research and development activities under the Kaken Agreement pursuant to which Kaken provided research and development funding to us. The decrease in collaboration revenue recognized was primarily attributable to our Phase 3 open-label long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. Conducting these studies was the basis for revenue recognition over time, through the third quarter of 2020, of a $15.6 million research and development payment received from Kaken in the second quarter of 2018. Beginning during the three months ended December 31, 2020, and continuing in 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize such royalties on Kaken’s net sales going forward.
Research and Development
Research and development expenses increased by $8.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, which was primarily due to a $4.8 million expense recorded related to the upfront payment in cash and shares of our common stock under the Voronoi License Agreement and an increase of $3.8 million in clinical costs related to our U.S. Phase 3 pivotal clinical program for sofpironium bromide.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, remaining generally consistent with the comparable period.
Comparison of the Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Revenue	$300	$1,795
Research and development expenses	(25,112)	(6,657)
General and administrative expenses	(9,127)	(8,713)
Total other income, net	532	27
Net loss	$(33,407)	$(13,548)

Revenue
Revenue decreased by $1.5 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Revenue in 2021 consisted of royalty revenue recognized related to sales of ECCLOCK in Japan by Kaken, while revenue in 2020 was driven by collaboration revenue recognized for research and development activities under the Kaken Agreement pursuant to which Kaken provided research and development funding to us. The decrease in collaboration revenue recognized was primarily attributable to our Phase 3 open-label long-term safety study of sofpironium bromide gel and other ancillary clinical studies that were concluded or winding down by the end of the first quarter of 2020. Conducting these studies was the basis for revenue recognition over time, through the third quarter of 2020, of a $15.6 million research and development payment received from Kaken in the second quarter of 2018. Beginning in late 2020, and continuing in the nine months ended September 30, 2021, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize such royalties on Kaken’s net sales going forward.
Research and Development Expenses
Research and development expenses increased by $18.5 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, which was primarily due to an increase of $13.6 million in clinical costs related to our U.S. Phase 3 pivotal clinical program for sofpironium bromide and a $4.8 million expense recorded related to the upfront payment in cash and shares of our common stock under the Voronoi License Agreement.
General and Administrative Expenses
General and administrative expenses increased by $0.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to higher compensation and administrative expenses.
Total Other Income, Net
Total other income, net increased by $0.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of the PPP Loan in June 2021.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the nine months ended September 30, 2021 and 2020, we had a net loss of $33.4 million and $13.5 million, respectively. As of September 30, 2021, we had an accumulated deficit of $139.3 million. As of September 30, 2021, we had cash and cash equivalents of $21.4 million compared to $30.1 million as of December 31, 2020. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, payments received under license and collaboration agreements, and cash and investments acquired in the Merger.
We believe that our cash and cash equivalents as of September 30, 2021, combined with the net proceeds of $8.9 million received from the sale of our common stock in a public offering in October 2021, will be sufficient to fund our operations for at least the next 12 months, through the potential sofpironium bromide NDA to the FDA, which is expected to occur in mid-2022, as well as the receipt of the Phase 1 topline results for BBI-02, which are anticipated by year-end 2022. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and other activities.
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(31,350)	$(15,283)
Investing activities	(36)	4,500
Financing activities	22,654	23,725
Total	$(8,732)	$12,942

Operating Activities
Net cash used in operating activities of $31.4 million during the nine months ended September 30, 2021 increased compared to $15.3 million during the nine months ended September 30, 2020, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in research and development activities, and general working capital requirements. The $16.1 million increase was impacted by an increase in net loss of $19.9 million, partially offset by the net effect of changes in working capital of $2.0 million and an increase in non-cash operating expenses of $1.8 million, which primarily consisted of $2.0 million in expense for the issuance of our common stock under the Voronoi License Agreement and a $0.4 million gain on extinguishment of the PPP Loan.
Investing Activities
Net cash provided by investing activities during the nine months ended September 30, 2021 decreased by $4.5 million compared to the nine months ended September 30, 2020. The decrease in net cash provided by investing activities was primarily the result of a $4.5 million reduction in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $22.7 million during the nine months ended September 30, 2021 decreased compared to $23.7 million during the nine months ended September 30, 2020. The decrease was primarily related to a reduction of $11.3 million in net proceeds from offerings of common stock and warrants and $0.4 million in proceeds received from the PPP Loan, which was partially offset by higher net proceeds received of $8.9 million from the exercise of warrants and $1.8 million in sales of our common stock under the ATM Agreements and the Purchase Agreement.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
Management has determined that there were no significant changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business Operations
Our business depends on the successful continued financing, clinical development, regulatory approval, and commercialization of our pipeline assets.
The successful development, regulatory approval, and commercialization of our pipeline assets, which include sofpironium bromide, require significant additional financing and depend on a number of factors, including but not limited to the following:
•timely and successful completion of clinical trials for our product candidate portfolio, which may be significantly costlier than we currently anticipate, especially in a pandemic, and/or produce results that do not achieve the endpoints of the trials or which are ultimately deemed not to be clinically meaningful;
•whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond the recently completed U.S. Phase 3 pivotal clinical program to support the approval and commercialization of sofpironium bromide;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our and their contractual obligations and with all regulatory and legal requirements applicable to them and to our pipeline assets;
•ability of third parties with which we contract to manufacture consistently adequate commercial supplies of sofpironium bromide or potential clinical trial supplies for development of our pipeline assets, to remain in good standing with regulatory agencies and to develop, validate, and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated current good manufacturing practices and other requirements, to hire and retain a sufficient and qualified workforce, and to manage their own supply chain to comply with their contractual obligations to us, which supply chains and workforce availability have been constrained during the ongoing COVID-19 pandemic;

•a continued acceptable safety and tolerability profile during clinical development of our pipeline assets and especially following any commercial approval of sofpironium bromide;
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
•acceptance by physicians, insurers and payors, and patients of the quality, benefits, safety, and efficacy of our pipeline assets, if and where approved, including relative to alternative and competing treatments and the next best standard of care;
•existence of a regulatory, pricing and reimbursement, and legal environment conducive to the success of sofpironium bromide and our other pipeline assets;
•ability to price our pipeline assets to recover our development costs and generate a satisfactory profit margin;
•our ability and our partners’ ability to establish and enforce intellectual property rights in and to sofpironium bromide and our other pipeline assets, including but not limited to patents, regulatory exclusivity rights, trademarks, copyrights, and licenses; and
•our ability to raise capital to commercialize sofpironium bromide, which will be limited if our common stock price does not appreciate.
If we do not achieve one or more of these factors, many of which are beyond our reasonable control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize sofpironium bromide or our other pipeline assets. Although we anticipate submitting an NDA for sofpironium bromide gel, 15% to the FDA in mid-2022, there can be no assurance that it will receive the necessary approvals. If approval is denied or delayed, it would have a material adverse impact on us.
Even if regulatory approvals are obtained, we may never be able to successfully commercialize sofpironium bromide or any of our other pipeline assets. Accordingly, we cannot assure that we will be able to generate sufficient revenue through the sale of sofpironium bromide, or any other asset, to continue our business.
Clinical drug development for sofpironium bromide and our other pipeline assets is expensive, time-consuming, and uncertain.
Clinical development for sofpironium bromide and our other pipeline assets is expensive, time-consuming, difficult to design and implement, and its outcome is inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization, and of those that are approved, many do not cover their costs of development or ever generate a profit. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, a local or central institutional review board, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, extend, require modifications, or add additional requirements to or terminate our clinical trials at any time.

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
The rest of our pipeline for autoimmune and neuroinflammatory diseases is still too early in clinical development to know whether they will progress past Phase 1 clinical trials.
We currently do not have in place a commercial supply agreement with Kaken or any other party and our inability to execute one in a timely manner could have a material adverse impact on our business even if sofpironium bromide is approved for use by the FDA in the U.S.
At this time, we do not have a commercial supply agreement for drug substance and product components for sofpironium bromide with Kaken or other suppliers, and we may not be able to enter into such an agreement with acceptable terms, on a timely basis, or at all. Our inability to enter into an adequate commercial supply agreement at the right time for sofpironium bromide for the U.S. and other markets outside of Japan and certain other Asian countries would materially impact our business.
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
The Kaken Agreement granted Kaken an exclusive license in Japan and certain rights to additional Asian countries to develop and commercialize sofpironium bromide. Under the terms of the Kaken Agreement, as amended, we received an upfront payment, development milestones, and research and development payments and have received and are eligible to receive future milestones and royalties based on a percentage of net sales.
Kaken has final decision-making authority for the overall regulatory, development, and commercialization strategy for sofpironium bromide, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales, and safety and pharmacovigilance in Japan and certain other Asian countries. In exercising its final decision-making authority in such territories, Kaken may make decisions regarding product development or regulatory strategy based on its determination of how best to preserve and extend regulatory approvals in these territories for sofpironium bromide, which may delay or prevent achieving regulatory approval for sofpironium bromide in Kaken’s territories, as well as by us in the U.S. and the other territories where we maintain exclusive rights. Additionally, Kaken is responsible for conducting certain API-related activities (chemistry, manufacturing, and controls) that will be required for FDA approval in the U.S., and as a result, we are reliant on Kaken to execute successfully, in a timely, compliant, and efficient manner, such activities on our behalf. To the extent Kaken experiences delays and/or difficulties in performing its development activities, this could prevent or cause substantial delays in our ability to seek approval for sofpironium bromide gel in the U.S. and other territories in which we maintain exclusive rights.
In September 2020, Kaken received approval of an NDA in Japan for the manufacturing and marketing of sofpironium bromide gel, 5% under the brand name ECCLOCK for the treatment of primary axillary hyperhidrosis, and in November 2020, Kaken launched commercial sales of ECCLOCK in Japan. Beginning in January 2021, Kaken would have paid us royalties on net sales, but instead offset amounts we owed Kaken under a Clinical Supply Agreement that we entered into with Kaken in July 2019, which offsets were completed in the second quarter of 2021, after we fully paid the remaining amounts we owed Kaken. Despite Kaken receiving regulatory approval and commencing commercial activities in Japan, we cannot provide any assurance that an NDA in any other Asian markets will be approved or that regulatory approvals in other Asian countries will occur. We will not receive additional milestone or other payments from Kaken if Kaken does not continue to be successful in its development, regulatory, or commercial activities, if the approval is withdrawn for any reason, or if Kaken is unable to maintain an adequate price for ECCLOCK in Japan.
If we or any partners with which we may collaborate to market and sell sofpironium bromide are unable to achieve and maintain medical insurance coverage and adequate levels of reimbursement for this late-stage compound following its regulatory approval and usage by patients, our commercial success may be hindered severely. Kaken may not be able to maintain adequate pricing in Japan for sofpironium bromide given that country’s more restrictive price controls than the U.S.
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
After receiving regulatory approval in 2020 for ECCLOCK from Japanese regulators, Kaken applied for and received pricing approval in Japan, which is required by law to do before selling. On November 18, 2020, ECCLOCK was placed on Japan’s National Health Insurance drug reimbursement price list. To curb increasing healthcare expenditures, Japanese regulators require a biennial drug price review process. The nature of this review is highly regulated, with downward pricing pressures, and could adversely impact the pricing of ECCLOCK over time in Japan and the resulting royalties payable to us. If Kaken is unable to maintain the current price for ECCLOCK, or is unable to increase the price in future years, this would have a negative impact on sales in Japan.
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
•our ability to manage the ongoing COVID-19 pandemic to supply/manufacture sofpironium bromide commercially, and otherwise market and sell sofpironium bromide while the pandemic continues in effect, and the short- and long-term consequences of such pandemic if and as certain markets improve;
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
If sofpironium bromide is approved for use but fails to achieve the broad degree of physician and patient adoption necessary for commercial success, or our stock price does not increase to adequate levels to allow for financing of a commercial launch and we are unable to secure necessary funds from other sources, then our operating results and financial condition will be adversely affected, which may delay, prevent, or limit our ability to generate revenue and continue our business.
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
The effects of the COVID-19 pandemic could delay or interrupt our business operations. Ongoing materials required for an eventual NDA for submission to the FDA, study monitoring, and data analysis may be paused or delayed due to changes in hospital or university policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, worker and supplier patterns, or other reasons related to, or as a consequence of, the pandemic. Some participants and clinical investigators may not be able to comply with clinical trial protocols. For example, quarantines or other travel limitations (whether voluntary or required) may impede participant movement, affect sponsor access to study sites, or interrupt healthcare services, and we may be unable to complete our clinical trials. Further, if our operations are adversely impacted, we risk a delay, default, and/or nonperformance under existing agreements, which may increase our costs. These cost increases may not be fully recoverable or adequately covered by insurance. Infections and deaths related to the pandemic may disrupt the U.S.’ and other countries’ healthcare and healthcare regulatory systems. Such disruptions could divert healthcare resources away from, or materially delay FDA or other regulatory review and/or approval with respect to, our clinical trials. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.
We currently rely on third parties, such as contract laboratories, contract research organizations, medical institutions, and clinical investigators to conduct studies and clinical trials for our pipeline assets. If these third parties themselves are adversely impacted by restrictions or disruptions resulting from the COVID-19 pandemic, we will likely experience delays, and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our therapeutic candidates may be delayed or otherwise adversely impacted.
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
The ultimate impact of the current pandemic, or any other health epidemic, is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business and that of our key partners like Kaken, our clinical trials, our research programs, healthcare systems, or the global economy as a whole. However, these effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
Additionally, we could face what is known as a paragraph IV filing as part of a generic drug manufacturer’s abbreviated new drug application (“ANDA”). ANDAs allow generic drug manufacturers to gain approval for generic drugs without completing their own costly clinical trials by showing that the generic form shares “bio-equivalence” with the branded drug (in this example, sofpironium bromide) under patent protection. In a paragraph IV filing, the applicant asserts that the patent they are targeting is (i) invalid, (ii) not infringed by their product, or (iii) not enforceable as written. Once an ANDA is filed, the patent holder has a defined period in which to respond and bring a counterclaim against the generic drug manufacturer if it wishes to challenge the filing. Should we be subject to a paragraph IV filing for sofpironium bromide, we could lose our existing patent protection for sofpironium bromide significantly earlier than expected, which would have a negative impact on our business, financial condition, operating results, and prospects.
If CROs and other third parties do not meet our requirements or otherwise conduct clinical trials for our pipeline assets as required or are unable to staff or supply our trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our pipeline assets at all or in the time frames currently planned for.
We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee our clinical trials for pipeline assets and other aspects of product development. We also rely on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and current good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements, or that our CROs and other third-party contractors are otherwise compliant with applicable laws despite their contractual assurances to us. In addition, our clinical trials generally must be conducted with product produced under Current Good Manufacturing Practice (“cGMP”) regulations. Our failure, or the failure by our CROs and other third-party contractors, to comply with these regulations and policies, or to obtain supply of key items in sufficient quantities, in a timely manner or at all, may require us to extend or repeat clinical trials, which would delay or halt the regulatory approval process, or could cause us to fail to meet certain contractual obligations, including but not limited to milestone commitments, with licensors of our portfolio assets like Bodor and Voronoi.
If any of our CROs or clinical trial sites terminate their involvement in one of our clinical trials for any reason, including but not limited to impacts caused by the ongoing COVID-19 pandemic, we may not be able to enter into arrangements with alternative CROs or clinical trial sites, or do so on commercially reasonable terms, and in a satisfactory timeframe. If our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in our clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.
We currently have limited marketing capabilities and no sales organization. If we are unable to generate adequate financing, establish sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate meaningful product revenue.
We currently have limited marketing capabilities and no sales organization and limited cash runway. To commercialize our product candidates, if approved, in the U.S., Australia, Canada, the European Union, Latin America, Africa, the Middle East, and other jurisdictions we seek to enter, we must continue to obtain additional financing, build our marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing any of these. Although our employees have experience in the marketing, sale, and distribution of pharmaceutical products, and business development activities involving external alliances, from prior employment at other companies, we as a company have no prior experience in the commercial launch, marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to fund costs and expenses of a sales organization and its activities, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, or contract for a sales force and in either case, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team so they operate in an effective and compliant way. Any failure or delay in the development of our internal (or external contracted-for) sales, marketing, distribution, and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products. In addition, we may need more than one approved and marketed product to sustain employing an internal salesforce.
To commercialize sofpironium bromide in the rest of the world, we may be able to leverage the current (and only) regulatory approval in Japan and/or commercial infrastructure of our partner, Kaken, which will provide us with resources and expertise in certain areas that are greater than we could initially provide ourselves. We may choose to collaborate with additional third parties in various countries, including the U.S., that have direct sales forces, commercial and regulatory capacities, and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not have sufficient financial resources to enter into and pay for such arrangements, and/or we may not be able to find adequate business partners in these other countries. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. The inability to commercialize successfully our product candidates, either on our own or through collaborations with one or more third parties, would harm our business, financial condition, operating results, and prospects.
Our business and operations would suffer in the event of system failures, illegal stock trading or manipulation by external parties, cyber-attacks, or a deficiency in or exploitation of our cyber-security.
We rely on cloud-based software to provide the functionality necessary to operate our company, utilizing what is known as “software as a service” (“SaaS”). SaaS allows users like us to connect to and use cloud-based applications over the Internet, such as email, calendaring, and office tools. SaaS provides us with a complete software solution that we purchase on a subscription basis from a cloud service provider. Despite our efforts to protect confidential and sensitive information from unauthorized disclosure across all our platforms, and similar efforts by our cloud service provider(s) and our other third-party contractors, consultants and vendors, whether information technology (“IT”) providers or otherwise, including but not limited to our CROs, law firms, accountants, and even the government regulators who we rely on to advance our business, this information, and the systems used to store and transmit it, are vulnerable to damage from computer viruses, unauthorized access, computer hacking or breaches, natural disasters, epidemics and pandemics, terrorism, war, labor unrest, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, or other illegal acts, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Other emerging threats we face include: phishing, account takeover attacks, data breach or theft (no matter where the data are stored), loss of control, especially in SaaS applications, over which users have access to what data and level of access, new malware, zero-day threats, and threats within our own organization. In addition, and probably exacerbated by the COVID-19 pandemic and increased remote working arrangements, malicious cyber actors may increase malware and ransom campaigns and phishing emails targeting teleworkers as well as company systems, preying on the uncertainties surrounding COVID-19 or other world trends and events, which exposes us to additional cybersecurity risks, or may try to illegally obtain inside information to manipulate our stock price. If such an event were to occur and cause interruptions in our operations, or substantial manipulation of our stock price, it could result in a material disruption of our development programs and our business operations. In addition, since we sponsor clinical trials, any breach that compromises patient data and identities, thereby causing a breach of privacy, could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in us to recruit for future clinical trials. For example, the loss or theft of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts, stock manipulation, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability or suffer from stock price volatility or decline, and the further development and commercialization of our products and product candidates could be delayed.

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
Risks Related to Our Liquidity, Financial Matters, and Our Common Stock
We will need to raise substantial additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.
We will require substantial additional funds to develop and, if successful, commercialize our product candidates. Our future capital requirements will depend upon a number of factors, including but not limited to: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to manufacture sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; compliance with our material contracts including the licensing agreements for sofpironium bromide and our autoimmune and neuroinflammatory portfolio; the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance for such product candidates; and overall stock market conditions, global business trends, our stock price performance, and our ability to generate funding under these and other conditions.
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
Our ability to raise additional funds is uncertain and is limited given our small market capitalization and current stock price. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders.

Our operating results and liquidity needs could be affected negatively by global market fluctuations and economic downturns.
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic, and global IT threats. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic or other conditions. Some patients may consider sofpironium bromide as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary, out-of-pocket cash-spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets again become volatile, or a bear market ensues in the U.S. stock market, including as a result of the COVID-19 pandemic or other stimulus, our operating results and liquidity could be affected adversely by those factors in many ways, including weakening demand for sofpironium bromide, making it more difficult for us to raise funds if necessary, and our stock price may decline.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock has been subject to significant fluctuations, including after reporting positive topline results of our U.S. Phase 3 pivotal clinical program for sofpironium bromide. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date of our operating as a publicly-traded company, to $0.399 per share as of October 28, 2021. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile and subject even to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•negative reaction by stockholders concerned about our ability to obtain sufficient funds to commercialize sofpironium bromide, if it is approved, given the positive results of the Phase 3 pivotal clinical program;
•our need for additional potential financings to raise funds to commercialize our pipeline assets, which could result in significant additional share dilution;
•material developments in, or the conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•our inability to increase our share price to at least $1.00 per share for the frequency and duration required by The Nasdaq Capital Market to stay listed on this stock exchange and the impact that this lower price may have on investors, including our inability to address the remedial conditions laid out by The Nasdaq Stock Market LLC (“Nasdaq”) in our current notice of non-compliance in this regard;
•the entry into, or termination of, or breach by us or our partners of material agreements, including key commercial partner or licensing agreements, including the Kaken and/or Voronoi Agreements;
•our ability to obtain timely regulatory approvals for sofpironium bromide or future product candidates, and delays or failures to obtain such approvals;
•failure of sofpironium bromide, if approved in the U.S., to achieve commercial success;

•issues in manufacturing or the supply chain for sofpironium bromide or future product candidates;
•the results of any future clinical trials of sofpironium bromide or our other pipeline assets;
•failure of other product candidates, if approved, to achieve commercial success;
•announcements of any dilutive equity financings;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•the introduction of technological innovations or new therapies or formulations that compete with sofpironium bromide or our other pipeline assets;
•lack of commercial success of competitive products or products treating the same or similar indications;
•failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts, or to obtain more institutional shareholders; and
•the loss of key employees and/or inability to recruit the necessary talent for new positions or to replace exiting employees.
Moreover, the stock markets in general have experienced substantial volatility in our industry, especially for microcap biotechnology companies, and such volatility has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the ongoing reaction of global markets to the COVID-19 pandemic and other economic disruptions or concerns. These broad market fluctuations may also adversely affect the trading price of our common stock.
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
Our operations to date have been limited primarily to business planning, raising capital, developing our pipeline assets (in particular sofpironium bromide), identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our revenue and profitability will depend on development funding for our product portfolio, the achievement of sales milestones and royalties under the Kaken Agreement, our ability to satisfy the development and regulatory milestones under the Voronoi Agreement, as well as our ability to do the same with regard to any potential future collaboration and license agreements, overall sales of sofpironium bromide and any future products, if approved, and our ability to maintain all of our product licenses. Any upfront and milestone payments either owed by or to us may vary significantly from product to product, period to period, and country to country, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of September 30, 2021, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,482,500 shares of our common stock at an exercise price of $1.25 per share; and (vi) 8,405,935 shares of our common stock at an exercise price of $0.72 per share. As of September 30, 2021, we also had 7,089,524 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $3.21 per share and 47,435 shares of common stock underlying unvested restricted stock units outstanding.
We may not be able to access the full amounts available under the Purchase Agreement with Lincoln Park, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on August 14, 2020. As of September 30, 2021, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold, under the Purchase Agreement. All remaining funds available under the Purchase Agreement are subject to the satisfaction of certain conditions specified in the Purchase Agreement, including that our common stock remains listed on The Nasdaq Capital Market, the effectiveness of a registration statement relating to the resale of the shares to be sold to Lincoln Park under the Purchase Agreement and that no event of default has occurred under the Purchase Agreement. Additionally, depending upon the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park if such a sale would result in us issuing to Lincoln Park more than 9.99% of our shares outstanding prior to entering into the Purchase Agreement. In the event that we are unable to satisfy the conditions specified, the purchase commitment made by Lincoln Park will be unavailable to us and Lincoln Park will not be required to purchase any shares of our common stock. If obtaining funding from Lincoln Park were to prove unavailable, we will need to secure other sources of funding in order to continue with our proposed development activities and launch and commercialize any product candidates for which we receive regulatory approval. Additionally, even if we are able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating, and development plans.

Our failure to maintain compliance with Nasdaq continued listing requirements could result in the delisting of our common stock.
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
The perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock. If our common stock is delisted from Nasdaq, the delisting could: substantially decrease trading in our common stock; adversely affect the market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; adversely affect our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; result in the potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and result in limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.
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
Although we anticipate submitting an NDA for sofpironium bromide gel, 15% to the FDA in mid-2022, there can be no assurance that it will receive the necessary approvals. If approval is denied or delayed, it would have a material adverse impact on us.
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
In the U.S., the FDA strictly regulates the advertising and promotion of drug products, and drug products may only be marketed or promoted for their FDA-approved uses, consistent with the product’s approved labeling and to appropriate patient populations. Advertising and promotion of any product candidate that obtains approval in the U.S. will be heavily scrutinized by the FDA, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services (“HHS”), state attorneys general, members of Congress, the public, and others. Violations, including promotion of our products for unapproved or off-label uses, or inappropriate direct-to-consumer advertising, are subject to enforcement letters, inquiries and investigations, and civil, criminal, and/or administrative sanctions by the FDA and other government agencies or tribunals and lawsuits by competitors, healthcare practitioners, consumers, investors, or other plaintiffs. Additionally, advertising and promotion of any product candidate that obtains approval outside of the U.S. will be heavily scrutinized by relevant foreign regulatory authorities.
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
The enactment of any new healthcare initiatives or pharmaceutical industry regulations could have significant impacts on our ability to advance the development of sofpironium bromide or other product candidates and eventually to commercialize them, if at all. Specifically, on September 9, 2021, the Biden White House released a Prescription Drug Pricing Plan (“Plan”) to reduce prescription drug prices and out-of-pocket costs for patients. This Plan highlights legislative policies that the White House supports to lower drug prices by allowing the Secretary of HHS to negotiate Medicare Part B (physician-administered) and Part D (outpatient) drug prices directly with pharmaceutical companies and make those prices available in the commercial market. However, to date, details are limited as to what these negotiations might look like. The Plan also pledges support for a redesign of the Medicare Part D program that would institute a lower cap on out-of-pocket spending to protect beneficiaries by shifting significantly more of the cost management burden onto payers and drug manufacturers after a Medicare beneficiary reaches his or her out-of-pocket spending limit. The Plan also aims to curb annual price increases of existing drugs covered by Medicare Parts B and D, imposing an inflationary rebate for those that exceed an unspecified inflation index (consumer or medical price inflation index). HHS also may pursue other administrative actions without Congress. While these proposals have not yet been enacted, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.
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
Risks Related to Strategic Matters
We intend to continue to in-license and acquire product candidates and may engage in other strategic transactions, which could impact our liquidity, increase our expenses, and present significant distractions to our management.
One of our ongoing strategies is to in-license and acquire additional product candidates, and we may engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including mergers and acquisitions, spin-offs, strategic partnerships, joint ventures, co-marketing, co-promotion, distributorships, development and co-development, royalty monetization, restructurings, divestitures, business combinations, contract sales forces, out-licensing or divesture of existing products, and investments on a global basis. Any such transaction(s) may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures, and may cause us to grow and expand rapidly, putting pressure on current resources and capabilities, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. Further, any such transaction(s) may require us to obtain additional financing, which may not be available to us on favorable terms or at all. Accordingly, there can be no assurance that we will undertake or successfully complete future transactions of the nature described above, and any transaction that we do complete could expose us to liability, delays, and implementation obstacles that could harm our business, financial condition, operating results, and prospects. We have no current commitment or obligation to enter into any transaction described above other than ones to which we are already committed.
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
Further, any product candidate that we acquire may require (or, in the case of the pipeline assets we licensed from Voronoi, do require) additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities for the targeted use(s), or present with significant integration issues. All product candidates are prone to significant risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably, obtain reimbursement, be subject to patents and other intellectual property rights that provide any form of market or regulatory exclusivity, sustain historical levels of performance that made the acquisition initially attractive, or achieve/maintain market acceptance.
We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, which would reduce or eliminate our potential return on investment for those product candidates.
At any time, we may decide to discontinue the development of any of our early-stage or licensed rights to product candidates for a variety of reasons, including the appearance of new technologies that make our product obsolete or significantly impact the ability to commercialize the affected product successfully, competition from a competing product including entry of generics, supply chain considerations, intellectual property right impacts, ability to price or changes in or failure to comply with applicable regulatory requirements, inability to generate financing to commercialize a product, market reaction to the market potential for any product asset, or constraints on obtaining additional financing and capital. If we terminate or exit a program in which we have invested significant resources, we will not receive any return, or only a partial return, on our investment, and we will have missed the opportunity to have allocated those resources to potentially more productive uses.
Risks Related to Our Dependence on Third Parties
We expect to rely on our collaboration with third-party partners for the successful development and commercialization of our product candidates.
We expect to rely upon the efforts of third-party partners for the successful development and commercialization of our current and future product candidates. The clinical, regulatory, and commercial success of our product candidates may depend upon maintaining successful relationships with third-party partners which are subject to a number of significant risks, including the following:
•our partners’ ability to execute their responsibilities in a timely, cost-efficient, and compliant manner and to maintain their supply chain systems and safeguard their IT operations and their and our data;
•reduced control over supply, delivery, and manufacturing schedules;

•price increases and product reliability;
•our ability to attract and retain the right partners;
•manufacturing deviations from internal or regulatory specifications;
•quality or integrity incidents;
•the failure of partners to perform their obligations for technical, market, legal, or other reasons;
•misappropriation of our current or future product candidates;
•ability of partners to comply with applicable laws or continue their own operations based on their unique situations; and
•other risks in potentially meeting our current and future product commercialization schedule or satisfying the requirements of our end-users.
We cannot assure that we will be able to establish or maintain third-party partner relationships to successfully develop and commercialize our product candidates.
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
Risks Related to Our Intellectual Property
We may not be able to obtain, afford, maintain, or enforce global patent rights or other intellectual property rights that cover sofpironium bromide, our autoimmune and neuroinflammatory portfolio, and related technologies (and any other product candidates) that are of sufficient type, breadth, and term.
Our success with respect to sofpironium bromide, our autoimmune and neuroinflammatory portfolio, and other product candidates will depend, in part, on our ability to protect patent and other intellectual property protections in both the U.S. and other countries, to preserve our trade secrets, and to prevent third parties from infringing on our proprietary rights. Our ability to prevent unauthorized or infringing use of sofpironium bromide, our autoimmune and neuroinflammatory portfolio, and other product candidates by third parties depends in substantial part on our ability to leverage valid and enforceable patents and other intellectual property rights around the world.
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
Competitors in the therapeutic areas of our strategic focus have created a substantial amount of prior art, including scientific publications, abstracts, posters, presentations, patents and patent applications, and other public disclosures including on the Internet and various social media. Our ability to protect valid and enforceable patents and other intellectual property rights depends on whether the differences between our proprietary technology and the prior art allow our technology to be patentable over the prior art. We do not have outstanding issued patents covering all of the recent developments in our technology and are unsure of the patent protection that we will be successful in securing, if any. Even if the patents do issue successfully, third parties may design around or challenge the validity, enforceability, or scope of such issued patents or any other issued patents or intellectual property that apply to us, which may result in such patents and/or other intellectual property being narrowed, invalidated, or held unenforceable. If the breadth or strength of protection provided by the patents and other intellectual property we hold or pursue with respect to our product candidates is challenged, regardless of our future success, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize or finance, our product candidates.
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
Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed, with patent term extensions granted in certain instances to compensate for part of the period in which the drug was under development and could not be commercialized while under the patent. Without patent protection for sofpironium bromide and the rest of our product portfolio, we may be open to competition from generic versions of these assets. The issued U.S. patents relating to sofpironium bromide run through 2031, including expected extensions just described. Other patent rights we are seeking in the U.S. for sofpironium bromide would provide expected coverage through 2040, but only in the event of a grant of such rights. BBI-02 and BBI-03 are covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions that may be available depending on how these early-stage products are developed, as well as pending applications for this and other patents elsewhere. We are evaluating the patent protection and strategy for the remainder of the assets in-licensed from Voronoi.
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
We have entered into in-license arrangements with respect to all of our product candidates. These license agreements impose various diligence, milestone, royalty, insurance, reporting, and other obligations on us. If we fail to comply with these obligations, the respective licensors may have the right to terminate or modify the license, or trigger other more disadvantageous contract clauses, in which event we may not be able to finance, develop or market the affected product candidate. The loss of such rights could expose us to liability and could materially adversely affect our business, financial condition, operating results, and prospects.
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
Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, regulatory and compliance, sales and marketing, business development, commercial and other personnel, and directors of our board of directors. We are highly dependent on our management, scientific personnel, and our directors. The loss of the services of any of these individuals could impede, delay, or prevent the regulatory approval of sofpironium bromide, successful development of the rest of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates, or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan and in a way that complies with all applicable laws. If we lose the services of any of these individuals, we might not be able to find suitable diverse replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain diverse qualified management and other key personnel or directors in the future due to the intense competition for qualified individuals among biotechnology, pharmaceutical, and other businesses. This risk is heightened recently for most employers by the global reaction to emergence from the COVID-19 pandemic and its impact on worker availability and government regulation of workplace practices associated with public health and other factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through April 19, 2021	8-K	4/19/2021	3.2
3.2	Amended and Restated Bylaws, as currently in effect	10-Q	5/14/2020	3.2
10.1†	License and Development Agreement, dated as of August 27, 2021, by and between Voronoi Inc. and Brickell Biotech, Inc.	8-K	9/1/2021	10.1
10.2	Employment Agreement, dated August 26, 2021, by and between Brickell Biotech, Inc. and Monica Luchi				×
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×
__________________

×	Filed herewith.
†	Certain confidential information contained in this agreement has been omitted because it (i) is not material. and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Brickell Biotech, Inc.

Date: November 9, 2021	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)