Form 10-K
period 2021-12-31
Brickell Biotech, Inc.
filed 2022-03-15
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2021, as reported on The Nasdaq Capital Market, was $66.3 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 3, 2022, there were 119,377,286 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•Clinical drug development for our pipeline assets is expensive, time-consuming, and uncertain. Specifically, with BBI-02, our lead DYRK1A inhibitor candidate, for which a Phase 1 trial in Canada is planned for the second quarter of 2022, we may not be able to obtain approval from Health Canada to start the trial or could be delayed in obtaining such approval. Any data resulting from such trial may not be favorable for further development.
•Kaken Pharmaceutical Co., Ltd. (“Kaken”) substantially controls the development and commercialization of sofpironium bromide in Japan and certain other Asian countries and may make decisions regarding product development, regulatory strategy, and commercialization that may not be in our best interests. Kaken may be unable to secure an appropriate local business partner (if desirable) and/or obtain approval of the drug in the ex-Japan Asian markets over which it has rights. Kaken also provides certain support to us for our United States (“U.S.”) new drug application (“NDA”) submission and potential launch of sofpironium bromide.
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
•We may never obtain regulatory approval to commercialize any of our product candidates in the U.S., or anywhere else in the world other than Japan for sofpironium bromide, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, we will need to negotiate an appropriate product label (aka package insert) with the regulators, which will determine the extent of our allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter we believe is necessary to maximize the commercial success of the products that are approved.
•We have sponsored or supported and expect in the future sponsor or support clinical trials for our product candidates outside the U.S. and Japan, and the Food and Drug Administration (“FDA”), Japan’s

Pharmaceuticals and Medical Devices Agency (“PMDA”), and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
•Healthcare reform measures, including price controls or restricted access, could hinder or prevent the commercial success of our product candidates in any country.
•We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies and to help prepare for a possible launch for our product candidates, including certain sole-source suppliers and manufacturers, both inside and outside the U.S.; we intend to rely on third parties for commercial supply, manufacturing, and distribution, and possibly sales and promotion, if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
•We may not be able to obtain, afford, maintain, enforce, or protect our intellectual property rights covering our product candidates, including sofpironium bromide, our autoimmune and inflammatory portfolio, and related technologies that are of sufficient type, breadth, and term throughout the world.
•If we fail to comply with our obligations under our intellectual property and related license agreements, we could lose license rights that are important to our business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, or other key aspects of product development and/or commercialization, or increase our financial or other obligations to our licensors.
•Our failure to regain compliance with continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including if we are unable to increase the closing bid price of our common stock to at least $1.00 per share for a minimum of 10 consecutive business days by June 13, 2022, could result in the delisting of our common stock.

PART I.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including statements relating to future financial, business, and/or research and clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy; future operations; future financial position; future liquidity; future revenue; projected expenses; results of operations; the anticipated timing, scope, design, progress, results, and/or reporting of data of ongoing and future nonclinical and clinical trials; intellectual property rights, including the validity, term, and enforceability of such; the expected timing and/or results of regulatory submissions and approvals; and prospects for commercializing any of Brickell’s product candidates, or research or other business or license collaborations with, or actions of, its partners, including in Japan, South Korea, the U.S., or any other country, or business development activities with other potential partners. The words “may,” “could,” “should,” “might,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “potential,” “will,” evaluate,” “advance,” “aim,” “strive,” “help,” “progress,” “select,” “initiate,” “looking forward,” “promise,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report to “Brickell,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Brickell Biotech, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part I, Item 1A, “Risk Factors” in this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

ITEM 1. BUSINESS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Our pipeline combines several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders with a potential best-in-class, late-stage program for the treatment of primary axillary hyperhidrosis. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®. Our strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that we believe can meaningfully benefit patients who are suffering from chronic, debilitating diseases in the foregoing target disease areas and that are underserved by available therapies.
The following table summarizes our product development programs:

Research & Development Programs
BBI-02: A Potential First-in-Class Oral DYRK1A Inhibitor for the Treatment of Autoimmune and Inflammatory Diseases
On August 27, 2021, we entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a potential first-in-class oral DYRK1A inhibitor, and other novel DYRK1A therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. These novel DYRK1A inhibitors aim to restore immune balance in patients whose immune system has become dysregulated. Based on the promising preclinical efficacy data generated to date with BBI-02, we believe these drug candidates have the potential to offer first-in-class, potent therapies to treat a wide array of debilitating autoimmune and inflammatory diseases.

Our lead development-stage program, BBI-02, is a Phase 1-ready, highly selective, and orally bioavailable DYRK1A inhibitor that has demonstrated promising results in various preclinical models, including atopic dermatitis (“AD”) and rheumatoid arthritis (“RA”). In these models, BBI-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as Janus kinase (“JAK”) inhibitors and anti-tumor necrosis factor (“TNF”) biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressant, which may lead to severe side effects, such as increased infection risk. Preclinical data have shown BBI-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The myeloid differentiation primary response 88 (“MyD88”) protein is normally spliced into a long form and a short form. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, not being phosphorylated and so appears to deactivate downstream cascades of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, BBI-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
We are on track to progress BBI-02 into a Phase 1 clinical trial in Canada in the second quarter of 2022. This Phase 1 study is expected to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BBI-02 in both healthy volunteers and subjects with AD and will include a preliminary assessment of efficacy. Part 1A of the Phase 1 trial will be a single ascending dose (“SAD”) assessment in healthy volunteers, Part 1B will be a multiple ascending dose (“MAD”) assessment in healthy volunteers, and Part 2 will compare BBI-02 to placebo in moderate-to-severe AD patients. Topline results from the Phase 1 SAD and MAD trials (Parts 1A and 1B) are anticipated year-end 2022.
BBI-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending Patent Cooperation Treaty (“PCT”) application, and other foreign and U.S. applications for BBI-02, as of the date of this Annual Report.
BBI-10: A Covalent STING Inhibitor for the Potential Treatment of Autoinflammatory and Rare Genetic Diseases
On February 2, 2022, we entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel Stimulator of Interferon Genes (“STING”) inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus and RA, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
STING is a key component of the cyclic GMP-AMP synthase (“cGAS”)-STING pathway, which plays an important role in the activation of innate immunity. cGAS acts as a DNA sensor, detecting DNA from sources such as invading bacteria, viruses, and cellular debris that can arise from aging and tissue damage. Upon DNA binding, cGAS produces the secondary messenger molecule cyclic GMP-AMP (“cGAMP”), which binds to STING. STING then undergoes the post-translational modification called palmitoylation, a step essential to the activation of STING. Activated STING then in turn activates the recruitment of kinases that phosphorylate IRF3 and IκBα. Phosphorylated IRF3 leads to activation of the type I interferon response, while phosphorylated IκBα activates NFκB and increases the secretion of pro-inflammatory cytokines such as IL-6 and TNFα, resulting in inflammation. While the innate immune response is an important defense mechanism, a dysregulated type I interferon response and overproduction of pro-inflammatory cytokines also represents a driving cause for multiple autoimmune and inflammatory diseases. As such, targeting the cGAS-STING pathway may be a novel approach to treating these diseases.
BBI-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally available covalent STING inhibitor that specifically targets the palmitoylation site of STING, which allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. BBI-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that BBI-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with BBI-10 demonstrate significant decreases in pro-inflammatory cytokine production following stimulation of STING. Nonclinical development activities for BBI-10 are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022.
For BBI-10, as of the date of this Annual Report, we currently have one pending PCT application and one pending priority patent application. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
As part of the Voronoi License Agreement, in August 2021 we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors, in addition to BBI-02. This library of new chemical entities includes next-generation DYRK1A inhibitors, as well as other molecules that specifically inhibit Leucine Rich Repeat Kinase 2 (“LRRK2”), TTK (also known as Monopolar spindle 1 (Mps1)), and CDC2-like kinase (“CLK”) kinases. A number of these drug candidates have the potential to penetrate the blood brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology. We are currently engaged in research to identify both brain penetrant and non-brain penetrant new chemical entities from this next-generation kinase inhibitor platform.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution based on our exclusive license from Voronoi related to DYRK1A, LRRK2, TTK, and CLK kinases.
Sofpironium Bromide: A Potential Best-in-Class Investigational Product for the Treatment of Primary Axillary Hyperhidrosis
Sofpironium bromide is a new chemical entity that belongs to a class of medications called anticholinergics. Anticholinergics block the action of acetylcholine, a chemical that transmits signals within the nervous system that are responsible for a range of bodily functions, including activation of the sweat glands. Sofpironium bromide was retrometabolically designed. Retrometabolic drugs are designed to exert their action locally and are potentially rapidly metabolized into a less active form once absorbed into the blood. We have developed sofpironium bromide gel, 15% as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis, also known as excessive underarm sweating.
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
Sofpironium bromide gel, 15% has completed a U.S. Phase 3 pivotal clinical program (also referred to as our “Cardigan Studies”) for the treatment of primary axillary hyperhidrosis, and sofpironium bromide gel, 5% is approved in Japan for the same indication under the brand name ECCLOCK®. Following a pre-NDA meeting with the FDA held in the first quarter of 2022, we remain on track to file an NDA for sofpironium bromide gel, 15% in mid-2022.
Given the significant cost to obtain FDA approval of an NDA and, if approved, to launch sofpironium bromide successfully in the U.S., we are presently evaluating different options that include: (i) commercializing sofpironium bromide alone; (ii) partnering with a contract sales organization that has an embedded sales force and other commercial capabilities in which to share costs and profits; or (iii) assigning/selling our rights to sofpironium bromide to another third party pharmaceutical company or investment entity to commercialize on its own. No decision on our strategic direction for sofpironium bromide has been finalized as of the date of this Annual Report.
As of December 31, 2021, regarding our patent portfolio for sofpironium bromide, we owned or possessed an exclusive license to 18 issued U.S. patents and 137 patents granted, registered, or allowed in foreign countries, including validations in member states of the European Patent Organisation. For sofpironium bromide, for the same time period, we owned or possessed an exclusive license to eight pending U.S. patent applications, 87 pending foreign patent applications, and two pending international patent applications to be nationalized in 2022, which, if issued, may provide patent term coverage to 2041 in certain cases and countries, and even further subject to availability of patent term extension or adjustments. We continue to prosecute pending applications for sofpironium bromide globally as of the date of this Annual Report.
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

Cardigan Studies Efficacy Results*
All primary and secondary efficacy endpoints demonstrated statistically significant differences between sofpironium bromide gel, 15% (SB) and vehicle (or placebo), as follows:

	Cardigan I			Cardigan II
Co-Primary Efficacy Endpoints	SB (n=173)	Vehicle (n=177)	p-value	SB (n=180)	Vehicle (n=171)	p-value
•Proportion of subjects achieving at least a 2-point improvement in the HDSM-Ax score from baseline to EOT	49.3%	29.4%	p<0.001	63.9%	47.0%	p=0.003
•Change in GSP from baseline to EOT (in mg)	-129.5	-99.3	p=0.002	-145.9	-131.7	p=0.030

	Cardigan I			Cardigan II
Secondary Efficacy Endpoints	SB (n=173)	Vehicle (n=177)	p-value	SB (n=180)	Vehicle (n=171)	p-value
•Proportion of subjects achieving at least a 1-point improvement in the HDSM-Ax score from baseline to EOT	82.8%	69.5%	p=0.005	89.9%	80.8%	p=0.020
•Proportion of subjects achieving at least a 2‑point improvement in the HDSM-Ax score and at least a 70% reduction in GSP from baseline to EOT	32.1%	10.2%	p<0.0001	35.5%	21.4%	p=0.006
•Proportion of subjects achieving at least a 1‑point improvement in the HDSM-Ax score and at least a 50% reduction in GSP from baseline to EOT	54.3%	33.3%	p<0.001	68.7%	54.6%	p=0.014
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
Competition
Our industry is highly competitive and subject to rapid and significant change. While we believe that our team’s extensive pharmaceutical development and commercialization experience, scientific knowledge, and global industry relationships provide us with competitive advantages, we face competition from other pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, over-the-counter (“OTC”) companies, academic institutions, government agencies, and research institutions.
Many of our competitors have significantly greater financial, technical, and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated amongst a smaller number of our competitors. Our success will be based in part on our ability to identify, develop, and manage a patented portfolio of product candidates that are safer and more effective than competing products.
Intellectual Property
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
Patents extend for varying periods according to the date of patent filing or grant, applicable laws allowing for patent term extension, and the legal term of patents in various countries where patent protection is obtained. The actual protection afforded by a patent can vary from country to country and depends on the type of patent, the scope of its coverage, and the availability of legal remedies in the country.
We also intend to use regulatory exclusivity (also called data package exclusivity), or depending on eligibility, orphan drug designation, as a means of acquiring intellectual property protections that are separate and distinct to patents as appropriate for eligible pipeline candidates. These kinds of rights involve being given exclusivity for varying periods of time depending on the country to incentivize innovators who invest significant funds in and conduct clinical trials to produce necessary data to demonstrate a drug is safe and effective for its intended use(s) and, as such, the data package in an NDA for the FDA (or similar regulatory filings in other countries) should receive some degree of protection even if no patent is available, or exclusivity given to produce a treatment for a disease that otherwise would not realistically be invested in without such incentive. In addition, there are other forms of intellectual property protection we may seek worldwide, including but not limited to trademarks, copyrights, trade secrets, pediatric exclusivity and the like, where available and appropriate for our business interests.

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
In-Licensing and Other Agreements
Exclusive License and Development Agreement with Carna
On February 2, 2022, we entered into the Carna License Agreement with Carna, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, we made a one-time cash payment of $2.0 million.
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds.
License and Development Agreement with Voronoi
On August 27, 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, Phase 1-ready, potential first-in-class DYRK1A inhibitor, and other next-generation therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the license rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of our common stock to Voronoi.
With respect to BBI-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the in-licensed DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds.

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
The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of December 31, 2021, under the original License Agreement and the Amended and Restated License Agreement, we had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of our common stock upon the achievement of certain regulatory milestones. Under the terms of the Amended and Restated License Agreement, we made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to our plan to initiate our U.S. Phase 3 pivotal program in the fourth quarter of 2020.
AnGes Collaboration Agreement
In September 2020, we entered into a collaboration agreement with AnGes, Inc. (“AnGes”) relating to the development and potential commercialization of AnGes’ proprietary investigational adjuvanted plasmid DNA vaccine intended to prevent COVID-19. While AnGes has conducted a Phase 1/2 study and a Phase 2/3 clinical study with its vaccine candidate in Japan, many other COVID-19 vaccines are already approved or have received emergency use authorization from regulatory authorities, and the demand for new vaccines may be limited. As a result, at this time, our agreement with AnGes is not a strategic priority for us.
Manufacturing and Supply
We currently contract with third parties for the manufacture of drug substances and drug products for use in nonclinical and clinical studies, and would expect to do so for any potential future commercial supply, and we intend to continue to do so in the future. To our knowledge, all of our clinical drug substance and drug product manufacturing activities are in compliance with current good manufacturing practice (“cGMP”) and other applicable laws. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality, and regulatory oversight over the contract manufacturing organizations (“CMOs”) with which we contract. We rely on third-party cGMP manufacturers for scale-up and process development work and to produce sufficient quantities of development product candidates for use in nonclinical and clinical studies.
Government Regulation
FDA Drug Approval Process
In the U.S., prescription human drugs are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act and other federal and state statutes and regulations govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, advertising, promotion and marketing, distribution, post-approval monitoring and reporting, sampling and import and export of pharmaceutical products, which apply to our pipeline of products. Failure to comply with applicable U.S.

requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, corporate integrity agreements, and criminal prosecution.
Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an Investigational New Drug Exemption (“IND”), which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. In addition, other tests on the chemistry, manufacturing, and controls (“CMC”) of producing the drug and its various formulations to establish the shelf life, stability, storage conditions, and quality parameters and specifications must be conducted, submitted, and approved by the FDA.
Satisfaction of FDA pre-market approval requirements typically takes many years at significant cost and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease. Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including current good laboratory practice (“GLP”) regulation. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product CMC described above and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the IND is considered in effect, and the clinical trial proposed in the IND may begin.
Clinical trials involve the initial administration of the investigational new drug to healthy subjects or patients, with subsequent trials involving patients with the disease or disorder for which the investigational drug is being studied to treat, all under the supervision of qualified physician investigator(s). Clinical trials must be conducted (1) in compliance with federal and state regulations; (2) in compliance with current good clinical practice (“cGCP”) regulations, an international standard (as adopted by FDA) meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated as well as the actual primary and secondary endpoints of the study to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
Clinical trials to support NDAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap or in rarer cases early phases may be skipped depending on the amount and quality of data that exists. In Phase 1, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess pharmacological actions, metabolism, pharmacokinetics, adverse effects associated with administration of the investigational drug and, if possible, early evidence of effectiveness. Phase 2 usually involves trials in a limited patient population to determine the effectiveness of the drug for a particular indication, dosage tolerance, and optimum dosage, and to identify common adverse effects and safety risks. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase 2 evaluations, Phase 3 clinical trials are undertaken to obtain the additional information about clinical efficacy and safety in a larger number of patients with the targeted disease or disorder, typically at geographically dispersed clinical trial sites, to permit the FDA to evaluate the overall benefit-risk relationship of the drug and to provide adequate information for the labeling of the drug. In most cases, the FDA requires two adequate and well-controlled prospective Phase 3 clinical trials with statistically significant results to demonstrate the efficacy of the drug by comparing a treatment arm against a control (placebo or best supportive care) arm. A single Phase 3 clinical trial with other confirmatory evidence may be sufficient in limited instances for FDA registration where the study is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of an effect on mortality, irreversible morbidity, or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically impossible or ethically problematic.
After completion of required clinical testing, applicable law requires that an NDA be prepared and submitted to the FDA. We have completed all FDA-required clinical trials of sofpironium bromide for the treatment of primary axillary hyperhidrosis that are expected to be part of an NDA submission by us to the FDA. In the first quarter of 2022, we held a pre-NDA meeting with the FDA, in which we discussed our plans for the content and organization of the NDA. The FDA provided comments and recommendations on the data to be included in the NDA. We agreed with the FDA’s suggestions and are on track to file an NDA for sofpironium bromide in mid-2022 consistent with the outcome of the pre-NDA meeting.
FDA approval of an NDA is required before marketing of the product may begin in the U.S., which will be the case for sofpironium bromide, as well for any other pipeline products being developed by us. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s efficacy, safety, quality, and manufacturing. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually. In the case of sofpironium bromide, payment of a user fee is not expected to be required for filing of an initial NDA, because FDA guidance waives, or reduces, user fees for, among other things, a small business applicant, like us, submitting its first NDA.
The FDA has 60 calendar days from its receipt of an NDA submission to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed with Congress to certain performance goals in the review of NDAs. Priority review can be applied to drugs that treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. In addition, the FDA provides an accelerated approval mechanism applied to investigational drugs for serious or life-threatening diseases. Sofpironium bromide is not eligible for priority review or accelerated approval, based on the present criteria. The review process for both standard and priority review may be extended by the FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.
The FDA also may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee, typically a panel that includes independent clinicians and other experts in the targeted disease, for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. It is not known at this time whether the FDA will require an advisory committee for review of any NDA that may be submitted for sofpironium bromide, and that decision will be made by the FDA during the NDA review.
Before approving an NDA, the FDA will typically inspect one or more of the sponsor’s clinical sites to assure compliance with cGCPs. Additionally, the FDA will generally inspect the facility or the facilities at which the drug is manufactured. As of the date of this Annual Report, it is not known what, if any, inspections the FDA may require related to the NDA for sofpironium bromide. The FDA will not approve an investigational product unless compliance with cGMP is satisfactory and the NDA contains data sufficient to support the labeled shelf life and to demonstrate that the drug can be manufactured reliably in a stable, controlled manner.
After the FDA evaluates the NDA and potentially the manufacturing facilities, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing, or information in order for the FDA to reconsider the application. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information required.
An approval letter authorizes commercial marketing of the drug in the U.S. with specific prescribing information for specific indications and may contain certain post-marketing requirements, including additional surveillance of how the drug is used. The approval letter may contain safety information that limits the ability of the drug to be marketed (e.g., black box warning; although these are not expected for sofpironium bromide) or contains contraindications, warnings, and/or precautions that limit the potential of the drug’s desirability (these are standard for most approved drugs). As another potential condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) for drugs that are effective but also have potentially significant safety concerns. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. At the pre-NDA meeting held in the first quarter of 2022, the FDA stated that the need for a REMS is unlikely but a final decision will be made during the NDA review. As stated, product approval may require post-approval testing and surveillance to monitor the drug’s safety or efficacy, which could be substantial. Once granted, product approvals may be withdrawn if compliance by the drug’s sponsor with regulatory standards is not maintained or problems are identified following initial marketing and/or manufacturing by the sponsor or in how the drug is being used in the marketplace.
Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. Also, an NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing NDAs.
Post-Approval Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates, in part, the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, social media, off-label promotion, formulary and reimbursement presentations, product sampling, sales force activities including dissemination of peer-reviewed journal articles, marketing items and detailing practices with prescribers, health care practitioner interactions, industry-sponsored scientific and educational activities, other promotional activities involving the internet and to certain other press, publicity and media communications initiated by us, while other parts of the government regulate, among other things, against false claims, foreign corrupt practices, trade sanctions, and anti-kickbacks. States often impose strict legal requirements and prohibitions on a variety of post-approval drug marketing practices. We may market drugs holding an approved NDA only for the permitted indications and in accordance with the provisions of the approved labeling.
Adverse event reporting, pharmacovigilance, and submission of periodic reports are required of the NDA holder following FDA approval of that NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, the aforementioned REMS, and/or surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product, especially in the U.S. In addition, quality-control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with cGMPs or risk being sanctioned by the FDA from supplying the drugs they manufacture or facing partial or complete product recalls. Regulatory authorities may withdraw product approvals or request such product recalls if a company fails to comply with applicable regulatory standards, if we encounter problems following initial marketing and supply, or if previously unrecognized problems with the drug being prescribed subsequently are discovered.
The Hatch-Waxman Act
In seeking approval for a drug through an NDA, applicants are required to list with the FDA each eligible patent whose claims cover the applicant’s product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, nonclinical or clinical studies to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can often be substituted by pharmacists under prescriptions written for the original listed drug and may be required to be switched to from the original listed drug by certain laws or insurance and formulary practices, which can affect the profitability of the original listed drug adversely.
To proceed forward, the ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify either that (1) the required patent information has not been filed; (2) the listed patent has expired; (3) the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patent is invalid or will not be infringed by the new product. The ANDA applicant also may elect to submit a section viii statement certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the applicant does not challenge the listed patents, the ANDA will not be approved until all the listed patents, if valid, claiming the referenced product expire.
A certification that the new product will not infringe the already approved product’s listed patents, or that such patents are invalid, is called a Paragraph IV certification. If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then commence a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 calendar days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of (i) 30 months; (ii) expiration of the patent; (iii) settlement of the lawsuit; or (iv) a decision in the infringement case that is favorable to the ANDA applicant.
The ANDA also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the referenced product expires.

It is not known at this time whether and to what extent, or when, an ANDA applicant may emerge with respect to sofpironium bromide, or any other pipeline product in our portfolio, nor have the patents that will be listed in the NDA for sofpironium bromide and later the Orange Book been fully decided or evolved to date.
Regulatory Exclusivity
Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active molecule that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity in the U.S. during which the FDA cannot receive any ANDA seeking approval of a generic version of that drug. Certain changes to a drug, such as the addition of a new indication to the package insert, are associated with a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. Other countries may, and do, have different periods for regulatory exclusivity.
An ANDA may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification and, thus, no ANDA may be filed before the expiration of the exclusivity period; however, it is expected that the NDA for sofpironium bromide will list one or more patents.
Patent Term Extension
After NDA approval, owners of relevant drug patents may apply for up to a five-year patent term extension in the U.S. The allowable patent term extension is calculated as half of the drug’s testing phase, the time between IND application and NDA submission, and all of the review phase, the time between NDA submission and approval, up to a maximum of five years. Only one patent may be extended for a regulatory review period for any product. If more than one application for extension of the same patent is filed, the certificate of extension of patent term, if appropriate, will be issued based upon the first filed application for extension. The time can be shortened if the FDA determines that the applicant did not pursue approval with due diligence. The total patent term after the extension may not exceed 14 years.
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
It is premature to know what, and if any, patent term extension that may be allowed in the U.S. would be at this time, or which patent an extension may be triggered from.
Pediatric Information
Under the Pediatric Research Equity Act, NDAs or supplements to NDAs must contain data to assess the safety and effectiveness of the investigational drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration in each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data.
The Best Pharmaceuticals for Children Act (“BPCA”) provides NDA holders a six-month extension of any exclusivity, patent or non-patent, for a drug if certain conditions are met. Conditions for exclusivity include the FDA’s determination that information relating to the use of a new drug in the pediatric population may produce health benefits in that population, the FDA making a written request for pediatric studies, and the applicant agreeing to perform, and report on, the requested studies within the statutory timeframe. We are expected to see if we can obtain additional exclusivity based on the pediatric data it obtained and application of the BPCA.

Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information, including when a clinical trial is initiated (often on www.clintrials.gov); information for certain Company studies, including several involving sofpironium bromide, can be accessed at this website. Information related to the product, patient population, phase, type and scope of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration process. Sponsors are obligated also to discuss the results of their clinical trials after completion and industry trade association ethics guidelines require publication of both favorable and unfavorable study results, which can affect the potential market for a drug. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress and intent of development programs.
Regulation Outside of the U.S.
In addition to regulations in the U.S., we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our product candidates, as well as extent, scope, and enforceability of intellectual property rights associated with the product candidate introduced in these other countries. Whether or not we obtain FDA approval for a product, we, or our local partners, must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before it can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. Certain countries outside of the U.S. have a process similar to the FDA’s that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval. In some cases, once the investigational drug is approved by a regulatory agency in certain established markets, like the FDA in the U.S., other countries will allow a sponsor to rely on that other country’s approval and extend it, with the same terms and conditions, in the foreign country and this may accelerate the introduction of the drug in foreign markets, where applicable (often called a free sales certificate (“FSC”), or also a CPP, process).
Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for medicines produced by biotechnology or those medicines intended to treat AIDS, cancer, neurodegenerative disorders, or diabetes and is optional for those medicines which are highly innovative, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 calendar days of receiving the applications and assessments report, each member state must decide whether to recognize the national marketing authorization of a different member state.
As of the date of this Annual Report, there is only one regulatory submission pending outside the U.S. for any of our pipeline products, which is for BBI-02.
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
The process for determining whether a third-party payor will provide coverage for a drug typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce a physician’s willingness to prescribe our products once approved and have a material adverse effect on our sales, results of operations, and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service or will provide coverage at an adequate reimbursement rate.
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
Employees
As of December 31, 2021, we had 16 regular full-time employees. From time to time, we retain independent contractors. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be excellent.

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
Corporate Information
Our corporate headquarters are in Boulder, Colorado, where we occupy facilities totaling approximately 3,000 square feet under a lease agreement that expires in December 2022 and includes two additional three-year renewal options. We use our current facilities primarily for research and development and general and administrative personnel.
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

Name	Age	Title
Robert B. Brown	60	Chief Executive Officer and Director
Andrew D. Sklawer	38	Chief Operating Officer and Secretary
Albert N. Marchio, II	69	Chief Financial Officer
Deepak Chadha	52	Chief Research and Development Officer
Monica Luchi	61	Chief Medical Officer
Jose Breton	33	Controller and Chief Accounting Officer
David McAvoy	59	General Counsel and Chief Compliance Officer
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
Andrew D. Sklawer, Co-Founder, Chief Operating Officer, and Secretary
Mr. Sklawer co-founded Private Brickell and has served as its Chief Operating Officer and Secretary since 2009. Prior to 2009, Mr. Sklawer served as the Head of Operations at Concordia Pharmaceuticals, Inc., an oncology drug development company that was acquired by Kadmon Corporation in 2011. Prior to joining Concordia, Mr. Sklawer held various positions at Verid, Inc., a developer of security technology prior to its acquisition by EMC Corporation. Mr. Sklawer holds a B.A. in marketing from the University of Florida and earned his M.B.A. from the University of Miami. Mr. Sklawer currently serves as a board member for StartUp FIU, a Florida International University platform that supports researchers, inventors, innovators, and entrepreneurs to conceive, launch, and scale solutions, is a member of the Advisory Committee of Advancing Innovation in Dermatology Accelerator Fund, and is a board member of the Colorado BioScience Association.
Albert N. Marchio, II, Chief Financial Officer
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
Deepak Chadha, Chief Research and Development Officer
Mr. Chadha joined Private Brickell in 2016 and has served as its Chief Research and Development Officer and as its Chief Regulatory, Pre-clinical, and Quality Compliance Officer from 2016 to 2018. Mr. Chadha served from 2014 to 2016 as Vice President, Global Regulatory Affairs at Suneva Medical, Inc. (“Suneva”), a medical technology company that develops, manufactures, and commercializes aesthetic products for the dermatology, plastic, and cosmetic surgery markets. During his time at Suneva, Mr. Chadha led the regulatory approval for BELLAFILL® dermal filler for acne scar correction and supported the company’s commercial products life cycle management. Prior to joining Suneva, Mr. Chadha worked at Allergan plc (f.k.a. KYTHERA Biopharmaceuticals, Inc.) from 2007 to 2014, where Mr. Chadha led the development of their product, KYBELLA®, from an early clinical phase to an NDA stage, and also supported the ex-U.S. regulatory activities. Mr. Chadha also served as Vice President of Global Regulatory Affairs at Allergan Medical (f.k.a. Inamed Corporation) from 2004 to 2007, where he assisted in building the organization’s Global Regulatory Affairs department and was involved with the approval for JUVEDERM®, Bioenterics®, LAP-BAND®, and Silicone

gel-filled breast implants. Mr. Chadha holds a B.S. in pharmaceutical sciences from Berhampur University in Orissa, India, an M.S. in pharmaceutics from Hamdard University in New Delhi, India, and an M.B.A. in international business from California State University, Dominguez Hills.
Monica Luchi, Chief Medical Officer
Dr. Luchi joined Brickell in 2021 and has served as its Chief Medical Officer. Monica most recently served from November 2020 to August 2021 as interim Chief Medical Officer and Clinical Development consultant for The Bracken Group, a life sciences provider of highly experienced consultative support for the development of products by pharma, biotech, and companies across a broad spectrum of healthcare industries. Dr. Luchi began her career in an academic practice focused on Rheumatology and Immunology before moving to the pharmaceutical industry. She has held positions of increasing responsibility at Novartis, Incyte, Mesoblast, Immune Pharmaceuticals, Celularity and Sorrento Therapeutics, Inc. in clinical development, translational medicine, and strategic planning, as well as key business development roles. Her experience in the biotech/pharmaceutical industry ranges across all stages of development, from exploratory phase 1 through phase 3, in multiple therapeutic indications, and includes several regulatory filings.
Dr. Luchi earned a B.A, Biology, Health Sciences Policy from University of Maryland, an M.D. from Northeastern Ohio Universities College of Medicine, an M.B.A. from George Washington University, and an Innovation and Entrepreneurship program certificate from Stanford University. Dr. Luchi is a practicing rheumatologist with an adjunct appointment at the University of Pennsylvania. She also serves on the Board of Trustees for the Children’s Village, NYC.
Jose Breton, Controller and Chief Accounting Officer
Mr. Breton joined Private Brickell in 2013 and has served as its Controller and Chief Accounting Officer. Mr. Breton was an auditor from 2014 to 2015 at Deloitte LLP. Mr. Breton began his career in 2012 as a Client Manager at Global Resource Partners, Inc., an accounting and business advisory firm. In this role, Mr. Breton had overall responsibility for clients’ financial reporting, planning and budgeting, systems of internal controls, corporate and benefits accounting, and equity administration. Mr. Breton holds a B.B.A. degree in accounting and finance and a master’s degree in taxation from the University of Miami.
David McAvoy, General Counsel and Chief Compliance Officer
Mr. McAvoy joined Private Brickell in 2019 and has served since then as its General Counsel and Chief Compliance Officer. He previously served as General Counsel, Vice President, and Chief Compliance Officer for Endocyte, Inc., a publicly traded nuclear medicine and oncology biotech company that was subsequently acquired by Novartis AG, from 2017 to 2018. Prior to joining Endocyte, Inc., Mr. McAvoy was at Eli Lilly and Company for 27 years serving in various leadership positions, including as General Counsel of Lilly Emerging Markets and in an executive management business role running strategic alliances for the food animal production group at Eli Lilly and Company’s former Elanco Animal Health subsidiary. While at Eli Lilly and Company, Mr. McAvoy was lead counsel for and helped launch several blockbuster medicines, including Prozac® for depression, Gemzar® for pancreatic and lung cancers, and ReoPro®, one of the first interventional cardiology agents. Mr. McAvoy earned a J.D. and M.S. in environmental science from Indiana University and a B.A. in political science from the University of Notre Dame. He serves on the board of directors for The Villages of Indiana, Inc., championing families for abandoned and abused children.

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
The successful development, regulatory approval, and commercialization of our pipeline assets will require significant additional financing and depend on a number of factors, including but not limited to the following:
•timely and successful initiation and completion of clinical trials for our product candidate portfolio, which may be significantly costlier than we currently anticipate, especially in a pandemic, and/or produce results that do not achieve the endpoints of the trials or which are ultimately deemed not to be clinically meaningful;
•our ability to receive regulatory approval for our proposed clinical trials, including our planned BBI-02 Phase 1 trial in Canada that Health Canada must approve;
•whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials, including in the case of sofpironium bromide, beyond the recently completed U.S. Phase 3 pivotal clinical program to support our submission of an NDA with the FDA for that drug candidate;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our and their contractual obligations and with all regulatory and legal requirements applicable to them and to our pipeline assets;
•ability of third parties with which we contract to manufacture consistently adequate commercial supplies of sofpironium bromide and/or potential clinical trial supplies for development of our other pipeline assets, to remain in good standing with regulatory agencies and to develop, validate, and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated cGMPs and other applicable legal requirements, to hire and retain a sufficient and qualified workforce, and to manage their own supply chain(s) to comply with their contractual obligations to us, which supply chains and workforce availability have been constrained during the ongoing COVID-19 pandemic;
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
•existence of a regulatory, pricing and reimbursement, and legal environment conducive to the success of our pipeline assets;
•ability to price our pipeline assets to recover our development costs and generate a satisfactory profit margin;
•our ability to commercialize sofpironium bromide alone or with other partners, including the ability to raise adequate capital to do so, and/or to find a suitable partner to commercialize sofpironium bromide in lieu of us;
•our ability and our partners’ ability to establish and enforce intellectual property rights in and to our pipeline assets, including but not limited to patents, regulatory exclusivity rights, trademarks, copyrights, and licenses; and
•our ability to raise capital to commercialize sofpironium bromide and advance our other pipeline assets, which will be limited if our common stock price does not appreciate.
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
Even if regulatory approvals are obtained, we may never be able to successfully commercialize sofpironium bromide or any of our other pipeline assets, especially if we attempt to do so without a partner. Accordingly, we cannot assure that we will be able to launch sofpironium bromide in any market or, if we do, that we will be able to generate sufficient revenue from the sale of sofpironium bromide, or any other asset, to continue our business.
Clinical drug development for our pipeline assets is expensive, time-consuming, and uncertain. Specifically, with BBI-02, our lead DYRK1A inhibitor candidate, for which a Phase 1 trial in Canada is planned for the second quarter of 2022, we may not be able to obtain approval from Health Canada to start the trial or could be delayed in obtaining such approval. Any data resulting from such trial may not be favorable for further development.
Clinical development for our pipeline assets is expensive, time-consuming, difficult to design and implement, and its outcome is inherently uncertain. Most product candidates that commence clinical trials are never approved by regulatory authorities for commercialization, and of those that are approved, many do not cover their costs of development or ever generate a profit. In addition, we, any partner with which we currently or may in the future collaborate, the FDA, a local or central institutional review board, or other regulatory authorities, including state and local agencies and counterpart agencies in foreign countries, may suspend, delay, extend, require modifications, or add additional requirements to or terminate our clinical trials at any time.
The majority of our pipeline targets autoimmune and inflammatory diseases and is still too early in clinical development to know whether they will progress past Phase 1 clinical trials. In addition, we are required to obtain approval from regulatory authorities to initiate Phase 1 clinical trials, including our planned trial for BBI-02 in Canada in the second quarter of 2022. We may not be able to obtain approval from Health Canada to start the trial, as and when planned or at all. Any data resulting from such trial may not be favorable for further development.
We currently do not have in place a commercial supply agreement with Kaken or any other party and our inability to execute one in a timely manner could have a material adverse impact on our business even if sofpironium bromide is approved for use by the FDA in the U.S.
At this time, we do not have a commercial supply agreement for drug substance and product components, including the bottles and/or other container requirements, for sofpironium bromide with Kaken or other suppliers, and we may not be able to enter into such an agreement with acceptable terms, on a timely basis, or at all. Our inability to enter into an adequate commercial supply agreement at the right time for sofpironium bromide for the U.S. and other markets outside of Japan and certain other Asian countries would materially impact our business.
Kaken substantially controls the development and commercialization of sofpironium bromide in Japan and certain other Asian countries and may make decisions regarding product development, regulatory strategy, and commercialization that may not be in our best interests. Kaken may be unable to secure an appropriate local business partner (if desirable) and/or obtain approval of the drug in the ex-Japan Asian markets over which it has rights. Kaken also provides certain support to us for our U.S. NDA submission and potential launch of sofpironium bromide.
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
Kaken has final decision-making authority for the overall regulatory, development, and commercialization strategy for sofpironium bromide, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales, and safety and pharmacovigilance in Japan and certain other Asian countries. In exercising its final decision-making authority in such territories, Kaken may make decisions regarding product development or regulatory strategy based on its determination of how best to preserve and extend regulatory approvals in these territories for sofpironium bromide, which may delay or prevent achieving regulatory approval for sofpironium bromide in Kaken’s territories, as well as by us in the U.S. and the other territories where we maintain exclusive rights. Additionally, Kaken is responsible for conducting certain active pharmaceutical ingredients (“API”) related activities (chemistry, manufacturing, and controls) that will be required for FDA approval in the U.S., and as a result, we are reliant on Kaken to execute successfully, in a timely, compliant, and efficient manner, such activities on our behalf. To the extent Kaken experiences delays and/or difficulties in performing its development activities, this could prevent or cause substantial delays in our ability to seek approval for sofpironium bromide gel in the U.S. and other territories in which we maintain exclusive rights.
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

We also rely on Kaken to provide us with certain key regulatory information that will be used for our NDA submission to the FDA for sofpironium bromide, and also to supply us with certain components of the finished drug product we will need for any eventual U.S. commercial launch of this drug candidate. Kaken’s inability to meet its requirements for the foregoing would negatively impact our ability to obtain regulatory approval for sofpironium bromide and/or successfully commercialize sofpironium bromide in the U.S.
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
The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including any new information that may emerge on COVID-19 variants and the actions to contain COVID-19 or treat its impact, especially for variants, among others, and even as or after the pandemic subsides, how long it takes for global supply chains to handle the pent-up demand for goods and services and the shutdowns associated around the world with those supply chains, and worker eagerness to return to the workforce and/or change employment patterns.
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
The spread of COVID-19 and its variants, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, negative supply chain impacts, and worker unavailability, may have a material economic effect on our business. While the potential economic impact brought by, and the duration of, the pandemic may be difficult to assess or predict, it has already caused, and is likely to result in further, significant disruption of global financial and distribution markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
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
We face significant competition in our industry, and our pipeline assets, if approved, may not be able to compete effectively or achieve significant market penetration.
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition, less effective patent terms, and a strong emphasis on developing newer, fast-to-market proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing, and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies, and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, regulatory expertise, clinical trial expertise, intellectual property portfolios, more international reach, experience in obtaining patents and regulatory approvals for product candidates and other resources than us. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, sofpironium bromide, where approved, may compete with other dermatological products, including OTC treatments, for a share of some patients’, or payors’, discretionary budgets and for physicians’ attention within their clinical practices.
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
In the U.S., Qbrexza® is approved and is being commercialized for the same indication sought for sofpironium bromide, and we expect to face substantial competition being second to market. In Japan, where Kaken was the first to launch a product to treat primary axillary hyperhidrosis, there are attempts now underway to obtain regulatory approval for Qbrexza from the PDMA, which could negatively impact Kaken’s sales and thus our related royalty income.
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
Additionally, we could face what is known as a paragraph IV filing as part of a generic drug manufacturer’s ANDA. ANDAs allow generic drug manufacturers to gain approval for generic drugs without completing their own costly clinical trials by showing that the generic form shares “bio-equivalence” with the branded drug (in this example, sofpironium bromide) under patent protection. In a paragraph IV filing, the applicant asserts that the patent they are targeting is (i) invalid; (ii) not infringed by their product; or (iii) not enforceable as written. Once an ANDA is filed, the patent holder has a defined period in which to respond and bring a counterclaim against the generic drug manufacturer if it wishes to challenge the filing. Should we be subject to a paragraph IV filing for sofpironium bromide, we could lose our existing patent protection for sofpironium bromide significantly earlier than expected, which would have a negative impact on our business, financial condition, operating results, and prospects.
If clinical research organizations (“CROs”) and other third parties do not meet our requirements or otherwise conduct clinical trials for our pipeline assets as required or are unable to staff or supply our trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our pipeline assets at all or in the time frames currently planned for.

We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee our clinical trials for pipeline assets and other aspects of product development. We also rely on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and current GLP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements, or that our CROs and other third-party contractors are otherwise compliant with applicable laws despite their contractual assurances to us. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure, or the failure by our CROs and other third-party contractors, to comply with these regulations and policies, or to obtain supply of key items in sufficient quantities, in a timely manner or at all, may require us to extend or repeat clinical trials, which would delay or halt the regulatory approval process, or could cause us to fail to meet certain contractual obligations, including but not limited to milestone commitments, with licensors of our portfolio assets like Bodor, Voronoi, and Carna.
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
We currently have limited marketing capabilities and no sales organization and limited cash runway. To commercialize our product candidates, if approved, in the U.S., Australia, Canada, the European Union, Latin America, Africa, the Middle East, and other jurisdictions we seek to enter, we must continue to obtain additional financing, build our marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing any of these. For sofpironium bromide, we may be unable to commercialize it in the U.S. or other countries without a partner, or we may seek a partner to commercialize it in lieu of us. As a company, we have no prior experience in the commercial launch, marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to fund costs and expenses of a sales organization and its activities, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, or contract for a sales force and in either case, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team so they operate in an effective and compliant way. Any failure or delay in the development of our internal (or external contracted-for) sales, marketing, distribution, and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products. In addition, we may need more than one approved and marketed product to sustain employing an internal sales force.
We may choose to collaborate with third parties in various countries, including the U.S., that have direct sales forces, commercial and regulatory capacities, and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not have sufficient financial resources to enter into and pay for such arrangements, and/or we may not be able to find adequate business partners in countries outside Japan. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates, including sofpironium bromide and our other product candidates. The inability to commercialize successfully our product candidates, either on our own or through collaborations or partnerships with one or more third parties, would harm our business, financial condition, operating results, and prospects.
If we do not achieve our projected development goals in the timeframes we announce and expect, our business and strategies may be adversely affected and, as a result, our stock price may decline.
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, other product development, and commercial goals. These goals may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings, as well as product launch. From time to time, we may publicly announce the expected timing of some of these goals. All of these goals are and will be based on numerous assumptions. The actual timing of these goals can vary dramatically compared to our estimates, in some cases for reasons beyond our control or that cannot be anticipated. If we do not meet these goals as publicly announced, or at all, our business and strategies may be adversely affected and, as a result, our stock price may decline.
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
Our corporate office is located in Boulder, Colorado, near a major flood and blizzard zone and in an area prone to wildfires. If a disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our office, that damaged critical infrastructure, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a period of time. Our contract manufacturers’ and suppliers’ facilities are located in multiple locations where other natural disasters or similar events, such as tornadoes, earthquakes, storms, fires, explosions or large-scale accidents or power outages, could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business, financial condition, operating results, and prospects. All of the aforementioned risks may be further increased if we do not implement an adequate disaster recovery plan or our partners’ or manufacturers’ disaster recovery plans prove to be inadequate.
Risks Related to Our Liquidity, Financial Matters, and Our Common Stock
We will need to raise substantial additional financing in the future to fund our operations, which may not be available to us on favorable terms or at all.
We will require substantial additional funds to develop and, if successful, commercialize our product candidates. Our future capital requirements will depend upon a number of factors, including but not limited to: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to obtain sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; compliance with our material contracts including the licensing agreements for sofpironium bromide and our autoimmune and inflammatory portfolio; the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance for such product candidates; and overall stock market conditions, global business trends, our stock price performance, and our ability to generate funding under these and other conditions.
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
Our ability to raise additional funds is uncertain and is limited given our small market capitalization and current stock price. Due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are only able to issue a limited number of shares which aggregate to no more than one-third of our public float using our shelf registration statement at this time. Even if sufficient funding is available, there can be no assurance that it will be available on terms acceptable to us or our stockholders.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops began. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.
Our operating results and liquidity needs could be affected negatively by global market fluctuations and economic downturns.
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions and global IT threats. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic or other conditions. Some patients may consider sofpironium bromide as discretionary, and if full reimbursement for the product is not available, demand for the product may be tied to the discretionary, out-of-pocket cash-spending levels of our targeted patient populations. Domestic and international equity and debt markets have experienced and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets again become volatile, or a bear market ensues in the U.S. stock market, including as a result of the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions or other stimulus, our operating results and liquidity could be affected adversely by those factors in many ways, including weakening demand for sofpironium bromide, making it more difficult for us to raise funds if necessary, and our stock price may decline.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock has been subject to significant fluctuations, including after reporting positive topline results of our U.S. Phase 3 pivotal clinical program for sofpironium bromide. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date of our operating as a publicly-traded company, to $0.229 per share as of December 31, 2021. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile and subject even to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•negative reaction by stockholders concerned about our ability to obtain sufficient funds to commercialize sofpironium bromide, if it is approved, given the positive results of the Phase 3 pivotal clinical program;
•our need for additional potential financings to raise funds to further develop and commercialize our pipeline assets, which could result in significant additional share dilution;
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
•the entry into, or termination of, or breach by us or our partners of material agreements, including key commercial partner or licensing agreements, including the Kaken, Voronoi, and/or Carna Agreements;
•our ability to obtain timely regulatory approvals for sofpironium bromide or other product candidates, and delays or failures to obtain such approvals;
•failure of sofpironium bromide, if approved in the U.S., to achieve commercial success;
•issues in manufacturing or the supply chain for our product candidates;
•the results of any future clinical trials of our pipeline assets;
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
Moreover, the stock markets in general have experienced substantial volatility in our industry, especially for microcap biotechnology companies, and such volatility has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the ongoing reaction of global markets to the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions and other economic disruptions or concerns. These broad market fluctuations may also adversely affect the trading price of our common stock.
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
Our operations to date have been limited primarily to business planning, raising capital, developing our pipeline assets, identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our revenue and profitability will depend on development funding for our product portfolio, the achievement of sales milestones and royalties under the Kaken Agreement, our ability to satisfy the development and regulatory milestones under applicable in-license agreements, as well as our ability to do the same with regard to any potential future collaboration and license agreements, overall sales of any products, if approved, and our ability to maintain all of our product licenses. Any upfront and milestone payments either owed by or to us may vary significantly from product to product, period to period, and country to country, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of December 31, 2021, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,482,500 shares of our common stock at an exercise price of $1.25 per share; and (vi) 8,405,935 shares of our common stock at an exercise price of $0.72 per share. As of December 31, 2021, we also had 7,059,842 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $3.20 per share.
We may not be able to access the full amounts available under the Purchase Agreement with Lincoln Park, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on August 14, 2020. As of December 31, 2021, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold, under the Purchase Agreement. All remaining funds available under the Purchase Agreement are subject to the satisfaction of certain conditions specified in the Purchase Agreement, including that our common stock remains listed on The Nasdaq Capital Market, the effectiveness of a registration statement relating to the resale of the shares to be sold to Lincoln Park under the Purchase Agreement, and that no event of default has occurred under the Purchase Agreement. Additionally, depending upon the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park if such a sale would result in us issuing to Lincoln Park more than 9.99% of our shares outstanding prior to entering into the Purchase Agreement. In the event that we are unable to satisfy the conditions specified, the purchase commitment made by Lincoln Park will be unavailable to us and Lincoln Park will not be required to purchase any shares of our common stock. If obtaining funding from Lincoln Park were to prove unavailable, we will need to secure other sources of funding in order to continue with our proposed development activities and launch and commercialize any product candidates for which we receive regulatory approval. Additionally, even if we are able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating, and development plans.
Our failure to regain compliance with Nasdaq continued listing requirements, including if we are unable to increase the closing bid price of our common stock to at least $1.00 per share for a minimum of 10 consecutive business days by June 13, 2022, could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On June 17, 2021, we received a notice from the Listing Qualifications Department of the Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we were not in compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Rule”). We initially had a period of 180 calendar days, or until December 13, 2021, to regain compliance with the Rule. In December 2021, Nasdaq provided notice that granted us an additional 180 calendar days, or until June 13, 2022, to regain compliance with the Rule. If at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule, unless Nasdaq exercises its discretion to extend this 10-day period pursuant to Nasdaq Listing Rule 5810(c)(3). If compliance with the Rule cannot be demonstrated to Nasdaq’s satisfaction by June 13, 2022, Nasdaq will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel.
We intend to continue to monitor the bid price for our common stock between now and June 13, 2022, and plan to seek stockholder approval of a reverse split of our common stock, which would be intended to increase the trading price of our common stock in compliance with the Rule. There is no assurance, however, that we will receive stockholder approval for a reverse stock split, that such a reverse stock split would have the intended effect of increasing our stock price now or in the future, or that our common stock will not be delisted from Nasdaq. Even if we are not delisted, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock.
If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.
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
As of December 31, 2021, we had approximately $455.9 million of federal and $429.0 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income, of which $173.5 million will carryforward indefinitely and the remainder expiring in varying amounts beginning in 2022 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts (“Tax Act”), U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. It is uncertain if and to what extent various states within the U.S. will conform to the Tax Act. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of state law has not occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, as a result of offerings of our stock or subsequent shifts in our stock ownership, some of which may be outside of our control. In that case, the ability to use NOL carryforwards to offset future taxable income will be limited following any such ownership change and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
Risks Related to Legal, Regulatory, and Compliance Matters
We may never obtain regulatory approval to commercialize any of our product candidates in the U.S., or anywhere else in the world other than Japan for sofpironium bromide, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, we will need to negotiate an appropriate product label (aka package insert) with the regulators, which will determine the extent of our allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter we believe is necessary to maximize the commercial success of the products that are approved.
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
We have sponsored or supported and expect in the future to sponsor or support clinical trials for our product candidates outside the U.S. and Japan, and the FDA, PMDA, and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
We have sponsored or supported and expect in the future to sponsor or support one or more of our clinical trials outside of the U.S., including our planned Phase 1 clinical trial for BBI-02 in Canada. Although the FDA or applicable foreign regulatory authorities may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authorities will accept data from trials conducted outside of the U.S. or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.
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
We may seek orphan drug exclusivity for some of our product candidates, and we may be unsuccessful.
Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a disease with a patient population of fewer than 200,000 individuals in the United States.
Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the European Medicines Agency (the “EMA”) or the FDA from approving another marketing application for the same drug for the same indication during the period of exclusivity. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective, or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve a different drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.
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
We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, or we may sell and assign our rights, which would reduce or eliminate our potential return on investment for those product candidates.
At any time, we may decide to discontinue the development or commercialization of any of our early-stage or licensed rights to product candidates, or sell and assign our rights, for a variety of reasons, including the appearance of new technologies that make our product obsolete or significantly impact the ability to commercialize the affected product successfully, competition from a competing product including entry of generics, supply chain considerations, intellectual property right impacts, ability to price or changes in or failure to comply with applicable regulatory requirements, inability or difficulty to generate financing to commercialize a product, market reaction to the market potential for any product asset, or constraints on obtaining additional financing and capital. If we terminate, exit, or assign a program in which we have invested significant resources, we either likely will not receive any return, or only a partial return, on our investment, and we may have missed an opportunity to have allocated those resources to potentially more productive uses.
Our failure to in-license, acquire, develop, and market successfully additional product candidates or approved products would impair our ability to grow our business.
We have, and intend to continue to, in-license, acquire, develop, and market additional products and product candidates. Because our internal research and development capabilities are limited, we may be dependent on pharmaceutical or other companies, investment groups or funds, academic or government scientists, and other researchers to sell or license products or technology to us. The success of this strategy depends partly on our ability to identify and select promising pharmaceutical product candidates and products, negotiate licensing or acquisition agreements with their current owners, and finance these arrangements.
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
Further, any product candidate that we maintain rights to or acquire may require (or, in the case of the pipeline assets we licensed from Voronoi and Carna, do require) additional development efforts prior to commercial sale, including preclinical or clinical testing and approval by the FDA and applicable foreign regulatory authorities for the targeted use(s), or present with significant integration issues. All product candidates are prone to significant risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any approved products that we acquire will be manufactured or sold profitably, obtain reimbursement, be subject to patents and other intellectual property rights that provide any form of market or regulatory exclusivity, sustain historical levels of performance that made the acquisition initially attractive, or achieve/maintain market acceptance.

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
We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies and to help prepare for a possible launch for our product candidates, including certain sole-source suppliers and manufacturers, both inside and outside the U.S.; we intend to rely on third parties for commercial supply, manufacturing, and distribution, and possibly sales and promotion, if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
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
We expect to continue to depend on third-party contract suppliers and manufacturers for the foreseeable future. Our supply and manufacturing agreements, if any, do not guarantee that a contract supplier or manufacturer will provide services adequate for our needs. In addition, inflation and/or global supply chain disruptions may have a negative impact on our third-party contract suppliers’ and manufacturers’ ability to acquire the materials necessary for our business, and we could incur higher costs for certain goods or services due to inflation or increased freight costs. Additionally, any damage to, destruction of, or threats to our third-party manufacturers’ or suppliers’ facilities, equipment, or systems, even by force majeure or by criminal acts, may significantly impair our ability to have our products and product candidates manufactured on a timely basis. Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities and systems, will have access to and may misappropriate our trade secrets, clinical trial and other research data, or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers may be located outside of the U.S. This may give rise to difficulties in importing our products or product candidates or their components into the U.S. or other countries, or otherwise protecting these assets.
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
Risks Related to Our Intellectual Property
We may not be able to obtain, afford, maintain, enforce, or protect our intellectual property rights covering our product candidates, including sofpironium bromide, our autoimmune and inflammatory portfolio, and related technologies that are of sufficient type, breadth, and term throughout the world.
Our success with respect to sofpironium bromide, our autoimmune and inflammatory portfolio, and other product candidates will depend, in part, on our ability to protect patent and other intellectual property protections in both the U.S. and other countries, to preserve our trade secrets, and to prevent third parties from infringing on our proprietary rights. Our ability to prevent unauthorized or infringing use of sofpironium bromide, our autoimmune and inflammatory portfolio, and other product candidates by third parties depends in substantial part on our ability to leverage valid and enforceable patents and other intellectual property rights around the world.
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
Competitors in the therapeutic areas of our strategic focus have created a substantial amount of prior art, including scientific publications, abstracts, posters, presentations, patents and patent applications, and other public disclosures, including on the Internet and various social media. Our ability to protect valid and enforceable patents and other intellectual property rights depends on whether the differences between our proprietary technology and the prior art allow our technology to be patentable over the prior art. We do not have outstanding issued patents covering all of the recent developments in our technology and are unsure of the patent protection that we will be successful in securing, if any. Even if the patents do issue successfully, third parties may design around or challenge the validity, enforceability, or scope of such issued patents or any other issued patents or intellectual property that apply to us, which may result in such patents and/or other intellectual property being narrowed, invalidated, or held unenforceable. If the breadth or strength of protection provided by the patents and other intellectual property we hold or pursue with respect to our product candidates is challenged, regardless of our future success, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize or finance, our product candidates.
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
Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed, with patent term extensions granted in certain instances to compensate for part of the period in which the drug was under development and could not be commercialized while under the patent. Without patent protection for sofpironium bromide and the rest of our product portfolio, we may be open to competition from generic versions of these assets. The issued U.S. patents relating to sofpironium bromide run through 2031, including expected extensions just described. Other patent rights we are seeking in the U.S. for sofpironium bromide would provide expected coverage through 2041, but only in the event of a grant of such rights. BBI-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending PCT application, and other foreign and U.S. applications for BBI-02, as of the date of this Annual Report. We are evaluating the patent protection and strategy for the remainder of the assets in-licensed from Voronoi and Carna.

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
If we fail to comply with our obligations under our intellectual property and related license agreements, we could lose license rights that are important to our business. Additionally, these agreements may be subject to disagreement over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property or technology, or other key aspects of product development and/or commercialization, or increase our financial or other obligations to our licensors.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are in Boulder, Colorado, occupying approximately 3,000 square feet under a lease agreement that expires in December 2022 and includes two additional three-year renewal options. We use our current facilities primarily for research and development and general and administrative personnel. While we may seek to expand our current facilities or place certain operations in other states in the next 12 to 18 months, we believe that our existing facilities are adequate for our current needs.

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
Holders
As of March 3, 2022, we had 188 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
Stock Repurchases
There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the year ended December 31, 2021.
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
Recent Sales of Unregistered Securities
On November 23, 2021, we issued 200,000 shares of our common stock to the FORCE Family Office, LLC (“Force”) pursuant to an agreement we entered into with Force on November 23, 2021 for the provision of investor relations services from December 1, 2021 through May 31, 2022. Such issuance was exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D thereunder. Force has represented to us that it is an “accredited investor” as defined in Regulation D under the Securities Act and that the issued shares are being acquired for investment purposes and not with a view to resale or distribution.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Our pipeline combines several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders with a potential best-in-class, late-stage program for the treatment of primary axillary hyperhidrosis. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®. Our strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that we believe can meaningfully benefit patients who are suffering from chronic, debilitating diseases in the foregoing target disease areas and that are underserved by available therapies.
The following table summarizes our product development programs:

Research & Development Programs
BBI-02: A Potential First-in-Class Oral DYRK1A Inhibitor for the Treatment of Autoimmune and Inflammatory Diseases
On August 27, 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a potential first-in-class oral DYRK1A inhibitor, and other novel DYRK1A therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. These novel DYRK1A inhibitors aim to restore immune balance in patients whose immune system has become dysregulated. Based on the promising preclinical efficacy data generated to date with BBI-02, we believe these drug candidates have the potential to offer first-in-class, potent therapies to treat a wide array of debilitating autoimmune and inflammatory diseases.
Our lead development-stage program, BBI-02, is a Phase 1-ready, highly selective, and orally bioavailable DYRK1A inhibitor that has demonstrated promising results in various preclinical models, including AD and RA. In these models, BBI-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as JAK inhibitors and TNF biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressant, which may lead to severe side effects, such as increased infection risk. Preclinical data have shown BBI-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The MyD88 protein is normally spliced into a long form and a short form. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, not being phosphorylated and so appears to deactivate downstream cascades of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, BBI-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
We are on track to progress BBI-02 into a Phase 1 clinical trial in Canada in the second quarter of 2022. This Phase 1 study is expected to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BBI-02 in both healthy volunteers and subjects with AD and will include a preliminary assessment of efficacy. Part 1A of the Phase 1 trial will be a single ascending dose (SAD) assessment in healthy volunteers, Part 1B will be a multiple ascending dose (MAD) assessment in healthy volunteers, and Part 2 will compare BBI-02 to placebo in moderate-to-severe AD patients. Topline results from the Phase 1 SAD and MAD trials (Parts 1A and 1B) are anticipated year-end 2022.
BBI-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending PCT application, and other foreign and U.S. applications for BBI-02, as of the date of this Annual Report.
BBI-10: A Covalent STING Inhibitor for the Potential Treatment of Autoinflammatory and Rare Genetic Diseases
On February 2, 2022, we entered into the Carna License Agreement with Carna, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus and RA, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
STING is a key component of the cGAS-STING pathway, which plays an important role in the activation of innate immunity. cGAS acts as a DNA sensor, detecting DNA from sources such as invading bacteria, viruses, and cellular debris that can arise from aging and tissue damage. Upon DNA binding, cGAS produces the secondary messenger molecule cGAMP, which binds to STING. STING then undergoes the post-translational modification called palmitoylation, a step essential to the activation of STING. Activated STING then in turn activates the recruitment of kinases that phosphorylate IRF3 and IκBα. Phosphorylated IRF3 leads to activation of the type I interferon response, while phosphorylated IκBα activates NFκB and increases the secretion of pro- inflammatory cytokines such as IL-6 and TNFα, resulting in inflammation. While the innate immune response is an important defense mechanism, a dysregulated type I interferon response and overproduction of pro-inflammatory cytokines also represents a driving cause for multiple autoimmune and inflammatory diseases. As such, targeting the cGAS-STING pathway may be a novel approach to treating these diseases.
BBI-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally available covalent STING inhibitor that specifically targets the palmitoylation site of STING, which allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. BBI-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that BBI-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with BBI-10 demonstrate significant decreases in pro-inflammatory cytokine production following stimulation of STING. Nonclinical development activities for BBI-10 are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022.

For BBI-10, as of the date of this Annual Report, we currently have one pending PCT application and one pending priority patent application. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
As part of the Voronoi License Agreement, in August 2021 we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors, in addition to BBI-02. This library of new chemical entities includes next-generation DYRK1A inhibitors, as well as other molecules that specifically inhibit LRRK2, TTK (also known as Monopolar spindle 1 (Mps1)), and CLK kinases. A number of these drug candidates have the potential to penetrate the blood brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology. We are currently engaged in research to identify both brain penetrant and non-brain penetrant new chemical entities from this next-generation kinase inhibitor platform.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution based on our exclusive license from Voronoi related to DYRK1A, LRRK2, TTK, and CLK kinases.
Sofpironium Bromide: A Potential Best-in-Class Investigational Product for the Treatment of Primary Axillary Hyperhidrosis
Sofpironium bromide is a new chemical entity that belongs to a class of medications called anticholinergics. Anticholinergics block the action of acetylcholine, a chemical that transmits signals within the nervous system that are responsible for a range of bodily functions, including activation of the sweat glands. Sofpironium bromide was retrometabolically designed. Retrometabolic drugs are designed to exert their action locally and are potentially rapidly metabolized into a less active form once absorbed into the blood. We have developed sofpironium bromide gel, 15% as a potential best-in-class, self-administered, once daily, topical therapy for the treatment of primary axillary hyperhidrosis, also known as excessive underarm sweating.
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
Sofpironium bromide gel, 15% has completed a U.S. Phase 3 pivotal clinical program (also referred to as our “Cardigan Studies”) for the treatment of primary axillary hyperhidrosis, and sofpironium bromide gel, 5% is approved in Japan for the same indication under the brand name ECCLOCK®. Following a pre-NDA meeting with the FDA held in the first quarter of 2022, we remain on track to file an NDA for sofpironium bromide gel, 15% in mid-2022.
Given the significant cost to obtain FDA approval of an NDA and, if approved, to launch sofpironium bromide successfully in the U.S., we are presently evaluating different options that include: (i) commercializing sofpironium bromide alone; (ii) partnering with a contract sales organization that has an embedded sales force and other commercial capabilities in which to share costs and profits; or (iii) assigning/selling our rights to sofpironium bromide to another third party pharmaceutical company or investment entity to commercialize on its own. No decision on our strategic direction for sofpironium bromide has been finalized as of the date of this Annual Report.
As of December 31, 2021, regarding our patent portfolio for sofpironium bromide, we owned or possessed an exclusive license to 18 issued U.S. patents and 137 patents granted, registered, or allowed in foreign countries, including validations in member states of the European Patent Organisation. For sofpironium bromide, for the same time period, we owned or possessed an exclusive license to eight pending U.S. patent applications, 87 pending foreign patent applications, and two pending international patent applications to be nationalized in 2022, which, if issued, may provide patent term coverage to 2041 in certain cases and countries, and even further subject to availability of patent term extension or adjustments. We continue to prosecute pending applications for sofpironium bromide globally as of the date of this Annual Report.
U.S. Phase 3 Pivotal Cardigan Studies
Our U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15% was comprised of two pivotal clinical studies. The Cardigan I and Cardigan II studies enrolled 350 subjects and 351 subjects, respectively, who were nine years of age and older with primary axillary hyperhidrosis. The Cardigan Studies were multicenter, randomized, double-blinded, vehicle (placebo)-controlled, evaluating the efficacy and safety of topically applied sofpironium bromide gel, 15%. Subjects applied sofpironium bromide gel, 15% or placebo to their underarms once daily at bedtime for six consecutive weeks, with a two-week post-treatment follow-up. The co-primary efficacy endpoints of the Cardigan Studies included the proportion of subjects achieving at least a 2-point improvement on the HSDM-Ax scale, a proprietary and validated patient-reported outcome measure, and change in GSP, each from baseline to EOT.
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
Cardigan Studies Efficacy Results*
All primary and secondary efficacy endpoints demonstrated statistically significant differences between sofpironium bromide gel, 15% (SB) and vehicle (or placebo), as follows:

	Cardigan I			Cardigan II
Co-Primary Efficacy Endpoints	SB (n=173)	Vehicle (n=177)	p-value	SB (n=180)	Vehicle (n=171)	p-value
•Proportion of subjects achieving at least a 2-point improvement in the HDSM-Ax score from baseline to EOT	49.3%	29.4%	p<0.001	63.9%	47.0%	p=0.003
•Change in GSP from baseline to EOT (in mg)	-129.5	-99.3	p=0.002	-145.9	-131.7	p=0.030

	Cardigan I			Cardigan II
Secondary Efficacy Endpoints	SB (n=173)	Vehicle (n=177)	p-value	SB (n=180)	Vehicle (n=171)	p-value
•Proportion of subjects achieving at least a 1-point improvement in the HDSM-Ax score from baseline to EOT	82.8%	69.5%	p=0.005	89.9%	80.8%	p=0.020
•Proportion of subjects achieving at least a 2‑point improvement in the HDSM-Ax score and at least a 70% reduction in GSP from baseline to EOT	32.1%	10.2%	p<0.0001	35.5%	21.4%	p=0.006
•Proportion of subjects achieving at least a 1‑point improvement in the HDSM-Ax score and at least a 50% reduction in GSP from baseline to EOT	54.3%	33.3%	p<0.001	68.7%	54.6%	p=0.014
* Intent-to-Treat analysis population

Cardigan Studies Safety Results
In the Cardigan Studies, sofpironium bromide gel, 15% was generally well-tolerated. The TEAEs were mild or moderate in severity and transient in nature. Overall, 89% of patients who were randomized to sofpironium gel, 15% in the studies completed the full six weeks of treatment. Common adverse events (incidence ≥2%) observed in the sofpironium bromide gel, 15% treatment group in the Cardigan I and II studies were dry mouth (11.6%, 17.2%), blurred vision (5.2%, 11.7%), application site pain (6.4%, 10.0%), application site erythema (5.2%, 7.8%), mydriasis (7.5%, 5.0%), application site pruritis (6.4%, 2.2%), application site dermatitis (5.8%, 5.6%), urinary retention (1.2%, 3.3%), application site irritation (1.2%, 3.3%), dry eye (0.6%, 3.3%), headache (1.2%, 2.2%), constipation (0.6%, 2.2%) and urinary hesitation (0.6%, 2.2%), respectively. Five (2.9%) and nine (5.0%) subjects who received sofpironium bromide gel, 15%, discontinued the Cardigan I and II studies, respectively, due to a TEAE. No treatment-related serious adverse events were reported.
Collaboration with Kaken in Asia
Under the Kaken Agreement, we and Kaken have completed multiple clinical trials of sofpironium bromide gel involving over 1,690 subjects in the U.S. and Japan. These trials evaluated the potential safety, tolerability, pharmacokinetics, and efficacy of sofpironium bromide gel in adult and pediatric patients with primary axillary hyperhidrosis and healthy adult subjects.
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

Significant Financing and Licensing Arrangements
Public Offerings of Common Stock and Warrants
In October 2021, we completed the sale of 30,263,400 shares of our common stock (the “October 2021 Offering”). The October 2021 Offering resulted in net proceeds of approximately $10.3 million, after deducting the underwriting discount and offering expenses payable by us. We are using the net proceeds from the October 2021 Offering for research and development, including clinical trials, working capital, business development, and general corporate purposes.
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
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the year ended December 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million. We are using the net proceeds from the October 2020 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. During the year ended December 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand. We are using the net proceeds from the June 2020 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
For additional information regarding the offerings described above, see Note 7. “Capital Stock” of the notes to our consolidated financial statements included in this Annual Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the year ended December 31, 2021, we sold 4,449,828 shares of our common stock under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of December 31, 2021, approximately $46.0 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the year ended December 31, 2021, we sold 1,089,048 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of December 31, 2021, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the year ended December 31, 2021, we sold to

Lincoln Park 1,300,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $1.0 million. As of December 31, 2021, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.
We agreed with Lincoln Park that we will not enter into any “variable rate” transactions with any third party, subject to certain exceptions, for a period defined in the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.
Exclusive License and Development Agreement with Carna
On February 2, 2022, we entered into the Carna License Agreement with Carna, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, we made a one-time cash payment of $2.0 million.
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds.
License and Development Agreement with Voronoi
On August 27, 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, Phase 1-ready, potential first-in-class DYRK1A inhibitor, and other next-generation therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the license rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of our common stock to Voronoi. As a result, we recorded $4.8 million in research and development expenses during the year ended December 31, 2021.
With respect to BBI-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the in-licensed DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds.
Amended and Restated License Agreement with Bodor
In February 2020, we, together with Brickell Subsidiary and Bodor, entered into the Amended and Restated License Agreement, which supersedes the License Agreement, dated December 15, 2012, entered into between Brickell Subsidiary and Bodor, as amended by Amendment No. 1 to License Agreement, effective as of October 21, 2013, and Amendment No. 2 to License Agreement, effective as of March 31, 2015.

The Amended and Restated License Agreement retains with us a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of December 31, 2021, under the original License Agreement and the Amended and Restated License Agreement, we had remaining obligations to pay Bodor (i) a royalty on sales of product outside Kaken’s territory, including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties we receive from Kaken for sales of product within its territory; (iii) a percentage of non-royalty sublicensing income we receive from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of our common stock upon the achievement of certain regulatory milestones.
Under the terms of the Amended and Restated License Agreement, we made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to our plan to initiate our U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, we recorded $1.5 million as research and development expenses in the consolidated statements of operations during the year ended December 31, 2020. No similar or associated research and development expense was incurred in the year ended December 31, 2021, but we paid Bodor the applicable amount with respect to the royalties we received from Kaken for sales of ECCLOCK in Japan during those periods.
Financial Overview
Our operations to date have been limited to business planning, raising capital, developing our pipeline assets, identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities.
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license and collaboration agreements. Other than through our sublicense of rights to sofpironium bromide to Kaken in Japan, we do not have any products approved for sale and have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $39.5 million and $20.9 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $145.4 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and execute a Phase 1 clinical trial, along with other nonclincial development activities, for BBI-02;
•conduct preclinical development activities for BBI-10 and experimental characterization of the STING inhibitor library;
•engage in research to identify both brain penetrant and non-brain penetrant kinase inhibitors from the next-generation kinase inhibitor platform;
•advance research and development-related activities to develop and expand our product pipeline;
•prepare and submit an NDA for sofpironium bromide gel, 15% to the FDA;
•conduct certain pre-commercialization activities related to sofpironium bromide gel, 15%;
•maintain, expand, and protect our intellectual property portfolio for all our assets;

•hire additional staff, including clinical, regulatory, quality, alliance management, scientific, and management personnel; and
•add operational and finance personnel to support product and business development efforts.
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

Below is a summary of our research and development expenses related to sofpironium bromide and our DYRK1A inhibitor program, including our next-generation kinase inhibitor platform, by categories of costs for the periods presented.

	Year Ended December 31,
	2021	2020

	(in thousands)
Direct program expenses related to
Sofpironium bromide (1)	$18,647	$7,944
Other pipeline programs (2)	5,355	—

Personnel and other expenses (3)
Salaries, benefits, and stock-based compensation	2,423	2,895
Regulatory and compliance	1,322	222
Other expenses	484	155

Total research and development expenses (4)	$28,231	$11,216
____________
(1)Sofpironium bromide. We expect our research and development expenses related to sofpironium bromide to decrease in future periods given the end of our Phase 3 clinical trials for sofpironium bromide.
(2)Other pipeline programs. In August 2021 we acquired the DYRK1A inhibitor program targeting autoimmune and inflammatory diseases. To date, the expenses associated with our DYRK1A inhibitor program primarily relate to upfront in-licensing fees. We plan to progress BBI-02 into a Phase 1 clinical trial in Canada in the second quarter of 2022. We are also engaging in research to identify new chemical entities from our next-generation kinase inhibitor platform. As a result, in the following years, we expect to incur research and development expense for these programs at levels consistent with expenditures for development of early-stage assets.
(3)Personnel and other expenses. Personnel and other expenses include operational expenses not specifically attributable to a specific program. Other expenses include travel, lab and office supplies, clinical trial management software, license fees, and other miscellaneous expenses.
(4)STING inhibitor platform. In February 2022, we acquired a portfolio of novel, potent, and orally available STING inhibitors that has broad potential in autoinflammatory diseases. Nonclinical development activities for our lead early-stage STING inhibitor candidate, BBI-10, are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022. As a result, in the following years, we expect to incur research and development expense for this program at levels consistent with expenditures for development of early-stage assets.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, and share-based compensation, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and sublicensing fees.

Other Income, Net
Other income, net consists primarily of a gain on extinguishment of debt recognized in June 2021 as a result of the forgiveness of an outstanding loan that we received under the Paycheck Protection Program (the “PPP Loan”). Other income, net also consists of interest income, interest expense, and various income or expense items of a non-recurring nature. We earn interest income from interest-bearing accounts and money market funds. Interest expense is comprised of interest incurred related to the PPP Loan. Our interest income varies each reporting period depending on our average cash balances during the period and market interest rates. We expect interest income to fluctuate in the future with changes in average cash balances and market interest rates.
Critical Accounting Estimates
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition and accrued research and development expenses. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
For information on our significant accounting policies, please refer to Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Revenue Recognition
We currently recognize revenue primarily from licensing and royalty fees received under the Kaken Agreement. The terms of the agreement include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.
We recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy the performance obligations. At contract inception, we assess the goods or services promised within each contract and assess whether each promised good or service is distinct and determine those that are performance obligations. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. To date, we have not received approval for any drug candidates from the FDA.
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

Licenses of Intellectual Property
If a license for our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission) is included in the transaction price. Milestone payments that are not within our control or the control of our collaboration partner, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration, and other revenues and earnings in the period of adjustment and future periods through the end of the performance obligation period. To date, Kaken has paid us $10.0 million in milestone payments under the Kaken Agreement.
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan of $27 thousand during the fourth quarter of 2020. Prior to the fourth quarter of 2020, we had not recognized any royalty revenue from any collaboration arrangement. During the year ended December 31, 2021, we recognized royalty revenue of $0.4 million.
For a complete discussion of accounting for collaboration licensing agreements, see Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report. Our revenue to date has been generated primarily from licensing and development fees received under the Kaken Agreement.
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, nonclinical studies, clinical studies, clinical manufacturing costs, in-licensing fees for development-stage assets, salaries and employee benefits, and allocations of various overhead and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers. Assets acquired (or in-licensed) that are utilized in research and development that have no alternative future use are expensed as incurred. Milestone payments related to our acquired (or in-licensed) assets are recorded as research and development expense when probable and can be reasonably estimated.

Expense accruals related to clinical trials are based on our estimates of services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, we estimate the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results.
To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period. However, due to the nature of estimates, we cannot assure that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Annual Report, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
	(in thousands)
Revenue	$404	$1,822
Research and development expenses	(28,231)	(11,216)
General and administrative expenses	(12,417)	(11,582)
Total other income, net	770	63
Net loss	$(39,474)	$(20,913)

Revenue
Revenue decreased by $1.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. Revenue in 2021 consisted of royalty revenue recognized related to sales of ECCLOCK in Japan by Kaken, while revenue in 2020 was driven primarily by collaboration revenue recognized for research and development activities under the Kaken Agreement pursuant to which Kaken provided research and development funding to us.
The increase in royalty revenue recognized related to the regulatory approval in September 2020 for the manufacturing and marketing of ECCLOCK for the treatment of primary axillary hyperhidrosis. Prior to the fourth quarter of 2020, we had not recognized any royalty revenue from any collaboration arrangement. As a result of the regulatory approval, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan of $27 thousand during the fourth quarter of 2020. During the year ended December 31, 2021, we recognized royalty revenue of $0.4 million.
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
Research and Development Expenses
Research and development expenses increased by $17.0 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, which was primarily due to an increase of $10.7 million in clinical costs related to our U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15%, an increase of $5.4 million in upfront costs and development expenses related to our DYRK1A inhibitor programs and next-generation kinase inhibitor platform, and an increase of $0.9 million in personnel and other expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.8 million for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to compensation and administrative expenses.
Total Other Income, Net
Total other income, net increased by $0.7 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of the PPP Loan in June 2021 and other miscellaneous income of $0.3 million.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the years ended December 31, 2021 and 2020, we had a net loss of $39.5 million and $20.9 million, respectively. As of December 31, 2021, we had an accumulated deficit of $145.4 million. As of December 31, 2021, we had cash and cash equivalents of $26.9 million compared to $30.1 million as of December 31, 2020. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, and payments received under license and collaboration agreements.
We believe that our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations for at least the next 12 months, including through the receipt of the Phase 1 topline results for BBI-02, which is anticipated year-end 2022. Thereafter, we expect we will need additional funding to continue with our planned development and other activities. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities.

Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(36,148)	$(20,034)
Investing activities	(36)	4,477
Financing activities	32,953	38,440
Total	$(3,231)	$22,883

Operating Activities
Net cash used in operating activities of $36.1 million during the year ended December 31, 2021 increased compared to $20.0 million during the year ended December 31, 2020, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in research and development activities, and general working capital requirements. The $16.1 million increase was impacted by an increase in net loss of $18.6 million, partially offset by the net effect of changes in working capital of $1.1 million and an increase in non-cash operating expenses of $1.4 million, which primarily consisted of $2.0 million in expense for the issuance of our common stock under the Voronoi License Agreement, net of a $0.4 million gain on extinguishment of the PPP Loan.
Investing Activities
Net cash provided by investing activities during the year ended December 31, 2021 decreased by $4.5 million compared to the year ended December 31, 2020. The decrease in net cash provided by investing activities was primarily the result of a $4.5 million reduction in maturities of marketable securities.
Financing Activities
Net cash provided by financing activities of $33.0 million during the year ended December 31, 2021 decreased compared to $38.4 million during the year ended December 31, 2020. The decrease was primarily related to a reduction of $16.7 million in net proceeds from offerings of common stock and warrants and $0.4 million in proceeds received from the PPP Loan in the year ended December 31, 2020 that did not recur in the year ended December 31, 2021, which was partially offset by higher net proceeds received of $8.9 million from the exercise of warrants and $2.8 million in sales of our common stock under the ATM Agreements and the Purchase Agreement.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Brickell Biotech, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Brickell Biotech, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Research and development costs

Description of the Matter
The Company incurred $28.2 million for research and development expenses for the year ended December 31, 2021, and accrued $0.8 million and prepaid $1.4 million of research and development expenses at December 31, 2021. The completeness and valuation of certain clinical study fees incurred in the Company's accrued research and development costs are subject to risk of estimation uncertainty related to services received and efforts expended. As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.
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
Denver, Colorado
March 15, 2022

BRICKELL BIOTECH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020

Assets
Current assets:
Cash and cash equivalents	$26,884	$30,115
Prepaid expenses and other current assets	2,716	3,415
Total current assets	29,600	33,530
Property and equipment, net	58	30
Operating lease right-of-use asset	59	74
Total assets	$29,717	$33,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,605	$568
Accrued liabilities	3,136	5,420
Lease liability, current portion	69	74
Note payable, current portion	—	291
Total current liabilities	4,810	6,353
Note payable, net of current portion	—	146
Total liabilities	4,810	6,499
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 and 100,000,000 shares authorized as of December 31, 2021 and 2020, respectively; 119,377,286 and 53,551,461 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,194	536
Additional paid-in capital	169,080	132,492
Accumulated deficit	(145,367)	(105,893)
Total stockholders’ equity	24,907	27,135
Total liabilities and stockholders’ equity	$29,717	$33,634

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue
Collaboration revenue	$—	$1,795
Royalty revenue	404	27
Total revenue	404	1,822
Operating expenses:
Research and development	28,231	11,216
General and administrative	12,417	11,582
Total operating expenses	40,648	22,798
Loss from operations	(40,244)	(20,976)
Investment and other income, net	839	63
Interest expense	(69)	—
Net loss	$(39,474)	$(20,913)
Net loss per share, basic and diluted	$(0.49)	$(0.85)
Weighted-average shares used to compute net loss per share, basic and diluted	80,315,595	24,514,157

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(39,474)	$(20,913)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities arising during holding period, net of tax benefit of $0	—	28
Total comprehensive loss	$(39,474)	$(20,885)

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In-Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2019	8,480,968	$85	$92,497	$(28)	$(84,980)	$7,574
Common stock and warrants issued, net of issuance costs of $2,840	39,103,810	391	37,586	—	—	37,977
Issuance of common stock upon exercise of warrants	5,367,392	54	(28)	—	—	26
Issuance of common stock under license agreement	480,769	5	495	—	—	500
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	118,522	1	(51)	—	—	(50)
Stock-based compensation	—	—	1,993	—	—	1,993
Unrealized gain on available-for-sale marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(20,913)	(20,913)
Balance, December 31, 2020	53,551,461	536	132,492	—	(105,893)	27,135
Common stock issued, net of issuance costs of $2,246	50,086,147	501	23,505	—	—	24,006
Issuance of common stock upon exercise of warrants	12,444,887	124	8,845	—	—	8,969
Issuance of common stock under license agreement	2,816,901	28	1,943	—	—	1,971
Issuance of common stock to settle accrued liabilities	200,000	2	61	—	—	63
Issuance of common stock for cash under employee stock purchase plan	149,285	1	28	—	—	29
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	128,605	2	(57)	—	—	(55)
Stock-based compensation	—	—	2,263	—	—	2,263
Net loss	—	—	—	—	(39,474)	(39,474)
Balance, December 31, 2021	119,377,286	$1,194	$169,080	$—	$(145,367)	$24,907

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,474)	$(20,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,263	1,993
Issuance of common stock under license agreement	1,971	500
Gain on loan extinguishment	(437)	—
Issuance of common stock to settle accrued liabilities	63	—
Depreciation	22	10
Reduction of discount on marketable securities	—	25
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	709	2,833
Accounts payable	1,023	(1,677)
Accrued liabilities	(2,288)	(1,010)
Deferred revenue	—	(1,795)
Net cash used in operating activities	(36,148)	(20,034)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(36)	(23)
Maturities of marketable securities	—	4,500
Net cash provided by (used in) investing activities	(36)	4,477
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock and warrants, net of offering costs	24,006	37,977
Proceeds from the exercise of warrants	8,969	26
Payments of taxes related to net share settlement of equity awards	(51)	—
Proceeds from the issuance of commons stock under employee stock purchase program	29	—
Proceeds from the issuance of note payable	—	437
Net cash provided by financing activities	32,953	38,440

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,231)	22,883
CASH AND CASH EQUIVALENTS—BEGINNING	30,115	7,232
CASH AND CASH EQUIVALENTS—ENDING	$26,884	$30,115

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Forgiveness of Paycheck Protection Program loan	$437	$—

See accompanying notes to these consolidated financial statements.

BRICKELL BIOTECH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Brickell Biotech, Inc. (the “Company” or “Brickell”) is a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. The Company’s pipeline combines several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders with a potential best-in-class, late-stage program for the treatment of primary axillary hyperhidrosis. Brickell’s executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®. The Company’s strategy includes leveraging this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that it believes can meaningfully benefit patients who are suffering from chronic, debilitating diseases in the foregoing target disease areas and that are underserved by available therapies.
The Company’s operations to date have been limited to business planning, raising capital, developing its pipeline assets (in particular sofpironium bromide), identifying and in-licensing product candidates, conducting clinical trials, and other research and development.
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the year ended December 31, 2021, the Company had a net loss of $39.5 million and net cash used in operating activities of $36.1 million. As of December 31, 2021, the Company had cash and cash equivalents of $26.9 million and an accumulated deficit of $145.4 million.
The Company believes that its cash and cash equivalents as of December 31, 2021 will be sufficient to fund its operations for at least the next 12 months from the issuance of these consolidated financial statements. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and other activities.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc., and are presented in United States (“U.S.”) dollars and prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which include all adjustments necessary for the fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.

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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains cash and cash equivalents balances in several accounts with one financial institution which, from time to time, are in excess of federally insured limits.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Depreciation expense amounted to $22 thousand and $10 thousand for the years ended December 31, 2021 and 2020, respectively.

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

	Level 1 (1)
	December 31,
	2021	2020
Assets:
Money market funds	$25,875	$29,182
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
Leases
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
Revenue Recognition
The Company currently recognizes revenue primarily from licensing and royalty fees received under the Kaken Agreement described in Note 3. “Strategic Agreements,” of which the terms of the agreement include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.
The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligations. At contract inception, the Company assesses the goods or services promised within each contract and assesses whether each promised good or service is distinct and determines those that are performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
The Company utilizes judgment to assess the nature of the performance obligation to determine whether the performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Collaboration Revenue
The Company evaluates collaboration arrangements to determine whether units of account within the collaboration arrangement exhibit the characteristics of a vendor and customer relationship.
Licenses of Intellectual Property
If a license for the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license.
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
Royalties
For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, nonclinical studies, clinical studies, clinical manufacturing costs, in-licensing fees for development-stage assets, salaries and employee benefits, and allocations of various overhead and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers. Assets acquired (or in-licensed) that are utilized in research and development that have no alternative future use are expensed as incurred. Milestone payments related to the Company’s acquired (or in-licensed) assets are recorded as research and development expense when probable and can be reasonably estimated.
Clinical Trial Accruals
Expense accruals related to clinical trials are based on the Company’s estimates of services received and efforts expended pursuant to contracts with multiple research institutions and third-party clinical research organizations that conduct and manage clinical trials on the Company’s behalf. The financial terms of these agreements vary from contract to contract and may result in uneven payment flows. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing costs, the Company estimates the period over which services will be performed and the level of effort to be expended in each period based upon patient enrollment, clinical site activations, or information provided to the Company by its vendors on their actual costs incurred. Any estimates of the level of services performed or the costs of these services could differ from actual results. As of December 31, 2021, related to clinical trials, the Company recorded $0.8 million of accrued expenses and $1.4 million of prepaid expenses, which are reported in the consolidated balance sheet as components of accrued liabilities and prepaid expenses and other current assets, respectively.
Net Loss per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted average number of common shares outstanding and the impact of all potentially dilutive common shares. Diluted net loss per share is the same as basic net loss per share, as the effects of potentially dilutive securities are anti-dilutive for all periods presented.

The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2021	2020
Outstanding warrants	27,944,544	40,389,431
Outstanding options	7,059,842	4,688,625
Unvested restricted stock units	—	143,000
Total	35,004,386	45,221,056

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
The Company’s significant deferred tax assets are for net operating loss (“NOL”) carryforwards, tax credits, fixed assets, and intangible assets. The Company has provided a valuation allowance for its entire net deferred tax assets since inception as, due to its history of operating losses, the Company has concluded that it is more likely than not that its deferred tax assets will not be realized.
The Company classifies interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations and comprehensive loss as general and administrative expenses. No such expenses were recognized during the years ended December 31, 2021 and 2020.
Segment Data
The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Management uses one measurement of profitability and does not segregate its business for internal reporting. All tangible assets are held in the U.S.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards has had or will have a material impact on the Company's consolidated financial statements or disclosures.

NOTE 3. STRATEGIC AGREEMENTS
Exclusive License and Development Agreement with Carna
On February 2, 2022, the Company entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which the Company acquired exclusive,

worldwide rights to research, develop, and commercialize Carna’s portfolio of novel Stimulator of Interferon Genes (“STING”) inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, the Company made a one-time cash payment of $2.0 million.
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds.
License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, Phase 1-ready, potential first-in-class DYRK1A inhibitor, and other next-generation therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the license rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of its common stock to Voronoi. As a result, the Company recorded $4.8 million in research and development expenses during the year ended December 31, 2021.
With respect to BBI-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the in-licensed DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds.
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
The Amended and Restated License Agreement retains with the Company a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of December 31, 2021, under the original License Agreement and the Amended and Restated License Agreement, the Company had remaining obligations to pay Bodor (i) a royalty on sales of product outside of Japan and certain other Asian countries (the “Territory”), including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties the

Company receives from Kaken Pharmaceutical Co., Ltd. (“Kaken”) for sales of product within the Territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; and (iv) up to an aggregate of $0.8 million (plus an additional $0.1 million for approvals of additional products) in cash payments and $1.0 million of shares of the Company’s common stock upon the achievement of certain regulatory milestones.
Under the terms of the Amended and Restated License Agreement, the Company made a $0.5 million milestone payment to Bodor following the closing of a public offering in June 2020 and accrued an additional $1.0 million related to its plan to initiate its U.S. Phase 3 pivotal program in the fourth quarter of 2020. As a result, the Company recorded $1.5 million as research and development expense in the consolidated statements of operations during the year ended December 31, 2020. No similar or associated research and development expense was incurred in the year ended December 31, 2021, but the Company paid Bodor the applicable amount with respect to the royalties it received from Kaken for sales of ECCLOCK in Japan during those periods.
License, Development, and Commercialization Agreement with Kaken
In March 2015, the Company entered into a license, development, and commercialization agreement (as amended, the “Kaken Agreement”) with Kaken. Under the Kaken Agreement, the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the Company’s sofpironium bromide compound in the Territory. In exchange, Kaken paid the Company an upfront, non-refundable payment of $11.0 million. In addition, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, and $30.0 million upon the achievement of commercial milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. The Kaken Agreement further provides that Kaken will be responsible for funding all development and commercial costs for the program in the Territory. Kaken was also required to enter into negotiations with the Company, to supply the Company, at cost, with clinical supplies to perform Phase 3 clinical trials in the U.S.
In May 2018, the Company entered into an amendment to the Kaken Agreement, pursuant to which the Company received an upfront non-refundable fee of $15.6 million (the “Kaken R&D Payment”), which was initially recorded as deferred revenue, to provide the Company with research and development funds for the sole purpose of conducting certain clinical trials and other such research and development activities required to support the submission of a new drug application for sofpironium bromide. Upon receipt of the Kaken R&D Payment on May 31, 2018, a milestone payment originally due upon the first commercial sale in Japan was removed from the Kaken Agreement and all future royalties to the Company under the Kaken Agreement were reduced by 150 basis points. During the year ended December 31, 2020, the Company recognized revenue of $1.8 million related to the Kaken R&D Payment. The Kaken R&D Payment was recognized in full by the end of the third quarter of 2020.
In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (ECCLOCK®) for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan of $27 thousand during the fourth quarter of 2020. Prior to the fourth quarter of 2020, the Company had not recognized any royalty revenue from any collaboration arrangement. During the year ended December 31, 2021, the Company recognized royalty revenue of $0.4 million.

NOTE 4. ACCRUED LIABILITIES
Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$1,861	$1,369
Accrued contracted research and development services	823	3,733
Accrued professional fees	452	318
Total	$3,136	$5,420

NOTE 5. NOTE PAYABLE
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds in the principal amount of $0.4 million and bearing interest at a fixed rate of 1.00% per annum to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which was forgiven in full in June 2021. As a result, during the year ended December 31, 2021, the Company recognized a gain on extinguishment of debt of approximately $0.4 million in the consolidated statements of operations within the line “Investment and other income, net.”

NOTE 6. COMMITMENTS AND CONTINGENCIES
Operating Lease
In August 2016, the Company entered into a multi-year, noncancelable lease for its Colorado-based office space, which was amended in June 2021 to, among other things, extend the lease term to December 31, 2022 (as amended, the “Boulder Lease”). Under the terms of the Boulder Lease, the Company may, at its option, renew the Boulder Lease for two additional terms of three years each, with monthly rent payments determined at the time of renewal at the lower of $6,076 per month or current market rental rates. The Company recognized a right-of-use asset and corresponding lease liability. Minimum base lease payments under the Boulder Lease are recognized on a straight-line basis over the full term of the lease. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for its pro rata share of the operating expenses for the building, which includes common area maintenance, utilities, property taxes, and insurance.
Upon modification of the Boulder Lease, the Company reassessed classification of the lease and determined that the lease still met the criteria to be classified as an operating lease. Furthermore, the Company remeasured the lease liability as of the effective date by calculating the present value of the new lease payments, discounted at the Company’s updated incremental borrowing rate of 11.0%, over the extended term of 18 months. The operating expenses are variable and thus not included in the present value determination of the lease liability. Because the Company was not reasonably certain to exercise the renewal option, the option was not considered in determining the lease term, and associated potential additional payments were excluded from lease payments.

The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for the Company’s operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$62	$53
Variable lease cost	$37	$25
Cash outflows from operating leases	$88	$84
Weighted-average remaining lease term	1.0 year	0.8 years
Weighted-average discount rate	11%	12%
The following is a summary of the contractual obligations related to operating lease commitments as of December 31, 2021, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods (in thousands):

Total maturities, through December 31, 2022	$73
Less imputed interest	(4)
Present value of lease liability	$69

NOTE 7. CAPITAL STOCK
Common Stock
On April 19, 2021, following approval by the Company’s stockholders, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware that increased the number of the Company’s authorized shares of common stock, par value $0.01 per share, from 100,000,000 to 300,000,000. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance at December 31, 2021 as follows:

December 31, 2021
Common stock warrants	27,944,544
Common stock options outstanding	7,059,842
Shares available for grant under the Omnibus Plan	3,644,883
Shares available for grant under the Employee Stock Purchase Plan	2,450,715
Total	41,099,984

The Company may be limited in its ability to sell a certain number of shares of its common stock under the Purchase Agreement or ATM Agreements described below, depending on the availability at any given time of authorized and available shares of common stock.
Public Offerings of Common Stock and Warrants
In October 2021, the Company completed a sale of 30,263,400 shares of its common stock at a public offering price of $0.38 per share in an underwritten public offering (the “October 2021 Offering”). The October 2021

Offering resulted in net proceeds of approximately $10.3 million, after deducting the underwriting discount and offering expenses payable by the Company. The Company is using the net proceeds from the October 2021 Offering for research and development, including clinical trials, working capital, business development, and general corporate purposes.
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
In October 2020, the Company completed a sale of 19,003,510 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.3 million and excluding the proceeds from the exercise of the warrants. During the year ended December 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million. The Company is using the net proceeds from the October 2020 Offering for research and development, including clinical trials, working capital, and general corporate purposes.
In June 2020, the Company completed a sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the year ended December 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand. The Company is using the net proceeds from the June 2020 Offering for research and development, including clinical trials, working capital, and general corporate purposes.

At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the year ended December 31, 2021, the Company sold 4,449,828 shares of its common stock under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of December 31, 2021, approximately $46.0 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the year ended December 31, 2021, the Company sold 1,089,048 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of December 31, 2021, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the year ended December 31, 2021, the Company sold to Lincoln Park 1,300,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $1.0 million. As of December 31, 2021, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of December 31, 2021, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of December 31, 2021, 1,247,497 and 117,180 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.

As of December 31, 2021, 9,125,000 shares were authorized and 5,695,165 shares were subject to outstanding awards under the Omnibus Plan. On August 31, 2020 and April 19, 2021, the Company’s stockholders approved increases in the number of shares of common stock authorized for issuance under the Omnibus Plan by 4,500,000 and 4,000,000 shares, respectively. As of December 31, 2021, 3,644,883 shares remained available for grant under the Omnibus Plan.
Fair Value Assumptions
The Company accounts for share-based compensation expense for stock options granted to employees, members of its board of directors, and non-employees by estimating the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term.
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
Stock Options
Stock options granted by the Company have an exercise price per share equal to the closing sales price of the common stock on the day prior to the date of grant and expire ten years from the date of grant. The vesting term of granted stock options is stated in each individual grant agreement, which is generally four years. During the years ended December 31, 2021 and December 31, 2020, the Company granted stock options with a weighted-average grant date fair value of $0.65 per share and $0.52 per share, respectively. The assumptions used to calculate the fair value of stock options granted are as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020
Expected term	6.0 years	6.0 years
Expected volatility	99.3%	73.0%
Risk-free interest rate	1.0%	0.4%
Expected dividend yield	—%	—%

A summary of stock option activity under the Company’s incentive plans is as follows:

	Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (In Years)
Outstanding as of December 31, 2020	4,688,625	$4.66	$—	9.04
Granted	2,645,000	$0.89
Exercised	—	$—
Forfeited	(219,731)	$1.57
Expired	(54,052)	$23.01
Outstanding as of December 31, 2021	7,059,842	$3.20	$—	8.53
Options vested and exercisable as of December 31, 2021	2,013,110	$8.13	$—	7.26
Options outstanding as of December 31, 2021 and expected to vest	4,291,193	$1.27	$—	9.02

As of December 31, 2021, the Company had $3.6 million of total unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years.
Restricted Stock Units
Restricted stock unit (“RSU”) activity during the year ended December 31, 2021 is shown below.

	Shares	Weighted Average Grant Date Fair Value
Unvested as of December 31, 2020	143,000	$1.38
Granted	47,435	$0.78
Vested	(189,435)	$1.23
Forfeited	(1,000)	$1.38
Unvested as of December 31, 2021	—	$—

The total grant date fair value and the total vest date fair value of RSUs vested during the year ended December 31, 2021 were both approximately $0.2 million. As of December 31, 2021, the Company had no unrecognized share-based compensation expense related to service-condition RSU awards.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the Brickell Biotech, Inc. Employee Stock Purchase Plan (the “ESPP”), which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of December 31, 2021, the Company had 2,450,715 shares available for issuance and 149,285 cumulative shares had been issued under the ESPP.

Stock-Based Compensation Expense
Total stock-based compensation expense reported in the consolidated statements of operations was allocated as follows (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$478	$392
General and administrative	1,785	1,601
Total stock-based compensation expense	$2,263	$1,993

NOTE 9. INCOME TAXES
During the years ended December 31, 2021 and 2020, the Company recorded no income tax benefits for the NOL incurred in each year, due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	4.93	3.80
Research and development tax credits	2.22	0.11
Permanent differences and other	1.29	0.18
Stock-based compensation	(0.36)	(1.35)
Change in tax rate	—	(0.32)
Change in deferred tax asset valuation allowance	(29.08)	(23.42)
Effective income tax rate	—%	—%

Approximate deferred tax assets (liabilities) resulting from timing differences between financial and tax bases were associated with the following items (in thousands):

	Year Ended December 31,
	2021	2020
NOL carryforwards	$100,831	$90,035
Research and development and other tax credits	16,881	15,566
Depreciable assets	6,481	8,356
Accrued expenses	95	818
Intangible assets	1,470	361
Stock-based compensation	1,238	373
Other	15	22
Net deferred tax asset	127,011	115,531
Less: valuation allowance	(127,011)	(115,531)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had deferred tax assets of $127.0 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The most recent Section 382 analysis was completed through December 31, 2011 as a result of a previous ownership change on December 29, 2006, as determined per the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. A Section 382 analysis has not been conducted for the period between January 1, 2012 through December 31, 2021. As such, the Company cannot provide any assurance that a change in ownership within the meaning of the IRC has not occurred between those dates. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
As of December 31, 2021 and 2020, the Company had available federal NOL carryforwards of approximately $455.9 million and $420.8 million, respectively. The NOLs generated after 2017, totaling $134.4 million, will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. NOLs generated before 2018, totaling $321.5 million, will expire from 2022 through 2037. In addition, the Company had federal research and development credits and orphan drug credit carryforwards of $26.6 million and $27.7 million as of December 31, 2021 and 2020, respectively, to reduce future federal income taxes, if any. The Company also has available state NOL carryforwards of approximately $429.0 million and $382.7 million as of December 31, 2021 and 2020, respectively.
All federal and state NOL and credit carryforwards listed above are reflected before the reduction for amounts effectively eliminated under Sections 382 and 383. Based upon statute, federal and state NOLs and credits are expected to expire as follows (in thousands):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D Credit	Federal Orphan Drug Credit	State R&D Credit
2022	22,420	—	483	1,610	—
2023	22,398	—	322	929	—
2024	25,032	—	213	663	—
2025	27,190	—	456	507	—
2026 and thereafter	224,441	389,944	8,066	13,306	—
Indefinite	134,424	39,084	—	—	9,572
Totals	$455,905	$429,028	$9,540	$17,015	$9,572

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased by approximately $11.5 million for the year ended December 31, 2021. For the year ended December 31, 2020, the valuation allowance increased by $4.9 million.

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

The Company had previously acquired gross unrecognized tax benefits with a balance of $21.7 million as of each of December 31, 2021 and 2020, none of which would affect the effective tax rate, due to the Company’s full valuation allowance on its deferred tax assets. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months. The Company’s policy is to recognize the interest expense and/or penalties related to income tax matters as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2021 and 2020, and has not recognized interest and/or penalties in its consolidated statements of operations for the years ended December 31, 2021 and 2020.
As of December 31, 2021, the Company’s U.S. federal and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2018. However, due to NOLs and credit carryforwards being generated and carried forward from prior tax years, substantially all tax years may also be subject to examination.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of December 31, 2021.
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
Management assessed our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Our board of directors has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (https://www.ir.brickellbio.com) under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page 75 of this Annual Report.
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.
(a)(3) Exhibits
See Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through April 19, 2021	8-K	4/19/2021	3.2
3.2	Amended and Restated Bylaws, as currently in effect	10-Q	5/14/2020	3.2
4.1	Specimen Common Stock Certificate	S-8	9/10/2019	4.1
4.2	Form of Senior Indenture	S-3	3/9/2021	4.3
4.3	Form of Subordinated Indenture	S-3	3/9/2021	4.4
4.4	Form of Warrant to Purchase Common Stock issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.2
4.5	Form of Pre-Funded Warrant issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.3
4.6	Form of Warrant Agency Agreement issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.4
4.7	Form of Warrant Agency Agreement between Brickell Biotech, Inc. and American Stock Transfer & Trust Company, LLC in connection with the Company’s June 2020 offering	S-1/A	6/17/2020	4.4
4.8	Form of Warrant to Purchase Common Stock issued in connection with the Company’s June 2020 offering	S-1/A	6/17/2020	4.2
4.9	Form of Pre-Funded Warrant to Purchase Common Stock issued in connection with the Company’s June 2020 offering	S-1/A	6/8/2020	4.3
4.10	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act				×
10.1†	License, Development and Commercialization Agreement, dated March 31, 2015, including certain amendments, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	9/3/2019	10.2

10.2†	Amendment to License, Development and Commercialization Agreement, dated February 24, 2016, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	6/8/2020	10.2
10.3†	Amendment No. 2 to License, Development and Commercialization Agreement, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., including Right of First Negotiation Agreement, as amended, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	9/3/2019	10.3
10.4†	Clinical Supply Agreement, dated as of July 30, 2019, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., and First Amendment to Clinical Supply Agreement, dated as of October 18, 2019	S-1/A	6/8/2020	10.4
10.5†	Letter Agreement for Supply of API, dated as of April 26, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	6/8/2020	10.5
10.6†	Letter Agreement, dated as of September 3, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1	10/13/2020	10.6
10.7†	Letter Agreement for Supply of API, dated as of December 8, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	10-K	3/9/2021	10.7
10.8†	Brickell-Kaken Amendment to Clinical Supply Agreement and License, Development and Commercialization Agreement, dated as of May 14, 2021, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	10-Q	8/12/2021	10.4
10.9†	Amended and Restated License Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	2/18/2020	10.1
10.10†	Settlement Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	2/18/2020	10.2
10.11†	License and Development Agreement, dated as of August 27, 2021, by and between Voronoi Inc. and Brickell Biotech, Inc.	8-K	9/1/2021	10.1
10.12†	Exclusive License Agreement, dated as of February 2, 2022, by and between Carna Biosciences, Inc. and Brickell Biotech, Inc.	8-K	2/2/2022	10.1
10.13	Boulder Lease Agreement, as amended, dated August 4, 2016, by and between Brickell Biotech, Inc. and BMC Properties, LLC	8-K	9/3/2019	10.10
10.14	Fourth Amendment to Lease Agreement, dated as of June 17, 2021, by and between Brickell Biotech, Inc. and GPIF 5777 Flatiron LLC (f/k/a BMC Properties, LLC)	10-Q	8/12/2021	10.1
10.15+	Form of Indemnification Agreement by and between the Company and its directors and executive officers	10-Q	8/12/2020	10.2
10.16+	Employment Agreement, dated November 16, 2018, by and between Brickell Biotech, Inc. and Robert Brown	8-K	9/3/2019	10.11
10.17+	Second Amended and Restated Employment Agreement, dated November 27, 2018, by and between Brickell Biotech, Inc. and Andy Sklawer	8-K	9/3/2019	10.12

10.18+	Employment Agreement, dated August 26, 2021, by and between Brickell Biotech, Inc. and Monica Luchi	10-Q	11/9/2021	10.2
10.19+	Consulting Agreement by and between Brickell Biotech, Inc. and Danforth Advisors LLC, effective as of December 1, 2020	8-K	11/24/2020	10.2
10.20+	Brickell Biotech, Inc. Letter Agreement, dated July 10, 2018, by and between Brickell Biotech Inc. and Jose Breton	8-K	9/3/2019	10.14
10.21+	First Amended and Restated Employment Agreement, dated September 1, 2020, by and between Brickell Biotech, Inc. and Deepak Chadha	S-1	10/13/2020	10.17
10.22+	Employment Agreement, dated July 1, 2019, and Amendment to Employment Agreement, dated August 27, 2019, by and between Brickell Biotech, Inc. and David R. McAvoy	8-K	9/3/2019	10.15
10.23+	Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended through April 19, 2021	8-K	4/19/2021	10.1
10.24+	Amended and Restated Stock Incentive Plan of Vical Incorporated	8-K	6/1/2017	99.1
10.25+	Amended and Restated 2009 Equity Incentive Plan of Brickell Biotech, Inc.	S-8	9/10/2019	99.2
10.26	Brickell Biotech, Inc. Employee Stock Purchase Plan	8-K	4/19/2021	10.2
10.27+	Form of Restricted Stock Unit Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	8/12/2020	10.3
10.28+	Form of Incentive Stock Option Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan	10-K	3/9/2021	10.25
10.29+	Form of Non-Qualified Stock Option Award Agreement under the Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	8/12/2020	10.4
10.30	Securities Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.3
10.31	Series A Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	2/28/2020	4.3
10.32	Series B Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	2/28/2020	4.4
10.33	Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.6
10.34	Registration Rights Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.7
10.35	At Market Issuance Sales Agreement, dated April 14, 2020, by and between Brickell Biotech, Inc. and Oppenheimer & Co. Inc.	8-K	4/14/2020	1.1
10.36	At Market Issuance Sales Agreement, dated March 9, 2021, by and among the Company, Oppenheimer & Co. Inc. and William Blair & Company, L.L.C.	S-3	3/9/2021	1.2
21.1	List of Subsidiaries				×
23.1	Consent of Ernst & Young LLP				×

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	×
101.INS	Inline XBRL Instance Document	×
101.SCH	Inline XBRL Taxonomy Extension Schema Document	×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	×
__________________

+	Indicates a management contract or compensatory plan.
×	Filed herewith.
†	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Brickell Biotech, Inc.

Date: March 15, 2022	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. Brown	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2022
Robert B. Brown

/s/ Albert N. Marchio, II	Chief Financial Officer (Principal Financial Officer)	March 15, 2022
Albert N. Marchio, II

/s/ Jose Breton	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2022
Jose Breton

/s/ Reginald L. Hardy	Co-Founder and Chairman of the Board of Directors	March 15, 2022
Reginald L. Hardy

/s/ Dennison T. Veru	Director	March 15, 2022
Dennison T. Veru

/s/ Vijay B. Samant	Director	March 15, 2022
Vijay B. Samant

/s/ Gary A. Lyons	Director	March 15, 2022
Gary A. Lyons