Form 10-Q
period 2022-03-31
Brickell Biotech, Inc.
filed 2022-05-12
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2022, there were 119,377,286 shares of the registrant’s common stock outstanding.

BRICKELL BIOTECH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements relating to future financial, business, and/or research and clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy; future operations; future financial position; future liquidity; future revenue; territorial focus; projected expenses; results of operations; the anticipated timing, scope, design, progress, results, and/or reporting of data of ongoing and future nonclinical and clinical trials; intellectual property rights, including the acquisition, validity, term, and enforceability of such; the expected timing and/or results of regulatory submissions and approvals; and prospects for commercializing any product candidates of Brickell or third parties, or research and/or licensing collaborations with, or actions of, its partners, including in the United States (“U.S.”), Japan, South Korea, or any other country, or business development activities with other potential partners. The words “may,” “could,” “should,” “might,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “potential,” “will,” evaluate,” “advance,” “aim,” “strive,” “help,” “progress,” “select,” “initiate,” “looking forward,” “promise,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report to “Brickell,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Brickell Biotech, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
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
•Our business depends on the successful continued financing, nonclinical and clinical development, regulatory approval, and commercialization of our pipeline assets.
•Clinical drug development for our pipeline assets is expensive, time-consuming, and uncertain. Any data resulting from our trials may not be favorable for further development.
•Our failure to regain compliance with continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including if we are unable to increase the closing bid price of our common stock to at least $1.00 per share for a minimum of 10 consecutive business days by June 13, 2022, or if we are unsuccessful in regaining compliance through other potential avenues that we are currently pursuing, could result in the delisting of our common stock.
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
•We have sponsored or supported and in the future expect to sponsor or support clinical trials for our product candidates outside the U.S., and the Food and Drug Administration (“FDA”) and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
•We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies, including certain sole-source suppliers and manufacturers, both inside and outside the U.S.; we intend to rely on third parties for commercial supply, manufacturing, and distribution, and possibly sales and promotion, if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
•We may not be able to obtain, afford, maintain, enforce, or protect our intellectual property rights covering our product candidates, including our autoimmune and inflammatory portfolio, and related technologies, that are of sufficient type, breadth, and term throughout the world.
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

•Our receipt of future payments from Botanix SB Inc. (“Botanix”) is contingent on the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, which in turn depends on a number of factors outside of our control.
•Kaken Pharmaceutical Co., Ltd. (“Kaken”) substantially controls commercialization of sofpironium bromide gel, 5% (“ECCLOCK®”) in Japan and may make decisions regarding commercialization that may reduce or eliminate the royalties and other payments due to us.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$17,289	$26,884
Prepaid expenses and other current assets	3,404	2,716
Total current assets	20,693	29,600
Property and equipment, net	51	58
Operating lease right-of-use asset	45	59
Total assets	$20,789	$29,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,982	$1,605
Accrued liabilities	1,706	3,136
Lease liability, current portion	53	69
Total current liabilities	4,741	4,810
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 119,377,286 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,194	1,194
Additional paid-in capital	169,631	169,080
Accumulated deficit	(154,777)	(145,367)
Total stockholders’ equity	16,048	24,907
Total liabilities and stockholders’ equity	$20,789	$29,717

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$92	$17
Operating expenses:
Research and development	6,013	6,052
General and administrative	3,486	2,967
Total operating expenses	9,499	9,019
Loss from operations	(9,407)	(9,002)
Other income	1	31
Interest expense	(4)	(34)
Net loss	$(9,410)	$(9,005)
Net loss per share, basic and diluted	$(0.08)	$(0.15)
Weighted-average shares used to compute net loss per share, basic and diluted	119,377,286	61,163,581

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2021	119,377,286	$1,194	$169,080	$(145,367)	$24,907
Stock-based compensation	—	—	551	—	551
Net loss	—	—	—	(9,410)	(9,410)
Balance, March 31, 2022	119,377,286	$1,194	$169,631	$(154,777)	$16,048

Balance, December 31, 2020	53,551,461	$536	$132,492	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	12,444,887	124	8,845	—	8,969
Issuance of common stock, net of issuance costs of $50	1,083,548	11	1,617	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	96,350	1	(53)	—	(52)
Stock-based compensation	—	—	469	—	469
Net loss	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	67,176,246	$672	$143,370	$(114,898)	$29,144

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,410)	$(9,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	551	469
Depreciation	7	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(690)	(530)
Accounts payable	1,377	3,985
Accrued liabilities	(1,375)	(811)
Net cash used in operating activities	(9,540)	(5,891)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(40)
Net cash used in investing activities	—	(40)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	—	1,628
Proceeds from the exercise of warrants	—	8,969
Payments of taxes related to net share settlement of equity awards	(55)	—
Net cash provided by (used in) financing activities	(55)	10,597

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,595)	4,666
CASH AND CASH EQUIVALENTS—BEGINNING	26,884	30,115
CASH AND CASH EQUIVALENTS—ENDING	$17,289	$34,781

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Brickell Biotech, Inc. (the “Company” or “Brickell”) is a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Brickell’s pipeline consists of several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders. This includes: BBI-02, a Phase 1-ready, potential first-in-class oral DYRK1A inhibitor with strong preclinical validation for the treatment of autoimmune and inflammatory diseases, such as atopic dermatitis, rheumatoid arthritis, and type 1 diabetes; BBI-10, a novel, preclinical stage oral Stimulator of Interferon Genes (STING) inhibitor that has demonstrated dose-dependent cytokine reduction in nonclinical studies providing proof of mechanism for the potential treatment of autoinflammatory and rare genetic diseases; and a platform of next-generation DYRK, CDC2-like kinase (CLK), Leucine-Rich Repeat Kinase 2 (LRRK2), and TTK (also known as Monopolar spindle 1 (Mps1)) kinase inhibitors with the potential to produce treatments for autoimmune, inflammatory, and other debilitating conditions. Brickell’s executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®. Brickell’s strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that Brickell believes can meaningfully benefit patients who are suffering from chronic, debilitating diseases that are underserved by available therapies.
The Company’s operations to date have been limited to business planning, raising capital, developing and entering into strategic partnerships for its pipeline assets, identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities.
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the three months ended March 31, 2022, the Company had a net loss of $9.4 million and net cash used in operating activities of $9.5 million. As of March 31, 2022, the Company had cash and cash equivalents of $17.3 million and an accumulated deficit of $154.8 million.
The Company believes that its cash and cash equivalents as of March 31, 2022, combined with $3.0 million in upfront fees it received from Botanix SB Inc. (“Botanix”) on May 3, 2022, and other expected near-term payments from Botanix under the Asset Purchase Agreement (as defined in Note 3. “Strategic Agreements”), will be sufficient to fund its operations for at least the next 12 months from the issuance of these condensed consolidated financial statements. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and other activities. However, the Company may be unable to raise additional funds, which would have a negative impact on the Company’s business, financial condition, and the Company’s ability to develop its pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to the Company’s stockholders.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc. (“Brickell Subsidiary”), and are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein. The Company’s management performed an evaluation of its activities through the date of filing of these financial statements and concluded that there are no subsequent events requiring disclosure, other than as disclosed.
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
The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to develop its product candidates. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.
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

	Level 1 (1)

	March 31, 2022	December 31, 2021
Assets:
Money market funds	$15,345	$25,875
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
The carrying values of cash equivalents, other current assets, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of those items.
Revenue Recognition
The Company currently recognizes revenue primarily from royalty fees received under the Kaken Agreement described in Note 3. “Strategic Agreements,” of which the terms of the agreement include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and royalties on net product sales.
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
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, nonclinical studies, clinical studies, clinical manufacturing costs, in-licensing fees for development-stage assets, salaries and employee benefits, and allocations of various overhead and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers. Assets acquired (or in-licensed) that are utilized in research and development that have no alternative future use are expensed as incurred. Milestone payments related to the Company’s acquired (or in-licensed) assets are recorded as research and development expenses when probable and reasonably estimable.
The Company has entered into and may continue to enter into licensing or subscription arrangements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expense when they are paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
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
Net Loss per Share
Basic and diluted net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income by the weighted-average number of common shares outstanding and the impact of all potentially dilutive common shares. Diluted net loss per share is the same as basic net loss per share, as the effects of potentially dilutive securities are anti-dilutive for all periods presented.
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Outstanding warrants	27,944,544	27,944,544
Outstanding options	6,914,539	4,679,697
Unvested restricted stock units	—	47,435
Total	34,859,083	32,671,676

Leases
The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company does not currently hold any financing leases. The Company has elected the practical expedient not to recognize on the balance sheet leases with terms of one year or less and not to separate lease components and non-lease components for long-term real estate leases. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the incremental borrowing rate in determining the present value of lease payments. The Company’s headquarters operating lease has one single component. The lease component results in a right-of-use asset being recorded on the balance sheet, which is amortized as lease expense on a straight-line basis in the Company’s condensed consolidated statements of operations.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards has had or will have a material impact on the Company's condensed consolidated financial statements or disclosures.

NOTE 3. STRATEGIC AGREEMENTS
Exclusive License and Development Agreement with Carna
On February 2, 2022, the Company entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, the Company made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the condensed consolidated statements of operations during the three months ended March 31, 2022.
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2022 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, Phase 1-ready, potential first-in-class DYRK1A inhibitor, and other next-generation therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of its common stock to Voronoi.
With respect to BBI-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the

Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2022 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Amended and Restated License Agreement with Bodor
In February 2020, the Company, together with Brickell Subsidiary and Bodor Laboratories, Inc. (“Bodor”) and Dr. Nicholas S. Bodor entered into an amended and restated license agreement (the “Amended and Restated License Agreement”), pursuant to which Bodor and Dr. Bodor granted the Company a worldwide, exclusive license to develop, manufacture, market, sell, and sublicense products containing the proprietary compound sofpironium bromide based upon the patents referenced in the Amended and Restated License Agreement for a defined field of use. As of March 31, 2022, the Company had remaining obligations to pay Bodor (i) a royalty on sales of product outside of Japan and certain other Asian countries (the “Territory”), including a low single-digit royalty on sales of certain product not covered by the patent estate licensed from Bodor; (ii) approximately 50 to 55% of all royalties the Company receives from Kaken Pharmaceutical Co., Ltd. (“Kaken”) for sales of products within the Territory; (iii) a percentage of non-royalty sublicensing income the Company receives from Kaken or other sublicensees; (iv) cash payments of $0.3 million upon the submission of a new drug application for sofpironium bromide and $0.5 million upon its approval by the U.S. Food and Drug Administration (plus an additional $0.1 million for approvals of additional products); and (v) $1.0 million of shares of the Company’s common stock upon the achievement of certain regulatory milestones.
No research and development expenses associated with milestones were incurred during the three months ended March 31, 2022 and 2021, but the Company paid Bodor the applicable amounts under the Amended and Restated License Agreement with respect to the royalties it received from Kaken for sales of sofpironium bromide gel, 5% (ECCLOCK®) in Japan during those periods.
In May 2022, Botanix assumed the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement among the Company, Brickell Subsidiary, Botanix and Botanix Pharmaceuticals Limited (the “Asset Purchase Agreement”). In addition, the Company, Brickell Subsidiary and Bodor entered into an agreement (the “Rights Agreement”), pursuant to which the Company agreed to pay Bodor (i) 18% of the amount of each payment actually received by the Company from Botanix for upfront and milestone payments under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to low-teen digits, of the actual amount of each applicable earnout payment actually received by the Company from Botanix, as further described in Note 9. “Subsequent Events.”
License, Development, and Commercialization Agreement with Kaken
In March 2015, the Company entered into a license, development, and commercialization agreement (as amended in May 2018, the “Kaken Agreement”) with Kaken. Under the Kaken Agreement, the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize sofpironium bromide in the Territory. In exchange, Kaken paid non-refundable upfront fees and funding of certain research and development activities. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, and Botanix will pay to the Company a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement, as further described in Note 9. “Subsequent Events.”

In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan during the fourth quarter of 2020. During the three months ended March 31, 2022 and 2021, the Company recognized royalty revenue of $92 thousand and $17 thousand, respectively.

NOTE 4. DETAILED ACCOUNT BALANCES
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid clinical trial costs	$2,280	$1,443
Prepaid insurance	837	921
Other prepaid expenses	187	168
Accounts receivable	92	125
Other short-term assets	8	59
Total	$3,404	$2,716

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$775	$1,861
Accrued contracted research and development services	446	823
Accrued professional fees	485	452
Total	$1,706	$3,136

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
The following is a summary of the contractual obligations related to operating lease commitments as of March 31, 2022 (in thousands):

Total maturities, through December 31, 2022	$55
Less imputed interest	(2)
Present value of lease liability	$53
Licensing and Other Agreements
Refer to Note 3. “Strategic Agreements” and Note 9. “Subsequent Events” for more information about the Company’s obligations under its licensing and other agreements.

NOTE 7. CAPITAL STOCK
Common Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 300,000,000 shares of common stock with a par value of $0.01 per share. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance as of March 31, 2022 as follows:

March 31, 2022
Common stock warrants	27,944,544
Common stock options outstanding	6,914,539
Shares available for grant under the Omnibus Plan	3,790,186
Shares available for grant under the Employee Stock Purchase Plan	2,450,715
Total	41,099,984

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
In July 2021, the Company completed a sale of 12,983,871 shares of its common stock at a public offering price of $0.62 per share in an underwritten public offering (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
In October 2020, the Company completed a sale of 19,003,510 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $0.72 and $0.719 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $0.72 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.001 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses payable by the Company of $1.3 million and excluding the proceeds from the exercise of the warrants. During the three months ended March 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, the Company completed a sale of 14,790,133 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 17,500,000 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $1.15 and $1.149 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.001 per share of common stock. The common warrants were immediately exercisable at a price of $1.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses payable by the Company of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the three months ended March 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
The Company has used and is using the remaining net proceeds from its common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three months ended March 31, 2022 and 2021, no sales of common stock under the 2021 ATM Agreement occurred. As of March 31, 2022, approximately $46.0 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three months ended March 31, 2021, the Company sold 1,083,548 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. During the three months ended March 31, 2022, no sales of common stock under the 2020 ATM Agreement occurred. As of March 31, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
The Company is subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the ATM Agreements or other common stock offerings.
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

Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three months ended March 31, 2022 and 2021, no sales of common stock under the Purchase Agreement occurred. As of March 31, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
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
Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of March 31, 2022, the Company had no shares of preferred stock outstanding and had not designated the rights, preferences, or privileges of any class or series of preferred stock.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of March 31, 2022, 1,233,198 and 112,009 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
As of March 31, 2022, 9,179,389 shares were authorized and 5,569,332 shares were subject to outstanding awards under the Omnibus Plan. As of March 31, 2022, 3,790,186 shares remained available for grant under the Omnibus Plan.

Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the Brickell Biotech, Inc. Employee Stock Purchase Plan (the “ESPP”), which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of March 31, 2022, the Company had 2,450,715 shares available for issuance and 149,285 cumulative shares had been issued under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$103	$109
General and administrative	448	360
Total stock-based compensation expense	$551	$469

NOTE 9. SUBSEQUENT EVENTS
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), the Company and Brickell Subsidiary entered into the Asset Purchase Agreement with Botanix and Botanix Pharmaceuticals Limited, pursuant to which Botanix acquired all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by the Company or Brickell Subsidiary (the “Assets”). In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, the Company (i) received an upfront payment at closing in the amount of $3.0 million, (ii) is to be reimbursed for certain recent development expenditures in advancement of the Assets, and (iii) will receive contingent near-term milestone payments of up to $6.0 million (subject to, first, the submission of a new drug application (“NDA”) and, second, receipt of marketing approval in the U.S. for sofpironium bromide gel, 15%, both over the next 18 months) from Botanix. The Company also is eligible to receive additional success-based regulatory and sales milestone payments of up to $168 million. Further, the Company will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”). Certain of these amounts are subject to payments by the Company to its former licensor, Bodor, as further described under “Rights Agreement with Bodor” below. All amounts due to the Company from Botanix in respect of the contingent payments are subject to certain reductions, credits, and offsets, as applicable, as described in the Asset Purchase Agreement. The sale of the Assets pursuant to the Asset Purchase Agreement closed on the Effective Date.
Botanix will be responsible for all further research, development, and commercialization of sofpironium bromide globally and will replace Brickell Subsidiary as the exclusive licensee of Bodor. Pursuant to the Asset Purchase Agreement, the Company has agreed to issue $1.0 million in shares of the Company’s common stock to Bodor if a certain contingent regulatory milestone is met, as required by the Amended and Restated License Agreement. The Asset Purchase Agreement contains customary representations, warranties, and covenants, and mutual indemnification provisions.

Pursuant to the Asset Purchase Agreement, the Kaken Agreement was also assigned to Botanix, and Botanix will pay to the Company a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, the Company and Botanix entered into a transition services agreement (the “TSA”) whereby the Company will provide consulting services as an independent contractor to Botanix in support of and through submission and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services, the Company will receive from Botanix, (i) prior to the filing of such NDA, a fixed monthly amount of $71 thousand, and (ii) after the filing of such NDA, a variable amount based upon actual hours worked, in each case plus related fees and expenses of the Company’s advisors (plus a 5% administrative fee) and the Company’s out-of-pocket expenses.
Rights Agreement with Bodor
In connection with the sale of the Assets, on the Effective Date, the Company, Brickell Subsidiary, and Bodor Labs entered into the Rights Agreement to clarify that the Company and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix will assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, the Company has agreed to pay Bodor (i) 18% of the amount of each payment actually received by the Company from Botanix for upfront and milestone payments under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to low-teen digits, of the actual amount of each applicable Earnout Payment actually received by the Company from Botanix.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Our pipeline consists of several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, and Juvederm®. Our strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that we believe can meaningfully benefit patients who are suffering from chronic, debilitating diseases that are underserved by available therapies.

The following image summarizes our pipeline and corresponding development programs:
Research & Development Programs
BBI-02: A Potential First-in-Class Oral DYRK1A Inhibitor for the Treatment of Autoimmune and Inflammatory Diseases
In August 2021, we entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a potential first-in-class oral DYRK1A inhibitor that aims to restore immune balance in patients whose immune systems have become dysregulated. Based on the promising preclinical efficacy data generated to date, we believe BBI-02 has the potential to be a first-in-class, potent therapy for the treatment of a wide array of debilitating autoimmune and inflammatory diseases.
Our lead development-stage program, BBI-02, is a Phase 1-ready, highly selective, and orally bioavailable DYRK1A inhibitor that has demonstrated promising results in various preclinical models, including atopic dermatitis (“AD”) and rheumatoid arthritis. In these models, BBI-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as Janus kinase (JAK) inhibitors and anti-tumor necrosis factor (“TNF”) biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressant, which may lead to severe side effects, such as increased infection risk. Preclinical data have shown BBI-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T-cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T-cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The myeloid differentiation primary response 88 (“MyD88”) protein is normally spliced into a long form and a short form. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, not being phosphorylated and so appears to deactivate downstream cascades of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, BBI-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
We plan to initiate a Phase 1 clinical trial for BBI-02 (“BBI-02-101”) in Canada in the second quarter of 2022. BBI-02-101 is a randomized, double-blind, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BBI-02 capsules in both healthy subjects and patients with AD. Part 1A of the study will be a single ascending dose (“SAD”) assessment of BBI-02 capsules or placebo in up to 56 healthy subjects across seven cohorts at one study center. Part 1B of the study will be a multiple ascending dose (“MAD”) assessment of BBI-02 capsules or placebo administered once daily for 14 days. The MAD part of the study is expected to enroll a total of 33 healthy subjects across three cohorts at one study center. Part 2 of the study will compare BBI-02 to placebo in AD patients over 28 days of dosing. Part 2 is expected to enroll approximately 40 patients with moderate-to-severe AD at up to 12 study centers and will include a preliminary assessment of efficacy. Topline results from the Phase 1 SAD and MAD trials (Parts 1A and 1B) are expected to be announced by early 2023. Additionally, we plan to prepare and file an investigational new drug (IND) application with the FDA for further research and development of BBI-02 in the U.S.
BBI-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending Patent Cooperation Treaty (“PCT”) application, and other foreign and U.S. applications for BBI-02, as of the date of this Quarterly Report.
BBI-10: A Covalent STING Inhibitor for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
In February 2022, we entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel, preclinical stage oral Stimulator of Interferon Genes (“STING”) inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
STING is a key component of the cyclic GMP-AMP synthase (“cGAS”)-STING pathway, which plays an important role in the activation of innate immunity. cGAS acts as a DNA sensor, detecting DNA from sources such as invading bacteria, viruses, and cellular debris that can arise from aging and tissue damage. Upon DNA binding, cGAS produces the secondary messenger molecule cyclic GMP-AMP (“cGAMP”), which binds to STING. STING then undergoes the post-translational modification called palmitoylation, a step essential to the activation of STING. Activated STING then in turn activates the recruitment of kinases that phosphorylate IRF3 and IκBα. Phosphorylated IRF3 leads to activation of the type I interferon response, while phosphorylated IκBα activates NFκB and increases the secretion of pro-inflammatory cytokines such as IL-6 and TNFα, resulting in inflammation. While the innate immune response is an important defense mechanism, a dysregulated type I interferon response and overproduction of pro-inflammatory cytokines also represents a driving cause of multiple autoimmune and inflammatory diseases. As such, targeting the cGAS-STING pathway may be a novel approach to treating these diseases.
BBI-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally available covalent STING inhibitor that specifically targets the palmitoylation site of STING. This allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. BBI-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that BBI-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with BBI-10 demonstrate significant decreases in pro-inflammatory cytokine production following stimulation of STING. Nonclinical development activities for BBI-10 are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022.

For BBI-10, as of the date of this Quarterly Report, we currently have one pending PCT application and one pending priority patent application. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
As part of the Voronoi License Agreement, in August 2021 we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors. This library of new chemical entities includes next-generation DYRK1A inhibitors, as well as other molecules that specifically inhibit CDC2-like kinase (“CLK”), Leucine-Rich Repeat Kinase 2 (“LRRK2”) and TTK (also known as Monopolar spindle 1 (Mps1)) kinases. A number of these drug candidates have the potential to penetrate the blood brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology. We are currently engaged in research to identify both brain penetrant and non-brain penetrant new chemical entities from this next-generation kinase inhibitor platform.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution based on our exclusive license from Voronoi related to DYRK1A, LRRK2, TTK, and CLK kinases.
Strategic, Licensing, and Other Arrangements
Exclusive License and Development Agreement with Carna
In February 2022, we entered into the Carna License Agreement with Carna, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, we made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the condensed consolidated statements of operations during the three months ended March 31, 2022.
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2022 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
License and Development Agreement with Voronoi
In August 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, Phase 1-ready, potential first-in-class DYRK1A inhibitor, and other next-generation therapeutics developed from Voronoi’s proprietary kinase inhibitor platform. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of our common stock to Voronoi.

With respect to BBI-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we will be responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2022 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), we and Brickell Subsidiary, Inc. (“Brickell Subsidiary”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Botanix SB Inc. (“Botanix”) and Botanix Pharmaceuticals Limited, pursuant to which Botanix acquired all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by us or Brickell Subsidiary (the “Assets”). In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) are to be reimbursed for certain recent development expenditures in advancement of the Assets, and (iii) will receive contingent near-term milestone payments of up to $6.0 million (subject to, first, the submission of a new drug application (“NDA”) and, second, receipt of marketing approval in the U.S. for sofpironium bromide gel, 15%, both over the next 18 months) from Botanix. We also are eligible to receive additional success-based regulatory and sales milestone payments of up to $168 million. Further, we will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”). Certain of these amounts are subject to payments by us to our former licensor, Bodor Laboratories, Inc. (“Bodor”), as further described under “Agreements with Bodor—Rights Agreement” below. All amounts due to us from Botanix in respect of the contingent payments are subject to certain reductions, credits, and offsets, as applicable, as described in the Asset Purchase Agreement. The sale of the Assets pursuant to the Asset Purchase Agreement closed on the Effective Date.
Botanix will be responsible for all further research, development, and commercialization of sofpironium bromide globally and will replace Brickell Subsidiary as the exclusive licensee of Bodor. Pursuant to the Asset Purchase Agreement, we have agreed to issue $1.0 million in shares of our common stock to Bodor if a certain contingent regulatory milestone is met, as required by the existing amended and restated license agreement with Bodor (the “Amended and Restated License Agreement”). The Asset Purchase Agreement contains customary representations, warranties, and covenants, and mutual indemnification provisions.
Pursuant to the Asset Purchase Agreement, the License, Development, and Commercialization Agreement with Kaken, dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), by and between Brickell Subsidiary and Kaken was also assigned to Botanix. The Asset Purchase Agreement provides that Botanix will pay to us a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, we and Botanix entered into a transition services agreement (the “TSA”) whereby we will provide consulting services as an independent contractor to

Botanix in support of and through submission and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services, we will receive from Botanix, (i) prior to the filing of such NDA, a fixed monthly amount of $71 thousand, and (ii) after the filing of such NDA, a variable amount based upon actual hours worked, in each case plus related fees and expenses of our advisors (plus a 5% administrative fee) and our out-of-pocket expenses.
Agreements with Bodor
Rights Agreement
In connection with the sale of the Assets, on the Effective Date, we, Brickell Subsidiary and Bodor entered into an agreement (the “Rights Agreement”) to clarify that we and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix will assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, we have agreed to pay Bodor (i) 18% of the amount of each payment actually received by us from Botanix for upfront and milestone payments under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to low-teen digits, of the actual amount of each applicable Earnout Payment actually receive received by us from Botanix.
Amended and Restated License Agreement
On May 3, 2022, Botanix assumed the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, we have agreed to issue $1.0 million in shares of our common stock to Bodor if a certain contingent regulatory milestone is met, as required by the Amended and Restated License Agreement. No research and development expenses associated with milestones were incurred during the three months ended March 31, 2022 and 2021, but we paid Bodor the applicable amounts with respect to the royalties we received from Kaken for sales of sofpironium bromide gel, 5% (ECCLOCK®) in Japan during those periods.
Collaboration with Kaken in Asia
Under the Kaken Agreement, we granted to Kaken an exclusive right to develop, manufacture, and commercialize our sofpironium bromide compound in the Territory. In exchange, Kaken paid non-refundable upfront fees and funding of certain research and development activities. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, and Botanix will pay to us a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement.
In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan during the fourth quarter of 2020. During the three months ended March 31, 2022 and 2021, we recognized royalty revenue of $92 thousand and $17 thousand, respectively.
Significant Financing Arrangements
This section sets forth our recent and ongoing financing arrangements, all of which involve our common stock. As previously disclosed, we have received notices of noncompliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market, the most recent of which granted us until June 13, 2022 to regain compliance with that requirement. We included the reverse stock split proposal in the proxy statement for our 2022 annual meeting as a potential means to regain compliance with the Nasdaq requirement, but have had to adjourn the annual meeting to attempt to obtain sufficient stockholder votes to approve that proposal. While we are continuing to pursue that route as well as other potential avenues to regain compliance, we may not be successful in those efforts.
If our common stock is delisted from Nasdaq, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Specifically, we would not be permitted to deliver a purchase notice to Lincoln Park Capital Fund, LLC (“Lincoln Park”) pursuant to the purchase agreement entered into in February 2020 (the “Purchase Agreement”), and Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) would have no obligation to make sales of our common stock pursuant to the ATM Agreements (as defined below). Any inability to raise funds pursuant to the Purchase Agreement and the ATM Agreements would significantly impair our ability to access the substantial additional capital we will need prior to the regulatory approval and commercialization of any of our product candidates.
Public Offerings of Common Stock and Warrants
In October 2021, we completed the sale of 30,263,400 shares of our common stock (the “October 2021 Offering”). The October 2021 Offering resulted in net proceeds of approximately $10.3 million, after deducting the underwriting discount and offering expenses payable by us.
In July 2021, we completed the sale of 12,983,871 shares of our common stock (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. During the three months ended March 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. During the three months ended March 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We have used and continue to use the remaining net proceeds from our common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes. For additional information regarding the offerings described above, see Note 7. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.

At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer and William Blair as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the three months ended March 31, 2022 and 2021, no sales of common stock under the 2021 ATM Agreement occurred. As of March 31, 2022, approximately $46.0 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the three months ended March 31, 2021, we sold 1,083,548 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. During the three months ended March 31, 2022, no sales of common stock under the 2020 ATM Agreement occurred. As of March 31, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
We are subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by us under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, we and Lincoln Park entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) the Purchase Agreement; and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 950,000 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 606,420 shares of common stock at an exercise price of $0.01 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 1,556,420 shares of common stock at an exercise price of $1.16 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three months ended March 31, 2022 and 2021, no sales of common stock under the Purchase Agreement occurred. As of March 31, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.
We agreed with Lincoln Park that we will not enter into any “variable rate” transactions with any third party, subject to certain exceptions, for a period defined in the Purchase Agreement. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.
Financial Overview
Our operations to date have been limited to business planning, raising capital, developing and entering into strategic partnerships for our pipeline assets, identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities.
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license, collaboration, and other agreements. Other than through arrangements as they relate to sales of ECCLOCK in Japan, none of our product candidates has been approved for sale and we have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $9.4 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $154.8 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•initiate and execute a Phase 1 clinical trial, along with other nonclinical development activities, for BBI-02;
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
We do not expect to generate significant revenue unless and until we successfully complete development of, obtain marketing approval for, and commercialize product candidates, either alone or in collaboration with third parties. We expect these activities may take several years and our success in these efforts is subject to significant uncertainty. We expect we will need to raise substantial additional capital prior to the regulatory approval and commercialization of any of our product candidates. Until such time, if ever, that we generate substantial product revenue, we expect to finance our operations through public or private equity or debt financings, collaborations or licenses, or other available financing transactions. However, we may be unable to raise additional funds through these or other means when needed.
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic collaboration agreements for the development and commercialization of our product candidates. Our strategic collaboration agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, and royalties. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to 2020, we had not recognized any royalty revenue from any collaboration arrangement. Beginning in the fourth quarter of 2020, pursuant to the Kaken Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan, and we expect to continue to recognize a portion of such royalties going forward pursuant to the terms of the Asset Purchase Agreement. Other than the revenue we may generate in connection with the Asset Purchase Agreement, we do not expect to generate any revenue from any product candidates that we developed or develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
Research and Development Expenses
Research and development expenses principally consist of payments to third parties known as clinical research organizations (“CROs”) and upfront in-licensing fees of development-stage assets. CROs help plan, organize, and conduct clinical and nonclinical studies under our direction. Personnel costs, including wages, benefits, and share-based compensation, related to our research and development staff in support of product development activities are also included, as well as costs incurred for supplies, preclinical studies and toxicology tests, consultants, and facility and related overhead costs.

Below is a summary of our research and development expenses related to our programs by categories of costs for the periods presented.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Direct program expenses related to
Sofpironium bromide (1)	$2,168	$5,436
DYRK1A inhibitor program (2)	728	—
STING inhibitor platform (3)	2,010	—

Personnel and other expenses (4)
Salaries, benefits, and stock-based compensation	752	476
Regulatory and compliance	281	127
Other expenses	74	13

Total research and development expenses	$6,013	$6,052
____________
(1)Sofpironium bromide. We expect our research and development expenses related to sofpironium bromide to decrease in future periods given the completion of our Phase 3 clinical trials for sofpironium bromide, 15% in the fourth quarter of 2021. Additionally, on May 3, 2022, we sold the assets primarily related to sofpironium bromide that we previously owned and/or licensed to Botanix, which is responsible for all further research, development, and commercialization of sofpironium bromide.
(2)DYRK1A inhibitor program. In August 2021, we acquired the DYRK1A inhibitor program targeting autoimmune and inflammatory diseases. We plan to progress BBI-02 into a Phase 1 clinical trial in Canada in the second quarter of 2022. We are also engaged in research to identify new chemical entities from our next-generation kinase inhibitor platform. As a result, in the following years, we expect to incur research and development expenses for these programs at levels consistent with expenditures for development of early-stage assets.
(3)STING inhibitor platform. In February 2022, we acquired a portfolio of novel, potent, and orally available STING inhibitors that has broad potential in autoinflammatory diseases. To date, the expenses associated with our STING inhibitor platform primarily relate to upfront in-licensing fees. Nonclinical development activities for our lead early-stage STING inhibitor candidate, BBI-10, are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022. As a result, in the following years, we expect to incur research and development expenses for this program at levels consistent with expenditures for development of early-stage assets.
(4)Personnel and other expenses. Personnel and other expenses include operational expenses related to research and development activities not specifically attributable to a specific program. Other expenses include travel, lab and office supplies, clinical trial management software, license fees, and other miscellaneous expenses.

General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, and share-based compensation, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and sublicensing fees.
Critical Accounting Estimates
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
There were no changes during the three months ended March 31, 2022 to our critical accounting estimates as disclosed in our 2021 Annual Report on Form 10-K. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Quarterly Report, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue	$92	$17
Research and development expenses	(6,013)	(6,052)
General and administrative expenses	(3,486)	(2,967)
Total other expense, net	(3)	(3)
Net loss	$(9,410)	$(9,005)

Revenue
Revenue increased by $75 thousand for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Revenue in both periods consisted of royalty revenue recognized related to sales of ECCLOCK in Japan by Kaken.

Research and Development Expenses
Research and development expenses for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, were relatively consistent. During the three months ended March 31, 2022, we incurred $3.3 million in lower clinical costs related to our U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15%, which was completed in the fourth quarter of 2021. This decrease was almost fully offset by increases of $2.0 million in upfront costs related to the acquisition of our STING inhibitor platform, $0.7 million in development costs related to our DYRK1A inhibitor program, and $0.4 million in personnel and other expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.5 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily due to higher compensation-related expenses of $0.2 million, professional fees of $0.2 million, and insurance and other miscellaneous expenses of $0.1 million.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the three months ended March 31, 2022 and 2021, we had a net loss of $9.4 million and $9.0 million, respectively. As of March 31, 2022, we had an accumulated deficit of $154.8 million. As of March 31, 2022, we had cash and cash equivalents of $17.3 million compared to $26.9 million as of December 31, 2021. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, and payments received under license and collaboration agreements.
We believe that our cash and cash equivalents as of March 31, 2022, combined with $3.0 million in upfront fees we received from Botanix on May 3, 2022, and other expected near-term payments under the Asset Purchase Agreement, will be sufficient to fund our operations for at least the next 12 months. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and other activities. However, we may be unable to raise additional funds, which would have a negative impact on our business, financial condition, and our ability to develop our pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to our stockholders.
Additionally, we are subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit our future issuances of shares under the ATM Agreements or other common stock offerings.

Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(9,540)	$(5,891)
Investing activities	—	(40)
Financing activities	(55)	10,597
Total	$(9,595)	$4,666

Operating Activities
Net cash used in operating activities of $9.5 million during the three months ended March 31, 2022 increased compared to $5.9 million during the three months ended March 31, 2021, which was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities, and general working capital requirements. The $3.6 million increase was impacted by the net effect of changes in working capital of $3.3 million and an increase in net loss of $0.4 million, partially offset by an increase in non-cash operating expenses of $0.1 million.
Investing Activities
Net cash used in investing activities during the three months ended March 31, 2022 decreased by $40 thousand compared to the three months ended March 31, 2021. The decrease in net cash used in investing activities was the result of decreased purchases of property and equipment.
Financing Activities
Net cash from financing activities during the three months ended March 31, 2022 decreased by $10.7 million compared to the three months ended March 31, 2021. The decrease primarily resulted from net proceeds received during the three months ended March 31, 2021 of $9.0 million from the exercise of warrants and $1.6 million in sales of our common stock under the 2020 ATM Agreement. No similar proceeds were received during the three months ended March 31, 2022.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described below. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, alone or combined with any of the other factors, could materially and adversely affect our business, financial condition, results of operations, and stock price. The following information should be read in conjunction with Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” of this Quarterly Report.
Risks Related to Our Business Operations
Our business depends on the successful continued financing, nonclinical and clinical development, regulatory approval, and commercialization of our pipeline assets.
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
•our ability to receive regulatory approval for our proposed clinical trials;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our and their contractual obligations and with all regulatory and legal requirements applicable to them and to our pipeline assets;
•ability of third parties with which we contract to manufacture consistently adequate clinical trial supplies for development of our pipeline assets, to remain in good standing with regulatory agencies and to develop, validate, and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated current good manufacturing practice (“cGMP”) and other applicable legal requirements, to hire and retain a sufficient and qualified workforce, and to manage their own supply chain(s) to comply with their contractual obligations to us, which supply chains and workforce availability have been constrained during the ongoing COVID-19 pandemic;
•a continued acceptable safety and tolerability profile during clinical development of our pipeline assets;

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
•our ability and our partners’ ability to establish and enforce intellectual property rights in and to our pipeline assets, including but not limited to patents, regulatory exclusivity rights, trademarks, copyrights, and licenses; and
•our ability to raise capital to commercialize and advance our pipeline assets, which will be limited if our common stock price does not appreciate.
If we do not achieve one or more of these factors, many of which are beyond our reasonable control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our pipeline assets.
Even if regulatory approvals are obtained, we may never be able to successfully commercialize our pipeline assets, especially if we attempt to do so without a partner. Accordingly, we cannot assure that we will be able to launch a product candidate in any market or, if we do, that we will be able to generate sufficient revenue from the sale of such product candidate, or any other asset, to continue our business.
Clinical drug development for our pipeline assets is expensive, time-consuming, and uncertain. Any data resulting from our trials may not be favorable for further development.
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
Our pipeline assets primarily target autoimmune and inflammatory diseases, and it is still too early in clinical development to know whether they will progress past Phase 1 clinical trials. Any data resulting from our trials may not be favorable for further development.
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
Beginning in March 2022, a stringent lockdown in Shanghai by the Chinese government as a result of rising COVID-19 cases delayed the delivery of materials necessary for our planned Phase 1 trial for BBI-02. While we have now received the materials necessary for our Phase 1 trial for BBI-02, there is no assurance that an extended lockdown, or other related uncertain or unforeseen events caused by this ongoing pandemic, will not result in delays of any materials or services that may be required for any future research and development activities.
The ultimate impact of this pandemic, or any other health epidemic, is highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business and that of our key partners, our clinical trials, our research programs, healthcare systems, or the global economy as a whole. However, these effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
•the efficacy and safety profile as demonstrated in clinical trials compared to alternative treatments;
•the timing of market introduction of the product candidate as well as competitive products;
•the clinical indications for which a product candidate is approved;
•restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy, if any, which may not be required of alternative treatments and competitor products;
•the potential and perceived advantages of our product candidates over alternative treatments;
•the cost of treatment in relation to alternative treatments;
•the availability of an approved product candidate for use as a combination therapy;
•relative convenience and ease of administration;
•the willingness of the target patient population or their caregivers to try new therapies and of physicians to prescribe these therapies;
•the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•patients’ willingness to pay for these therapies in the absence of such coverage and adequate reimbursement;
•the effectiveness of sales and marketing efforts;
•support from key opinion leaders and patient advocacy groups;
•unfavorable publicity relating to our product candidates; and
•the approval of other new therapies for the same indications.
If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, hospitals, healthcare payors and patients, we may not generate or derive sufficient revenue from that product candidate and our financial results could be negatively impacted.
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
To compete successfully, we will have to provide an attractive and cost-effective alternative to existing and new therapies. Such competition could lead to reduced market share and contribute to downward pressure on the pricing of eventual product candidates, which could harm our business, financial condition, operating results, and prospects.
If CROs and other third parties do not meet our requirements or otherwise conduct clinical trials for our pipeline assets as required or are unable to staff or supply our trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our pipeline assets at all or in the time frames currently planned for.
We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee our clinical trials for pipeline assets and other aspects of product development. We also rely on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties play a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We rely heavily on these parties for the execution of our clinical trials and preclinical studies and control only certain aspects of their activities. We and our CROs and other third-party contractors are required to comply with GCP and current good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical or preclinical trials comply with applicable GCP and GLP requirements, or that our CROs and other third-party contractors are otherwise compliant with applicable laws despite their contractual assurances to us. In addition, our clinical trials generally must be conducted with product produced under cGMP regulations. Our failure, or the failure of our CROs and other third-party contractors, to comply with these regulations and policies, or to obtain supply of key items in sufficient quantities, in a timely manner or at all, may require us to extend or repeat clinical trials, which would delay or halt the regulatory approval process, or could cause us to fail to meet certain contractual obligations, including but not limited to milestone commitments, with licensors of our portfolio assets like Voronoi and Carna.
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
Our receipt of future payments from Botanix is contingent on the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, which in turn depends on a number of factors outside of our control.
Our receipt of future payments from Botanix is contingent on the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, which in turn depends on a number of factors, including but not limited to the following:
•whether Botanix is required to conduct additional clinical trials to support its submission of an NDA with the FDA for sofpironium bromide;
•if approved, the ability to manufacture consistently adequate commercial supplies of sofpironium bromide, to remain in good standing with regulatory agencies and to develop, validate, and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated cGMPs and other applicable legal requirements, and to manage supply chain(s);
•a continued acceptable safety and tolerability profile following any commercial approval of sofpironium bromide;
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
•existence of a pricing, insurance coverage and reimbursement environment conducive to the success of sofpironium bromide; and
•level of competition, including from other products earlier to market and from generic competition upon expiration of patent protection.
Although Botanix anticipates submitting an NDA for sofpironium bromide gel, 15% to the FDA in mid-2022, there can be no assurance that it will receive the necessary approvals. If approval is denied or delayed, we may not receive any of the payment from Botanix provided for in the Asset Purchase Agreement. Even if regulatory approvals are obtained, sofpironium bromide may not be successfully commercialized and may not generate sufficient revenue for us to receive any such payments.
Kaken substantially controls commercialization of ECCLOCK in Japan and may make decisions regarding commercialization that may reduce or eliminate the royalties and other payments due to us.
The Kaken Agreement granted Kaken an exclusive license in Japan and certain rights to additional Asian countries to develop and commercialize sofpironium bromide gel, 5%, sold as ECCLOCK. Under the terms of the Kaken Agreement, as amended, we received an upfront payment, development milestones, and research and development payments. While we assigned the Kaken Agreement to Botanix in May 2022, we remain eligible to receive a portion of future regulatory and sales milestone payments and tiered earnout payments based on a percentage of net sales pursuant to the terms of the Asset Purchase Agreement.
Kaken has final decision-making authority for the overall regulatory, development, and commercialization strategy for sofpironium bromide, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales, and safety and pharmacovigilance in Japan and certain other Asian countries.
In September 2020, Kaken received approval of an NDA in Japan for the manufacturing and marketing of sofpironium bromide gel, 5% under the brand name ECCLOCK for the treatment of primary axillary hyperhidrosis, and in November 2020, Kaken launched commercial sales of ECCLOCK in Japan. Despite Kaken receiving regulatory approval and commencing commercial activities in Japan, we will not receive additional milestone or other payments from Botanix related to Kaken’s sales if Kaken does not continue to be successful in its development, regulatory, or commercial activities, if the approval is withdrawn for any reason, or if Kaken is unable to maintain an adequate price for ECCLOCK in Japan.
Kaken is responsible for providing certain support to Botanix in connection with its U.S. NDA submission, and Kaken’s delay or failure in providing such support may delay, reduce or eliminate amounts payable to us.
Kaken is responsible for conducting certain active pharmaceutical ingredient (“API”)-related activities (chemistry, manufacturing, and controls) that will be required for FDA approval in the U.S., and as a result, Botanix is reliant on Kaken to execute successfully, in a timely, compliant, and efficient manner, such activities on behalf of Botanix. To the extent Kaken experiences delays and/or difficulties in performing its development activities, this could prevent or cause substantial delays in Botanix’s ability to seek approval for sofpironium bromide gel in the U.S. and other territories in which it maintains exclusive rights.
Botanix also relies on Kaken to provide it with certain key regulatory information that will be used for its NDA submission to the FDA for sofpironium bromide. Kaken’s inability to meet its requirements for the foregoing would negatively impact Botanix’s ability to obtain regulatory approval, thereby delaying, reducing, or eliminating any amounts payable to us under the Asset Purchase Agreement.
We currently have limited marketing capabilities and no sales organization. If we are unable to generate adequate financing, establish sales and marketing capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully commercialize our product candidates, if approved, or generate meaningful product revenue.
We currently have limited marketing capabilities and no sales organization and limited cash runway. To commercialize our product candidates, if approved, we must continue to obtain additional financing, build our marketing, sales, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing any of these. As a company, we have no prior experience in the commercial launch, marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to fund costs and expenses of a sales organization and its activities, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, or contract for a sales force and in either case, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team so they operate in an effective and compliant way. Any failure or delay in the development of our internal (or external contracted-for) sales, marketing, distribution, and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products. In addition, we may need more than one approved and marketed product to sustain employing an internal sales force.
We may choose to collaborate with third parties in various countries, including the U.S., that have direct sales forces, commercial and regulatory capacities, and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. We may not have sufficient financial resources to enter into and pay for such arrangements, and/or we may not be able to find adequate business partners. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our current or future product candidates. The inability to commercialize successfully our product candidates, either on our own or through collaborations or partnerships with one or more third parties, would harm our business, financial condition, operating results, and prospects.
Our business and operations would suffer in the event of system failures, illegal stock trading or manipulation by external parties, cyber-attacks, or a deficiency in or exploitation of our cyber-security.
We rely on cloud-based software to provide the functionality necessary to operate our company, utilizing what is known as “software as a service” (“SaaS”). SaaS allows users like us to connect to and use cloud-based applications over the Internet, such as email, calendaring, and office tools. SaaS provides us with a complete software solution that we purchase on a subscription basis from a cloud service provider. Despite our efforts to protect confidential and sensitive information from unauthorized disclosure across all our platforms, and similar efforts by our cloud service provider(s) and our other third-party contractors, consultants, and vendors, whether information technology (“IT”) providers or otherwise, including but not limited to our CROs, law firms, accountants, and even the government regulators who we rely on to advance our business, this information, and the systems used to store and transmit it, are vulnerable to damage from computer viruses, unauthorized access, computer hacking or breaches, natural disasters, epidemics and pandemics, terrorism, war, labor unrest, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, or other illegal acts, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Other emerging threats we face include: phishing, account takeover attacks, data breach or theft (no matter where the data are stored), loss of control, especially in SaaS applications, over which users have access to what data and level of access, new malware, zero-day threats, and threats within our own organization. In addition, and probably exacerbated by the COVID-19 pandemic and increased remote working arrangements, malicious cyber actors may increase malware and ransom campaigns and phishing emails targeting teleworkers as well as company systems, preying on the uncertainties surrounding COVID-19 or other world trends and events, which exposes us to additional cybersecurity risks, or may try to illegally obtain inside information to manipulate our stock price. If such an event were to occur and cause interruptions in our operations, or substantial manipulation of our stock price, it could result in a material disruption of our development programs and our business operations. In addition, since we sponsor clinical trials, any breach that compromises patient data and identities, thereby causing a breach of privacy, could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in us to recruit for future clinical trials. For example, the loss or theft of clinical trial data from completed, ongoing, or future clinical trials could result in delays in our regulatory approval efforts, stock manipulation, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability or suffer from stock price volatility or decline, and the further development and commercialization of our products and product candidates could be delayed.

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
We will require substantial additional funds to develop and, if successful, commercialize our product candidates. Our future capital requirements will depend upon a number of factors, including but not limited to: the number and timing of future product candidates in the pipeline; progress with and results from preclinical testing and clinical trials; the ability to obtain sufficient drug supplies to complete preclinical and clinical trials; the costs involved in preparing, filing, acquiring, prosecuting, maintaining and enforcing patent and other intellectual property claims; compliance with our material contracts including the licensing agreements for our autoimmune and inflammatory portfolio; the time and costs involved in obtaining regulatory approvals and favorable reimbursement or formulary acceptance for such product candidates; and overall stock market conditions, global business trends, our stock price performance, and our ability to generate funding under these and other conditions.
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

On May 3, 2022, we adjourned our 2022 annual meeting of stockholders to May 17, 2022 at 10 a.m. MDT. At the time the annual meeting was adjourned, proxies had been submitted by stockholders constituting a quorum, but there were not sufficient votes to approve two of the proposals, one related to an increase in the number of authorized shares of common stock and the other to approve a reverse stock split, each of which requires approval by the holders of a majority of the outstanding shares of our common stock. We continue to solicit votes from our stockholders with respect to all of the proposals for the annual meeting. If we are unable to increase the number of authorized shares of our common stock, we will be limited in our ability to raise additional funds through public or private equity offerings. As stated previously, we have received notices of noncompliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market, the most recent of which granted us until June 13, 2022 to regain compliance with that requirement. We may not be able to regain compliance if we are unable to implement a reverse stock split, or other potential avenues that we are currently pursuing, which could result in delisting of our common stock.
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
Additionally, various of Russia’s actions have led to sanctions and other penalties being levied by the U.S., the European Union, and other countries, as well as other public and private actors and companies, against Russia and certain other geographic areas, including agreement to remove certain Russian financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system and restrictions on imports of Russian oil, liquified natural gas, and coal. Additional potential sanctions and penalties have also been proposed and/or threatened. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
Any of the above-mentioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.
Our operating results and liquidity needs could be affected negatively by global market fluctuations and economic downturns.
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions and global IT threats. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic or other conditions. Domestic and international equity and debt markets are experiencing and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets remain volatile, or a bear market ensues in the U.S. stock market, or an economic recession, including as a result of the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions or other stimulus, our operating results and liquidity could be affected adversely by those factors in many ways, making it more difficult for us to raise funds if necessary, and our stock price may decline.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock has been subject to significant fluctuations. The closing price of our common stock fluctuated from $4.69 per share as of September 3, 2019, the first trading date of our operating as a publicly-traded company, to $0.2142 per share as of May 10, 2022. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile and subject even to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
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
•the entry into, or termination of, or breach by us or our partners of material agreements, including key commercial partner or licensing agreements;
•our ability to obtain timely regulatory approvals for our product candidates, and delays or failures to obtain such approvals;
•issues in manufacturing or the supply chain for our product candidates;
•the results of any clinical trials of our pipeline assets;
•failure of our product candidates, if approved, to achieve commercial success;
•announcements of any dilutive equity financings;
•announcements by commercial partners or competitors of new commercial products, clinical progress or the lack thereof, significant contracts, commercial relationships, or capital commitments;
•the introduction of technological innovations or new therapies or formulations that compete with our pipeline assets;
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
Our operations to date have been limited primarily to business planning, raising capital, developing and entering into strategic partnerships for our pipeline assets, identifying and in-licensing product candidates, conducting clinical trials, and other research and development activities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our revenue and profitability will depend on development funding for our product portfolio, the receipt of sales milestones and earnout payments under the Asset Purchase Agreement, our ability to satisfy the development and regulatory milestones under applicable in-license agreements, as well as our ability to do the same with regard to any potential future collaboration and license agreements, overall sales of any products, if approved, and our ability to maintain all of our product licenses. Any upfront, milestone, or earnout payments either owed by or to us may vary significantly from product to product, period to period, and country to country, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of March 31, 2022, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,482,500 shares of our common stock at an exercise price of $1.25 per share; and (vi) 8,405,935 shares of our common stock at an exercise price of $0.72 per share. As of March 31, 2022, we also had 6,914,539 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $3.05 per share.
We may not be able to access the full amounts available under the Purchase Agreement with Lincoln Park, which could prevent us from accessing the capital we need to continue our operations, which could have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on August 14, 2020. As of March 31, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold, under the Purchase Agreement. All remaining funds available under the Purchase Agreement are subject to the satisfaction of certain conditions specified in the Purchase Agreement, including that our common stock remains listed on The Nasdaq Capital Market, the effectiveness of a registration statement relating to the resale of the shares to be sold to Lincoln Park under the Purchase Agreement, and that no event of default has occurred under the Purchase Agreement. Additionally, depending upon the prevailing market price of our common stock, we may not be able to sell shares to Lincoln Park if such a sale would result in us issuing to Lincoln Park more than 9.99% of our shares outstanding prior to entering into the Purchase Agreement. In the event that we are unable to satisfy the conditions specified, the purchase commitment made by Lincoln Park will be unavailable to us and Lincoln Park will not be required to purchase any shares of our common stock. If obtaining funding from Lincoln Park were to prove unavailable, we will need to secure other sources of funding in order to continue with our proposed development activities and launch and commercialize any product candidates for which we receive regulatory approval. Additionally, even if we are able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating, and development plans.
Our failure to regain compliance with Nasdaq continued listing requirements, including if we are unable to increase the closing bid price of our common stock to at least $1.00 per share for a minimum of 10 consecutive business days by June 13, 2022, or if we are unsuccessful in regaining compliance through other potential avenues that we are currently pursuing, could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On June 17, 2021, we received a notice from the Listing Qualifications Department of Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we were not in compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Rule”). We initially had a period of 180 calendar days, or until December 13, 2021, to regain compliance with the Rule. In December 2021, Nasdaq provided notice that granted us an additional 180 calendar days, or until June 13, 2022, to regain compliance with the Rule. If at any time during this 180-day period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation that we have achieved compliance with the Rule, unless Nasdaq exercises its discretion to extend this 10-day period pursuant to

Nasdaq Listing Rule 5810(c)(3). If compliance with the Rule cannot be demonstrated to Nasdaq’s satisfaction by June 13, 2022, Nasdaq will provide written notification that our common stock will be delisted. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Hearings Panel.
Our 2022 annual meeting of stockholders was initially scheduled for May 3, 2022, and one of the proposals on the agenda is stockholder approval of a reverse stock split and corresponding authorized share reduction. The intention of the reverse stock split action is to increase the trading price of our common stock to regain compliance with the Rule. However, on May 3, 2022, sufficient votes had not been received to approve the reverse stock split proposal, which requires approval by a majority of the outstanding shares of our common stock, and therefore we adjourned the 2022 annual meeting to May 17, 2022. As of the date of this Quarterly Report, we continue to solicit votes from our stockholders with respect to all of the proposals for the annual meeting, including the reverse stock split proposal, and we are also pursuing other potential avenues to obtain compliance with the Rule.
However, there is no assurance that we will be able to receive sufficient stockholder approval for the reverse stock split by May 17, 2022, at any other stockholder meeting, or at all, or that, even if approved, any such reverse stock split would have the intended effect, or that any other attempt we are undertaking will result in compliance with the Nasdaq minimum bid price rules, or that our common stock will not be delisted from Nasdaq.
Even if we are not delisted, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock, or our ability to raise capital.
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
Risks Related to Legal, Regulatory, and Compliance Matters
We may never obtain regulatory approval to commercialize any of our product candidates, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, we will need to negotiate an appropriate product label (aka package insert) with the regulators, which will determine the extent of our allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter we believe is necessary to maximize the commercial success of the products that are approved.
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
We have sponsored or supported and in the future expect to sponsor or support clinical trials for our product candidates outside the U.S., and the FDA and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
We have sponsored or supported and in the future expect to sponsor or support one or more of our clinical trials outside of the U.S., including our planned Phase 1 clinical trial for BBI-02 in Canada. Although the FDA or applicable foreign regulatory authorities may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authorities will accept data from trials conducted outside of the U.S. or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.
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
The enactment of any new healthcare initiatives or pharmaceutical industry regulations could have significant impacts on our ability to advance the development of our product candidates and eventually to commercialize them, if at all. Specifically, on September 9, 2021, the Biden White House released a Prescription Drug Pricing Plan (“Plan”) to reduce prescription drug prices and out-of-pocket costs for patients. This Plan highlights legislative policies that the White House supports to lower drug prices by allowing the Secretary of HHS to negotiate Medicare Part B (physician-administered) and Part D (outpatient) drug prices directly with pharmaceutical companies and make those prices available in the commercial market. However, to date, details are limited as to what these negotiations might look like. The Plan also pledges support for a redesign of the Medicare Part D program that would institute a lower cap on out-of-pocket spending to protect beneficiaries by shifting significantly more of the cost management burden onto payers and drug manufacturers after a Medicare beneficiary reaches his or her out-of-pocket spending limit. The Plan also aims to curb annual price increases of existing drugs covered by Medicare Parts B and D, imposing an inflationary rebate for those that exceed an unspecified inflation index (consumer or medical price inflation index). HHS also may pursue other administrative actions without Congress. While these proposals have not yet been enacted, we expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.

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
One of our ongoing strategies is to in-license and acquire additional product candidates, and we may engage in other strategic transactions. Additional potential transactions that we may consider include a variety of different business arrangements, including mergers and acquisitions, spin-offs, strategic partnerships, joint ventures, co-

marketing, co-promotion, distributorships, development and co-development, royalty monetization, restructurings, divestitures, business combinations, contract sales forces, out-licensing or divesture of existing products, and investments on a global basis. Any such transaction(s) may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures, and may cause us to grow and expand rapidly, putting pressure on current resources and capabilities, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. Further, any such transaction(s) may require us to obtain additional financing, which may not be available to us on favorable terms or at all. Accordingly, there can be no assurance that we will undertake or successfully complete future transactions of the nature described above, and any transaction that we do complete could expose us to liability, delays, and implementation obstacles that could harm our business, financial condition, operating results, and prospects. We have no current commitment or obligation to enter into any transaction described above other than ones to which we are already committed.
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
We rely completely on third-party contractors to supply, manufacture, and distribute clinical drug supplies, including certain sole-source suppliers and manufacturers, both inside and outside the U.S.; we intend to rely on third parties for commercial supply, manufacturing, and distribution, and possibly sales and promotion, if any of our product candidates receive regulatory approval; and we expect to rely on third parties for supply, manufacturing, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
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
•challenges in designing effective drug delivery substances and techniques, especially in light of competitor options;
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
Risks Related to Our Intellectual Property
We may not be able to obtain, afford, maintain, enforce, or protect our intellectual property rights covering our product candidates, including our autoimmune and inflammatory portfolio, and related technologies that are of sufficient type, breadth, and term throughout the world.
Our success with respect to our autoimmune and inflammatory portfolio and other product candidates will depend, in part, on our ability to protect patent and other intellectual property protections in both the U.S. and other countries, to preserve our trade secrets, and to prevent third parties from infringing on our proprietary rights. Our ability to prevent unauthorized or infringing use of our autoimmune and inflammatory portfolio and other product candidates by third parties depends in substantial part on our ability to leverage valid and enforceable patents and other intellectual property rights around the world.
The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our current or future licensors and licensees may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner in all the countries that may be desirable. It is also possible that we or our current licensors and licensees, or any future licensors or licensees, will fail to identify patentable aspects of inventions made in the course of development and commercialization activities before it is too late to obtain patent protection by others on them. Therefore, these and any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, our competitors independently may develop equivalent knowledge, methods, and know-how or discover workarounds to our patents that would not constitute infringement. Our partners or licensees may inappropriately take or use our intellectual property and/or confidential information to infringe our patents or otherwise violate their contractual obligations to us related to protection of our intellectual property. Any of these outcomes could impair our ability to enforce the exclusivity of our patents effectively, which may have an adverse impact on our business, financial condition, operating results, and prospects.
Due to constantly shifting global legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our ability to protect patents in any jurisdiction is uncertain and involves complex legal and factual questions, especially across countries. Accordingly, rights under any applicable patents that apply to us may not cover our product candidates or may not provide us with sufficient protection for our product candidates to afford a sustainable commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents or other intellectual property rights will issue from any pending or future patent or other similar applications related to us. Even if patents or other intellectual property rights have issued or will issue, we cannot guarantee that the claims of these patents and other rights are or will be held valid or enforceable by the courts or other legal authorities, through injunction or otherwise, or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us in every country of commercial significance that we may target, or that a legislative or executive branch of government will not alter the rights and enforceability thereof at any time.
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
Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed, with patent term extensions granted in certain instances to compensate for part of the period in which the drug was under development and could not be commercialized while under the patent. Without patent protection for our product portfolio, we may be open to competition from generic versions of these assets. BBI-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending PCT application, and other foreign and U.S. applications for BBI-02, as of the date of this Quarterly Report. We are evaluating the patent protection and strategy for the remainder of the assets in-licensed from Voronoi and Carna.

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
Filing, prosecuting, and defending patents on our product candidates do not guarantee exclusivity. The requirements for patentability differ in certain countries, particularly developing countries, and can change over time in the same country. In addition, the laws of some other countries do not protect intellectual property rights to the same extent as laws in the U.S., especially when it comes to granting use and other kinds of patents and what kind of enforcement rights will be allowed, especially injunctive relief in a civil infringement proceeding. Consequently, we may not be able to prevent third parties from practicing our inventions in countries outside the U.S. and even in launching an identical version of our product notwithstanding our having a valid patent or other intellectual property rights in that country. Competitors may use our technologies in jurisdictions where we, or our licensors or licensees, have not obtained patent or other protections to develop their own products, or produce copy products, and further, may export otherwise infringing products to territories where we have patent and other protections but enforcement against infringing activities is inadequate or where we have no patents or other intellectual property rights. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from commercialization or other uses.
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
We do not know if the current conflict in Ukraine resulting in sanctions by the U.S. and other countries on engaging business in Russia will lead to delays or possibly an inability to acquire and/or maintain intellectual property rights in that country.
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
Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, regulatory and compliance, sales and marketing, business development, commercial and other personnel, and directors of our board of directors. We are highly dependent on our management, scientific personnel, and directors. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our planned clinical trials, commercialization of our product candidates, or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan in a way that complies with all applicable laws. If we lose the services of any of these individuals, we might not be able to find suitable diverse replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain diverse qualified management and other key personnel or directors in the future due to the intense competition for qualified individuals among biotechnology, pharmaceutical, and other businesses. This risk is heightened recently for most employers by the global reaction to the emergence of the COVID-19 pandemic and its impact on worker availability and government regulation of workplace practices associated with public health and other factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:
On May 11, 2022, our Board of Directors appointed Andrew D. Sklawer, age 38, previously our Chief Operating Officer and Secretary, to the positions of President and Chief Operating Officer. Mr. Sklawer had served as our Chief Operating Officer and Secretary since our company’s inception in 2009 and is one of our founders. In addition, on May 11, 2022, our Board of Directors appointed David R. McAvoy, age 59, our General Counsel, Chief Compliance Officer and Assistant Secretary, as our Secretary, with Mr. McAvoy retaining the General Counsel and Chief Compliance Officer positions as well.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through April 19, 2021	8-K	4/19/2021	3.2
3.2	Amended and Restated Bylaws, as currently in effect	10-Q	5/14/2020	3.2
10.1†	Exclusive License Agreement, dated as of February 2, 2022, by and between Carna Biosciences, Inc. and Brickell Biotech, Inc.	8-K	2/2/2022	10.1
10.2†	Asset Purchase Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., and Botanix Pharmaceuticals Limited	8-K	5/3/2022	10.1
10.3†	Transition Services Agreement, dated as of May 3, 2022, by and between Botanix SB Inc. and Brickell Biotech, Inc.	8-K	5/3/2022	10.2
10.4†	Rights Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., and Bodor Laboratories, Inc.	8-K	5/3/2022	10.3
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×
__________________

†	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Brickell Biotech, Inc.

Date: May 12, 2022	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)