Form 10-Q
period 2022-06-30
Brickell Biotech, Inc.
filed 2022-08-12
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2022, there were 2,873,965 shares of the registrant’s common stock outstanding.

BRICKELL BIOTECH, INC.
FORM 10-Q

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements relating to future financial, business, and/or research and clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy; future operations; future financial position; future liquidity; future revenue and payments of any type; territorial focus; projected expenses; results of operations; the anticipated timing, scope, design, progress, results, and/or reporting of data of ongoing and future nonclinical and clinical trials; intellectual property rights, including the acquisition, validity, term, and enforceability of such; the expected timing and/or results of regulatory submissions and approvals; and prospects for commercializing any product candidates of Brickell or third parties, or research and/or licensing collaborations with, or actions of, its partners, including in the United States (“U.S.”), Japan, South Korea, or any other country, or business development activities with other potential partners. The words “may,” “could,” “should,” “might,” “anticipate,” “reflects,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “potential,” “will,” evaluate,” “advance,” “excited,” “aim,” “strive,” “help,” “progress,” “select,” “initiate,” “looking forward,” “promise,” “provide,” “commit,” “best-in-class,” “first-in-class,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report to “Brickell,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Brickell Biotech, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
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
•Our inability to maintain compliance with continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”), including if we are unable to maintain the required minimum closing bid price of our common stock, could result in the delisting of our common stock.
•Major public health issues, and specifically the pandemic and related impacts caused by the ongoing spread of COVID-19 and COVID-19 variants, including in terms of constraints on supply chains and human resource availability, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
•We have sponsored or supported and in the future expect to sponsor or support clinical trials for our product candidates outside the U.S., and the U.S. Food and Drug Administration (“FDA”) and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
•We rely and expect to continue to rely on third-party contractors for supply, manufacture, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
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
•Our receipt of future payments from Botanix SB Inc. (“Botanix”) is contingent on various factors outside of our control, including the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, by Botanix outside of Japan, the successful continued commercialization of sofpironium bromide gel, 5% (“ECCLOCK®”) by Kaken Pharmaceutical Co., Ltd. (“Kaken”) in Japan, and the sufficiency of funds to pay us and Bodor Laboratories, Inc. (“Bodor”), the licensor of this product.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$14,480	$26,884
Prepaid expenses and other current assets	3,771	2,716
Total current assets	18,251	29,600
Property and equipment, net	45	58
Contract asset, net of current portion	181	—
Operating lease right-of-use asset	30	59
Total assets	$18,507	$29,717
Liabilities, redeemable preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$1,263	$1,605
Accrued liabilities	1,571	3,136
Lease liability, current portion	36	69
Total current liabilities	2,870	4,810

Commitments and contingencies (Note 6)
Redeemable preferred stock, $0.01 par value, 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 1 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 121,066,161 and 119,377,286 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,211	1,194
Additional paid-in capital	170,350	169,080
Accumulated deficit	(155,924)	(145,367)
Total stockholders’ equity	15,637	24,907
Total liabilities, redeemable preferred stock, and stockholders’ equity	$18,507	$29,717

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Contract revenue	$4,315	$—	$4,315	$—
Royalty revenue	—	151	92	168
Total revenue	4,315	151	4,407	168
Operating expenses:
Research and development	1,865	8,838	7,878	14,890
General and administrative	3,908	2,891	7,394	5,858
Total operating expenses	5,773	11,729	15,272	20,748
Loss from operations	(1,458)	(11,578)	(10,865)	(20,580)
Other income	313	459	314	490
Interest expense	(2)	(30)	(6)	(64)
Net loss attributable to common stockholders	$(1,147)	$(11,149)	$(10,557)	$(20,154)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.01)	$(0.16)	$(0.09)	$(0.31)
Weighted-average shares used to compute net loss per common share attributable to common stockholders, basic and diluted	119,486,317	68,856,370	119,432,103	64,646,565

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	119,377,286	$1,194	$169,080	$(145,367)	$24,907
Stock-based compensation	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(9,410)	(9,410)
Balance, March 31, 2022	—	—	119,377,286	1,194	169,631	(154,777)	16,048
Issuance of redeemable preferred stock	1	—	—	—	—	—	—
Common stock issued, net of issuance costs of $46	—	—	1,419,970	14	117	—	131
Issuance of common stock for cash under employee stock purchase plan	—	—	268,905	3	26	—	29
Stock-based compensation	—	—	—	—	576	—	576
Net loss	—	—	—	—	—	(1,147)	(1,147)
Balance, June 30, 2022	1	$—	121,066,161	$1,211	$170,350	$(155,924)	$15,637

Balance, December 31, 2020	—	$—	53,551,461	$536	$132,492	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	—	—	12,444,887	124	8,845	—	8,969
Issuance of common stock, net of issuance costs of $50	—	—	1,083,548	11	1,617	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	96,350	1	(53)	—	(52)
Stock-based compensation	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	—	—	67,176,246	672	143,370	(114,898)	29,144
Common stock issued, net of issuance costs of $259	—	—	4,768,976	47	3,890	—	3,937
Stock-based compensation	—	—	—	—	421	—	421
Net loss	—	—	—	—	—	(11,149)	(11,149)
Balance, June 30, 2021	—	$—	71,945,222	$719	$147,681	$(126,047)	$22,353
See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,557)	$(20,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,127	890
Depreciation	13	8
Gain on loan extinguishment	—	(437)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including long-term portion of contract asset	(1,240)	(1,092)
Accounts payable	(342)	1,932
Accrued liabilities	(1,510)	(1,352)
Net cash used in operating activities	(12,509)	(20,205)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(36)
Net cash used in investing activities	—	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	131	5,565
Payments of taxes related to net share settlement of equity awards	(55)	—
Proceeds from the issuance of commons stock under employee stock purchase program	29	—
Proceeds from the exercise of warrants	—	8,969
Net cash provided by financing activities	105	14,534

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,404)	(5,707)
CASH AND CASH EQUIVALENTS—BEGINNING	26,884	30,115
CASH AND CASH EQUIVALENTS—ENDING	$14,480	$24,408

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Forgiveness of Paycheck Protection Program loan	$—	$437

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Brickell Biotech, Inc. (the “Company” or “Brickell”) is a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Brickell’s pipeline consists of several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders. This includes: BBI-02, a novel, clinical-stage, potential first-in-class, oral DYRK1A inhibitor with strong preclinical validation for treatment of autoimmune and inflammatory diseases, such as atopic dermatitis, rheumatoid arthritis, and type 1 diabetes; BBI-10, a novel, preclinical-stage oral Stimulator of Interferon Genes (STING) inhibitor that has demonstrated dose-dependent cytokine reduction in nonclinical studies providing proof of mechanism for the potential treatment of autoinflammatory and rare genetic diseases; and a platform of next-generation DYRK, CDC2-like kinase (CLK), Leucine-Rich Repeat Kinase 2 (LRRK2), and TTK protein kinase (TTK), also known as Monopolar spindle 1 (Mps1) kinase, inhibitors with the potential to produce treatments for autoimmune, inflammatory, and other debilitating conditions. Brickell’s executive management team and board of directors bring extensive experience in product development and global commercialization, having served in senior leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, Juvederm®, Pluvicto®, and Sofpironium Bromide. Brickell’s strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that Brickell believes can meaningfully benefit patients who are suffering from chronic, debilitating diseases that are underserved by available therapies.
Reverse Stock Split
Effective July 5, 2022, the Company effected a 1-for-45 reverse stock split of outstanding shares of its common stock. Share and per share amounts reported as of and prior to June 30, 2022 in the condensed consolidated financial statements and notes do not reflect the adjusted share and per share amounts that were effective on and after July 5, 2022, unless otherwise noted. Additional details of the reverse stock split are reported in Note 7. “Capital Stock.”
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the six months ended June 30, 2022, the Company had a net loss of $10.6 million and net cash used in operating activities of $12.5 million. As of June 30, 2022, the Company had cash and cash equivalents of $14.5 million and an accumulated deficit of $155.9 million.
The Company believes that its cash and cash equivalents as of June 30, 2022, combined with $2.0 million from expected near-term payments from Botanix SB Inc. (“Botanix”) under the Asset Purchase Agreement (as defined in Note 3. “Strategic Agreements”), will be sufficient to fund its operations for at least the next 12 months. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and other activities. However, the Company may be unable to raise additional funds, which would have a negative impact on the Company’s business, financial condition, and the Company’s ability to develop its pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to the Company’s stockholders.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc. (“Brickell Subsidiary”), and are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.
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

	Level 1

	June 30, 2022	December 31, 2021
Assets:
Money market funds	$13,480	$25,875

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
Revenue Recognition
The Company has recognized revenue primarily from royalty fees received under the Kaken Agreement and upfront fees, research reimbursements, and sublicense income received under the Asset Purchase Agreement described in Note 3. “Strategic Agreements.” The terms of the agreements may include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and various sales-based payments.
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
Contract Revenue
The Company evaluates its contracts, including asset sale arrangements that involve the Company’s rights to intellectual property, to determine whether they are outputs of the Company’s ordinary activities and whether the counterparty meets the definition of a customer. If the arrangement is determined to be a contract with a customer and the goods or services sold are determined to be distinct from other performance obligations identified in the arrangement, the Company recognizes revenue primarily from non-refundable upfront fees, milestone payments, and sales-based payments allocated to the goods or services when (or as) control is transferred to the customer, and the customer can use and benefit from the goods or services.
Licenses of Intellectual Property
If a license for the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue when the license is transferred to the customer, and the customer can use and benefit from the license.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), excluding sales-based milestone payments discussed below, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The most likely amount method is generally utilized when there are only two possible outcomes and represents the Company’s best estimate of the single most likely outcome to be achieved. If it is probable that a significant revenue reversal would not occur, the variable consideration for the associated milestone is included in the transaction price. Milestone payments contingent on regulatory approvals that are not within the Company and the Company’s collaboration partner’s control, as applicable, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the variable consideration. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.
Sales-Based Payments
For license arrangements that include sales-based payments such as royalties or milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the sales-based payments relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the sales-based payment has been allocated has been satisfied (or partially satisfied). Sales-based payments received under license arrangements are recorded as royalty revenue in the Company’s condensed consolidated statements of operations.
For non-license arrangements that include sales-based payments, including earnout payments and milestone payments based on the level of sales, the Company estimates the sales-based payments (variable consideration) to be achieved and recognizes revenue to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company may use either the most likely amount, as described above, or the expected value method, in making such estimates based on the nature of the payment to be received and whether there is a wide range of outcomes or only two possible outcomes. The expected value method represents the sum of probability-weighted amounts in a range of possible consideration amounts. The Company bases its estimates using the applicable method described above on factors such as, but not limited to, required regulatory approvals, historical sales levels, market events and projections, and other factors as appropriate. The Company updates its estimates at each reporting period based on actual results and future expectations as necessary.
Contract Asset
For non-license arrangements involving the upfront sale and transfer of the Company’s intellectual property rights, the Company recognizes estimated variable consideration as revenue as discussed above before the customer pays consideration or before payment is due. The excess revenue recognized is presented as a contract asset on the Company’s condensed consolidated balance sheets. Actual amounts paid or due by the customer are recorded as a reduction to the contract asset. Any revisions to the Company’s estimated revenue based on actual results and future expectations are recognized as an adjustment to the contract asset.
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
The Company has entered into and may continue to enter into licensing or subscription arrangements to access and utilize certain technology. In each case, the Company evaluates if the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expenses when they are paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
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
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Outstanding warrants	27,944,544	27,944,544
Outstanding options	10,449,516	6,716,167
Unvested restricted stock units	—	47,435
Total	38,394,060	34,708,146

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
Redeemable Preferred Stock
The Company issued one share of redeemable preferred stock in May 2022. The redeemable preferred stock contained provisions that required redemption under circumstances that were outside of the Company’s control and was classified as a mezzanine instrument outside of the Company’s capital accounts. The share of redeemable preferred stock was sold to one investor for $10 and was subsequently redeemed in July 2022, as described further in Note 7. “Capital Stock.”
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

NOTE 3. STRATEGIC AGREEMENTS
Exclusive License and Development Agreement with Carna
On February 2, 2022, the Company entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, the Company made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the condensed consolidated statements of operations during the six months ended June 30, 2022.
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of June 30, 2022 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, clinical-stage, potential first-in-class, oral DYRK1A inhibitor, and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of its common stock to Voronoi.
With respect to BBI-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of June 30, 2022 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), the Company and Brickell Subsidiary entered into an asset purchase agreement with Botanix and Botanix Pharmaceuticals Limited (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by the Company or Brickell Subsidiary (the “Assets”). The Company had previously entered into a License Agreement with Bodor Laboratories, Inc. (“Bodor”), dated December 15, 2012 (last amended in February 2020) that provided the Company with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced the Company as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to the Company under the Amended and Restated License Agreement, the Company also previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which was earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (ECCLOCK®) for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was also assigned to Botanix, which replaced the Company as the exclusive sub-licensor to Kaken. During the three and six months ended June 30, 2022, prior to entering into the Asset Purchase Agreement, the Company recognized royalty revenue of $0 and $0.2 million, respectively, under the Kaken Agreement. During the three and six months ended June 30, 2021, the Company recognized royalty revenue of $0.1 million and $0.2 million, respectively.
The Company determined that the development of and ultimate sale and assignment of rights to the Assets is an output of the Company’s ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, the Company (i) received an upfront payment at closing in the amount of $3.0 million, (ii) is to be reimbursed for certain recent development expenditures in advancement of the Assets, and (iii) will receive from Botanix contingent near-term milestone payments of (a) $2.0 million upon the acceptance by the U.S. Food and Drug Administration (“FDA”) of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (b) $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. The Company also is eligible to receive additional success-based regulatory and sales milestone payments of up to $168 million. Further, the Company will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to the Company a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement (together, the “Sublicense Income”). During the three and six months ended June 30, 2022, the Company recorded contract revenue for the upfront payment received by the Company from Botanix of $3.0 million, reimbursed development expenditures from Botanix under the Asset Purchase Agreement of $0.6 million, and fees for consulting services the Company provided under the TSA (as defined below) of $0.4 million. Additionally, during the three and six months ended June 30, 2022, the Company recognized contract revenue of $0.3 million related to the Sublicense Income, which represents the Company’s estimate of payments that will be earned by the Company in the applicable period from royalties Botanix will receive from Kaken to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Such payments vary based on net sales that are impacted by a wide variety of market and other factors and, as such, the Company utilized the expected value approach, which the Company believes will best predict the amount of consideration to which it will be entitled. In relation to the sales-based milestone payments that Botanix may receive from Kaken in the future, the Company utilized the most likely amount method and determined it is not yet probable that the Company will receive any payments from Botanix in relation to such milestone payments. Therefore, the Company determined that such milestone payments are fully constrained as of June 30, 2022, and, as such, have not yet been recognized as contract revenue.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals or is based upon future sales that the Company determined are not yet probable due to such revenues being highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, the Company determined that such variable consideration amounts are fully constrained as of June 30, 2022, and as such, did not recognize such amounts as contract revenue.
With respect to the recognition of contract revenue for the Sublicense Income based on future royalties that will be due to Botanix from Kaken, certain amounts are not yet due from Botanix. Therefore, the Company has recorded a contract asset equal to the amount of revenue recognized to date related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income to date. As of June 30, 2022, the contract asset related to the Sublicense Income is $0.3 million, of which $0.2 million is included within prepaid expenses and other current assets in the condensed consolidated balance sheet.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, the Company and Botanix entered into a transition services agreement (the “TSA”) whereby the Company is providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services, the Company will receive from Botanix, (i) prior to the acceptance of the filing by the FDA of such NDA, a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing by the FDA of such NDA, a variable amount based upon actual hours worked, in each case plus related fees and expenses of the Company’s advisors (plus a 5% administrative fee) and the Company’s out-of-pocket expenses. During the three and six months ended June 30, 2022, the Company recognized contract revenue of $0.4 million related to these services.
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, the Company, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that the Company and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, the Company has agreed to pay Bodor (i) 18% of the amount of each payment actually received by the Company from Botanix for upfront and milestone payments under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to low-teen digits, of the actual amount of each of the applicable Earnout Payments received by the Company from Botanix. During the three and six months ended June 30, 2022, the Company incurred $0.5 million of general and administrative expenses for payments due to Bodor.
Pursuant to the terms of the Asset Purchase Agreement, the Company retained its obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of its common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. As such regulatory milestone event has not yet been achieved, no research and development expenses associated with milestones were incurred during the three or six months ended June 30, 2022 and 2021. Prior to the execution of the Rights Agreement, the Company paid Bodor immaterial amounts with respect to the royalties the Company received from Kaken for sales of sofpironium bromide gel, 5% (ECCLOCK) in Japan during those periods.

NOTE 4. DETAILED ACCOUNT BALANCES
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid clinical trial costs	$2,390	$1,443
Prepaid insurance	694	921
Accounts receivable	358	125
Other prepaid expenses	170	168
Contract asset	152	—
Other short-term assets	7	59
Total	$3,771	$2,716

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$1,016	$1,861
Accrued professional fees	382	452
Accrued contracted research and development services	173	823
Total	$1,571	$3,136

NOTE 5. NOTE PAYABLE
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds in the principal amount of $0.4 million and bearing interest at a fixed rate of 1.00% per annum to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which was forgiven in full in June 2021. As a result, during the six months ended June 30, 2021, the Company recognized a gain on extinguishment of debt of approximately $0.4 million in the condensed consolidated statements of operations within the line “Other income.”

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
Upon modification of the Boulder Lease, the Company reassessed classification of the lease and determined that the lease still met the criteria to be classified as an operating lease. Furthermore, the Company remeasured the lease liability as of the effective date by calculating the present value of the new lease payments, discounted at the Company’s updated incremental borrowing rate of 11.0%, over the extended term of 18 months. The operating expenses are variable and are not included in the present value determination of the lease liability. Because the Company was not reasonably certain to exercise the renewal option, the option was not considered in determining the lease term, and associated potential additional payments were excluded from lease payments.
The following is a summary of the contractual obligations related to operating lease commitments as of June 30, 2022 (in thousands):

Total maturities, through December 31, 2022	$37
Less imputed interest	(1)
Present value of lease liability	$36
Licensing and Other Agreements
Refer to Note 3. “Strategic Agreements” for more information about the Company’s obligations under its licensing and other agreements.

NOTE 7. CAPITAL STOCK
Common Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 300,000,000 shares of common stock with a par value of $0.01 per share. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance as of June 30, 2022 as follows:

June 30, 2022
Common stock warrants	27,944,544
Common stock options outstanding	10,449,516
Shares available for grant under the Omnibus Plan	5,627,209
Shares available for grant under the Employee Stock Purchase Plan	2,181,810
Total	46,203,079

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
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three and six months ended June 30, 2022, the Company sold 1,419,970 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $0.12 per share, for aggregate net proceeds of $0.2 million, after giving effect to a 3% commission to the Agents. During the three and six months ended June 30, 2021, the Company sold 3,963,476 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to the Agents. As of June 30, 2022, approximately $45.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three and six months ended June 30, 2022, no sales of common stock under the 2020 ATM Agreement occurred. During the three months ended June 30, 2021, the Company sold 5,500 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $1.16 per share, for aggregate net proceeds of approximately $6.2 thousand, after giving effect to a 3% commission to Oppenheimer as agent. During the six months ended June 30, 2021, the Company sold 1,089,048 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of June 30, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 100,000 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three and six months ended June 30, 2022, no sales of common stock under the Purchase Agreement occurred. During the three and six months ended June 30, 2021, the Company sold to Lincoln Park 800,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $0.6 million. As of June 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement. However, only 57,751 of such shares (less than $175,000 of shares assuming a sale date of August 11, 2022) have been registered by the Company under the Securities Act of 1933, as amended.
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
Reverse Stock Split
On June 30, 2022, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock. The Company effected the reverse stock split at a split ratio of 1-for-45 on July 5, 2022, at which date each forty-five (45) shares of common stock issued and outstanding immediately prior to the reverse stock split were automatically reclassified, combined, and converted into one (1) validly issued, fully paid and non-assessable share of the Company’s common stock, subject to the treatment of fractional share interests as described below. Proportional adjustments were made to the number of shares of the Company’s common stock subject to outstanding equity awards and warrants, as well as the applicable exercise price.
No fractional shares were issued in connection with the reverse stock split. All fractional shares were aggregated and sold at the then-prevailing prices on The Nasdaq Capital Market on behalf of those stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse stock split. After completion of such sale, stockholders who would have been entitled to a fractional share instead received a cash payment in an amount equal to their respective pro rata shares of the total proceeds of that sale net of any brokerage costs incurred to sell such stock.

Preferred Stock
Under the Company’s amended and restated certificate of incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. On May 25, 2022, the Company issued and sold one share of the Company’s preferred stock that was designated as Series A Preferred Stock (the “Series A Preferred Stock”) for a nominal amount. As of June 30, 2022, the outstanding share of Series A Preferred Stock had 80,000,000 votes exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The terms of the Series A Preferred Stock provided that it would be voted, without action by the holder, on any such proposal in the same proportion as shares of the Company’s common stock were voted. The Series A Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware. The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series A Preferred Stock was not entitled to receive dividends of any kind.

The Series A Preferred Stock was redeemed in whole on July 5, 2022 upon the effectiveness of the amendment to the Certificate of Incorporation implementing the reverse stock split. Other than the one share of the Company’s Series A Preferred Stock outstanding as of June 30, 2022, as of such date the Company had not issued or designated the rights, preferences, or privileges of any other class or series of preferred stock.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of June 30, 2022, 1,224,091 and 111,373 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
On May 17, 2022, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 5,372,000 shares. As of June 30, 2022, 14,551,389 shares were authorized and 9,114,082 shares were subject to outstanding awards under the Omnibus Plan. As of June 30, 2022, 5,627,209 shares remained available for grant under the Omnibus Plan.
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

2022, the Company had 2,181,810 shares available for issuance and 418,190 cumulative shares had been issued under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$113	$88	$216	$197
General and administrative	463	333	911	693
Total stock-based compensation expense	$576	$421	$1,127	$890

NOTE 9. SUBSEQUENT EVENTS
At Market Issuance Sales Agreements
Subsequent to June 30, 2022 and through August 11, 2022, the Company sold shares of common stock under the 2021 ATM Agreement for aggregate net proceeds of approximately $0.7 million.
Nasdaq Minimum Bid Price Compliance
On July 19, 2022, the Company received formal notice from The Nasdaq Stock Market (“Nasdaq”) stating that it regained compliance with the minimum bid price requirement for continued listing on Nasdaq and, accordingly, that the previously-scheduled hearing regarding the delisting action had been canceled and the Company’s common stock will continue to be listed and traded on Nasdaq.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives by developing innovative and differentiated prescription therapeutics for the treatment of autoimmune, inflammatory, and other debilitating diseases. Our pipeline consists of several development-stage candidates and a cutting-edge platform with broad potential in autoimmune and inflammatory disorders. Our executive management team and board of directors bring extensive experience in product development and global commercialization, having served in senior leadership roles at large global pharmaceutical companies and biotechs that have developed and/or launched successful products, including several that were first-in-class and/or achieved iconic status, such as Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, Juvederm®, Pluvicto®, and Sofpironium Bromide. Our strategy is to leverage this experience to in-license, acquire, develop, and commercialize innovative pharmaceutical products that we believe can meaningfully benefit patients who are suffering from chronic, debilitating diseases that are underserved by available therapies. We have demonstrated our success with this strategy by developing sofpironium bromide gel, 15%, a novel treatment for primary axillary hyperhidrosis, from an early preclinical stage through a successful Phase 3 program in the U.S. and through marketing approval and commercial launch in Japan with our former partner Kaken, culminating in the sale of our rights in sofpironium bromide to Botanix.

The following image summarizes our current pipeline and corresponding development programs:
Research & Development Programs
BBI-02: A Potential First-in-Class Oral DYRK1A Inhibitor for the Treatment of Autoimmune and Inflammatory Diseases
In August 2021, we entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, clinical-stage, potential first-in-class, highly selective, and orally bioavailable small molecule DYRK1A inhibitor that aims to restore immune balance in patients whose immune systems have become dysregulated. Based on the promising preclinical efficacy data generated to date, we believe BBI-02 has the potential to be a first-in-class, potent therapy for the treatment of a wide array of debilitating autoimmune and inflammatory diseases.
BBI-02 is our lead development-stage program and has demonstrated promising results in various preclinical models, including for atopic dermatitis (“AD”) and rheumatoid arthritis. In these models, BBI-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as Janus kinase (JAK) inhibitors and anti-tumor necrosis factor (“TNF”) biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressive, which may lead to severe side effects, such as increased infection risk. Preclinical data have shown BBI-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T-cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T-cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The myeloid differentiation primary response 88 (“MyD88”) protein is normally spliced into a long form and a short form. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, not being phosphorylated and so appears to deactivate downstream cascades of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, BBI-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
In May 2022, we initiated a first-in-human Phase 1 clinical trial for BBI-02 (“BBI-02-101”) in Canada, which marks the first time a DYRK1A inhibitor intended for patients with autoimmune diseases has been administered in humans. BBI-02-101 is a randomized, double-blind, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of BBI-02 capsules in both healthy subjects and patients with AD. In the first quarter of 2022, we successfully submitted a Clinical Trial Application for BBI-02 to Health Canada and subsequently received a No Objection Letter, allowing the BBI-02-101 study to proceed as planned. Part 1A of the study is a single ascending dose (“SAD”) assessment of BBI-02 capsules or placebo in up to 56 healthy subjects across seven cohorts at one study center. Part 1B of the study will be a multiple ascending dose (“MAD”) assessment of BBI-02 capsules or placebo administered once daily for 14 days. The MAD part of the study is expected to enroll a total of 33 healthy subjects across three cohorts at one study center. Part 2 of the study will compare BBI-02 to placebo in AD patients over 28 days of dosing. Part 2 is expected to enroll approximately 40 patients with moderate-to-severe AD at up to 12 study centers and will include a preliminary assessment of efficacy. We continue to enroll and dose patients in BBI-02-101 and plan to initiate the MAD part of the study in September 2022. We remain on track to report topline results from the Phase 1 SAD and MAD trials (Parts 1A and 1B) by early 2023. Additionally, we plan to prepare and file an investigational new drug (IND) application with the FDA for further research and development of BBI-02 in the U.S.
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
BBI-10: A Covalent STING Inhibitor for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
In February 2022, we entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel, preclinical-stage oral Stimulator of Interferon Genes (“STING”) inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
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
BBI-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally available covalent STING inhibitor that specifically targets the palmitoylation site of STING. This allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. BBI-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that BBI-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with BBI-10 demonstrate significant decreases in pro-inflammatory cytokine production following stimulation of STING. Preclinical development activities for BBI-10 are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022.
For BBI-10, as of the date of this Quarterly Report, we currently have one pending PCT application and one pending priority patent application. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
As part of the Voronoi License Agreement, in August 2021 we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors. This library of new chemical entities includes next-generation DYRK1A inhibitors, as well as other molecules that specifically inhibit CDC2-like kinase (“CLK”), Leucine-Rich Repeat Kinase 2 (“LRRK2”) and TTK protein kinase (“TTK”), also known as Monopolar spindle 1 (Mps1) kinases. A number of these drug candidates have the potential to penetrate the blood brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology. We are currently engaged in research to identify both brain penetrant and non-brain penetrant new chemical entities from this next-generation kinase inhibitor platform.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution based on our exclusive license from Voronoi related to DYRK1A, LRRK2, TTK, and CLK kinases.
Strategic, Licensing, and Other Arrangements
Exclusive License and Development Agreement with Carna
In February 2022, we entered into the Carna License Agreement with Carna, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, we made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the condensed consolidated statements of operations during the six months ended June 30, 2022.
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of June 30, 2022 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
License and Development Agreement with Voronoi
In August 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, clinical-stage, potential first-in-class, oral DYRK1A inhibitor, and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 2,816,901 shares, of our common stock to Voronoi.
With respect to BBI-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of June 30, 2022 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), we and Brickell Subsidiary, Inc. (“Brickell Subsidiary”) entered into an asset purchase agreement with Botanix and Botanix Pharmaceuticals Limited (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by us or Brickell Subsidiary (the “Assets”). We had previously entered into a License Agreement with Bodor Laboratories, Inc. (“Bodor”), dated December 15, 2012 (last amended in February 2020) that provided us with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced us as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to us under the Amended and Restated License Agreement, we also previously entered into a License, Development, and Commercialization Agreement with Kaken, dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which we granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, we were entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which was earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (ECCLOCK) for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was also assigned to Botanix, which replaced us as the exclusive sub-licensor to Kaken. During the three and six months ended June 30, 2022, prior to entering into the Asset Purchase Agreement, we recognized royalty revenue of $0 and $0.2 million, respectively, under the Kaken Agreement. During the three and six months ended June 30, 2021, we recognized royalty revenue of $0.1 million and $0.2 million, respectively.
We determined that the development of and ultimate sale and assignment of rights to the Assets is an output of our ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.

In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) are to be reimbursed for certain recent development expenditures in advancement of the Assets, and (iii) will receive from Botanix contingent milestone payments of (a) $2.0 million upon the acceptance by the FDA of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (b) $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. We also are eligible to receive additional success-based regulatory and sales milestone payments of up to $168 million. Further, we will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to us a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement (together, the “Sublicense Income”). During the three and six months ended June 30, 2022, we recorded contract revenue for the upfront payment we received from Botanix of $3.0 million, reimbursed development expenditures from Botanix under the Asset Purchase Agreement of $0.6 million, and fees for consulting services we provided under the TSA (as defined below) of $0.4 million. Additionally, during the three and six months ended June 30, 2022, we recognized contract revenue of $0.3 million related to the Sublicense Income.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals or is based upon future sales that we determined are not yet probable due to such revenues being highly susceptible to factors outside of our influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, we determined that such variable consideration amounts are fully constrained as of June 30, 2022, and, as such, have not yet been recognized as contract revenue.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, we and Botanix entered into a transition services agreement (the “TSA”) whereby we are providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services, we will receive from Botanix, (i) prior to the acceptance of the filing by the FDA of such NDA, a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing by the FDA of such NDA, a variable amount based upon actual hours worked, in each case plus related fees and expenses of our advisors (plus a 5% administrative fee) and our out-of-pocket expenses. During the three and six months ended June 30, 2022, we recognized contract revenue of $0.4 million related to these services.
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, we, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that we and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, we have agreed to pay Bodor (i) 18% of the amount of each payment actually received by us from Botanix for upfront and milestone payments under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to low-teen digits, of the actual amount of each of the applicable Earnout Payments received by us from Botanix. During the three and six months ended June 30, 2022, we incurred $0.5 million of general and administrative expenses for payments due to Bodor.

Pursuant to the terms of the Asset Purchase Agreement, we retained our obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of our common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. As such regulatory milestone event has not yet been achieved, no research and development expenses associated with milestones were incurred during the three or six months ended June 30, 2022 and 2021. Prior to the execution of the Rights Agreement, we paid Bodor immaterial amounts with respect to the royalties we received from Kaken for sales of sofpironium bromide gel, 5% (ECCLOCK) in Japan during those periods.
Nasdaq Listing Matter
As previously disclosed, we received notices of noncompliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market, the most recent of which granted us until June 13, 2022 to regain compliance with that requirement. On June 14, 2022, Nasdaq notified us that we did not regain compliance with the minimum closing bid price requirement as of June 13, 2022, and therefore our common stock would be delisted from The Nasdaq Capital Market, unless we appealed the delisting determination by timely requesting a hearing before the Nasdaq Hearings Panel. We timely requested the hearing, which request stayed any further delisting action, and a hearing was scheduled for July 28, 2022.
On June 30, 2022, our stockholders approved a reverse stock split of our outstanding common stock, which was effected at a split ratio of 1-for-45 on July 5, 2022, at which date each forty-five (45) shares of common stock issued and outstanding immediately prior to the reverse stock split were automatically reclassified, combined and converted into one (1) validly issued, fully paid, and non-assessable share of our common stock, subject to the treatment of fractional share interests. Subsequently, the closing price of our common stock was in excess of $1.00 for 10 consecutive trading days, and on July 19, 2022, we received formal notice from Nasdaq stating that we regained compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market and, accordingly, the previously-scheduled hearing regarding the delisting action was canceled by Nasdaq and our common stock will continue to be listed and traded on Nasdaq.
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
In October 2020, we completed the sale of 19,003,510 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 1,829,812 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 20,833,322 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. During the six months ended March 31, 2021, 12,427,387 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $0.72 per share, resulting in aggregate proceeds of approximately $8.9 million.

In June 2020, we completed the sale of 14,790,133 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 2,709,867 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 17,500,000 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. During the six months ended March 31, 2021, 17,500 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $1.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We have used and continue to use the remaining net proceeds from our common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes. For additional information regarding the offerings described above, see Note 7. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the three and six months ended June 30, 2022, we sold 1,419,970 shares of our common stock under the 2021 ATM Agreement at a weighted-average price of $0.12 per share, for aggregate net proceeds of $0.2 million, after giving effect to a 3% commission to the Agents. During the three and six months ended June 30, 2021, we sold 3,963,476 shares of our common stock under the 2021 ATM Agreement at a weighted-average price of $0.89 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to the Agents. As of June 30, 2022, approximately $45.9 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement. Subsequent to June 30, 2022 and through August 11, 2022, we sold shares of common stock under the 2021 ATM Agreement for aggregate net proceeds of approximately $0.7 million.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the three and six months ended June 30, 2022, no sales of common stock under the 2020 ATM Agreement occurred. During the three months ended June 30, 2021, we sold 5,500 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $1.16 per share, for aggregate net proceeds of approximately $6.2 thousand, after giving effect to a 3% commission to Oppenheimer as agent. During the six months ended June 30, 2021, we sold 1,089,048 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $1.55 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of June 30,

2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 100,000 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 125,000 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 150,000 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three and six months ended June 30, 2022, no sales of common stock under the Purchase Agreement occurred. During the three and six months ended June 30, 2021, we sold to Lincoln Park 800,000 shares under the Purchase Agreement at a weighted-average price of $0.81 per share, for aggregate net proceeds of $0.6 million. As of June 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement. However, only 57,751 of such shares (less than $175,000 of shares assuming a sale date of August 11, 2022) have been registered by us under the Securities Act of 1933, as amended (the “Securities Act”).
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
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license, collaboration, and other agreements. Other than through arrangements as they relate to sales of ECCLOCK in Japan, none of our product candidates has been approved for sale and we have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $10.6 million and $20.2 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $155.9 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•execute a Phase 1 clinical trial, along with other nonclinical development activities, for BBI-02;
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
•hire additional staff, including clinical, regulatory, quality, program and alliance management, scientific, and management personnel; and
•add operational and finance personnel to support product and business development efforts.
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
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic agreements for the development and commercialization of our product candidates. Our strategic agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, sublicense income, earnout payments on net product sales, and royalties on net product sales. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to entering into the Asset

Purchase Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Beginning in the second quarter of 2022, we began recognizing contract revenue pursuant to the terms of the Asset Purchase Agreement. Other than the contract revenue we may generate in connection with the Asset Purchase Agreement, we do not expect to generate any revenue from any product candidates that we developed or develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
Research and Development Expenses
Research and development expenses principally consist of payments to third parties known as clinical research organizations (“CROs”) and upfront in-licensing fees of development-stage assets. CROs help plan, organize, and conduct clinical and nonclinical studies under our direction. Personnel costs, including wages, benefits, and share-based compensation, related to our research and development staff in support of product development activities are also included, as well as costs incurred for supplies, clinical and nonclinical studies, consultants, and facility and related overhead costs.
Below is a summary of our research and development expenses related to our programs by categories of costs for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Direct program expenses related to
Sofpironium bromide (1)	$—	$8,114	$2,090	$13,550
DYRK1A inhibitor program (2)	958	—	1,686	—
STING inhibitor program (3)	28	—	2,038	—

Personnel and other expenses (4)
Salaries, benefits, and stock-based compensation	741	460	1,493	936
Regulatory and compliance	103	244	384	371
Other expenses	35	20	187	33

Total research and development expenses	$1,865	$8,838	$7,878	$14,890
____________
(1)Sofpironium bromide. Expenses associated with sofpironium bromide decreased in the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 as Phase 3 clinical trials were completed in the fourth quarter of 2021. We do not expect to incur any additional research and development expenses related to sofpironium bromide subsequent to the Effective Date, when we sold the assets primarily related to sofpironium bromide that we previously owned and/or licensed to Botanix, which is responsible for all further research, development, and commercialization of sofpironium bromide.
(2)DYRK1A inhibitor program. As part of our potential first-in-class DYRK1A inhibitor program targeting autoimmune and inflammatory diseases, we initiated a Phase 1 clinical trial for BBI-02, our lead DYRK1A inhibitor candidate, in Canada in the second quarter of 2022 that we expect will continue through early 2023. We are also engaged in research to identify new chemical entities from our next-generation kinase inhibitor platform. As a result, in the following years, we expect to incur research and development expenses for these programs at levels consistent with expenditures for development of early-stage assets.
(3)STING inhibitor program. In February 2022, we acquired a portfolio of novel, potent, and orally available STING inhibitors that has broad potential in autoinflammatory diseases. To date, the expenses associated with our STING inhibitor program primarily relate to upfront in-licensing fees. Nonclinical development activities for our lead early-stage STING inhibitor candidate, BBI-10, are currently underway, and we expect to conduct experimental characterization of the STING inhibitor library throughout 2022. As a result, in the following years, we expect to incur research and development expenses for this program at levels consistent with expenditures for development of early-stage assets.
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
Critical Accounting Estimates
We have prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and related disclosures at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition and accrued research and development expenses. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
During the three months ended June 30, 2022, we identified the following to be an additional critical accounting estimate because it is both important to the portrayal of our financial condition and results of operations and requires critical judgment by management and estimates about matters that are uncertain.
Contract Revenue Recognition
Pursuant to the Asset Purchase Agreement described in Note 3. “Strategic Agreements,” we have rights to receive from Botanix future milestone payments, sales-based payments, and sublicense income related to sales-based milestones and royalties earned by Botanix from Kaken under the Kaken Agreement (all of such payments, “Botanix Payments”). The payments under the Asset Purchase Agreement vary based on net sales and/or are contingent upon certain regulatory approvals. Therefore, we are required to estimate the Botanix Payments, which represent variable consideration, to be achieved and recognize revenue to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We may use either the most likely amount or the expected value method in making such estimates based on the nature of the payment to be received and whether there is a wide range of outcomes or only two possible outcomes. For any milestone payments, we utilize the most likely amount method, which represents our best estimate of the single most likely outcome to be achieved. For any royalty-based payments or other consideration where there are more than two possible outcomes, we utilize the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts.
We base our estimates of variable consideration to be recognized as revenue using the applicable method described above on factors such as, but not limited to, required regulatory approvals, historical sales levels, market events and projections, and others as necessary. We update our estimates at each reporting period based on actual results and future expectations as necessary. Our estimates are subject to changes in net sales of sofpironium bromide and the occurrence of contingent events, such as regulatory approvals. Changes in net sales could occur due to various risks such as competitors entering the market, technology changes as to how hyperhidrosis is treated, and foreign exchange risk.
Except for the critical accounting estimates associated with the contract revenue recognition described above, there were no changes during the six months ended June 30, 2022 to our critical accounting estimates as disclosed in our 2021 Annual Report on Form 10-K. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
We believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Revenue	$4,315	$151
Research and development expenses	(1,865)	(8,838)
General and administrative expenses	(3,908)	(2,891)
Total other income, net	311	429
Net loss	$(1,147)	$(11,149)

Revenue
Revenue increased by $4.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Revenue for the three months ended June 30, 2022 consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix, while revenue for the three months ended June 30, 2021 was driven by royalty revenue earned on a percentage of net sales of ECCLOCK in Japan under the Kaken Agreement. Upon entering into the Asset Purchase Agreement on the Effective Date, whereby we sold all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by us, and through June 30, 2022, we recognized contract revenue that was associated with the following: an upfront payment from Botanix of $3.0 million; reimbursed development expenditures from Botanix under the Asset Purchase Agreement of $0.6 million; fees for consulting services we provided under the TSA of $0.4 million; and Sublicense Income under the Asset Purchase Agreement of $0.3 million. We expect contract revenue associated with services we provide under the TSA to continue through the date the FDA issues a final decision on the NDA that will be submitted for sofpironium bromide gel. After June 30,

2022, we expect to continue to recognize contract revenue related to royalties on applicable net sales of sofpironium bromide gel pursuant to the Asset Purchase Agreement, as such estimated sales become probable.
Research and Development
Research and development expenses decreased by $7.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, which was driven primarily by lower clinical expenses of $8.1 million related to sofpironium bromide, partially offset by increased clinical costs of $1.0 million for BBI-02. Throughout 2021, we were executing a U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15%, which concluded in the fourth quarter of 2021. During the second quarter of 2022, we initiated our Phase 1 clinical trial for BBI-02 and began incurring research and develop expenses related to the clinical trial.
General and Administrative Expenses
General and administrative expenses increased by $1.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily related to expenses incurred in the second quarter of 2022 for a $0.5 million payment to Bodor under the Rights Agreement and higher expenses associated with legal and compliance fees of $0.3 million, compensation-related expenses of $0.1 million, and other administrative fees $0.1 million.
Total Other Income, Net
Total other income, net decreased by $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily due to a gain on extinguishment of debt of approximately $0.4 million during the three months ended June 30, 2021 that resulted from the forgiveness of an outstanding loan that we received under the Paycheck Protection Program (the “PPP Loan”) in June 2021, partially offset by $0.3 million of liabilities assumed by Botanix related to development costs during the three months ended June 30, 2022 prior to the Effective Date.
Comparison of the Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Revenue	$4,407	$168
Research and development expenses	(7,878)	(14,890)
General and administrative expenses	(7,394)	(5,858)
Total other income, net	308	426
Net loss	$(10,557)	$(20,154)

Revenue
Revenue increased by $4.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Revenue for the six months ended June 30, 2022 primarily consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix, while revenue for the six months ended June 30, 2021 was driven by royalty revenue earned on a percentage of net sales of ECCLOCK in Japan under the Kaken Agreement. Upon entering into the Asset Purchase Agreement on the Effective Date, whereby we sold all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by us, and through June 30, 2022, we recognized contract revenue that was associated with the following: an upfront payment from Botanix of $3.0 million; reimbursed development expenditures from

Botanix under the Asset Purchase Agreement of $0.6 million; fees for consulting services we provided under the TSA of $0.4 million; and Sublicense Income under the Asset Purchase Agreement of $0.3 million. We expect contract revenue associated with services we provide under the TSA to continue through the date the FDA issues a final decision on the NDA that will be submitted for sofpironium bromide gel. After June 30, 2022, we expect to continue to recognize contract revenue related to royalties on applicable net sales of sofpironium bromide gel pursuant to the Asset Purchase Agreement, as such estimated sales become probable.
Research and Development Expenses
Research and development expenses decreased by $7.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, driven primarily by lower clinical expenses of $11.5 million related to sofpironium bromide, partially offset by upfront costs of $2.0 million incurred for the acquisition of our STING inhibitor platform in February 2022, increased clinical costs of $1.7 million for BBI-02, and increased costs of $0.8 million related to personnel and other expenses. Throughout 2021, we were executing our U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15%, which concluded in the fourth quarter of 2021. During the second quarter of 2022, we initiated our Phase 1 clinical trial for BBI-02 and began incurring research and development expenses related to the clinical trial.
General and Administrative Expenses
General and administrative expenses increased by $1.5 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily related to expenses incurred in the six months ended June 30, 2022 for a $0.5 million payment to Bodor under the Rights Agreement and higher expenses associated with legal and compliance fees of $0.5 million, compensation-related expenses of $0.3 million, and other administrative expenses of $0.2 million.
Total Other Income, Net
Total other income, net decreased by $0.1 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of the PPP Loan in June 2021, partially offset by $0.3 million of liabilities assumed by Botanix related to development costs during the six months ended June 30, 2022 prior to the Effective Date.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the six months ended June 30, 2022 and 2021, we had a net loss of $10.6 million and $20.2 million, respectively. As of June 30, 2022, we had an accumulated deficit of $155.9 million. As of June 30, 2022, we had cash and cash equivalents of $14.5 million compared to $26.9 million as of December 31, 2021. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, and payments received under license and strategic agreements.
We believe that our cash and cash equivalents as of June 30, 2022, combined with $2.0 million from expected near-term payments under the Asset Purchase Agreement, will be sufficient to fund our operations for at least the next 12 months. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and other activities. However, we may be unable to raise additional funds, which would have a negative impact on our business, financial condition, and our ability to develop our pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to our stockholders.
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
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(12,509)	$(20,205)
Investing activities	—	(36)
Financing activities	105	14,534
Total	$(12,404)	$(5,707)

Operating Activities
Net cash used in operating activities of $12.5 million during the six months ended June 30, 2022 decreased compared to $20.2 million during the six months ended June 30, 2021, which was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities, and general working capital requirements. The $7.7 million decrease was impacted by the net effect of a decrease in net loss of $9.6 million and an increase in non-cash operating expenses of $0.7 million, partially offset by the net effect of changes in working capital of $2.6 million.
Investing Activities
Net cash used in investing activities during the six months ended June 30, 2022 decreased by $36 thousand compared to the six months ended June 30, 2021, due to the fact that we did not purchase any property and equipment in the current year period.
Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2022 decreased by $14.4 million compared to the six months ended June 30, 2021. The decrease primarily resulted from net proceeds received during the six months ended June 30, 2021 of $9.0 million from the exercise of warrants and a reduction during the six months ended June 30, 2022 of $5.4 million in proceeds from sales of our common stock under the 2020 and 2021 ATM Agreements.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The successful development, regulatory approval, and commercialization of our pipeline assets will require significant additional financing and depend on a number of factors, including but not limited to the following:
•timely and successful initiation and completion of clinical trials for our product candidate portfolio, which may be significantly costlier than we currently anticipate and/or produce results that do not achieve the endpoints of the trials, or which are ultimately deemed not to be clinically meaningful;
•our ability to receive regulatory approval for our clinical trials;
•achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our and their contractual obligations and with all regulatory and legal requirements applicable to them and to our pipeline assets;
•ability of third parties with which we contract to manufacture consistently adequate clinical trial supplies for development of our pipeline assets, to remain in good standing with regulatory agencies and to develop, validate, and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated current good manufacturing practice (“cGMP”) and other applicable legal requirements, to hire and retain a sufficient and qualified workforce, and to manage their own supply chain(s) to comply with their contractual obligations to us, which supply chains and workforce availability could continue to be constrained during the ongoing COVID-19 pandemic;
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
•the ability of third parties to whom we have sold assets or rights to assets to successfully commercialize those assets, including sofpironium bromide, and the resulting impact on our potential future revenue;
•our ability and our partners’ ability to establish, maintain, and enforce intellectual property rights in and to our pipeline assets, including but not limited to patents, regulatory exclusivity rights, trademarks, copyrights, and licenses;
•our ability to raise capital to commercialize and advance our pipeline assets, which will be limited if our common stock price does not appreciate;
•our success in providing Botanix certain contracted-for services in Botanix’s further development of sofpironium bromide, which will trigger future conditional cash payments depending on the level of success in development; and
•the extent to which Botanix is successful in meeting its contract obligations to its licensor and completing the development and commercial launch of sofpironium bromide outside of Japan.
If we do not achieve one or more of these factors, many of which are beyond our reasonable control, in a timely manner or at all, we could experience significant delays, an inability to fund our operations and research and development, or an inability to obtain regulatory approvals or commercialize our pipeline assets.
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

Major public health issues, and specifically the pandemic and related impacts caused by the ongoing spread of COVID-19 and COVID-19 variants, including in terms of constraints on supply chains and human resource availability, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including any new information that may emerge on COVID-19 variants and the actions to contain COVID-19 or treat its impact, especially for variants, among others, how long it takes for global supply chains to handle the pent-up demand for goods and services and the shutdowns associated around the world with those supply chains, and worker eagerness to return to the workforce and/or change employment patterns.
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
Beginning in March 2022, a stringent lockdown in Shanghai by the Chinese government as a result of rising COVID-19 cases delayed the delivery of materials necessary for our Phase 1 trial for BBI-02. While we received the materials necessary to initiate our Phase 1 trial for BBI-02 on our anticipated timeline, there is no assurance that additional lockdowns, or other related uncertain or unforeseen events caused by this ongoing pandemic, either in China or elsewhere, will not result in delays of any materials or services that may be required for any future research and development activities.

The ultimate impact of this pandemic, or any other health epidemic, continues to be highly uncertain and subject to change. We cannot predict the full extent of potential delays or impacts on our business and that of our key partners, our clinical trials, our research programs, healthcare systems, or the global economy as a whole. However, these effects could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
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
From time to time, we estimate the timing of the anticipated accomplishment of various scientific, clinical, regulatory, other product development, and commercial goals, as well as achievement of certain contractual milestones by us and our partners. These goals may include the commencement or completion of scientific studies and clinical trials and the submission of regulatory filings, as well as product launch. From time to time, we may publicly announce the expected timing of some of these goals. All of these goals are and will be based on numerous assumptions. The actual timing of these goals can vary dramatically compared to our estimates, in some cases for reasons beyond our control or that cannot be anticipated. If we do not meet these goals as publicly announced, or at all, our business and strategies may be adversely affected and, as a result, our stock price may decline.
Our receipt of future payments from Botanix is contingent on various factors outside of our control, including the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, by Botanix outside of Japan, the successful continued commercialization of sofpironium bromide gel, 5% (ECCLOCK) by Kaken in Japan, and the sufficiency of funds by both entities to pay us and Bodor, the licensor of this product.
Our receipt of future regulatory and sales milestone payments, as well as earnout payments, from Botanix is contingent on the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, which in turn depends on a number of factors, including but not limited to the following:
•whether Botanix is required to conduct additional clinical trials to support its submission of an NDA with the FDA for sofpironium bromide;
•whether Kaken is able to execute successfully, in a timely, compliant, and efficient manner, certain active pharmaceutical ingredient (“API”)-related activities (chemistry, manufacturing, and controls) that Botanix is reliant on in connection with FDA approval in the U.S.;
•whether Kaken is able to satisfy its requirement to provide Botanix with certain key regulatory information that will be used for its NDA submission to the FDA for sofpironium bromide;
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
Although Botanix has reported it plans to submit an NDA for sofpironium bromide gel, 15%, to the FDA in the third quarter of 2022, there can be no assurance that it will receive the necessary approvals. If approval is denied or delayed, we may not receive any of the payments from Botanix provided for in the Asset Purchase Agreement. Even if regulatory approvals are obtained, sofpironium bromide gel, 15%, may not be successfully commercialized and may not generate sufficient revenue for us to receive any such payments.
In addition, certain of the payments that would be due to us from Botanix would be triggered by milestones that do not involve receipt of funds by Botanix, and therefore our receipt of such payments would depend on Botanix’s sufficiency of funds to pay us.
While we assigned the Kaken Agreement to Botanix in May 2022, we remain eligible to receive a portion of future regulatory and sales milestone payments and tiered earnout payments based on a percentage of net sales of ECCLOCK pursuant to the terms of the Asset Purchase Agreement. Kaken has final decision-making authority for the overall regulatory, development, and commercialization strategy for sofpironium bromide, market access activities, pricing and reimbursement activities, promotion, distribution, packaging, sales, and safety and pharmacovigilance in Japan and certain other Asian countries. As a result, Kaken substantially controls commercialization of ECCLOCK in Japan and may make decisions regarding commercialization that may reduce or eliminate the royalties and other payments due to us. We will not receive additional milestone or other payments from Botanix related to Kaken’s sales if Kaken does not continue to be successful in its development, regulatory, or commercial activities, if the approval is withdrawn for any reason, or if Kaken is unable to maintain an adequate price for ECCLOCK in Japan.
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
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due in part to the ongoing military conflict between Russia and Ukraine. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from the conflict in Ukraine or other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine has led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions.
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
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions and global IT threats. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic or other conditions. Domestic and international equity and debt markets are experiencing and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets remain volatile, or an economic recession, including as a result of the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions or other stimulus, our operating results and liquidity could be affected adversely by those factors in many ways, making it more difficult for us to raise funds, and our stock price may decline.
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
•our ability to satisfy all listing requirements of The Nasdaq Capital Market and the impact that may result from any future deficiencies,

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
Moreover, the stock markets in general have experienced substantial volatility in our industry, especially for microcap biotechnology companies, and such volatility has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the ongoing reaction of global markets to the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions and other economic disruptions or concerns, including inflation. These broad market fluctuations may also adversely affect the trading price of our common stock.
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
Our operations to date have been limited primarily to business planning, raising capital, developing and entering into strategic partnerships for our pipeline assets, identifying and in-licensing product candidates, entering into sale arrangements that involve our rights to assets and related intellectual property, conducting clinical trials, and other research and development activities. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or approved products on the market. Our revenue and profitability will depend on development funding for our product portfolio, the receipt of sales milestones and earnout payments under the Asset Purchase Agreement, our ability to satisfy the development and regulatory milestones under applicable in-license agreements, as well as our ability to do the same with regard to any potential future collaboration and license agreements, overall sales of any products, if approved, and our ability to maintain all of our product licenses. Any upfront, milestone, or earnout payments either owed by or to us may vary significantly from product to product, period to period, and country to country, and any such variance could cause a significant fluctuation in our operating results from one period to the next. In addition, we measure compensation cost for stock-based awards made to employees at the grant date of the award, based on the fair value of the award, and recognize the cost as an expense over the employee’s requisite service period. As the variables that we use as a basis for valuing these awards change over time, including our underlying stock price and stock price volatility, the magnitude of the expense that we must recognize may vary significantly. Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of June 30, 2022, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $0.07 per share; (ii) 490,683 shares of our common stock at an exercise price of $10.36 per share; (iii) 9,005 shares of our common stock at an exercise price of $33.31 per share; (iv) 1,556,420 shares of our common stock at an exercise price of $1.16 per share; (v) 17,482,500 shares of our common stock at an exercise price of $1.25 per share; and (vi) 8,405,935 shares of our common stock at an exercise price of $0.72 per share. As of June 30, 2022, we also had 10,449,546 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $2.07 per share.
We are significantly limited in our ability to make sales under the Purchase Agreement with Lincoln Park, which could prevent us from accessing the capital we need to continue our operations and have an adverse effect on our business.
On February 17, 2020, we entered into the Purchase Agreement with Lincoln Park pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $28.0 million of our common stock (subject to certain limitations) from time to time over the 36-month period commencing on August 14, 2020. As of June 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold, under the Purchase Agreement. However, only 57,751 of such shares (less than $175,000 of shares assuming a sale date of August 11, 2022) have been registered by us under the Securities Act.
As a result, our ability to raise capital pursuant to the Purchase Agreement will be materially limited unless we register a significant number of additional shares under the Securities Act. Even if we are ultimately able to sell all shares under the Purchase Agreement, we will still need additional capital to fully implement our business, operating, and development plans.

Our ability to maintain compliance with Nasdaq continued listing requirements, including if we are unable to maintain the closing bid price of our common stock, could result in the delisting of our common stock.
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
On June 14, 2022, Nasdaq notified us that we did not regain compliance with the Rule as of June 13, 2022, and therefore our common stock would be delisted from The Nasdaq Capital Market, unless we appealed the delisting determination by timely requesting a hearing before the Nasdaq Hearings Panel. We timely requested the hearing, which request stayed any further delisting action, and a hearing was scheduled. On July 5, 2022, we effected the 1-for-45 reverse stock split and subsequently the closing price of our common stock was in excess of $1.00 for 10 consecutive trading days. On July 19, 2022, we received formal notice from Nasdaq stating that we regained compliance with the Rule and, accordingly, the previously-scheduled hearing regarding the delisting action was canceled and our common stock will continue to be listed and traded on Nasdaq.
However, there can be no assurance that our stock price will continue to meet the minimum bid price requirement or other requirements for continued listing on Nasdaq. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.
Even if we are not delisted, the perception among investors that we are at a heightened risk of delisting could negatively affect the market price and trading volume of our common stock, or our ability to raise capital.
The reverse stock split of our common stock may have negative consequences, including making our stock less attractive to certain investors, decreasing liquidity and resulting in higher transaction costs.
Although the reverse stock split increased the market price of our common stock for a period of time sufficient to regain compliance with the minimum bid price requirement for continued listing on Nasdaq, some investors may view a reverse stock split negatively, including resulting in a stock price that is still not sufficient to attract investors who do not trade in lower priced stocks. In addition, declines in the trading price of our common stock following the reverse stock split result in percentage declines as an absolute number and as a percentage of our overall market capitalization greater than would occur in the absence of the reverse stock split.
Further, the liquidity of our common stock may be negatively impacted by the reverse stock split, given the reduced number of shares outstanding after the reverse stock split. The reverse stock split also increased the number of our stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock.

In addition, although the reverse stock split did not have any immediate dilutive effect on our stockholders, the number of shares of our common stock authorized for issuance was not proportionately decreased, and therefore the reverse stock split had the effect of reducing the proportion of shares owned by our stockholders relative to the number of shares authorized for issuance, giving our board of directors an effective increase in the relative number of authorized shares available for issuance, in its discretion. The issuance of additional shares of our common stock subsequent to the reverse stock split may result in dilution to the ownership interest of our existing stockholders that is greater than would occur had the reverse stock split not been effected.
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
Risks Related to Legal, Regulatory, and Compliance Matters
We and our partners may never obtain regulatory approval to commercialize any other product candidates, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, the approved product label (aka package insert) will determine the extent of allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter that may be necessary to maximize the commercial success of the products that are approved.
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
Even after we or our partners achieve regulatory approval for a product candidate, if any, we or our partners will be subject to continued regulatory review and compliance obligations, including on how the product is commercialized. For example, with respect to our product candidates for the U.S., the FDA may impose significant restrictions on the approved indicated use(s) for which the product may be marketed or on the conditions of approval. A product candidate’s approval may contain requirements for potentially costly post-approval studies and surveillance, including Phase 4 clinical trials, to monitor the safety and efficacy of the product or include in the approved label restrictions on the product and how it may be used or sold. Approved products also will be subject to ongoing FDA obligations and continued regulatory review with respect to, among other things, the manufacturing, processing, labeling, packaging, distribution, pharmacovigilance and adverse event reporting, storage, advertising, promotion, and recordkeeping for our product candidates. These requirements include submissions of safety and other post-marketing information and reports, registration, continued compliance with cGMP requirements and with the FDA’s GCP requirements and GLP requirements, which are regulations and guidelines enforced by the FDA for all of our product candidates in clinical and preclinical development, and for any clinical trials that we conduct post-approval, as well as continued compliance with the FDA’s laws governing commercialization of the approved product, including but not limited to the FDA’s Office of Prescription Drug Promotion’s regulation of promotional activities and direct-to-consumer advertising, fraud and abuse, antikickback, product sampling, debarment, scientific speaker engagements and activities, formulary interactions as well as interactions with healthcare practitioners, including various conflict-of-interest reporting requirements for any healthcare practitioners we may use as consultants, and laws relating to the pricing of drug products, including federal “best price” regulations that if not met can prohibit us from participating in federal reimbursement programs like Medicare or Medicaid. To the extent that a product candidate is approved for sale in other countries, it may be subject to similar or more onerous (e.g., prohibition on direct-to-consumer advertising and price controls that do not exist in the U.S.) restrictions and requirements imposed by laws and government regulators, and even private institutions, in those countries.
In addition, manufacturers of drug and biologic products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we, our partners, or a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the manufacturing, processing, distribution, or storage facility where, or processes by which, the product is made, a regulatory agency may impose restrictions on that product, us or our partners, including requesting that we or they initiate a product recall, or requiring notice to physicians or the public, withdrawal of the product from the market, or suspension of manufacturing.
If we, our partners, our product candidates, or the manufacturing facilities for our product candidates fail to comply with applicable regulatory requirements, a regulatory agency may:
•impose restrictions on the sale, marketing, advertising, or manufacturing of the product, or amend, suspend, or withdraw product approvals, or revoke necessary licenses;
•mandate modifications to or prohibit promotional and other product-specific materials or require us or our partners to provide corrective information to healthcare practitioners and other customers and/or patients, or in our or their advertising and promotion;
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
•exclude us or our partners from participating in or being eligible for government reimbursement and formulary inclusion;
•initiate audits, inspections, accounting and civil investigations, or litigation;
•impose injunctions, suspensions, or revocations of necessary approvals or other licenses;
•impose other civil or criminal penalties;
•suspend or cancel any ongoing clinical trials;
•place restrictions on the kind of promotional activities that can be done;
•delay or refuse to approve pending applications or supplements to approved applications filed by us or our partners;
•refuse to permit drugs or precursor chemicals to be imported or exported to or from the U.S.;
•suspend or impose restrictions on operations, including costly new manufacturing requirements;
•change or restrict product labeling; or
•seize or detain products or require us or our partners to initiate a product recall.
The regulations, policies, or guidance of the FDA and other applicable government agencies may change quickly, and new or additional statutes or government laws or regulations may be enacted, including at federal, state, and local levels, or case law may issue, which can differ by geography and could prevent or delay regulatory approval of product candidates or further restrict or regulate post-approval activities, including commercialization efforts. We cannot predict the likelihood, nature, or extent of adverse government regulations that may arise from future legislation or administrative action, or judicial outcomes based on litigation, either in the U.S. or abroad. If we or our partners are not able to achieve and maintain regulatory or other legal compliance, we or they may not be permitted to commercialize product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.
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
We have sponsored or supported and expect to continue to sponsor or support one or more of our clinical trials outside of the U.S., including our currently ongoing Phase 1 clinical trial for BBI-02 in Canada. Although the FDA or applicable foreign regulatory authorities may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authorities will accept data from trials conducted outside of the U.S. or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.
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
Even if we or our partners obtain regulatory approval for product candidates, the FDA or comparable foreign regulatory authorities may require labeling changes or impose significant restrictions on a product’s indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.
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
We rely and expect to continue to rely on third-party contractors for supply, manufacture, and distribution of preclinical, clinical, and commercial supplies, and possibly sales and promotion, of any future product candidates.
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to supply, store, manufacture, or distribute preclinical, clinical, or commercial quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, and our ability to supply our products commercially will depend, in part, on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing and commercialization. If we fail to develop and maintain supply and other technical relationships with these third parties, or global conditions like the COVID-19 pandemic significantly and adversely impact such third parties, we may be unable to continue to develop or commercialize our products and product candidates.
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
In addition, certain countries in Europe and certain developing countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties, especially if the patent owner does not enforce or use its patents over a protracted period of time. In some cases, the courts will force compulsory licenses on the patent holder even when finding the patentholder’s patents are valid if the court believes it is in the best interests of the country to have widespread access to an essential product covered by the patent. Further, there is no guarantee that any country will not adopt or impose compulsory licensing in the future. In these situations, the royalty the court requires to be paid by the license holder receiving the compulsory license may not be calculated at fair market value and can be inconsequential, thereby disaffecting the patentholder’s business. In these countries, we may have limited remedies if our patents are infringed or if we are compelled to grant a license to our patents to a third party, which could also materially diminish the value of those patents. This would limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license, especially in comparison to what we enjoy from enforcing our intellectual property rights in the U.S. Finally, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in both U.S. and foreign intellectual property laws, or changes to the policies in various government agencies in these countries, including but not limited to the patent office issuing patents and the health agency issuing pharmaceutical product approvals. For example, in Brazil, pharmaceutical patents require prior initial approval from the Brazilian health agency, ANVISA. Finally, many countries have large backlogs in patent prosecution, and in some countries in Latin America, it can take years, even decades, just to get a pharmaceutical patent application reviewed notwithstanding the merits of the application.
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
Our ability to compete in the highly competitive pharmaceuticals industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, regulatory and compliance, sales and marketing, business development, commercial and other personnel, and directors of our board of directors. We are highly dependent on our management, scientific personnel, and directors. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our current or planned clinical trials, commercialization of our product candidates, or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan in a way that complies with all applicable laws. If we lose the services of any of these individuals, we might not be able to find suitable diverse replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain diverse qualified management and other key personnel or directors in the future due to the intense competition for qualified individuals among biotechnology, pharmaceutical, and other businesses. This risk is heightened recently for most employers by the global reaction to the emergence of the COVID-19 pandemic and its impact on worker availability and government regulation of workplace practices associated with public health and other factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through July 5, 2022				×
3.2	Amended and Restated Bylaws, as currently in effect				×
10.1†	Asset Purchase Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., and Botanix Pharmaceuticals Limited	8-K	5/3/2022	10.1
10.2†	Transition Services Agreement, dated as of May 3, 2022, by and between Botanix SB Inc. and Brickell Biotech, Inc.	8-K	5/3/2022	10.2
10.3†	Rights Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., and Bodor Laboratories, Inc.	8-K	5/3/2022	10.3
10.4+	Brickell Biotech, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended through May 17, 2022	8-K	5/17/2022	10.1
10.5	Subscription and Investment Representation Agreement, dated May 25, 2022, by and between Brickell Biotech, Inc. and the purchaser signatory thereto	8-K	5/25/2022	10.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×
__________________

+	Indicates a management contract or compensatory plan.
†	Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Brickell Biotech, Inc.

Date: August 11, 2022	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)