Form 10-Q/A
period 2022-06-30
Brickell Biotech, Inc.
filed 2022-09-01
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Brickell Biotech, Inc. (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2022 (the “Original 10-Q”), to amend and restate certain items in the Company’s condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, condensed consolidated statements of operations and condensed consolidated statements of redeemable preferred stock and stockholders’ equity for the three and six months ended June 30, 2022 and 2021, related notes, and certain other related matters in the Original 10-Q.
Background of Restatement
Subsequent to the filing of the Original 10-Q, the Company determined that certain of the information in the Original 10-Q had not been appropriately adjusted for the 1-for-45 reverse stock split that the Company had effected on July 5, 2022, after the end of the period covered by, but prior to the filing of, the Original Form 10-Q as required by Accounting Standards Codification 260 and related guidance. Accordingly, the Company is restating the interim financial statements in the Original 10-Q to adjust retroactively common stock share, per-share amounts, and other related balances and computations for the reverse stock split. In addition, because the par value per share of the Company’s common stock was not changed by the reverse stock split, historical amounts for common stock par value and additional paid-in capital have been adjusted retroactively to reflect the reverse stock split.
Updates to Management’s Discussion and Analysis of Financial Condition and Results of Operations, Controls and Procedures, and Risk Factor Disclosures
All common stock share, per-share amounts, and other related balances and computations presented in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors” give effect to the 1-for-45 reverse stock split of the Company’s outstanding shares of common stock that occurred on July 5, 2022.
In addition, the Company’s management has concluded that in light of the presentation error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, as further discussed in Part I, Item 4, “Controls and Procedures.”
Items Amended in this Form 10-Q/A
This Form 10-Q/A sets forth the Original 10-Q, as modified and superseded where necessary to reflect the restatement and the related internal control considerations. Accordingly, the following items included in the Original 10-Q have been amended:
•Part I, Item 1, Financial Statements
•Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part I, Item 4, Controls and Procedures
•Part II, Item 1A, Risk Factors
Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Form 10-Q/A currently dated certifications from its principal executive officer and principal financial officer as Exhibits 31.1, 31.2 and 32.1.

Except as described above, this Form 10-Q/A does not amend, update, or change any other disclosures in the Original 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q, and, except as expressly described above, does not modify or update any other disclosures in the Original 10-Q.

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
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and under a similar heading in any other periodic or current report we may file with the SEC in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part II, Item 1A, “Risk Factors” in this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

BRICKELL BIOTECH, INC.
FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (RESTATED)
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$14,480	$26,884
Prepaid expenses and other current assets	3,771	2,716
Total current assets	18,251	29,600
Property and equipment, net	45	58
Contract asset, net of current portion	181	—
Operating lease right-of-use asset	30	59
Total assets	$18,507	$29,717
Liabilities, redeemable preferred stock, and stockholders’ equity
Current liabilities:
Accounts payable	$1,263	$1,605
Accrued liabilities	1,571	3,136
Lease liability, current portion	36	69
Total current liabilities	2,870	4,810

Commitments and contingencies (Note 7)
Redeemable preferred stock, $0.01 par value, 5,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 1 and 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 2,690,360 and 2,652,828 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	171,534	170,247
Accumulated deficit	(155,924)	(145,367)
Total stockholders’ equity	15,637	24,907
Total liabilities, redeemable preferred stock, and stockholders’ equity	$18,507	$29,717

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Contract revenue	$4,315	$—	$4,315	$—
Royalty revenue	—	151	92	168
Total revenue	4,315	151	4,407	168
Operating expenses:
Research and development	1,865	8,838	7,878	14,890
General and administrative	3,908	2,891	7,394	5,858
Total operating expenses	5,773	11,729	15,272	20,748
Loss from operations	(1,458)	(11,578)	(10,865)	(20,580)
Other income	313	459	314	490
Interest expense	(2)	(30)	(6)	(64)
Net loss attributable to common stockholders	$(1,147)	$(11,149)	$(10,557)	$(20,154)
Net loss per common share attributable to common stockholders, basic and diluted	$(0.43)	$(7.29)	$(3.98)	$(14.03)
Weighted-average shares used to compute net loss per common share attributable to common stockholders, basic and diluted	2,655,251	1,530,142	2,654,046	1,436,591

See accompanying notes to these condensed consolidated financial statements.

BRICKELL BIOTECH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (RESTATED)
(in thousands, except share data)
(unaudited)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	2,652,828	$27	$170,247	$(145,367)	$24,907
Stock-based compensation	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(9,410)	(9,410)
Balance, March 31, 2022	—	—	2,652,828	27	170,798	(154,777)	16,048
Issuance of redeemable preferred stock	1	—	—	—	—	—	—
Common stock issued, net of issuance costs of $46	—	—	31,557	—	131	—	131
Issuance of common stock for cash under employee stock purchase plan	—	—	5,975	—	29	—	29
Stock-based compensation	—	—	—	—	576	—	576
Net loss	—	—	—	—	—	(1,147)	(1,147)
Balance, June 30, 2022	1	$—	2,690,360	$27	$171,534	$(155,924)	$15,637

Balance, December 31, 2020	—	$—	1,190,032	$12	$133,016	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	—	—	276,553	3	8,966	—	8,969
Issuance of common stock, net of issuance costs of $50	—	—	24,079	—	1,628	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	2,141	—	(52)	—	(52)
Stock-based compensation	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	—	—	1,492,805	15	144,027	(114,898)	29,144
Common stock issued, net of issuance costs of $259	—	—	105,977	1	3,936	—	3,937
Stock-based compensation	—	—	—	—	421	—	421
Net loss	—	—	—	—	—	(11,149)	(11,149)
Balance, June 30, 2021	—	$—	1,598,782	$16	$148,384	$(126,047)	$22,353
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
Reverse Stock Split (Restated)
On July 5, 2022, the Company effected a 1-for-45 reverse stock split of outstanding shares of its common stock. All common stock share, per-share amounts, and other related balances and computations reported as of and prior to June 30, 2022 in the condensed consolidated financial statements and notes reflect the adjusted common stock share, per-share amounts, and other related balances and computations that were effective on and after July 5, 2022. Additional details of the reverse stock split are reported in Note 8. “Capital Stock.”
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
The Company believes that its cash and cash equivalents as of June 30, 2022, combined with $2.0 million from expected near-term payments from Botanix SB Inc. (“Botanix”) under the Asset Purchase Agreement (as defined in Note 4. “Strategic Agreements”), will be sufficient to fund its operations for at least the next 12 months. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and other activities. However, the Company may be unable to raise additional funds, which would have a negative impact on the Company’s business, financial condition, and the Company’s ability to develop its pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to the Company’s stockholders.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On July 5, 2022, the Company effected a 1-for-45 reverse stock split of outstanding shares of its common stock. Accordingly, all references to common stock share, per-share amounts, and other related balances and computations in the accompanying condensed consolidated financial statements and related notes have been adjusted to reflect the reverse stock split, on a retroactive basis, unless indicated otherwise.
Subsequent to the filing of the Original 10-Q, the Company determined that certain components of the Company’s equity and disclosures of common stock share, per-share amounts, and other related balances and computations in the Original 10-Q should have been adjusted for the 1-for-45 reverse stock split that the Company had effected on July 5, 2022, after the end of the period covered by, but prior to the filing of, the Original Form 10-Q. Accordingly, all common stock share, per-share amounts, and other related balances and computations have been restated in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, condensed consolidated statements of operations and condensed consolidated statements of redeemable preferred stock and stockholders’ equity for the three- and six-month periods ended June 30, 2022 and 2021, and certain notes related thereto. Because the par value per share of the Company’s common stock was not changed by the reverse stock split, historical amounts for common stock par value and additional paid-in capital have been adjusted retroactively to reflect the reverse stock split in the condensed consolidated balance sheets at June 30, 2022 and December 31, 2021, and in the condensed consolidated statements of redeemable preferred stock and stockholders’ equity for the three- and six-month periods ended June 30, 2022 and 2021.
The following table illustrates the impact of the restatement of basic and diluted net loss per common share attributable to common stockholders on the condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
As previously reported	$(0.01)	$(0.16)	$(0.09)	$(0.31)
Adjustment	$(0.42)	$(7.13)	$(3.89)	$(13.72)
As restated	$(0.43)	$(7.29)	$(3.98)	$(14.03)

The following table illustrates the impact of the restatement of common stock par value and additional paid-in capital on the condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
	Common Stock	Additional Paid-In Capital	Common Stock	Additional Paid-In Capital
As previously reported	$1,211	$170,350	$1,194	$169,080
Adjustment	(1,184)	1,184	(1,167)	1,167
As restated	$27	$171,534	$27	$170,247

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Revenue Recognition
The Company has recognized revenue primarily from royalty fees received under the Kaken Agreement and upfront fees, research reimbursements, and sublicense income received under the Asset Purchase Agreement described in Note 4. “Strategic Agreements.” The terms of the agreements may include non-refundable upfront fees, funding of research and development activities, payments based upon achievement of milestones, and various sales-based payments.
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
Net Loss per Share (Restated)
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
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three and Six Months Ended June 30,
	2022	2021
Outstanding warrants	621,063	621,063
Outstanding options	232,084	149,248
Unvested restricted stock units	—	1,054
Total	853,147	771,365

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
Redeemable Preferred Stock
The Company issued one share of redeemable preferred stock in May 2022. The redeemable preferred stock contained provisions that required redemption under circumstances that were outside of the Company’s control and was classified as a mezzanine instrument outside of the Company’s capital accounts. The share of redeemable preferred stock was sold to one investor for $10 and was subsequently redeemed in July 2022, as described further in Note 8. “Capital Stock.”
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

NOTE 4. STRATEGIC AGREEMENTS
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
License and Development Agreement with Voronoi (Restated)
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, clinical-stage, potential first-in-class, oral DYRK1A inhibitor, and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of its common stock to Voronoi.
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

NOTE 5. DETAILED ACCOUNT BALANCES
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

NOTE 6. NOTE PAYABLE
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

NOTE 7. COMMITMENTS AND CONTINGENCIES
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
Licensing and Other Agreements
Refer to Note 4. “Strategic Agreements” for more information about the Company’s obligations under its licensing and other agreements.

NOTE 8. CAPITAL STOCK (RESTATED)
Reverse Stock Split
On June 30, 2022, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock. The Company effected the reverse stock split at a split ratio of 1-for-45 on July 5, 2022, at which date each forty-five (45) shares of common stock issued and outstanding immediately prior to the reverse stock split were automatically reclassified, combined, and converted into one (1) validly issued, fully paid and non-assessable share of the Company’s common stock, subject to the treatment of fractional share interests as described below. Proportional adjustments were made to the number of shares of the Company’s common stock subject to outstanding equity awards and warrants, as well as the applicable exercise price. Proportional adjustments were also made to the reserve of shares available for future issuance under the Company’s equity incentive plans and the Brickell Biotech, Inc. Employee Stock Purchase Plan (the “ESPP”).
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
All common stock share, per-share amounts, and other related balances and computations reported as of and prior to June 30, 2022 in the condensed consolidated financial statements and notes thereto give effect to the 1-for-45 reverse stock split of our outstanding shares of common stock that occurred on July 5, 2022. The number of shares of our common stock authorized for issuance was not affected by the reverse stock split and was not proportionally decreased.
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

June 30, 2022
Common stock warrants	621,063
Common stock options outstanding	232,084
Shares available for grant under the Omnibus Plan	125,075
Shares available for grant under the Employee Stock Purchase Plan	48,484
Total	1,026,706

Public Offerings of Common Stock and Warrants
In October 2021, the Company completed a sale of 672,521 shares of its common stock at a public offering price of $17.10 per share in an underwritten public offering (the “October 2021 Offering”). The October 2021 Offering resulted in net proceeds of approximately $10.3 million, after deducting the underwriting discount and offering expenses payable by the Company.
In July 2021, the Company completed a sale of 288,530 shares of its common stock at a public offering price of $27.90 per share in an underwritten public offering (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company.
In October 2020, the Company completed a sale of 422,300 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $32.40 and $32.35 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $32.40 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.04 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses payable by the Company of $1.3 million and excluding the proceeds from the exercise of the warrants. During the six months ended June 30, 2021, 276,165 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $32.40 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, the Company completed a sale of 328,669 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $51.75 and $51.70 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.04 per share of common stock. The common warrants were immediately exercisable at a price of $56.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses payable by the Company of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the six months ended June 30, 2021, 388 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $56.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
The Company has used and is using the remaining net proceeds from its common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three and six months ended June 30, 2022, the Company sold 31,557 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $5.61 per share, for aggregate net proceeds of $0.2 million, after giving effect to a 3% commission to the Agents. During the three and six months ended June 30, 2021, the Company sold 88,077 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $40.18 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to the Agents. As of June 30, 2022, approximately $45.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three and six months ended June 30, 2022, no sales of common stock under the 2020 ATM Agreement occurred. During the three months ended June 30, 2021, the Company sold 122 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $52.25 per share, for aggregate net proceeds of approximately $6.2 thousand, after giving effect to a 3% commission to Oppenheimer as agent. During the six months ended June 30, 2021, the Company sold 24,201 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $69.62 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of June 30, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.

The Company is subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and the Company sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant,” and together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 2,222 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three and six months ended June 30, 2022, no sales of common stock under the Purchase Agreement occurred. During the three and six months ended June 30, 2021, the Company sold to Lincoln Park 17,778 shares under the Purchase Agreement at a weighted-average price of $36.62 per share, for aggregate net proceeds of $0.6 million. As of June 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement. However, only 57,751 of such shares (less than $175,000 of shares assuming a sale date of August 11, 2022) have been registered by the Company under the Securities Act of 1933, as amended.
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

NOTE 9. STOCK-BASED COMPENSATION (RESTATED)
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of June 30, 2022, 27,150 and 2,438 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
On May 17, 2022, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 119,377 shares. As of June 30, 2022, 323,364 shares were authorized and 202,496 shares were subject to outstanding awards under the Omnibus Plan. As of June 30, 2022, 125,075 shares remained available for grant under the Omnibus Plan.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the ESPP, which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of June 30, 2022, the Company had 48,484 shares available for issuance and 9,293 cumulative shares had been issued under the ESPP.
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

NOTE 10. SUBSEQUENT EVENTS
At Market Issuance Sales Agreements
Subsequent to June 30, 2022, the Company sold shares of common stock under the 2021 ATM Agreement for aggregate net proceeds of approximately $0.7 million.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All common stock share, per-share amounts, and other related balances and computations presented in this Item 2 give effect to the 1-for-45 reverse stock split of our outstanding shares of common stock that occurred on July 5, 2022.
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

License and Development Agreement with Voronoi
In August 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize BBI-02, a novel, clinical-stage, potential first-in-class, oral DYRK1A inhibitor, and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of our common stock to Voronoi.
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
Nasdaq Listing Matter and Reverse Stock Split
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
All common stock share, per-share amounts, and other related balances and computations presented in this Item 2 give effect to the 1-for-45 reverse stock split of our outstanding shares of common stock that occurred on July 5, 2022.
Significant Financing Arrangements
This section sets forth our recent and ongoing financing arrangements, all of which involve our common stock.
Public Offerings of Common Stock and Warrants
In October 2021, we completed the sale of 672,521 shares of our common stock (the “October 2021 Offering”). The October 2021 Offering resulted in net proceeds of approximately $10.3 million, after deducting the underwriting discount and offering expenses payable by us.
In July 2021, we completed the sale of 288,530 shares of our common stock (the “July 2021 Offering”). The July 2021 Offering resulted in net proceeds of approximately $7.3 million, after deducting underwriting discounts and commissions and offering expenses payable by us.

In October 2020, we completed the sale of 422,300 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. During the six months ended June 30, 2021, 276,165 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $32.40 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, we completed the sale of 328,669 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 388,920 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. During the six months ended June 30, 2021, 388 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $56.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We have used and continue to use the remaining net proceeds from our common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes. For additional information regarding the offerings described above, see Note 8. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the three and six months ended June 30, 2022, we sold 31,557 shares of our common stock under the 2021 ATM Agreement at a weighted-average price of $5.61 per share, for aggregate net proceeds of $0.2 million, after giving effect to a 3% commission to the Agents. During the three and six months ended June 30, 2021, we sold 88,077 shares of our common stock under the 2021 ATM Agreement at a weighted-average price of $40.18 per share, for aggregate net proceeds of $3.4 million, after giving effect to a 3% commission to the Agents. As of June 30, 2022, approximately $45.9 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement. Subsequent to June 30, 2022, we sold shares of common stock under the 2021 ATM Agreement for aggregate net proceeds of approximately $0.7 million.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the three and six months ended June 30, 2022, no sales of common stock under the 2020 ATM Agreement occurred. During the three months ended June 30, 2021, we sold 122 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $52.25 per share, for aggregate net proceeds of approximately $6.2 thousand, after giving effect to a 3% commission to Oppenheimer as agent. During the six months ended June 30, 2021, we sold 24,201 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $69.62 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of June 30, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
We are subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by us under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 2,222 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three and six months ended June 30, 2022, no sales of common stock under the Purchase Agreement occurred. During the three and six months ended June 30, 2021, we sold to Lincoln Park 17,778 shares under the Purchase Agreement at a weighted-average price of $36.62 per share, for aggregate net proceeds of $0.6 million. As of June 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement. However, only 57,751 of such shares (less than $175,000 of shares assuming a sale date of August 11, 2022) have been registered by us under the Securities Act of 1933, as amended (the “Securities Act”).
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
Contract Revenue Recognition

Pursuant to the Asset Purchase Agreement described in Note 4. “Strategic Agreements,” we have rights to receive from Botanix future milestone payments, sales-based payments, and sublicense income related to sales-based milestones and royalties earned by Botanix from Kaken under the Kaken Agreement (all of such payments, “Botanix Payments”). The payments under the Asset Purchase Agreement vary based on net sales and/or are contingent upon certain regulatory approvals. Therefore, we are required to estimate the Botanix Payments, which represent variable consideration, to be achieved and recognize revenue to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We may use either the most likely amount or the expected value method in making such estimates based on the nature of the payment to be received and whether there is a wide range of outcomes or only two possible outcomes. For any milestone payments, we utilize the most likely amount method, which represents our best estimate of the single most likely outcome to be achieved. For any royalty-based payments or other consideration where there are more than two possible outcomes, we utilize the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts.
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
Except for the critical accounting estimates associated with the contract revenue recognition described above, there were no changes during the six months ended June 30, 2022 to our critical accounting estimates as disclosed in our 2021 Annual Report on Form 10-K. For information on our significant accounting policies, please refer to Note 3 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Form 10-Q/A. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as a result of the material weakness in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of June 30, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting as of June 30, 2022 due to a design deficiency in the controls over the accounting treatment and disclosure requirements of subsequent events. This material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective.
We have begun to design and implement remediation measures to address this weakness. Our remediation efforts include enhancing our documentation standards around the accounting treatment and disclosure requirements of subsequent events each reporting period. Management is currently still in the process of implementing this set of formalized remediation procedures to address the control deficiency that led to the material weakness.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, in light of the material weakness described above, we have begun to design and implement remediation measures to address the weakness. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of June 30, 2022, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $3.15 per share; (ii) 10,927 shares of our common stock at an exercise price of $466.20 per share; (iii) 201 shares of our common stock at an exercise price of $1,499.06 per share; (iv) 34,588 shares of our common stock at an exercise price of $52.20 per share; (v) 388,532 shares of our common stock at an exercise price of $56.25 per share; and (vi) 186,814 shares of our common stock at an exercise price of $32.40 per share. As of June 30, 2022, we also had 232,084 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $92.61 per share.
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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022, as a result of the restatement of our interim financial information. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements.
Under the supervision and with the participation of our management, we conducted an assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2022. In the Original 10-Q, our management previously concluded that we maintained effective disclosure controls and procedures as of June 30, 2022. Our management subsequently identified a material weakness in our internal control over financial reporting as of June 30, 2022 due to a design deficiency in the controls over the accounting treatment and disclosure requirements of subsequent events, and therefore concluded that our disclosure controls and procedures were not effective as of June 30, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness that we identified will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded through testing that these controls are effective. We cannot provide any assurances that the measures that we are planning to take will be sufficient to remediate our existing material weakness or prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
Material weaknesses and ineffective internal controls and disclosure controls could adversely impact our ability to report our financial results on a timely and accurate basis and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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

Brickell Biotech, Inc.

Date: September 1, 2022	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)