Form 10-Q
period 2022-09-30
Fresh Tracks Therapeutics, Inc.
filed 2022-11-14
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-21088
FRESH TRACKS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware			93-0948554
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5777 Central Avenue,	Boulder,	CO	80301
(Address of principal executive offices)			(Zip Code)
(720) 505-4755
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	FRTX	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2022, there were 3,013,184 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements relating to future financial, business, and/or research and investigational, preclinical, or clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy; future operations; future potential; future financial position; future liquidity; future revenue and payments of any type; territorial focus; projected expenses; results of operations; the anticipated timing, scope, design, progress, results, possible impact of, and/or reporting of data of ongoing and future nonclinical and clinical trials; intellectual property rights, including the acquisition, validity, term, and enforceability of such; the expected timing and/or results of regulatory submissions and approvals; and prospects for commercializing (and competing with) any product candidates of Fresh Tracks or third parties, or research and/or licensing collaborations with, or actions of, its partners, including in the United States (“U.S.”), Japan, South Korea, or any other country, or business development activities with other potential partners. The words “may,” “could,” “should,” “might,” “announce,” “anticipate,” “advancing,” “reflect,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “potential,” “will,” evaluate,” “advance,” “excited,” “aim,” “strive,” “help,” “progress,” “select,” “initiate,” “looking forward,” “promise,” “provide,” “commit,” “best-in-class,” “first-in-class,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report to “Fresh Tracks,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Fresh Tracks Therapeutics, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report, in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part II, Item 1A, “Risk Factors” in this Quarterly Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

FRESH TRACKS THERAPEUTICS, INC.
FORM 10-Q

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
•We may not be able to obtain, afford, maintain, enforce, or protect our intellectual property rights covering our product candidates and related technologies, that are of sufficient type, breadth, and term throughout the world.
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021

Assets
Current assets:
Cash and cash equivalents	$11,250	$26,884
Prepaid expenses and other current assets	3,021	2,716
Total current assets	14,271	29,600
Property and equipment, net	84	58
Contract asset, net of current portion	77	—
Operating lease right-of-use asset	15	59
Total assets	$14,447	$29,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,444	$1,605
Accrued liabilities	1,762	3,136
Lease liability, current portion	18	69
Total current liabilities	3,224	4,810

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 3,013,184 and 2,652,828 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	30	27
Additional paid-in capital	173,135	170,247
Accumulated deficit	(161,942)	(145,367)
Total stockholders’ equity	11,223	24,907
Total liabilities and stockholders’ equity	$14,447	$29,717

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Contract revenue	$486	$—	$4,801	$—
Royalty revenue	—	132	92	300
Total revenue	486	132	4,893	300
Operating expenses:
Research and development	3,560	10,222	11,438	25,112
General and administrative	3,002	3,269	10,396	9,127
Total operating expenses	6,562	13,491	21,834	34,239
Loss from operations	(6,076)	(13,359)	(16,941)	(33,939)
Other income	58	107	372	597
Interest expense	—	(1)	(6)	(65)
Net loss attributable to common stockholders	$(6,018)	$(13,253)	$(16,575)	$(33,407)
Net loss per common share attributable to common stockholders, basic and diluted	$(2.07)	$(7.15)	$(6.05)	$(21.19)
Weighted-average shares used to compute net loss per common share attributable to common stockholders, basic and diluted	2,906,000	1,852,851	2,738,954	1,576,869

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2021	—	$—	2,652,828	$27	$170,247	$(145,367)	$24,907
Stock-based compensation	—	—	—	—	551	—	551
Net loss	—	—	—	—	—	(9,410)	(9,410)
Balance, March 31, 2022	—	—	2,652,828	27	170,798	(154,777)	16,048
Issuance of redeemable preferred stock	1	—	—	—	—	—	—
Common stock issued, net of issuance costs of $46	—	—	31,557	—	131	—	131
Issuance of common stock for cash under employee stock purchase plan	—	—	5,975	—	29	—	29
Stock-based compensation	—	—	—	—	576	—	576
Net loss	—	—	—	—	—	(1,147)	(1,147)
Balance, June 30, 2022	1	—	2,690,360	27	171,534	(155,924)	15,637
Redemption of preferred stock	(1)	—	—	—	—	—	—
Common stock issued, net of issuance costs of $71	—	—	322,824	3	1,062	—	1,065
Stock-based compensation	—	—	—	—	539	—	539
Net loss	—	—	—	—	—	(6,018)	(6,018)
Balance, September 30, 2022	—	$—	3,013,184	$30	$173,135	$(161,942)	$11,223

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (Continued)
(in thousands, except share data)
(unaudited)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	1,190,032	$12	$133,016	$(105,893)	$27,135
Issuance of common stock upon exercise of warrants	—	—	276,553	3	8,966	—	8,969
Issuance of common stock, net of issuance costs of $50	—	—	24,079	—	1,628	—	1,628
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	2,141	—	(52)	—	(52)
Stock-based compensation	—	—	—	—	469	—	469
Net loss	—	—	—	—	—	(9,005)	(9,005)
Balance, March 31, 2021	—	—	1,492,805	15	144,027	(114,898)	29,144
Common stock issued, net of issuance costs of $259	—	—	105,977	1	3,936	—	3,937
Stock-based compensation	—	—	—	—	421	—	421
Net loss	—	—	—	—	—	(11,149)	(11,149)
Balance, June 30, 2021	—	—	1,598,782	$16	$148,384	$(126,047)	$22,353
Issuance of common stock under license agreement	—	—	62,597	1	1,970	—	1,971
Common stock issued, net of issuance costs of $757	—	—	310,450	3	8,117	—	8,120
Stock-based compensation	—	—	—	—	777	—	777
Net loss	—	—	—	—	—	(13,253)	(13,253)
Balance, September 30, 2021	—	$—	1,971,829	$20	$159,248	$(139,300)	$19,968

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,575)	$(33,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,666	1,667
Non-cash operating lease expense	44	2
Depreciation	21	15
Issuance of common stock under license agreement	—	1,971
Gain on loan extinguishment	—	(437)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including long-term portion of contract asset	(382)	747
Accounts payable	(161)	756
Accrued liabilities	(1,319)	(2,663)
Operating lease liability	(51)	(1)
Net cash used in operating activities	(16,757)	(31,350)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47)	(36)
Net cash used in investing activities	(47)	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock, net of issuance costs	1,196	13,685
Payments of taxes related to net share settlement of equity awards	(55)	—
Proceeds from the issuance of commons stock under employee stock purchase program	29	—
Proceeds from the exercise of warrants	—	8,969
Net cash provided by financing activities	1,170	22,654

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,634)	(8,732)
CASH AND CASH EQUIVALENTS—BEGINNING	26,884	30,115
CASH AND CASH EQUIVALENTS—ENDING	$11,250	$21,383

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Forgiveness of Paycheck Protection Program loan	$—	$437

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Fresh Tracks Therapeutics, Inc. (the “Company” or “Fresh Tracks”), which changed its name from Brickell Biotech, Inc. effective September 7, 2022, is a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. The Company’s pipeline aims to disrupt existing treatment paradigms and features several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. This includes FRTX-02 (formerly BBI-02), a DYRK1A inhibitor that is currently being evaluated in a Phase 1 clinical trial for the treatment of certain autoimmune and inflammatory diseases; FRTX-10 (formerly BBI-10), a preclinical-stage Stimulator of Interferon Genes (“STING”) inhibitor candidate for the potential treatment of autoimmune, inflammatory, and rare genetic diseases; and a platform of next-generation kinase inhibitors with the potential to produce treatments for autoimmune, inflammatory, and other debilitating diseases. Fresh Tracks’ executive management team and board of directors have a proven track record of leadership across early-stage research, product development, and global commercialization, having served in leadership roles at large global pharmaceutical and biotech companies that successfully developed and/or launched first-in-class products, some of which have achieved iconic status, including Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, Juvederm®, Pluvicto®, and sofpironium bromide. The Company’s strategy is to align this experience and clear vision to explore beyond the limitations of current therapies by identifying, pursuing, and developing next-generation therapeutics that can be groundbreaking in their ability to help millions of people struggling with autoimmune, inflammatory, and other debilitating diseases.
Reverse Stock Split
On July 5, 2022, the Company effected a 1-for-45 reverse stock split of outstanding shares of its common stock. All common stock shares, per-share amounts, and other related balances and computations reported as of and prior to September 30, 2022 in the condensed consolidated financial statements and notes reflect the adjusted common stock share, per-share amounts, and other related balances and computations that were effective on and after July 5, 2022. Additional details of the reverse stock split are reported in Note 7. “Capital Stock.”
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the nine months ended September 30, 2022, the Company had a net loss of $16.6 million and net cash used in operating activities of $16.8 million. As of September 30, 2022, the Company had cash and cash equivalents of $11.3 million and an accumulated deficit of $161.9 million.
The Company believes that its cash and cash equivalents as of September 30, 2022, combined with $6.0 million from expected near-term payments from Botanix SB Inc. (“Botanix”) under the Asset Purchase Agreement (as defined in Note 3. “Strategic Agreements”), will be sufficient to fund its operations for at least the next 12 months. The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. Additional funding will be required in the future to continue with the Company’s planned development and other activities. However, the Company may be unable to raise additional funds, which would have a negative impact on the Company’s business, financial condition, and the Company’s ability to develop its pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to the Company’s stockholders.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc. (“Brickell Subsidiary”), and are presented in United States (“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.
Reclassifications
Certain comparative figures in the prior year condensed consolidated statement of cash flows within operating activities have been reclassified to conform to the current period presentation. These reclassifications did not impact total net cash used in operating activities.
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

	Level 1

	September 30, 2022	December 31, 2021
Assets:
Money market funds	$9,938	$25,875

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
Revenue Recognition
The Company has recognized revenue primarily from royalty fees on the sale of sofpironium bromide gel, 5% (ECCLOCK®) in Japan and from upfront fees, research reimbursements, sublicense income, and consulting services related to the sale of previously owned or sublicensed assets primarily related to the proprietary compound sofpironium bromide.
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
Contract Revenue
The Company evaluates its contracts, including asset sale arrangements that involve the Company’s rights to intellectual property, to determine whether they are outputs of the Company’s ordinary activities and whether the counterparty meets the definition of a customer. If the arrangement is determined to be a contract with a customer and the goods or services sold are determined to be distinct from other performance obligations identified in the arrangement, the Company recognizes revenue primarily from non-refundable upfront fees, milestone payments, sales-based payments, and fees for consulting services allocated to the goods or services when (or as) control is transferred to the customer, and the customer can use and benefit from the goods or services.
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
Costs for certain research and development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the condensed consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.
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
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2022	2021
Outstanding warrants	621,063	621,063
Outstanding options	222,919	157,544
Unvested restricted stock units	—	1,054
Total	843,982	779,661

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

NOTE 3. STRATEGIC AGREEMENTS
Exclusive License and Development Agreement with Carna
On February 2, 2022, the Company entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, the Company made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2022.
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2022 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02, a novel, potent, highly selective, and orally bioavailable potential first-in-class DYRK1A inhibitor, and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of its common stock to Voronoi.
With respect to FRTX-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2022 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
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
In accordance with the sublicense rights provided to the Company under the Amended and Restated License Agreement, the Company also previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which was earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was also assigned to Botanix, which replaced the Company as the exclusive sub-licensor to Kaken. During the nine months ended September 30, 2022, prior to entering into the Asset Purchase Agreement, the Company recognized royalty revenue of $0.1 million under the Kaken Agreement. During the three and nine months ended September 30, 2021, the Company recognized royalty revenue of $0.1 million and $0.3 million, respectively, under the Kaken Agreement.
The Company determined that the development of and ultimate sale and assignment of rights to the Assets is an output of the Company’s ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, the Company (i) received an upfront payment at closing in the amount of $3.0 million, (ii) is to be reimbursed for certain recent development expenditures in advancement of the Assets, and (iii) will receive from Botanix contingent near-term milestone payments of (a) $2.0 million upon the acceptance by the U.S. Food and Drug Administration (“FDA”) of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (b) $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Although Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, as of the date of this filing, the submission has not been accepted for filing by the FDA.
Under the Asset Purchase Agreement, the Company also is eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, the Company will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to the Company a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement (together, the “Sublicense Income”). Sublicense Income represents the Company’s estimate of payments that will be earned by the Company in the applicable period from royalties Botanix will receive from Kaken to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Such payments vary based on net sales that are impacted by a wide variety of market and other factors and, as such, the Company utilized the expected value approach, which the Company believes will best predict the amount of consideration to which it will be entitled. In relation to the sales-based milestone payments that Botanix may receive from Kaken in the future, the Company utilized the most likely amount method and determined it is not yet probable that the Company will receive any payments from Botanix in relation to such milestone payments. Therefore, the Company determined that such milestone payments are fully constrained as of September 30, 2022, and, as such, have not yet been recognized as contract revenue. With respect to the recognition of contract revenue for the Sublicense Income based on future royalties that will be due to Botanix from Kaken, certain amounts are not yet due from Botanix. Therefore, the Company has recorded a contract asset equal to the amount of revenue recognized to date related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income to date.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that the Company determined are not yet probable due to such revenues being highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, the Company determined that such variable consideration amounts are fully constrained as of September 30, 2022, and as such, did not recognize such amounts as contract revenue.
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
Contract Revenue and Contract Assets under the Botanix Agreements
The Company recorded the following as contract revenue during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Consulting services provided under the TSA	$372	$730
Sublicense Income	114	447
Upfront consideration received from Botanix	—	3,000
Reimbursed development expenditures under the Asset Purchase Agreement	—	624
Total contract revenue	$486	$4,801

The following table presents changes in the value of the Company’s contract asset related to Sublicense Income for the nine months ended September 30, 2022 (in thousands):

Contract asset as of May 3, 2022 (inception)	$333
Paid or receivable	(61)
Sublicense Income	114
Contract asset as of September 30, 2022	$386
Contract asset, included in prepaid expenses and other current assets	$309
Contract asset, net of current portion	$77
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, the Company, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that the Company and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, as subsequently amended on November 10, 2022, the Company has agreed to pay Bodor (i) 20% of the amount of each payment due to the Company from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to the Company from Botanix after deductions, credits or offsets applied under the Asset Purchase Agreement. During the three and nine months ended September 30, 2022, the Company incurred $0.0 million and $0.5 million, respectively, in expenses for payments due to Bodor, which are recorded in general and administrative expenses in the condensed consolidated statements of operations.
Pursuant to the terms of the Asset Purchase Agreement, the Company retained its obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of its common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, the Company paid Bodor $1.0 million in cash, in lieu of any securities or other equity interests, in full satisfaction of this obligation. Because this payment was made in November 2022, prior to the FDA’s acceptance of the NDA filing for sofpironium bromide gel, 15% that Botanix made in September 2022, no expenses associated with milestones were incurred during the three or nine months ended September 30, 2022 and 2021. Prior to the execution of the Rights Agreement, the Company paid Bodor immaterial amounts with respect to the royalties the Company received from Kaken for sales of sofpironium bromide gel, 5% (ECCLOCK) in Japan during those periods.

NOTE 4. DETAILED ACCOUNT BALANCES
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid research and development expenses	$1,634	$1,443
Prepaid insurance	518	921
Accounts receivable	372	125
Contract asset	309	—
Other prepaid expenses	181	168
Other short-term assets	7	59
Total	$3,021	$2,716

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$1,414	$1,861
Accrued professional fees	178	452
Accrued research and development expenses	170	823
Total	$1,762	$3,136

NOTE 5. NOTE PAYABLE
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds in the principal amount of $0.4 million and bearing interest at a fixed rate of 1.00% per annum to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which was forgiven in full in June 2021. As a result, during the nine months ended September 30, 2021, the Company recognized a gain on extinguishment of debt of approximately $0.4 million in other income in the condensed consolidated statements of operations.

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
The following is a summary of the contractual obligations related to operating lease commitments as of September 30, 2022 (in thousands):

Total maturities, through December 31, 2022	$18
Less imputed interest	—
Present value of lease liability	$18
Licensing and Other Agreements
Refer to Note 3. “Strategic Agreements” for more information about the Company’s obligations under its licensing and other agreements.

NOTE 7. CAPITAL STOCK
Reverse Stock Split
On June 30, 2022, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s outstanding common stock. The Company effected the reverse stock split at a split ratio of 1-for-45 on July 5, 2022, at which date each forty-five (45) shares of common stock issued and outstanding immediately prior to the reverse stock split were automatically reclassified, combined, and converted into one (1) validly issued, fully paid and non-assessable share of the Company’s common stock, subject to the treatment of fractional share interests as described below. Proportional adjustments were made to the number of shares of the Company’s common stock subject to outstanding equity awards and warrants, as well as the applicable exercise price. Proportional adjustments were also made to the reserve of shares available for future issuance under the Company’s equity incentive plans and the Fresh Tracks Therapeutics, Inc. Employee Stock Purchase Plan (the “ESPP”).
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
All common stock shares, per-share amounts, and other related balances and computations reported as of and prior to September 30, 2022 in the condensed consolidated financial statements and notes thereto give effect to the 1-for-45 reverse stock split of our outstanding shares of common stock that occurred on July 5, 2022. The number of shares of our common stock authorized for issuance was not affected by the reverse stock split and was not proportionally decreased.
Common Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s board of directors has the authority to issue up to 300,000,000 shares of common stock with a par value of $0.01 per share. Each share of the

Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its board of directors. The Company had reserved authorized shares of common stock for future issuance as of September 30, 2022 as follows:

September 30, 2022
Common stock warrants	621,063
Common stock options outstanding	222,919
Shares available for grant under the 2020 Omnibus Long-Term Incentive Plan	134,240
Shares available for grant under the ESPP	48,484
Total	1,026,706

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
In October 2020, the Company completed a sale of 422,300 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The public offering price of each share of the Company’s common stock and accompanying common warrant was $32.40 and $32.35 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $32.40 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020 at an exercise price of $0.04 per share of the Company’s common stock. The October 2020 Offering resulted in net proceeds of approximately $13.7 million to the Company after deducting underwriting commissions and discounts and other offering expenses payable by the Company of $1.3 million and excluding the proceeds from the exercise of the warrants. During the nine months ended September 30, 2021, 276,165 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $32.40 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, the Company completed a sale of 328,669 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The public offering price of each share of common stock and accompanying common warrant was $51.75 and $51.70 for each pre-funded warrant and accompanying common warrant, respectively. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020 at an exercise price of $0.04 per share of common stock. The common warrants were immediately exercisable at a price of $56.25 per share of common stock and will expire five years from the date of issuance. The June 2020 Offering resulted in approximately $18.7 million of net proceeds to the Company after deducting underwriting commissions and discounts and other offering expenses payable by the Company of $1.4 million and excluding the proceeds from the exercise of the warrants. Certain officers of the Company participated in the June 2020 Offering by purchasing an aggregate purchase price of $0.2 million of the Company's common stock and warrants. During the nine months ended September 30, 2021, 388 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $56.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
The Company has used and is using the remaining net proceeds from its common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three months ended September 30, 2022, the Company sold 322,824 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.52 per share, for aggregate net proceeds of $1.1 million, after giving effect to a 3% commission to the Agents. During the nine months ended September 30, 2022, the Company sold 354,381 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.70 per share, for aggregate net proceeds of $1.3 million, after giving effect to a 3% commission to the Agents. During the three months ended September 30, 2021, the Company sold 10,805 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $38.93 per share, for aggregate net proceeds of $0.4 million, after giving effect to a 3% commission to the Agents. During the nine months ended September 30, 2021, the Company sold 98,882 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $40.04 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of September 30, 2022, approximately $44.7 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the three and nine months ended September 30, 2022, and during the three months ended September 30, 2021, no sales of common stock under the 2020 ATM Agreement occurred. During the nine months ended September 30, 2021, the Company sold 24,201 shares of its common stock under the 2020

ATM Agreement at a weighted-average price of $69.62 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of September 30, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 2,222 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three and nine months ended September 30, 2022, no sales of common stock under the Purchase Agreement occurred. During the three months ended September 30, 2021, the Company sold to Lincoln Park 11,115 shares under the Purchase Agreement at a weighted-average price of $36.59 per share, for aggregate net proceeds of $0.4 million. During the nine months ended September 30, 2021, the Company sold to Lincoln Park 28,893 shares under the Purchase Agreement at a weighted-average price of $36.61 per share, for aggregate net proceeds of $1.0 million. As of September 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.

On September 9, 2022, a registration statement was declared effective covering the resale of up to 1,750,000 additional shares of the Company’s common stock that the Company has reserved for issuance and sale to Lincoln Park under the Purchase Agreement (Registration No. 333-267254).
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
Preferred Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s board of directors has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. On May 25, 2022, the Company issued and sold one share of the Company’s preferred stock, which was designated as Series A Preferred Stock (the “Series A Preferred Stock”), for a nominal amount. During the time the Series A Preferred Stock was outstanding, it had 80,000,000 votes exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The terms of the Series A Preferred Stock provided that it would be voted, without action by the holder, on any such proposal in the same proportion as shares of the Company’s common stock were voted. The Series A Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware. The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series A Preferred Stock was not entitled to receive dividends of any kind.
The Series A Preferred Stock was redeemed in whole on July 5, 2022 upon the effectiveness of the amendment to the Certificate of Incorporation implementing the reverse stock split. As of September 30, 2022, there were no shares of Series A Preferred Stock outstanding.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of September 30, 2022, 26,342 and 1,836 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
On May 17, 2022, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 119,377 shares. As of September 30, 2022, 323,364 shares were authorized, and 194,741 shares were subject to outstanding awards under the Omnibus Plan. As of September 30, 2022, 134,240 shares remained available for grant under the Omnibus Plan.

Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the ESPP, which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of September 30, 2022, the Company had 48,484 shares available for issuance and 9,293 cumulative shares had been issued under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$104	$161	$320	$358
General and administrative	435	616	1,346	1,309
Total stock-based compensation expense	$539	$777	$1,666	$1,667

NOTE 9. SUBSEQUENT EVENTS
On November 10, 2022, the Company entered into an Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement (the “Acknowledgment”) with Brickell Subsidiary, Botanix, Botanix Pharmaceuticals Limited, and Bodor. Pursuant to the Acknowledgment, the Company paid $1.0 million in cash to Bodor in full satisfaction of the Company’s obligation to issue $1.0 million of shares of the Company’s common stock upon a regulatory event related to sofpironium bromide, as originally provided for in the Amended and Restated License Agreement.
Also on November 10, 2022, the Company entered into an Amendment to Rights Agreement (the “Amendment”) with Brickell Subsidiary and Bodor to amend the Rights Agreement by revising the amounts and terms of the following payments the Company agreed to make to Bodor pursuant to the Rights Agreement: (i) 20% of the amount of each payment due to the Company from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to the Company from Botanix after deductions, credits or offsets applied under the Asset Purchase Agreement under the Asset Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. Our pipeline aims to disrupt existing treatment paradigms and features several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. Our executive management team and board of directors have a proven track record of leadership across early-stage research, product development, and global commercialization, having served in leadership roles at large global pharmaceutical and biotech companies that successfully developed and/or launched first-in-class products, some of which have achieved iconic status, including Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, Juvederm®, Pluvicto®, and sofpironium bromide. Our strategy is to align this experience and clear vision to explore beyond the limitations of current therapies by identifying, pursuing, and developing next-generation therapeutics that can be groundbreaking in their ability to help millions of people struggling with autoimmune, inflammatory, and other debilitating diseases.
On September 7, 2022, we changed our corporate entity name from Brickell Biotech, Inc. to Fresh Tracks Therapeutics, Inc. and updated our logo, website, and branding elements to reflect the new name. We also updated our product candidate names accordingly, for instance BBI-02 became FRTX-02 and BBI-10 became FRTX-10.
The following image summarizes our current pipeline and corresponding development programs:
Research & Development Programs
FRTX-02: A Potential First-in-Class Oral DYRK1A Inhibitor for the Treatment of Autoimmune and Inflammatory Diseases
In August 2021, we acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02, a novel, potent, highly selective, and orally bioavailable potential first-in-class, small molecule DYRK1A inhibitor that aims to restore immune balance in patients whose immune systems have become dysregulated. FRTX-02 is currently being evaluated in a Phase 1 clinical trial and based on the promising preclinical efficacy data generated to date, we believe FRTX-02 has the potential to be a first-in-class therapy for the treatment of a wide array of debilitating autoimmune and inflammatory diseases.
FRTX-02 is our lead development-stage program and has demonstrated promising results in various preclinical models, including of atopic dermatitis (“AD”) and rheumatoid arthritis. In these models, FRTX-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as Janus kinase (JAK) inhibitors and anti-tumor necrosis factor (“TNF”) biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressive, which may lead to severe side effects, such as increased infection risk. Preclinical data have shown FRTX-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T-cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T-cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The myeloid differentiation primary response 88 (“MyD88”) protein is normally spliced into a long form and a short form. The long form of MyD88 drives inflammation via pathways related to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, while the short form of MyD88 limits IRAK4 phosphorylation and its respective downstream signaling pathway. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to deactivation of the downstream release of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, FRTX-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
In May 2022, we initiated a first-in-human Phase 1 clinical trial for FRTX-02 (“FRTX-02-101”) in Canada, which marks the first time a DYRK1A inhibitor intended for patients with autoimmune diseases has been administered in humans. FRTX-02-101 is a randomized, double-blind, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of FRTX-02 capsules in both healthy subjects and patients with AD. Our Phase 1 clinical trial for FRTX-02 is designed as follows:
•Part 1A of the study is a single ascending dose (“SAD”) assessment of FRTX-02 capsules or placebo, which enrolled a total of 56 healthy volunteers at one study center across seven cohorts, each of which included six subjects receiving a single dose of FRTX-02 and two subjects receiving a placebo. Part 1A of the study was completed in September 2022.
•Part 1B of the study was initiated in September 2022 and is a multiple ascending dose (“MAD”) assessment of FRTX-02 or placebo in healthy adult subjects. In the MAD assessment, up to 33 healthy volunteers are being enrolled across three cohorts, each of which includes nine subjects who receive FRTX-02 and two subjects who receive a placebo once daily for 14 days.
•Part 2 of the study is planned to be initiated after the completion of Part 1 and will compare FRTX-02 to placebo in patients with moderate-to-severe AD over 28 days of treatment. Part 2 is expected to enroll approximately 40 patients at up to 12 study centers and will include a preliminary assessment of efficacy.
We remain on track to report topline results from the SAD and MAD parts of the Phase 1 study (Parts 1A and 1B) by early 2023. Additionally, we plan to prepare and file an investigational new drug (IND) application with the FDA for further research and development of FRTX-02 in the U.S. We are also progressing the FRTX-02 nonclinical development program in parallel with the ongoing Phase 1 study.
FRTX-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending Patent Cooperation Treaty (“PCT”) application, and other foreign and U.S. applications for FRTX-02, as of the date of this Quarterly Report.
FRTX-10: A covalent Stimulator of Interferon Genes (STING) inhibitor candidate for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
In February 2022, we acquired exclusive, worldwide rights to research, develop, and commercialize a portfolio of novel, preclinical-stage oral Stimulator of Interferon Genes (“STING”) inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet-need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
STING is a key component of the cyclic GMP-AMP synthase (“cGAS”)-STING pathway, which plays an important role in the activation of innate immunity. cGAS acts as a DNA sensor, detecting DNA from sources such as invading bacteria, viruses, and cellular debris that can arise from aging and tissue damage. Upon DNA binding, cGAS produces the secondary messenger molecule cyclic GMP-AMP (“cGAMP”), which binds to STING. STING then undergoes the post-translational modification called palmitoylation, a step essential to the activation of STING. Activated STING then in turn activates the recruitment of kinases that phosphorylate IRF3 and IκBα. Phosphorylated IRF3 leads to activation of the type I interferon response, while phosphorylated IκBα activates NFκB and increases the secretion of pro-inflammatory cytokines such as IL-6 and TNFα, resulting in inflammation. While the innate immune response is an important defense mechanism, a dysregulated type I interferon response and overproduction of pro-inflammatory cytokines also represents a driving cause of multiple autoimmune and inflammatory diseases. As such, targeting the cGAS-STING pathway through STING inhibition may be a novel approach to treating these diseases.
FRTX-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally available covalent STING inhibitor that specifically targets the palmitoylation site of STING. This allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. FRTX-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that FRTX-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with FRTX-10 in vivo demonstrate significant decreases in production of key pro-inflammatory cytokines following stimulation of STING. Preclinical development activities for FRTX-10 are currently underway.
For FRTX-10, as of the date of this Quarterly Report, we currently have two pending PCT applications and pending applications in the U.S., Japan, Europe, and other key countries. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with the Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
In August 2021, we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors. This library of new chemical entities includes next-generation DYRK1A inhibitors, as well as other molecules that specifically inhibit Leucine-Rich Repeat Kinase 2 (“LRRK2”), CDC2-like kinase (“CLK”), and TTK protein kinase (“TTK”), also known as Monopolar spindle 1 (Mps1) kinases. A number of these drug candidates have the potential to penetrate the blood-brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need, such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution.
Strategic, Licensing, and Other Arrangements
Exclusive License and Development Agreement with Carna
In February 2022, we entered into an exclusive license agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, we made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the condensed consolidated statements of operations during the nine months ended September 30, 2022.

The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2022 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
License and Development Agreement with Voronoi
In August 2021, we entered into a license and development agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02, a novel, potent, highly selective, and orally bioavailable potential first-in-class, small molecule DYRK1A inhibitor, and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of our common stock to Voronoi.
With respect to FRTX-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the next-generation compounds arising from the novel kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2022 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), we and Brickell Subsidiary, Inc. (“Brickell Subsidiary”) entered into an asset purchase agreement with Botanix and Botanix Pharmaceuticals Limited (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by us or Brickell Subsidiary (the “Assets”). We had previously entered into a License Agreement with Bodor, dated December 15, 2012 (last amended in February 2020) that provided us with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced us as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to us under the Amended and Restated License Agreement, we also previously entered into a License, Development, and Commercialization Agreement with Kaken, dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which we granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, we were entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which was earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (ECCLOCK) for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was also assigned to Botanix, which replaced us as the exclusive sub-licensor to Kaken. During the nine months ended September 30, 2022, prior to entering into the Asset Purchase Agreement, we recognized royalty revenue of $0.1 million under the Kaken Agreement. During the three and nine months ended September 30, 2021, we recognized royalty revenue of $0.1 million and $0.3 million, respectively, under the Kaken Agreement.
We determined that the development of and ultimate sale and assignment of rights to the Assets is an output of our ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) are to be reimbursed for certain recent development expenditures in advancement of the Assets, and (iii) will receive from Botanix contingent milestone payments of (a) $2.0 million upon the acceptance by the FDA of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (b) $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Although Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, as of the date of this filing, the FDA has not accepted such submission.
Under the Asset Purchase Agreement, we also are eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, we will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to us a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the Kaken Agreement (together, the “Sublicense Income”).
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that we determined are not yet probable due to such revenues being highly susceptible to factors outside of our influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, we determined that such variable consideration amounts are fully constrained as of September 30, 2022, and, as such, have not yet been recognized as contract revenue.
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

Contract Revenue under the Botanix Agreements
We recorded the following as contract revenue during the three and nine months ended September 30, 2022 (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Consulting services provided under the TSA	$372	$730
Sublicense Income	114	447
Upfront consideration received from Botanix	—	3,000
Reimbursed development expenditures under the Asset Purchase Agreement	—	624
Total contract revenue	$486	$4,801
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, we, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that we and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, as subsequently amended on November 10, 2022, we have agreed to pay Bodor (i) 20% of the amount of each payment due to us from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to us from Botanix after deductions, credits, or offsets applied under the Asset Purchase Agreement. During the three and nine months ended September 30, 2022, we incurred $0.0 million and $0.5 million, respectively, in expenses for payments due to Bodor, which are recorded in general and administrative expenses in the condensed consolidated statements of operations.
Pursuant to the terms of the Asset Purchase Agreement, we retained our obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of our common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, we paid Bodor $1.0 million in cash, in lieu of any securities or other equity interests, in full satisfaction of this obligation. We determined to prepay this obligation in cash in order to avoid the substantial dilution to our stockholders that would have resulted if we had issued the shares of our common stock originally provided for in the Amended and Restated License Agreement. Because this payment was made in November 2022, prior to the FDA’s acceptance of the NDA filing for sofpironium gel, 15% that Botanix made in September 2022, no expenses associated with milestones were incurred during the three or nine months ended September 30, 2022 and 2021. Prior to the execution of the Rights Agreement, we paid Bodor immaterial amounts with respect to the royalties we received from Kaken for sales of sofpironium bromide gel, 5% (ECCLOCK) in Japan during those periods.
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
All common stock shares, per-share amounts, and other related balances and computations presented in this Item 2 give effect to the 1-for-45 reverse stock split of our outstanding shares of common stock that occurred on July 5, 2022.
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
In October 2020, we completed the sale of 422,300 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. During the nine months ended September 30, 2021, 276,165 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $32.40 per share, resulting in aggregate proceeds of approximately $8.9 million.
In June 2020, we completed the sale of 328,669 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of our common stock, and accompanying common warrants to purchase up to an aggregate of 388,920 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. During the nine months ended September 30, 2021, 388 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $56.25 per share, resulting in aggregate proceeds of approximately $22 thousand.
We have used and continue to use the remaining net proceeds from our common stock offerings for research and development, including clinical trials, working capital, and general corporate purposes. For additional information regarding the offerings described above, see Note 7. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.

At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the three months ended September 30, 2022, we sold 322,824 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.52 per share, for aggregate net proceeds of $1.1 million, after giving effect to a 3% commission to the Agents. During the nine months ended September 30, 2022, we sold 354,381 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.70 per share, for aggregate net proceeds of $1.3 million, after giving effect to a 3% commission to the Agents. During the three months ended September 30, 2021, we sold 10,805 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $38.93 per share, for aggregate net proceeds of $0.4 million, after giving effect to a 3% commission to the Agents. During the nine months ended September 30, 2021, we sold 98,882 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $40.04 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of September 30, 2022, approximately $44.7 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the three and nine months ended September 30, 2022, and during the three months ended September 30, 2021, no sales of common stock under the 2020 ATM Agreement occurred. During the nine months ended September 30, 2021, we sold 24,201 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $69.62 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of September 30, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 2,222 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three and nine months ended September 30, 2022, no sales of common stock under the Purchase Agreement occurred. During the three months ended September 30, 2021, we sold to Lincoln Park 11,115 shares under the Purchase Agreement at a weighted-average price of $36.59 per share, for aggregate net proceeds of $0.4 million. During the nine months ended September 30, 2021, we sold to Lincoln Park 28,893 shares under the Purchase Agreement at a weighted-average price of $36.61 per share, for aggregate net proceeds of $1.0 million. As of September 30, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.
On September 9, 2022, a registration statement was declared effective covering the resale of up to 1,750,000 additional shares of our common stock that we have reserved for issuance and sale to Lincoln Park under the Purchase Agreement (Registration No. 333-267254).
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
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license, collaboration, and other agreements. Other than through arrangements as they relate to sales of ECCLOCK in Japan, none of our product candidates has been approved for sale and we have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $16.6 million and $33.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $161.9 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•execute a Phase 1 clinical trial, along with other nonclinical development activities, for FRTX-02;
•conduct preclinical development activities for FRTX-10 and experimental characterization of the STING inhibitor library;
•engage in research to identify and characterize both brain penetrant and non-brain penetrant kinase inhibitors from the next-generation kinase inhibitor platform;
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
Below is a summary of our research and development expenses related to our programs by categories of costs for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)
Direct program expenses related to
Sofpironium bromide (1)	$—	$4,185	$2,090	$17,735
DYRK1A inhibitor program (2)	2,470	4,827	4,156	4,827
STING inhibitor program (3)	76	—	2,114	—

Personnel and other expenses (4)
Salaries, benefits, and stock-based compensation	723	637	2,216	1,573
Regulatory and compliance	152	513	536	884
Other expenses	139	60	326	93

Total research and development expenses	$3,560	$10,222	$11,438	$25,112
____________
(1)Sofpironium bromide. Expenses associated with sofpironium bromide decreased in the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 as Phase 3 clinical trials were completed in the fourth quarter of 2021. Further, we do not expect to incur any additional research and development expenses related to sofpironium bromide subsequent to the Effective Date, when we sold the assets primarily related to sofpironium bromide that we previously owned and/or licensed to Botanix, which is responsible for all further research, development, and commercialization of sofpironium bromide.
(2)DYRK1A inhibitor program. In August 2021, we acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02, a novel, clinical-stage, potential first-in-class, oral DYRK1A inhibitor, and other next-generation kinase inhibitors. As a result, expenses in 2021 related to upfront in-licensing fees. In May 2022, as part of our potential first-in-class DYRK1A inhibitor program targeting autoimmune and inflammatory diseases, we initiated a Phase 1 clinical trial in Canada for FRTX-02, our lead DYRK1A inhibitor candidate, that we expect will continue into early 2023. We are also progressing the FRTX-02 nonclinical development program in parallel with the ongoing Phase 1 study. As a result, in the following years, we expect to incur research and development expenses for this program at levels consistent with expenditures for development of early-stage assets.
(3)STING inhibitor program. In February 2022, we acquired a portfolio of novel, potent, and orally available STING inhibitors that has broad potential in autoimmune, inflammatory, and rare genetic diseases. To date, the expenses associated with our STING inhibitor program primarily relate to upfront in-licensing fees. Preclinical development activities for our lead early-stage STING inhibitor candidate, FRTX-10, are currently underway. As a result, in the following years, we expect to incur research and development expenses for this program at levels consistent with expenditures for development of early-stage assets.
(4)Personnel and other expenses. Personnel and other expenses include operating expenses related to research and development activities not specifically attributable to a specific program. Other expenses include travel, office supplies, license fees, and other miscellaneous expenses.
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
During the nine months ended September 30, 2022, we identified the following to be an additional critical accounting estimate because it is both important to the portrayal of our financial condition and results of operations and requires critical judgment by management and estimates about matters that are uncertain.
Contract Revenue Recognition
Pursuant to the Asset Purchase Agreement described in Note 3. “Strategic Agreements,” we have rights to receive from Botanix future milestone payments, sales-based payments, and sublicense income related to sales-based milestones and royalties earned by Botanix from Kaken under the Kaken Agreement (all of such payments, “Botanix Payments”). The payments under the Asset Purchase Agreement vary based on net sales and/or are contingent upon certain regulatory approvals. Therefore, we are required to estimate the Botanix Payments, which represent variable consideration, to be achieved and recognize revenue to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We may use either the most likely amount or the expected value method in making such estimates based on the nature of the payment to be received and whether there is a wide range of outcomes or only two possible outcomes. For any milestone payments, we utilize the most likely amount method, which represents our best estimate of the single most likely outcome to be achieved. For any sales-based payments or other consideration where there are more than two possible outcomes, we utilize the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts.
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
Except for the critical accounting estimates associated with the contract revenue recognition described above, there were no changes during the nine months ended September 30, 2022 to our critical accounting estimates as disclosed in our 2021 Annual Report on Form 10-K. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
We believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Revenue	$486	$132
Research and development expenses	(3,560)	(10,222)
General and administrative expenses	(3,002)	(3,269)
Total other income, net	58	106
Net loss	$(6,018)	$(13,253)

Revenue
Revenue increased by $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Revenue for the three months ended September 30, 2022 consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix, while revenue for the three months ended September 30, 2021 was driven by royalty revenue earned on a percentage of net sales of ECCLOCK in Japan under the Kaken Agreement.
Upon entering into the Asset Purchase Agreement on the Effective Date, we sold all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by us, and therefore incurred no royalty revenue after the Effective Date. During the three months ended September 30, 2022, we recognized contract revenue associated with fees for consulting services we provided to Botanix under the TSA of $0.4 million and Sublicense Income under the Asset Purchase Agreement of $0.1 million.
We expect contract revenue associated with services we provide under the TSA to continue through the date the FDA issues a final decision on the NDA submission for sofpironium bromide gel. After September 30, 2022, we expect to continue to recognize contract revenue associated with Sublicense Income related to royalties on applicable net sales of sofpironium bromide gel pursuant to the Asset Purchase Agreement, as such estimated sales become probable.

Research and Development
Research and development expenses decreased by $6.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was driven primarily by lower clinical expenses of $4.2 million related to sofpironium bromide, upfront license expense of $4.8 million incurred in the three months ended September 30, 2021 under the Voronoi License Agreement, and lower regulatory and compliance fees of $0.4 million, partially offset by increased clinical costs of $2.5 million for FRTX-02. Throughout 2021, we were executing a U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15%, which concluded in the fourth quarter of 2021. During the second quarter of 2022, we initiated our Phase 1 clinical trial for FRTX-02 and began incurring research and development expenses related to the clinical trial.
General and Administrative Expenses
General and administrative expenses decreased by $0.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, which was primarily associated with lower compensation-related expenses of $0.1 million and lower other administrative fees of $0.1 million.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Revenue	$4,893	$300
Research and development expenses	(11,438)	(25,112)
General and administrative expenses	(10,396)	(9,127)
Total other income, net	366	532
Net loss	$(16,575)	$(33,407)

Revenue
Revenue increased by $4.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Revenue for the nine months ended September 30, 2022 primarily consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix, while revenue for the nine months ended September 30, 2021 was driven by royalty revenue earned on a percentage of net sales of ECCLOCK in Japan under the Kaken Agreement.
Upon entering into the Asset Purchase Agreement on the Effective Date, we sold all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by us, and therefore incurred no royalty revenue after the Effective Date. During the nine months ended September 30, 2022, we recognized contract revenue that was associated with the following: an upfront payment from Botanix of $3.0 million; fees for consulting services we provided to Botanix under the TSA of $0.7 million; reimbursed development expenditures from Botanix under the Asset Purchase Agreement of $0.6 million; and Sublicense Income under the Asset Purchase Agreement of $0.4 million. During the nine months ended September 30, 2022 and prior to the Effective Date, we recognized royalty revenue of $0.1 million.
We expect contract revenue associated with services we provide under the TSA to continue through the date the FDA issues a final decision on the NDA submission for sofpironium bromide gel. After September 30, 2022, we expect to continue to recognize contract revenue associated with Sublicense Income related to royalties on applicable net sales of sofpironium bromide gel pursuant to the Asset Purchase Agreement, as such estimated sales become probable.

Research and Development Expenses
Research and development expenses decreased by $13.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, driven primarily by lower clinical expenses of $15.6 million related to sofpironium bromide and upfront costs of $4.8 million incurred in the nine months ended September 30, 2021 under the Voronoi License Agreement, partially offset by increased clinical costs of $4.2 million for FRTX-02, upfront costs of $2.0 million incurred in February 2022 for the acquisition of our STING inhibitor platform under the Carna License Agreement, and increased costs of $0.6 million related to personnel and other expenses. Throughout 2021, we were executing our U.S. Phase 3 pivotal clinical program for sofpironium bromide gel, 15%, which concluded in the fourth quarter of 2021. During the second quarter of 2022, we initiated our Phase 1 clinical trial for FRTX-02 and began incurring research and development expenses related to the clinical trial.
General and Administrative Expenses
General and administrative expenses increased by $1.3 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily related to expenses incurred in the nine months ended September 30, 2022 for a $0.5 million payment to Bodor under the Rights Agreement and higher expenses associated with legal and compliance fees of $0.5 million and compensation-related expenses of $0.2 million.
Total Other Income, Net
Total other income, net decreased by $0.2 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of the PPP Loan in June 2021, partially offset by $0.3 million of liabilities assumed by Botanix related to development costs during the nine months ended September 30, 2022 prior to the Effective Date.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the nine months ended September 30, 2022 and 2021, we had a net loss of $16.6 million and $33.4 million, respectively. As of September 30, 2022, we had an accumulated deficit of $161.9 million. As of September 30, 2022, we had cash and cash equivalents of $11.3 million compared to $26.9 million as of December 31, 2021. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, and payments received under license and strategic agreements.
We believe that our cash and cash equivalents as of September 30, 2022, combined with $6.0 million from expected near-term payments under the Asset Purchase Agreement, will be sufficient to fund our operations for at least the next 12 months. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Additional funding will be required in the future to continue with our planned development and other activities. However, we may be unable to raise additional funds, which would have a negative impact on our business, financial condition, and our ability to develop our pipeline. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to our stockholders.

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
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,757)	$(31,350)
Investing activities	(47)	(36)
Financing activities	1,170	22,654
Total	$(15,634)	$(8,732)

Operating Activities
Net cash used in operating activities of $16.8 million during the nine months ended September 30, 2022 decreased compared to $31.4 million during the nine months ended September 30, 2021, which was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities, and general working capital requirements. The $14.6 million decrease was impacted by the net effect of a decrease in net loss of $16.8 million, partially offset by a decrease in non-cash operating expenses of $1.5 million and the net effect of changes in working capital of $0.7 million. Our non-cash operating activity during the nine months ended September 30, 2021 consisted of approximately $2.0 million in expense for the issuance of our common stock under the Voronoi License Agreement and a $0.4 million gain on extinguishment of the PPP Loan.
Investing Activities
Net cash used in investing activities during both nine-month periods was related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2022 decreased by $21.5 million compared to the nine months ended September 30, 2021. The decrease primarily resulted from the following financing activities:
•net proceeds received during the nine months ended September 30, 2021 of $9.0 million from the exercise of warrants and $7.3 million from the sale of our common stock in the July 2021 Offering, and
•lower net proceeds received during the nine months ended September 30, 2022 of $5.2 million from sales of our common stock under the 2020 and 2021 ATM Agreements and Purchase Agreement.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
We identified a material weakness in our internal control over financial reporting as of June 30, 2022, due to a design deficiency in the controls over the accounting treatment and disclosure requirements of subsequent events. We have designed and implemented remediation measures to address this weakness. Our remediation efforts include enhancing our documentation standards around the accounting treatment and disclosure requirements of subsequent events each reporting period. Management implemented this set of formalized remediation procedures during the three months ended September 30, 2022, to address the control deficiency that led to the material weakness. This material weakness will not be considered remediated until management operates the specifically identified controls for a sufficient period of time for management to conclude through testing that these controls are effective.
Changes in Internal Control over Financial Reporting
Other than the remediation measures related to the accounting treatment and disclosure requirements of subsequent events described above, management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The elements of our plan to remediate our previously identified material weakness can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
The spread of COVID-19 and its variants, which has caused a broad impact globally, including restrictions on travel and quarantine policies put into place by businesses and governments, negative supply chain impacts, and worker unavailability, may have a material economic effect on our business. While the potential economic impact brought by, and the duration of, the pandemic may be difficult to assess or predict, it has already caused, and may result in further, significant disruption of global financial and distribution markets, which may reduce our ability to access capital either at all or on favorable terms. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.
Beginning in March 2022, a stringent lockdown in Shanghai by the Chinese government as a result of rising COVID-19 cases delayed the delivery of materials necessary for our Phase 1 trial for FRTX-02. While we received the materials necessary to initiate our Phase 1 trial for FRTX-02 on our anticipated timeline, there is no assurance that additional lockdowns, or other related uncertain or unforeseen events caused by this ongoing pandemic, either in China or elsewhere, will not result in delays of any materials or services that may be required for any future research and development activities.

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
Even if our product candidates receive regulatory approval, they may not gain adequate market acceptance among physicians, patients, third-party payors, and others in the medical community. The degree of market acceptance of any of our approved product candidates will depend on a number of factors, including:
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
Our receipt of future regulatory and sales milestone payments, as well as earnout payments, from Botanix is contingent on the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, which in turn depends on a number of factors, including but not limited to the following:
•whether Botanix is required to conduct additional clinical trials to support the NDA review by the FDA for sofpironium bromide;
•whether Kaken is able to execute successfully, in a timely, compliant, and efficient manner, certain active pharmaceutical ingredient (“API”)-related activities (chemistry, manufacturing, and controls) that Botanix is reliant on in connection with the FDA’s review in the U.S.;
•whether Kaken is able to satisfy its requirement to provide Botanix with certain key regulatory information that will be used during the NDA review by the FDA for sofpironium bromide;
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
Although Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, there can be no assurance that the submission will be accepted or that the necessary regulatory approvals will be received. If approval is denied or delayed, we may not receive any of the payments from Botanix provided for in the Asset Purchase Agreement. Even if regulatory approvals are obtained, sofpironium bromide gel, 15%, may not be successfully commercialized and may not generate sufficient revenue for us to receive any such payments.
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
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to the ongoing COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions, global IT threats, and rising interest rates. The market for discretionary pharmaceutical products, medical devices, and procedures may be particularly vulnerable to unfavorable economic or other conditions. Domestic and international equity and debt markets are experiencing and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets remain volatile, or an economic recession, including as a result of the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions or other stimulus, our operating results and liquidity could be affected adversely by those factors in many ways, making it more difficult for us to raise funds, and our stock price may decline.
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
Moreover, the stock markets in general have experienced substantial volatility in our industry, especially for microcap biotechnology companies, and such volatility has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the ongoing reaction of global markets to the COVID-19 pandemic, the Russian invasion of Ukraine and related sanctions and other economic disruptions or concerns, including inflation and interest rate increases. These broad market fluctuations may also adversely affect the trading price of our common stock.
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
If the holders of our outstanding stock options and warrants exercise their rights to acquire our common stock and service conditions related to restricted stock units are met, the percentage ownership of our stockholders existing prior to the exercise of such rights will be diluted. As of September 30, 2022, we had outstanding warrants to purchase (i) one share of our common stock at an exercise price of $3.15 per share; (ii) 10,927 shares of our common stock at an exercise price of $466.20 per share; (iii) 201 shares of our common stock at an exercise price of $1,499.06 per share; (iv) 34,588 shares of our common stock at an exercise price of $52.20 per share; (v) 388,532 shares of our common stock at an exercise price of $56.25 per share; and (vi) 186,814 shares of our common stock at an exercise price of $32.40 per share. As of September 30, 2022, we also had 222,919 options issued and outstanding to purchase our common stock at a weighted-average exercise price of $83.86 per share.
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
As of December 31, 2021, we had approximately $455.9 million of federal and $429.0 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income, of which $173.5 million will carryforward indefinitely and the remainder expiring in varying amounts beginning in 2022 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts, U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of state law has not occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, as a result of offerings of our stock or subsequent shifts in our stock ownership, some of which may be outside of our control. In that case, the ability to use NOL carryforwards to offset future taxable income will be limited following any such ownership change and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
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
We have sponsored or supported and expect to continue to sponsor or support one or more of our clinical trials outside of the U.S., including our currently ongoing Phase 1 clinical trial for FRTX-02 in Canada. Although the FDA or applicable foreign regulatory authorities may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authorities will accept data from trials conducted outside of the U.S. or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.

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
As a result of the restatement of our interim financial statements for the quarter ended June 30, 2022, we identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective as of June 30, 2022. This material weakness had not been remediated as of September 30, 2022. In the future, we may identify additional material weaknesses or otherwise fail to maintain an effective system of internal control over financial reporting or adequate disclosure controls and procedures, which may result in material errors in our financial statements.
In connection with the restatement of our interim financial statements for the quarter ended June 30, 2022, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2022. Our management identified a material weakness in our internal control over financial reporting as of June 30, 2022 due to a design deficiency in the controls over the accounting treatment and disclosure requirements of subsequent events. This material weakness had not been remediated as of September 30, 2022, and therefore, our disclosure controls and procedures were not effective as of September 30, 2022.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness that we identified will not be considered remediated until management operates the specifically identified controls for a sufficient period of time for management to conclude through testing that these controls are effective. We cannot provide any assurances that the measures that we are taking will be sufficient to remediate our existing material weakness or prevent future material weaknesses from occurring. We also cannot assure that we have identified all of our existing material weaknesses.
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
The enactment of any new healthcare initiatives or pharmaceutical industry regulations could have significant impacts on our ability to advance the development of our product candidates and eventually to commercialize them, if at all. Specifically, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which shall take effect in 2023. Under the Inflation Reduction Act, Congress authorized Medicare beginning in 2026 to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars. This provision is limited in terms of the number of pharmaceuticals whose prices can be negotiated in any given year and it only applies to drug products that have been approved for at least nine years and biologics that have been licensed for at least 13 years. Drugs and biologics that have been approved for a single rare disease or condition are categorically excluded from price negotiation. Further, the new legislation provides that if pharmaceutical companies raise prices in Medicare faster than the rate of inflation, they must pay rebates back to the government for the difference. The new law also caps Medicare out-of-pocket drug costs at an estimated $3,250 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates if approved or additional pricing pressures.
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
Risks Related to Our Intellectual Property
We may not be able to obtain, afford, maintain, enforce, or protect our intellectual property rights covering our product candidates and related technologies that are of sufficient type, breadth, and term throughout the world.
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
Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed, with patent term extensions granted in certain instances to compensate for part of the period in which the drug was under development and could not be commercialized while under the patent. Without patent protection for our product portfolio, we may be open to competition from generic versions of these assets. FRTX-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending PCT application, and other foreign and U.S. applications for FRTX-02, as of the date of this Quarterly Report. We are evaluating the patent protection and strategy for the remainder of the assets in-licensed from Voronoi and Carna.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Because we are filing this Quarterly Report on Form 10-Q within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement:
On November 10, 2022, the Company entered into an Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement (the “Acknowledgment”) with Brickell Subsidiary, Botanix, Botanix Pharmaceuticals Limited (“Buyer Parent”), and Bodor. Pursuant to the Acknowledgment, the Company paid $1.0 million in cash to Bodor in full satisfaction of the Company’s obligation to issue $1.0 million of shares of the Company’s common stock upon a regulatory event related to sofpironium bromide, as originally provided for in that certain Amended and Restated License Agreement, dated as of February 17, 2020, among the Company, Brickell Subsidiary, Bodor and Dr. Nicholas S. Bodor (the “Amended and Restated License Agreement”). The Acknowledgment also included a general release of claims and covenant not to sue by Bodor in favor of each of the other parties.
Also on November 10, 2022, the Company entered into an Amendment to Rights Agreement (the “Amendment”) with Brickell Subsidiary and Bodor to amend the Rights Agreement between the Company, Brickell Subsidiary, and Bodor entered into on May 3, 2022 (the “Rights Agreement”) by revising the amounts and terms of the following payments the Company agreed to make to Bodor pursuant to the Rights Agreement: (i) 20% of the amount of each payment due to the Company from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, dated May 3, 2022, among the Company, Brickell Subsidiary, Botanix and Buyer Parent (the “Asset Purchase Agreement”), as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each applicable earnout payment due to the Company from Botanix after deductions, credits, or offsets applied under the Asset Purchase Agreement. The Rights Agreement was only amended based on the foregoing and the remainder continues in full force and effect without modification. Additional information regarding the Rights Agreement and the Asset Purchase Agreement is disclosed elsewhere in this Quarterly Report on Form 10-Q.
The Company determined to enter into the Acknowledgment and the Amendment in order to avoid the substantial dilution to its stockholders that would have resulted if it had issued the shares of common stock originally provided for in the Amended and Restated License Agreement.
The foregoing summaries of the Acknowledgment and the Amendment are qualified in their entirety by the full text of the Acknowledgment and the Amendment, copies of which are attached hereto as Exhibits 10.6 and 10.7, respectively, and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through September 6, 2022	8-K	9/8/2022	3.2
3.2	Amended and Restated Bylaws, as amended through September 6, 2022				×
10.1+	Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended on May 17, 2022				×
10.2	Fresh Tracks Therapeutics, Inc. Employee Stock Purchase Plan				×
10.3+	Form of Restricted Stock Unit Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan				×
10.4+	Form of Incentive Stock Option Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan				×
10.5+	Form of Non-Qualified Stock Option Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan				×
10.6†
Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement, dated as of November 10, 2022, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., Botanix Pharmaceuticals Limited and Bodor Laboratories, Inc.
×
10.7†	Amendment to Rights Agreement, dated as of November 10, 2022, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc. and Bodor Laboratories, Inc.				×
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×

__________________

+	Indicates a management contract or compensatory plan.
†	Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Fresh Tracks Therapeutics, Inc.

Date: November 10, 2022	By:	/s/ Robert. B. Brown
Robert B. Brown Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)