Form 10-K
period 2022-12-31
Fresh Tracks Therapeutics, Inc.
filed 2023-03-30
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2022, as reported on The Nasdaq Capital Market, was $14.9 million. Shares of common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 23, 2023, there were 5,906,475 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (“Annual Report”) where indicated.

FRESH TRACKS THERAPEUTICS, INC.
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
•We will need to raise substantial additional financing to fund our operations, including to continue developing our lead development-stage program and the rest of our pipeline, which financing may not be available to us on favorable terms or at all.
•Our business depends on the successful continued financing, nonclinical and clinical development, regulatory approval, and commercialization of our pipeline assets.
•Clinical drug development for our pipeline assets is expensive, time-consuming, and uncertain. Any data resulting from our trials may not be favorable for further development.
•Our inability to regain and maintain compliance with continued listing requirements of The Nasdaq Stock Market LLC (“Nasdaq”) could result in the delisting of our common stock.
•We have sponsored or supported and may sponsor or support future clinical trials for our product candidates outside the U.S., and the U.S. Food and Drug Administration (“FDA”) and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
•We recently announced that we are exploring strategic options that could include a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions. There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide sufficient funding to conduct certain additional research and development activities and/or initiate additional clinical trials of our product candidates.
•We rely and expect to continue to rely on third-party contractors for supply, manufacture, and distribution of preclinical or clinical supplies of any current or future product candidates.
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

PART I.

FORWARD-LOOKING STATEMENTS
This Annual Report contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact, including statements relating to future financial, business, and/or research and investigational, preclinical, or clinical performance, conditions, plans, prospects, trends, or strategies and other such matters, including without limitation, our strategy; future operations; future potential; future financial position; future liquidity; future revenue and payments of any type; territorial focus; projected expenses; results of operations; the anticipated timing, scope, design, progress, results, possible impact of, and/or reporting of data of ongoing and future nonclinical and clinical trials; intellectual property rights, including the acquisition, validity, term, and enforceability of such; the expected timing and/or results of regulatory submissions and approvals; and prospects for commercializing (and competing with) any product candidates of Fresh Tracks or third parties, or research and/or licensing collaborations with, or actions of, its partners, including in the United States (“U.S.”), Japan, South Korea, or any other country, or business development activities with other potential partners. The words “may,” “could,” “should,” “might,” “announce,” “anticipate,” “advancing,” “reflect,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” “potential,” “will,” evaluate,” “advance,” “excited,” “aim,” “strive,” “help,” “progress,” “select,” “initiate,” “looking forward,” “promise,” “provide,” “commit,” “best-in-class,” “first-in-class,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Annual Report to “Fresh Tracks,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Fresh Tracks Therapeutics, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part I, Item 1A, “Risk Factors” in this Annual Report to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

ITEM 1. BUSINESS
We are a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. Our pipeline aims to disrupt existing treatment paradigms and features several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. Our executive management team and board of directors (our “Board”) have a proven track record of leadership across early-stage research, product development, and global commercialization, having served in leadership roles at large global pharmaceutical and biotech companies that successfully developed and/or launched first-in-class products, some of which have achieved iconic status, including Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, Juvederm®, Pluvicto®, and sofpironium bromide. Our strategy is to align this experience and clear vision to explore beyond the limitations of current therapies by identifying, pursuing, and developing next-generation therapeutics that can be groundbreaking in their ability to help millions of people struggling with autoimmune, inflammatory, and other debilitating diseases.
On September 7, 2022, we changed our corporate entity name from Brickell Biotech, Inc. to Fresh Tracks Therapeutics, Inc. and updated our logo, website, and branding elements to reflect the new name. We also updated our product candidate names accordingly, for instance BBI-02 became FRTX-02 and BBI-10 became FRTX-10.
Exploration of Strategic Options
Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. MTS Health Partners, LP has been retained as our exclusive financial advisor to assist in this review process.
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
In May 2022, we initiated a first-in-human Phase 1 clinical trial for FRTX-02 (“FRTX-02-101”) in Canada, which marks the first time an oral DYRK1A inhibitor intended for patients with autoimmune diseases has been administered in humans. FRTX-02-101 is a randomized, double-blind, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of FRTX-02 capsules in both healthy subjects and patients with AD. Parts 1A and 1B of the Phase 1 clinical trial were completed in the fourth quarter of 2022, and in March 2023, we reported positive topline results described in greater detail below. Part 2 of the study is planned to compare once-daily oral doses of FRTX-02 to placebo in subjects with moderate-to-severe AD and include an exploratory evaluation of efficacy. Part 2 is expected to enroll approximately 40 patients at up to 12 study centers.
FRTX-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending Patent Cooperation Treaty (“PCT”) application, and other foreign and U.S. applications for FRTX-02, as of the date of this Annual Report.
FRTX-10: A covalent Stimulator of Interferon Genes (STING) inhibitor candidate for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
In February 2022, we acquired exclusive, worldwide rights to research, develop, and commercialize a portfolio of novel, preclinical-stage oral Stimulator of Interferon Genes (“STING”) inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet-

need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
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
FRTX-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally bioavailable covalent STING inhibitor that specifically targets the palmitoylation site of STING. This allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. FRTX-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that FRTX-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with FRTX-10 in vivo demonstrate significant decreases in production of key pro-inflammatory cytokines following stimulation of STING.
For FRTX-10, as of the date of this Annual Report, we currently have two pending PCT applications and pending applications in the U.S., Japan, Europe, and other key countries. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with the Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
In August 2021, we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors. This library of new chemical entities includes next-generation DYRK1 inhibitors, as well as other molecules that specifically inhibit Leucine-Rich Repeat Kinase 2 (“LRRK2”), CDC2-like kinase (“CLK”), and TTK protein kinase (“TTK”), also known as Monopolar spindle 1 (Mps1) kinases. A number of these drug candidates have the potential to penetrate the blood-brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need, such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution.

Topline Results of FRTX-02 (Phase 1 Part A and B) Clinical Trial
Study Design
The Phase 1 clinical trial of FRTX-02 is a two-part, randomized, double-blinded, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of FRTX-02 capsules in both healthy subjects and patients with AD. Part 1A of the study was a single ascending dose (“SAD”) assessment, which enrolled a total of 56 healthy subjects across seven cohorts (single oral dose of 10 to 600 mg FRTX-02 or placebo). Part 1B of the study was a multiple ascending dose (“MAD”) assessment, which enrolled a total of 33 healthy subjects across three cohorts (75, 150, and 300 mg FRTX-02 or placebo, once-daily for 14 days). Part 2 of the study is planned to compare once-daily oral doses of FRTX-02 to placebo in subjects with moderate-to-severe AD and include an exploratory evaluation of efficacy.
Safety
FRTX-02 was generally safe and well-tolerated in all seven SAD cohorts and in the 75 mg and 150 mg MAD cohorts, with no discontinuations due to Treatment-Emergent Adverse Events (“TEAEs”). No drug-related serious adverse events were reported. All but two TEAEs were classified as mild, with a single count of moderate back pain in the SAD cohort (assessed as unlikely related to treatment) and moderate headache in the MAD cohort (assessed as possibly related to treatment). No dose-dependent trend in the frequency or severity of TEAEs was observed. There were no electrocardiogram or lab findings of clinical relevance in any of the SAD cohorts and in the 75 mg and 150 mg MAD cohorts. In the 300 mg MAD cohort, QTc prolongation was observed in two subjects at Days 8 and 9, respectively. Both subjects were asymptomatic, and their QTc intervals returned to baseline levels and remained in the normal range after cessation of dosing. All subjects completed their scheduled study assessments.
Pharmacokinetics (“PK”)
A dose-proportional increase in exposure was observed through all SAD and MAD cohorts. PK data from the 75 mg and 150 mg MAD cohorts achieved maximum plasma concentrations (Cmax) and area under the concentration-time curve (AUC) values at or above the pharmacologically active exposure levels observed across multiple nonclinical autoimmune and inflammatory disease models. The PK data support once-daily oral dosing with FRTX-02. The time of maximum plasma FRTX-02 concentration (Tmax) occurred between 2.65 to 3.25 hours post-dose, and a plasma half-life of approximately 16.0 to 28.0 hours was observed at Day 14 in the 75 mg and 150 mg MAD cohorts, respectively. A minimal-to-moderate accumulation following once-daily oral administration of 75 mg and 150 mg FRTX-02 over 14 days was observed, and steady state plasma concentrations were attained before Day 14.
Pharmacodynamics (“PD”)
As part of an exploratory PD assessment, ex vivo lipopolysaccharide (LPS)-stimulated cytokine assays were conducted. FRTX-02 demonstrated a reduction in disease-relevant proinflammatory cytokines in whole blood, suggesting initial support for the FRTX-02 mechanism of action. Mean percent cytokine reduction from baseline after 14 days of once-daily 75 mg or 150 mg FRTX-02 treatment versus placebo were in the range of approximately 66% to 20% for IFNγ, IL-23, IL-10, IL-6, and TNFα. Additionally, maximum individual subject cytokine reductions from baseline were shown to be >90% for IFNγ, >50% for IL-23, IL-10, and TNFα, and approximately 40% for IL-6.
Competition
Our industry is highly competitive and subject to rapid and significant change. While we believe that our team’s extensive pharmaceutical development and commercialization experience, scientific knowledge, and global industry relationships provide us with competitive advantages, we face competition from other pharmaceutical and biotechnology companies, specialty pharmaceutical companies, generic drug companies, over-the-counter companies, academic institutions, government agencies, and research institutions.
Many of our competitors have significantly greater financial, technical, and human resources than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Our success will be based in part on our ability to identify, develop, and manage a patented portfolio of product candidates that are safer and/or more effective than competing products.
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
We also intend to use regulatory exclusivity (also called data package exclusivity), or depending on eligibility, orphan drug designation, as a means of acquiring intellectual property protections that are separate and distinct to patents as appropriate for eligible pipeline candidates. These kinds of rights involve being given exclusivity for varying periods of time depending on the country to incentivize innovators who invest significant funds in and conduct clinical trials to produce necessary data to demonstrate a drug is safe and effective for its intended use(s) and, as such, the data package in a new drug application (“NDA”) for the FDA (or similar regulatory filings in other countries) should receive some degree of protection even if no patent is available, or exclusivity given to produce a treatment for a disease that otherwise would not realistically be invested in without such incentive. In addition, there are other forms of intellectual property protection we may seek worldwide, including but not limited to trademarks, copyrights, trade secrets, pediatric exclusivity and the like, where available and appropriate for our business interests.
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
Strategic, Licensing, and Other Arrangements
License and Development Agreement with Voronoi
In August 2021, we entered into a license and development agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02 and other next-generation kinase inhibitors. In accordance with the terms of the

Voronoi License Agreement, in exchange for the licensed rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of our common stock to Voronoi.
With respect to FRTX-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. During the years ended December 31, 2022 and 2021 and through the date of this Annual Report, we did not make any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
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
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. During the years ended December 31, 2022 and 2021 and through the date of this Annual Report, we did not make any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
Agreements with Botanix
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), we and Brickell Subsidiary, Inc. (“Brickell Subsidiary”) entered into an asset purchase agreement with Botanix and Botanix Pharmaceuticals Limited (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by us or Brickell Subsidiary (the “Assets”). Prior to the sale of the Assets, we had previously entered into a License Agreement with Bodor, dated December 15, 2012 (last amended in February 2020) that provided us with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced us as the exclusive licensee under the Amended and Restated License Agreement.

In accordance with the sublicense rights provided to us under the Amended and Restated License Agreement, we also had previously entered into a License, Development, and Commercialization Agreement with Kaken, dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which we granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, we were entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced us as the exclusive sub-licensor to Kaken.
We determined that the development of and ultimate sale and assignment of rights to the Assets is an output of our ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) were reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the FDA in December 2022 of the filing of an NDA for sofpironium bromide gel, 15%, and (iv) will receive a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted by the FDA in December 2022. Under the Asset Purchase Agreement, we also are eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, we will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to us a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the assigned Kaken Agreement (together, the “Sublicense Income”). Sublicense Income represents our estimate of payments that will be earned by us in the applicable period from sales-based milestone payments and royalties Botanix will receive from Kaken to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties vary based on net sales that are impacted by a wide variety of market and other factors. We have recorded a contract asset equal to the amount of revenue recognized related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that we determined are not yet probable due to such revenues being highly susceptible to factors outside of our influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, we determined that such variable consideration amounts are fully constrained as of December 31, 2022, and, as such, did not recognize such amounts as contract revenue.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, we and Botanix entered into a transition services agreement (the “TSA”) whereby we are providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services, (i) prior to the acceptance of the filing by the FDA of such NDA in December 2022, we received from Botanix a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing in December 2022, we will receive from Botanix, a variable amount based upon actual hours worked, in each case plus related fees and expenses of our advisors (plus a 5% administrative fee) and our out-of-pocket expenses.
Contract Revenue under the Botanix Agreements
During the year ended December 31, 2022, we recorded contract revenue of $6.9 million, of which $5.0 million related to upfront and milestones achieved under the Asset Purchase Agreement. For additional information regarding contract revenue described above, see Note 3. “Strategic Agreements” of the notes to our consolidated financial statements included in this Annual Report.
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
Pursuant to the terms of the Asset Purchase Agreement, we retained our obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of our common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, we entered into an Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement (the “Acknowledgment”) with Brickell Subsidiary, Botanix, Botanix Pharmaceuticals Limited, and Bodor. Pursuant to the Acknowledgment, we paid $1.0 million in cash to Bodor in full satisfaction of this obligation to issue shares upon the FDA’s acceptance of the NDA.
During the year ended December 31, 2022, $1.9 million was incurred and reported as general and administrative expenses in the consolidated statements of operations associated with achieved milestones related to sofpironium bromide gel, 15%. For additional information regarding obligations due to Bodor described above, see Note 3. “Strategic Agreements” of the notes to our consolidated financial statements included in this Annual Report.
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
Pharmaceutical product development for a new product or certain changes to an approved product in the U.S. typically involves nonclinical laboratory and animal tests, the submission to the FDA of an IND, which must become effective before clinical testing may commence, and adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug for each indication for which FDA approval is sought. In addition, other tests on the chemistry, manufacturing, and controls (“CMC”) of producing the drug and its various formulations to establish the shelf life, stability, storage conditions, and quality parameters and specifications must be conducted, submitted, and approved by the FDA.
Satisfaction of FDA pre-market approval requirements typically takes many years at significant cost and the actual time required may vary substantially based on the type, complexity, and novelty of the product or disease. Nonclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations and requirements, including current good laboratory practice (“GLP”) regulation. The results of nonclinical testing are submitted to the FDA as part of an IND along with other information, including information about product CMC described above and a proposed clinical trial protocol. Long-term nonclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.
A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the IND is considered in effect, and the clinical trial proposed in the IND may begin.
Clinical trials involve the initial administration of the IND to healthy subjects or patients, with subsequent trials involving patients with the disease or disorder for which the investigational drug is being studied to treat, all under the supervision of qualified physician investigator(s). Clinical trials must be conducted (1) in compliance with federal and state regulations; (2) in compliance with current good clinical practice (“cGCP”) regulations, an international standard (as adopted by FDA) meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators, and monitors; and (3) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated as well as the actual primary and secondary endpoints of the study to be evaluated. Each protocol involving testing on U.S. patients and subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
After completion of required clinical testing, applicable law requires that an NDA be prepared and submitted to the FDA. FDA approval of an NDA is required before marketing of the product may begin in the U.S. The NDA must include the results of all nonclinical, clinical, and other testing and a compilation of data relating to the product’s efficacy, safety, quality, and manufacturing. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee, and the manufacturer and sponsor under an approved NDA are also subject to annual product and establishment user fees. These fees are typically increased annually. Payment of a user fee is not expected to be required for filing of an initial NDA, because FDA guidance waives, or reduces, user fees for, among other things, a small business applicant submitting its first NDA.
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
An approval letter authorizes commercial marketing of the drug in the U.S. with specific prescribing information for specific indications and may contain certain post-marketing requirements, including additional surveillance of how the drug is used. The approval letter may contain safety information that limits the ability of the drug to be marketed (e.g., black box warning) or contains contraindications, warnings, and/or precautions that limit the potential of the drug’s desirability (these are standard for most approved drugs). As another potential condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) for drugs that are effective but also have potentially significant safety concerns. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for a REMS can materially affect the potential market and profitability of the drug. As stated, product approval may require post-approval testing and surveillance to monitor the drug’s safety or efficacy, which could be substantial. Once granted, product approvals may be withdrawn if compliance by the drug’s sponsor with regulatory standards is not maintained or problems are identified following initial marketing and/or manufacturing by the sponsor or in how the drug is being used in the marketplace.
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
Post-Approval Requirements
Once an NDA is approved, a product will be subject to certain post-approval requirements. For instance, the FDA closely regulates, in part, the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, social media, off-label promotion, formulary and reimbursement presentations, product sampling, sales force activities including dissemination of peer-reviewed journal articles, marketing items and detailing practices with prescribers, healthcare practitioner interactions, industry-sponsored scientific and educational activities, other promotional activities involving the internet and to certain other press, publicity and media communications initiated by us, while other parts of the government regulate, among other things, against false claims, foreign corrupt practices, trade sanctions, and anti-kickbacks. States often impose strict legal requirements and prohibitions on a variety of post-approval drug marketing practices. We may market drugs holding an approved NDA only for the permitted indications and in accordance with the provisions of the approved labeling.
Adverse event reporting, pharmacovigilance, and submission of periodic reports are required of the NDA holder following FDA approval of that NDA. The FDA also may require post-marketing testing, known as Phase 4 testing, the aforementioned REMS, and/or surveillance to monitor the effects of an approved product, or the FDA may place conditions on an approval that could restrict the distribution or use of the product, especially in the U.S. In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to cGMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies. Registration with the FDA subjects entities to periodic unannounced inspections by the FDA, during which the agency inspects manufacturing facilities to assess compliance with cGMPs. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with cGMPs or risk being sanctioned by the FDA from supplying the drugs they manufacture or facing partial or complete product recalls. Regulatory authorities may withdraw product approvals or request such product recalls if a company fails to comply with applicable regulatory standards, if we encounter problems following initial marketing and supply, or if previously unrecognized problems with the drug being prescribed subsequently are discovered.
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
For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office (“USPTO”) must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA has not been submitted.
It is premature to know what, and if any, patent term extension that may be allowed in the U.S. would be at this time, or which patent an extension may be triggered from.
Disclosure of Clinical Trial Information
Sponsors of clinical trials of FDA-regulated products, including drugs, are required to register and disclose certain clinical trial information, including when a clinical trial is initiated (often on www.clintrials.gov); information for certain Company studies can be accessed at this website. Information related to the product, patient population, phase, type and scope of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration process. Sponsors are obligated also to discuss the results of their clinical trials after completion and industry trade association ethics guidelines require publication of both favorable and unfavorable study results, which can affect the potential market for a drug. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the progress and intent of development programs.
Regulation Outside of the U.S.
In addition to regulations in the U.S., we will be subject to regulations of other countries governing any clinical trials and commercial sales and distribution of our product candidates, as well as the extent, scope, and enforceability of intellectual property rights associated with the product candidate introduced in these other countries. Whether or not we obtain FDA approval for a product, we, or our local partners, must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before it can commence clinical trials in such countries and approval of the regulators of such countries or economic areas, such as the European Union, before we may market products in those countries or areas. Certain countries outside of the U.S. have a process similar to the FDA’s that requires the submission of a clinical trial application (“CTA”), much like the IND prior to the commencement of human clinical trials. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval. In some cases, once the investigational drug is approved by a regulatory agency in certain established markets, like the FDA in the U.S., other countries will allow a sponsor to rely on that other country’s approval and extend it, with the same terms and conditions, in the foreign country and this may accelerate the introduction of the drug in foreign markets, where applicable (often called a free sales certificate (“FSC”), or also a certificate of pharmaceutical products, process).
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
Other Federal and State Regulatory Requirements
Under the Open Payments Rule, the Centers for Medicare & Medicaid Services requires certain manufacturers of prescription drugs to annually collect and report information on payments or transfers of value to certain healthcare professionals, including physicians, and teaching hospitals, as well as certain ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties. Other countries require similar reporting, including France and Belgium, if the product is approved and marketed there. In addition, several states now require prescription drug companies to report expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners and entities in these states. Other states prohibit various other marketing-related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs and marketing codes. Several additional states are considering similar proposals. Some of the state laws are broader in scope than federal laws. Compliance with these laws is difficult and time-consuming, and companies that do not comply with these state laws face civil or other penalties.
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
Employees
As of December 31, 2022, we had 13 full-time employees, of which six were dedicated to research and development activities. From time to time, we retain independent contractors. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be excellent.
Corporate History
Vical Incorporated (“Vical”) was incorporated in Delaware in 1987. On August 31, 2019, the Delaware corporation formerly known as “Vical Incorporated” completed a reverse merger transaction in accordance with the terms and conditions of the Agreement and Plan of Merger and Reorganization, dated June 2, 2019, as further amended on August 20, 2019 and August 30, 2019, by and among Vical, Brickell Biotech, Inc. (“Private Brickell”) and Victory Subsidiary, Inc. (“Merger Sub”), pursuant to which Merger Sub merged with and into Private Brickell, with Private Brickell surviving the merger as a wholly-owned subsidiary of Vical (the “Merger”). Additionally, on August 31, 2019, immediately after the completion of the Merger, the Company changed its name from “Vical Incorporated” to “Brickell Biotech, Inc.” On September 7, 2022, Brickell Biotech, Inc.’s name was changed to Fresh Tracks Therapeutics, Inc.
Corporate Information
Our corporate headquarters are in Boulder, Colorado, where we occupy facilities totaling approximately 3,000 square feet under a lease agreement that expires in December 2025 and provides us an early termination option. We use our current facilities primarily for research and development and general and administrative personnel.
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

Information about our Executive Officers
The following table sets forth information concerning our executive officers.

Name	Age	Title
Andrew D. Sklawer	39	President and Chief Executive Officer
Albert N. Marchio, II	70	Chief Financial Officer
Deepak Chadha	53	Chief Research and Development Officer and Chief Operating Officer
David McAvoy	60	General Counsel, Chief Compliance Officer, and Secretary
Andrew D. Sklawer, President, Chief Executive Officer, and Co-Founder
Mr. Sklawer co-founded the Company and was appointed President and Chief Executive Officer in January 2023. Previously, Mr. Sklawer served as the Company’s Chief Operating Officer from 2009 until his appointment as President and Chief Operating Officer in May 2022. Prior to 2009, Mr. Sklawer served as the Head of Operations at Concordia Pharmaceuticals, Inc., an oncology drug development company that was acquired by Kadmon Corporation in 2011. Prior to joining Concordia, Mr. Sklawer held various positions at Verid, Inc., a developer of security technology prior to its acquisition by EMC Corporation. Mr. Sklawer holds a B.A. in marketing from the University of Florida and earned his M.B.A. from the University of Miami. Mr. Sklawer currently serves as a board member for StartUp FIU, a Florida International University platform that supports researchers, inventors, innovators, and entrepreneurs to conceive, launch, and scale solutions, is a member of the Advisory Committee of Advancing Innovation in Dermatology Accelerator Fund, and is a board member of the Colorado BioScience Association.
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
Deepak Chadha, Chief Research and Development Officer and Chief Operating Officer
Mr. Chadha joined the Company in 2016 and served as its Chief Regulatory, Pre-clinical, and Quality Compliance Officer until his appointment as Chief Research and Development Officer in 2018. He also was appointed Chief Operating Officer in September 2022. Mr. Chadha served from 2014 to 2016 as Vice President, Global Regulatory Affairs at Suneva Medical, Inc. (“Suneva”), a medical technology company that develops, manufactures, and commercializes aesthetic products for the dermatology, plastic, and cosmetic surgery markets. During his time at Suneva, Mr. Chadha led the regulatory approval for BELLAFILL® dermal filler for acne scar correction and supported the company’s commercial products life cycle management. Prior to joining

Suneva, Mr. Chadha worked at Allergan plc (f.k.a. KYTHERA Biopharmaceuticals, Inc.) from 2007 to 2014, where Mr. Chadha led the development of their product, KYBELLA®, from an early clinical phase to an NDA stage, and also supported the ex-U.S. regulatory activities. Mr. Chadha also served as Vice President of Global Regulatory Affairs at Allergan Medical (f.k.a. Inamed Corporation) from 2004 to 2007, where he assisted in building the organization’s Global Regulatory Affairs department and was involved with the approval for JUVEDERM®, Bioenterics®, LAP-BAND®, and Silicone gel-filled breast implants. Mr. Chadha holds a B.S. in pharmaceutical sciences from Berhampur University in Orissa, India, an M.S. in pharmaceutics from Hamdard University in New Delhi, India, and an M.B.A. in international business from California State University, Dominguez Hills.
David McAvoy, General Counsel, Chief Compliance Officer, and Secretary
Mr. McAvoy joined the Company in 2019 and has served since then as its General Counsel and Chief Compliance Officer. He also was appointed Secretary in May 2022. He previously served as General Counsel, Vice President, and Chief Compliance Officer for Endocyte, Inc., a publicly traded nuclear medicine and oncology biotech company that was subsequently acquired by Novartis AG, from 2017 to 2018. Prior to joining Endocyte, Inc., Mr. McAvoy was at Eli Lilly and Company for 27 years serving in various leadership positions, including as General Counsel of Lilly Emerging Markets and in an executive management business role running strategic alliances for the food animal production group at Eli Lilly and Company’s former Elanco Animal Health subsidiary. While at Eli Lilly and Company, Mr. McAvoy was lead counsel for and helped launch several blockbuster medicines, including Prozac® for depression, Gemzar® for pancreatic and lung cancers, and ReoPro®, one of the first interventional cardiology agents. Mr. McAvoy earned a J.D. and M.S. in environmental science from Indiana University and a B.A. in political science from the University of Notre Dame. He serves on the board of directors for The Villages of Indiana, Inc., championing families for abandoned and abused children.

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
•ability of third parties with which we contract to manufacture consistently adequate clinical trial supplies for development of our pipeline assets, to remain in good standing with regulatory agencies and to develop, validate, and maintain or supervise commercially viable manufacturing processes that are compliant with FDA-regulated current good manufacturing practice (“cGMP”) and other applicable legal requirements, to hire and retain a sufficient and qualified workforce, and to manage their own supply chain(s) to comply with their contractual obligations to us;
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
If we do not achieve one or more of these factors, many of which are beyond our reasonable control, in a timely manner or at all, we could experience significant delays, an inability to fund our operations and research and development, or an inability to obtain regulatory approvals or commercialize our pipeline assets. Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. To continue developing FRTX-02 and the rest of our pipeline, we need to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, we will be unable to conduct certain additional research and development activities.
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
Our pipeline assets primarily target autoimmune and inflammatory diseases, and it is still too early in clinical development to know whether they will progress past Phase 1 clinical trials, including but not limited to our lead asset FRTX-02, which just completed Part 1 of a two-part Phase 1 trial. Any data resulting from our trials may not be favorable for further development, either due to the results themselves or because funding to continue additional development based on these results is not forthcoming. In the case of FRTX-02, further investigation on whether the 150 mg dose that has been identified in Part 1 of the Phase 1 trial is safe and effective in a targeted disease population, such as AD, remains to be proven, and additional financing will be necessary to further evaluate QTc interval prolongation as part of continued testing.
Major public health issues, and specifically the pandemic and related impacts caused by the ongoing spread of COVID-19 and COVID-19 variants, including in terms of constraints on supply chains and human resource availability and significant disruption of global financial and distribution markets, could have an adverse impact on our financial condition and results of operations and other aspects of our business and that of our suppliers, contractors, and business partners.
The extent to which COVID-19 impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted. Materials required for any future research and development activities, including clinical trials, study monitoring, and data analysis, may be paused or delayed due to changes in hospital or university policies, federal, state, or local regulations, prioritization of hospital resources toward pandemic efforts, worker and supplier patterns, or other reasons related to, or as a consequence of, the pandemic.
We also intend to rely on third parties, such as contract laboratories, contract research organizations, medical institutions, and clinical investigators to conduct any future studies and clinical trials for our pipeline assets. If these third parties themselves are adversely impacted by restrictions or disruptions resulting from the COVID-19 pandemic, we will likely experience delays, and/or realize additional costs.
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

Our product candidates may not achieve adequate market acceptance among physicians, patients, healthcare payors, and others in the medical community necessary for commercial success.
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
To compete successfully, we will have to provide an attractive and cost-effective alternative to existing and new therapies. Such competition could lead to reduced market share and contribute to downward pressure on the pricing of future products, which could harm our business, financial condition, operating results, and prospects.
If clinical research organizations (“CROs”) and other third parties do not meet our requirements or otherwise conduct any future clinical trials for our pipeline assets as required or are unable to staff or supply any such trials, we may not be able to satisfy our contractual obligations or obtain regulatory approval for, or commercialize, our pipeline assets at all or in the time frames currently planned for.
We have in the past relied, and expect to continue to rely, on third-party CROs to conduct and oversee any future clinical trials for pipeline assets and other aspects of product development. We also have relied on various medical institutions, clinical investigators, and contract laboratories to conduct our trials in accordance with our clinical protocols and all applicable regulatory requirements, including the FDA’s regulations and good clinical practice (“GCP”) requirements, which are an international standard meant to protect the rights and health of patients and to define the roles of clinical trial sponsors, administrators and monitors, and state regulations governing the handling, storage, security and recordkeeping for drug and biologic products. These CROs and other third parties have played a significant role in the conduct of these trials and the subsequent collection and analysis of data from the clinical trials. We have relied heavily on these parties for the execution of our clinical trials and preclinical studies and controlled only certain aspects of their activities. We and our CROs and other third-party contractors were required to comply with GCP and current good laboratory practice (“GLP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities. Regulatory authorities enforce these GCP and GLP requirements through periodic inspections of trial sponsors, principal investigators, and trial sites. If we or any of these third parties fail to comply with applicable GCP and GLP requirements, or reveal noncompliance from an audit or inspection, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulatory authorities may require us to perform additional clinical trials before approving our or our partners’ marketing applications. We cannot assure that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our future clinical or preclinical trials comply with applicable GCP and GLP requirements, or that our CROs and other third-party contractors are otherwise compliant with applicable laws despite their contractual assurances to us. In addition, clinical trials generally must be conducted with product produced under cGMP regulations. Our failure, or the failure of our CROs and other third-party contractors, to comply with these regulations and policies, or to obtain supply of key items in sufficient quantities, in a timely manner or at all, may require us to extend or repeat any future clinical trials, which would delay or halt the regulatory approval process, or could cause us to fail to meet certain contractual obligations, including but not limited to milestone commitments, with licensors of our portfolio assets like Voronoi and Carna.
If any of our CROs or clinical trial sites terminate their involvement in any future clinical trial for any reason, including but not limited to impacts caused by the COVID-19 pandemic, we may not be able to enter into arrangements with alternative CROs or clinical trial sites, or do so on commercially reasonable terms, and in a satisfactory timeframe. If our relationship with clinical trial sites is terminated, we may experience the loss of follow-up information on patients enrolled in any future clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. In addition, principal investigators for past and any future clinical trials may serve as scientific advisors or consultants to us from time to time and could receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, the integrity of the data generated at the applicable clinical trial site may be questioned by the FDA.
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
Our receipt of future payments from Botanix is contingent on various factors outside of our control, including the successful development, regulatory approval, and commercialization of sofpironium bromide gel, 15%, by Botanix outside of Japan, the successful continued commercialization of ECCLOCK by Kaken in Japan, and the sufficiency of funds by both entities to pay us and Bodor, the licensor of this product.
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
Although the FDA has accepted the filing of an NDA for sofpironium bromide gel, 15% by Botanix, there can be no assurance that the necessary regulatory approvals will be received. If approval is denied or delayed, we may not receive any of the payments from Botanix provided for in the Asset Purchase Agreement. Even if regulatory approvals are obtained, sofpironium bromide gel, 15%, may not be successfully commercialized and may not generate sufficient revenue for us to receive any such payments.
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
We currently have no marketing capabilities or sales organization, and we contract medical support. If we are unable to generate adequate financing, establish sales, marketing, and medical capabilities on our own or through third parties, or are delayed in establishing these capabilities, we will be unable to successfully develop and commercialize our product candidates, if approved, or generate meaningful product revenue.
We currently have no marketing capabilities or sales organization and limited cash runway. To develop and commercialize our product candidates, if approved, we must continue to obtain additional financing, build our marketing, sales, medical, distribution, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing any of these. We currently contract for medical support to advise on our clinical programs and will need to continue doing this or at some point hire a medical organization to progress advanced phase development and commercialization of our product candidates. As a company, we have no prior experience in the commercial launch, marketing, sale, and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to fund costs and expenses of a sales organization and its activities, hire, retain, and incentivize qualified individuals, generate sufficient sales leads, or contract for a sales force and in either case, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team so they operate in an effective and compliant way. Any failure or delay in the development of our internal (or external contracted-for) sales, marketing, distribution, and pricing/reimbursement/access capabilities would impact adversely the commercialization of these products. In addition, we may need more than one approved and marketed product to sustain employing an internal sales force.
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
We rely on cloud-based software to provide the functionality necessary to operate our company, utilizing what is known as “software as a service” (“SaaS”). SaaS allows users like us to connect to and use cloud-based applications over the Internet, such as email, calendaring, and office tools. SaaS provides us with a complete software solution that we purchase on a subscription basis from a cloud service provider. Despite our efforts to protect confidential and sensitive information from unauthorized disclosure across all our platforms, and similar efforts by our cloud service provider(s) and our other third-party contractors, consultants, and vendors, whether information technology (“IT”) providers or otherwise, including but not limited to our CROs, law firms, accountants, and even the government regulators who we rely on to advance our business, this information, and the systems used to store and transmit it, are vulnerable to damage from computer viruses, unauthorized access, computer hacking or breaches, natural disasters, epidemics and pandemics, terrorism, war, labor unrest, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, or other illegal acts, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Other emerging threats we face include: phishing, account takeover attacks, data breach or theft (no matter where the data are stored), loss of control, especially in SaaS applications, over which users have access to what data and level of access, new malware, zero-day threats, and threats within our own organization. In addition, and probably exacerbated by the COVID-19 pandemic and increased remote working arrangements, malicious cyber actors may increase malware and ransom campaigns and phishing emails targeting teleworkers as well as company systems, preying on the uncertainties surrounding COVID-19 or other world trends and events, which exposes us to additional cybersecurity risks, or may try to illegally obtain inside information to manipulate our stock price. If such an event were to occur and cause interruptions in our operations, or substantial manipulation of our stock price, it could result in a material disruption of our development programs and our business operations. In addition, since we sponsor clinical trials, any breach that compromises patient data and identities, thereby causing a breach of privacy, could generate significant reputational damage and legal liabilities and costs to recover and repair, including affecting trust in us to recruit for future clinical trials. For example, the loss or theft of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts, stock manipulation, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability or suffer from stock price volatility or decline, and the further development and commercialization of our products and product candidates could be delayed.
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
Risks Related to Our Liquidity, Financial Matters, and Our Common Stock
We will need to raise substantial additional financing to fund our operations, including to continue developing our lead development-stage program and the rest of our pipeline, which financing may not be available to us on favorable terms or at all.
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
Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. To continue developing FRTX-02 and the rest of our pipeline, we need to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, we will be unable to conduct certain additional research and development activities.

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
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance and/or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. We are still in the process of moving our cash deposits held at SVB and in a U.S. Treasury money market mutual fund purchased through SVB to a new financial institution.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC, and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC, and Federal Reserve Board (“Government Insurers”) will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations, including but not limited to our employee payroll obligations, could be significantly impaired (and delayed) by factors that affect us, the financial institutions with which we have relationships, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, the loss of uninsured deposits, disruptions or instability in the financial services industry or financial markets, inability or refusal by Government Insurers to provide additional protections, or concerns or negative expectations about the prospects for companies in the financial services industry.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our contractual counterparties, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a contractual counterparty may fail to make payments when due, default under their agreements with us, become insolvent, or declare bankruptcy. In addition, a contractual counterparty could be adversely affected by any of the liquidity or other risks that are described above or by the loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any contractual counterparty bankruptcy or insolvency, or the failure of any contractual counterparty to make payments when due, or any breach or default by a contractual counterparty, or the loss of any significant contractual counterparty relationship, could result in material losses to us and may have a material adverse impact on our business.
Our stock price and volume of shares traded have been and may continue to be highly volatile, and our common stock may continue to be illiquid.
The market price of our common stock has been subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile and subject to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•our need for additional potential financings to raise funds to further develop and commercialize our pipeline assets, which could result in significant additional share dilution;
•material developments in, or the conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•our ability to satisfy all listing requirements of The Nasdaq Capital Market and the impact that may result from any failure to address current and avoid future deficiencies;
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
•failure to elicit meaningful stock analyst coverage and downgrades of our stock by analysts, or to obtain more institutional stockholders; and
•the loss of key employees and/or inability to recruit the necessary talent for new positions or to replace exiting employees.
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
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation and could expose us to liability or negatively impact our business, financial condition, operating results, and prospects.
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
Our inability to regain and maintain compliance with Nasdaq continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial, governance, and other requirements. On August 19, 2022, we received a notice (the “Notice”) from the Listing Qualifications Department of Nasdaq stating that the departure of Dennison T. Veru from the Board resulted in noncompliance with the independent director and audit committee requirements set forth in Nasdaq Listing Rule 5605. More specifically, the Board currently is not comprised of a majority of “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2), and the Board’s Audit Committee does not have at least three members, each of whom is independent and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act’”), as required by Nasdaq Listing Rule 5605(c)(2)(A). Currently, the Board has two independent members and two non-independent members, and the Audit Committee consists of the two independent members.
The Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide us with a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or July 28, 2023, or (ii) if the next annual shareholders’ meeting is held before January 24, 2023, then we must evidence compliance no later than January 24, 2023.
However, there can be no assurance that we will be able to regain compliance with Nasdaq’s listing standards. If our common stock is delisted from Nasdaq and we are unable to list our common stock on another national securities exchange, we expect our common stock would be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock; substantially decreased trading in our common stock; decreased market liquidity of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws; an adverse effect on our ability to issue additional securities or obtain additional financing in the future on acceptable terms, if at all; potential loss of confidence by investors, suppliers, partners, and employees and fewer business development opportunities; and limited news and analyst coverage. Additionally, the market price of our common stock may decline further, and stockholders may lose some or all of their investment.
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
As of December 31, 2022, we had approximately $454.5 million of federal and $444.4 million of state net operating loss (“NOL”) carryforwards available to offset future taxable income, of which $210.3 million will carryforward indefinitely and the remainder will expire in varying amounts beginning in 2023 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts, U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of state law has not occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, as a result of offerings of our stock or subsequent shifts in our stock ownership, some of which may be outside of our control. In that case, the ability to use NOL carryforwards to offset future taxable income will be limited following any such ownership change and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
Risks Related to Legal, Regulatory, and Compliance Matters
We or our partners may never obtain regulatory approval to commercialize any other product candidates, and any products approved for sale will be subject to continued regulatory review and compliance obligations and there could be further restrictions on post-approval activities, including commercialization efforts. In obtaining regulatory approval, the approved product label (aka package insert) will determine the extent of allowed promotional activities, and this label could be restrictive or prohibitory with regard to subject matter that may be necessary to maximize the commercial success of the products that are approved.
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
We have sponsored or supported and may sponsor or support future clinical trials for our product candidates outside the U.S., and the FDA and applicable foreign regulatory authorities may not accept data from such trials; in addition, we may not be allowed alone or with local country business partners to obtain regulatory approval for our product candidates without first conducting clinical trials in each of these other countries.
We have sponsored or supported and may sponsor or support future clinical trials outside of the U.S., including our recently completed Part 1 of our Phase 1 clinical trial for FRTX-02 in Canada. Although the FDA or applicable foreign regulatory authorities may accept data from clinical trials conducted outside the U.S. or the applicable jurisdiction, acceptance of such study data by the FDA or applicable foreign regulatory authorities may be subject to certain conditions or exclusions. Where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will not approve the application on the basis of foreign data alone unless such data are applicable to the U.S. population and U.S. medical practice; the studies were performed by clinical investigators of recognized competence; and the data are considered valid without the need for an on-site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Many foreign regulatory bodies have similar requirements. In addition, such foreign studies would be subject to the applicable local laws of the foreign jurisdictions where the studies are conducted. There can be no assurance the FDA or applicable foreign regulatory authorities will accept data from trials conducted outside of the U.S. or the applicable home country. If the FDA or applicable foreign regulatory authority does not accept such data, it would likely result in the need for additional clinical trials, which would be costly and time-consuming and delay aspects of our business plan.

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

Risks Related to Strategic Matters
We recently announced that we are exploring strategic options that could include a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions. There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide sufficient funding to conduct certain additional research and development activities and/or initiate additional clinical trials of our product candidates.
We recently announced that we are exploring strategic options, which could include a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions, to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Our Board, with the assistance of outside advisors, is evaluating a wide range of strategies. This process, including any uncertainty created by this process, involves a number of risks which could impact our business and our stockholders, including the following:
•significant fluctuations in our stock price could occur in response to developments relating to the process or market speculation regarding any such developments;
•we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;
•we may incur substantial increases in general and administrative expense associated with increased legal fees and the need to retain and compensate third-party advisors; and
•we may experience difficulties in preserving the commercially sensitive information that may need to be disclosed to third parties during this process or in connection with an assessment of our strategic options.
The review process also requires significant time and attention from management, which could distract them from other tasks in operating our business or otherwise disrupt our business. Such disruptions could cause concern to our suppliers, strategic partners or other constituencies and may have a material impact on our business and operating results and volatility in our share price.
There can be no assurance that this process will result in the pursuit or consummation of any potential transaction or strategy, or that any such potential transaction or strategy, if implemented, will provide sufficient funding to conduct certain additional research and development activities and/or initiate additional clinical trials of our product candidates. Any outcome of this process would be dependent upon a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing on reasonable terms. The occurrence of any one or more of the above risks could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We may choose not to continue developing or commercializing any of our product candidates at any time during development or after approval, or we may sell and assign our rights, which would reduce or eliminate our potential return on investment for those product candidates.
At any time, we may decide to discontinue the development or commercialization of any of our early-stage or licensed rights to product candidates, or sell and assign our rights, for a variety of reasons, including the appearance of new technologies that make our product obsolete or significantly impact the ability to commercialize the affected product successfully, competition from a competing product including entry of generics, supply chain considerations, intellectual property right impacts, ability to price or changes in or failure to comply with applicable regulatory requirements, inability or difficulty to generate financing to commercialize a product, market reaction to the market potential for any product asset, or constraints on obtaining additional financing and capital. To continue developing FRTX-02 and the rest of our pipeline, we need to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, we will be unable to conduct certain additional research and development activities. If we terminate, exit, or assign a program in which we have invested significant resources, we either likely will not receive any return, or only a partial return, on our investment, and we may have missed an opportunity to have allocated those resources to potentially more productive uses.
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
We rely and expect to continue to rely on third-party contractors for supply, manufacture, and distribution of preclinical or clinical supplies of any current or future product candidates.
We do not currently have, nor do we plan to acquire, the infrastructure or internal capability to supply, store, manufacture, or distribute preclinical or clinical quantities of drug substances or products. Additionally, we have not entered into a long-term commercial supply agreement to provide us with such drug substances or products. As a result, our ability to develop our product candidates is dependent, in part, on our ability to obtain the APIs and other substances and materials used in our product candidates successfully from third parties and to have finished products manufactured by third parties in accordance with regulatory requirements and in sufficient quantities for preclinical and clinical testing. If we fail to develop and maintain supply and other technical relationships with these third parties, or global conditions like the COVID-19 pandemic significantly and adversely impact such third parties, we may be unable to continue to develop our product candidates.
We do not have direct control over whether our contract suppliers and manufacturers will maintain current pricing terms, be willing (or able) to continue supplying us with APIs and finished products, or maintain adequate capacity and capabilities to serve our needs, including quality control, quality assurance, and qualified personnel. We are dependent on our contract suppliers and manufacturers for day-to-day compliance with applicable laws and cGMPs for production of both APIs and finished products. If the safety or quality of any product or product candidate or component is compromised due to a failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for the affected product candidate successfully, and we may be held liable for injuries sustained as a result.
Additionally, any damage to, destruction of, or threats to our third-party manufacturers’ or suppliers’ facilities, equipment, or systems, even by force majeure or by criminal acts, may significantly impair our ability to have our product candidates manufactured on a timely basis. Our reliance on contract manufacturers and suppliers further exposes us to the possibility that they, or third parties with access to their facilities and systems, will have access to and may misappropriate our trade secrets, clinical trial and other research data, or other proprietary information. In addition, the manufacturing facilities of certain of our suppliers may be located outside of the U.S. This may give rise to difficulties in importing our product candidates or their components into the U.S. or other countries, or otherwise protecting these assets.
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
Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed, with patent term extensions granted in certain instances to compensate for part of the period in which the drug was under development and could not be commercialized while under the patent. Without patent protection for our product portfolio, we may be open to competition from generic versions of these assets. FRTX-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending PCT application, and other foreign and U.S. applications for FRTX-02, as of the date of this Annual Report. We are evaluating the patent protection and strategy for the remainder of the assets in-licensed from Voronoi and Carna.
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
Provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger or acquisition that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove members of our Board. These provisions include, but are not limited to:
•authorizing the issuance of “blank check” preferred stock without any need for action by stockholders;
•providing for a classified Board with staggered terms;
•requiring supermajority stockholder voting to effect certain amendments to our current certificate of incorporation and bylaws;
•eliminating the ability of stockholders to call special meetings of stockholders; and
•establishing advance notice requirements for nominations for election to our Board or for proposing matters that can be acted on by stockholders at stockholder meetings.
Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if an offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.
If we fail to attract and retain management and other key personnel and directors, we may be unable to continue to successfully develop or commercialize our product candidates or otherwise implement our business plan.
Our ability to compete in the highly competitive pharmaceutical industry depends on our ability to attract and retain highly qualified managerial, scientific, medical, legal, regulatory and compliance, sales and marketing, business development, commercial and other personnel, and members of our Board. We are highly dependent on our management, scientific personnel, and directors. The loss of the services of any of these individuals could impede, delay, or prevent the successful development of our product pipeline, completion of our current or any future clinical trials, commercialization of our product candidates, or in-licensing or acquisition of new assets and could impact negatively our ability to implement successfully our business plan in a way that complies with all applicable laws. If we lose the services of any of these individuals, we might not be able to find suitable diverse replacements on a timely basis or at all, and our business could be harmed as a result. We might not be able to attract or retain diverse qualified management and other key personnel or directors in the future due to the intense competition for qualified individuals among biotechnology, pharmaceutical, and other businesses. This risk is heightened recently for most employers by the global reaction to the emergence of the COVID-19 pandemic and its impact on worker availability and government regulation of workplace practices associated with public health and other factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters are in Boulder, Colorado, occupying approximately 3,000 square feet under a lease agreement that expires in December 2025 and provides us an early termination option. We use our current facilities primarily for research and development and general and administrative personnel. We believe that our existing facilities are adequate for our current needs.

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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on The Nasdaq Capital Market under the symbol “FRTX.”
Holders
As of March 23, 2023, we had 119 registered holders of record of our common stock. A greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers, other financial institutions, and registered clearing agencies.
Stock Repurchases
There were no repurchases made by us or on our behalf, or by any “affiliated purchaser,” of shares of our common stock during the year ended December 31, 2022.
Dividend Policy
We historically have not, and do not anticipate in the future, paying dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. We are not subject to any legal restrictions respecting the payment of dividends, except that we may not pay dividends if the payment would render us insolvent. Subject to these limitations, any future determination as to the payment of cash dividends on our common stock will be at our Board’s discretion and will depend on our financial condition, operating results, capital requirements, and other factors that our Board considers to be relevant.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We are a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. Our pipeline aims to disrupt existing treatment paradigms and features several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. Our executive management team and Board have a proven track record of leadership across early-stage research, product development, and global commercialization, having served in leadership roles at large global pharmaceutical and biotech companies that successfully developed and/or launched first-in-class products, some of which have achieved iconic status, including Cialis®, Taltz®, Gemzar®, Prozac®, Cymbalta®, Juvederm®, Pluvicto®, and sofpironium bromide. Our strategy is to align this experience and clear vision to explore beyond the limitations of current therapies by identifying, pursuing, and developing next-generation therapeutics that can be groundbreaking in their ability to help millions of people struggling with autoimmune, inflammatory, and other debilitating diseases.
On September 7, 2022, we changed our corporate entity name from Brickell Biotech, Inc. to Fresh Tracks Therapeutics, Inc. and updated our logo, website, and branding elements to reflect the new name. We also updated our product candidate names accordingly, for instance BBI-02 became FRTX-02 and BBI-10 became FRTX-10.
Exploration of Strategic Options
Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. MTS Health Partners, LP has been retained as our exclusive financial advisor to assist in this review process.
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
FRTX-02 is our lead development-stage program and has demonstrated promising results in various preclinical models, including of AD and rheumatoid arthritis. In these models, FRTX-02 showed encouraging decreases in disease severity and reduction of pro-inflammatory cytokines compared to current standard-of-care agents, such as Janus kinase (JAK) inhibitors and anti-tumor necrosis factor (TNF) biologics. Notably, many current therapies for autoimmune disorders are broadly immunosuppressive, which may lead to severe side effects, such as increased infection risk. Preclinical data have shown FRTX-02 to drive regulatory T-cell differentiation while dampening pro-inflammatory TH17 cells and MyD88/IRAK4-related signaling pathways. Regulatory T-cells serve to maintain tolerance and keep the autoreactive, pro-inflammatory T-cells in check, thus inhibiting autoimmune disease and limiting chronic inflammation. The MyD88protein is normally spliced into a long form and a short form. The long form of MyD88 drives inflammation via pathways related to IRAK4, a protein kinase involved in signaling immune responses from toll-like receptors, while the short form of MyD88 limits

IRAK4 phosphorylation and its respective downstream signaling pathway. DYRK1A inhibition shifts the balance to produce more MyD88 short form, which leads to deactivation of the downstream release of certain pro-inflammatory cytokines. Based on current understanding, this inhibition of the release of excess cytokines can be achieved by re-establishing the role of MyD88 short form as a negative regulator of this pathway. Unlike many existing therapies, as well as those currently being investigated, FRTX-02 may have the ability to target both the adaptive and innate immune imbalance simultaneously, potentially resulting in, or substantially achieving, restoration of immune homeostasis that, if proven, would represent a paradigm shift in the treatment of certain autoimmune and inflammatory diseases.
In May 2022, we initiated a first-in-human Phase 1 clinical trial for FRTX-02 (FRTX-02-101) in Canada, which marks the first time an oral DYRK1A inhibitor intended for patients with autoimmune diseases has been administered in humans. FRTX-02-101 is a randomized, double-blind, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of FRTX-02 capsules in both healthy subjects and patients with AD. Parts 1A and 1B of the Phase 1 clinical trial were completed in the fourth quarter of 2022, and in March 2023, we reported positive topline results described in greater detail below. Part 2 of the study is planned to compare once-daily oral doses of FRTX-02 to placebo in subjects with moderate-to-severe AD and include an exploratory evaluation of efficacy. Part 2 is expected to enroll approximately 40 patients at up to 12 study centers.
FRTX-02 is covered by a composition of matter patent issued in the U.S., Japan, China, and other key countries through at least 2038, subject to patent term extensions and adjustments that may be available depending on how this early-stage asset is developed, as well as a pending PCT application, and other foreign and U.S. applications for FRTX-02, as of the date of this Annual Report.
FRTX-10: A covalent Stimulator of Interferon Genes (STING) inhibitor candidate for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
In February 2022, we acquired exclusive, worldwide rights to research, develop, and commercialize a portfolio of novel, preclinical-stage oral STING inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet-need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
STING is a key component of the cyclic GMP-AMP synthase (cGAS)-STING pathway, which plays an important role in the activation of innate immunity. cGAS acts as a DNA sensor, detecting DNA from sources such as invading bacteria, viruses, and cellular debris that can arise from aging and tissue damage. Upon DNA binding, cGAS produces the secondary messenger molecule cyclic GMP-AMP (cGAMP), which binds to STING. STING then undergoes the post-translational modification called palmitoylation, a step essential to the activation of STING. Activated STING then in turn activates the recruitment of kinases that phosphorylate IRF3 and IκBα. Phosphorylated IRF3 leads to activation of the type I interferon response, while phosphorylated IκBα activates NFκB and increases the secretion of pro-inflammatory cytokines such as IL-6 and TNFα, resulting in inflammation. While the innate immune response is an important defense mechanism, a dysregulated type I interferon response and overproduction of pro-inflammatory cytokines also represents a driving cause of multiple autoimmune and inflammatory diseases. As such, targeting the cGAS-STING pathway through STING inhibition may be a novel approach to treating these diseases.
FRTX-10, our lead early-stage STING inhibitor candidate, is a novel, potent, and orally bioavailable covalent STING inhibitor that specifically targets the palmitoylation site of STING. This allows it to inhibit both wild-type STING and gain-of-function mutants without competing with cGAMP binding, thus deactivating downstream signaling through IRF3 and IκBα and ultimately suppressing inflammation. FRTX-10 has exhibited strong proof-of mechanism and a promising profile in initial pharmacokinetics, toxicology, and safety pharmacology studies. In addition, in vitro studies show that FRTX-10 more potently blocks the STING pathway compared to other known STING palmitoylation inhibitors, and that mice treated with FRTX-10 in vivo demonstrate significant decreases in production of key pro-inflammatory cytokines following stimulation of STING.
For FRTX-10, as of the date of this Annual Report, we currently have two pending PCT applications and pending applications in the U.S., Japan, Europe, and other key countries. We possess an exclusive license directed to a library of compounds targeting/inhibiting STING, pharmaceutical compositions containing the same, and methods of their use, which are being evaluated.
Next-Generation Kinase Inhibitors: A Cutting-Edge Platform with the Potential to Produce Treatments for Autoimmune, Inflammatory, and Other Debilitating Diseases
In August 2021, we acquired exclusive global rights to a cutting-edge platform of next-generation kinase inhibitors. This library of new chemical entities includes next-generation DYRK1 inhibitors, as well as other molecules that specifically inhibit Leucine-Rich Repeat Kinase 2 (LRRK2), CDC2-like kinase (CLK), and TTK protein kinase (TTK), also known as Monopolar spindle 1 (Mps1) kinases. A number of these drug candidates have the potential to penetrate the blood-brain barrier, presenting an opportunity to address neuroinflammatory conditions of high unmet need, such as Down Syndrome, Alzheimer’s Disease, and Parkinson’s Disease, while other peripherally acting novel LRRK2, TTK, and CLK kinase inhibitors could be developed in additional therapeutic areas within autoimmunity, inflammation, and oncology.
Compounds from the next-generation kinase inhibitor platform are covered by U.S. and foreign composition of matter patent applications, as well as other applications, that are currently pending in global prosecution.
Topline Results of FRTX-02 (Phase 1 Part A and B) Clinical Trial
Study Design
The Phase 1 clinical trial of FRTX-02 is a two-part, randomized, double-blinded, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of FRTX-02 capsules in both healthy subjects and patients with AD. Part 1A of the study was a SAD assessment, which enrolled a total of 56 healthy subjects across seven cohorts (single oral dose of 10 to 600 mg FRTX-02 or placebo). Part 1B of the study was a MAD assessment, which enrolled a total of 33 healthy subjects across three cohorts (75, 150, and 300 mg FRTX-02 or placebo, once-daily for 14 days). Part 2 of the study is planned to compare once-daily oral doses of FRTX-02 to placebo in subjects with moderate-to-severe AD and include an exploratory evaluation of efficacy.
Safety
FRTX-02 was generally safe and well-tolerated in all seven SAD cohorts and in the 75 mg and 150 mg MAD cohorts, with no discontinuations due to TEAEs. No drug-related serious adverse events were reported. All but two TEAEs were classified as mild, with a single count of moderate back pain in the SAD cohort (assessed as unlikely related to treatment) and moderate headache in the MAD cohort (assessed as possibly related to treatment). No dose-dependent trend in the frequency or severity of TEAEs was observed. There were no electrocardiogram or lab findings of clinical relevance in any of the SAD cohorts and in the 75 mg and 150 mg MAD cohorts. In the 300 mg MAD cohort, QTc prolongation was observed in two subjects at Days 8 and 9, respectively. Both subjects were asymptomatic, and their QTc intervals returned to baseline levels and remained in the normal range after cessation of dosing. All subjects completed their scheduled study assessments.

Pharmacokinetics (PK)
A dose-proportional increase in exposure was observed through all SAD and MAD cohorts. PK data from the 75 mg and 150 mg MAD cohorts achieved maximum plasma concentrations (Cmax) and area under the concentration-time curve (AUC) values at or above the pharmacologically active exposure levels observed across multiple nonclinical autoimmune and inflammatory disease models. The PK data support once-daily oral dosing with FRTX-02. The time of maximum plasma FRTX-02 concentration (Tmax) occurred between 2.65 to 3.25 hours post-dose, and a plasma half-life of approximately 16.0 to 28.0 hours was observed at Day 14 in the 75 mg and 150 mg MAD cohorts, respectively. A minimal-to-moderate accumulation following once-daily oral administration of 75 mg and 150 mg FRTX-02 over 14 days was observed, and steady state plasma concentrations were attained before Day 14.
Pharmacodynamics (PD)
As part of an exploratory PD assessment, ex vivo lipopolysaccharide (LPS)-stimulated cytokine assays were conducted. FRTX-02 demonstrated a reduction in disease-relevant proinflammatory cytokines in whole blood, suggesting initial support for the FRTX-02 mechanism of action. Mean percent cytokine reduction from baseline after 14 days of once-daily 75 mg or 150 mg FRTX-02 treatment versus placebo were in the range of approximately 66% to 20% for IFNγ, IL-23, IL-10, IL-6, and TNFα. Additionally, maximum individual subject cytokine reductions from baseline were shown to be >90% for IFNγ, >50% for IL-23, IL-10, and TNFα, and approximately 40% for IL-6.
Strategic, Licensing, and Other Arrangements
License and Development Agreement with Voronoi
In August 2021, we entered into the Voronoi License Agreement with Voronoi, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02 and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, we made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of our common stock to Voronoi, which was recorded as research and development expenses in the consolidated statements of operations during the year ended December 31, 2021.
With respect to FRTX-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. During the years ended December 31, 2022 and 2021 and through the date of this Annual Report, we did not make any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Exclusive License and Development Agreement with Carna
In February 2022, we entered into the Carna License Agreement with Carna, pursuant to which we acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, we made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the consolidated statements of operations during the year ended December 31, 2022.
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. During the years ended December 31, 2022 and 2021 and through the date of this Annual Report, we did not make any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
Agreements with Botanix
Asset Purchase Agreement with Botanix
On the Effective Date, we and Brickell Subsidiary entered into the Asset Purchase Agreement, pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the Assets. Prior to the sale of the Assets, we had previously entered into the Amended and Restated License Agreement with Bodor that provided us with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed. As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced us as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to us under the Amended and Restated License Agreement, we also had previously entered into the Kaken Agreement, under which we granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in the Territory. In exchange for the sublicense, we were entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced us as the exclusive sub-licensor to Kaken. During the year ended December 31, 2022, prior to entering into the Asset Purchase Agreement, we recognized royalty revenue of $0.1 million under the Kaken Agreement. During the year ended December 31, 2021, we recognized royalty revenue of $0.4 million under the Kaken Agreement.
We determined that the development of and ultimate sale and assignment of rights to the Assets is an output of our ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) were reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the FDA in December 2022 of the filing of an NDA for sofpironium bromide gel, 15%, and (iv) will receive a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted by the FDA in December

2022. Under the Asset Purchase Agreement, we also are eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, we will receive Earnout Payments on net sales of sofpironium bromide gel.
The Asset Purchase Agreement also provides that Botanix will pay to us Sublicense Income from a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the assigned Kaken Agreement. Sublicense Income represents our estimate of payments that will be earned by us in the applicable period from sales-based milestone payments and royalties Botanix will receive from Kaken to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties vary based on net sales that are impacted by a wide variety of market and other factors. We have recorded a contract asset equal to the amount of revenue recognized related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that we determined are not yet probable due to such revenues being highly susceptible to factors outside of our influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, we determined that such variable consideration amounts are fully constrained as of December 31, 2022, and, as such, did not recognize such amounts as contract revenue.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, we and Botanix entered into the TSA whereby we are providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services (i) prior to the acceptance of the filing by the FDA of such NDA in December 2022, we received from Botanix a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing in December 2022, we will receive from Botanix a variable amount based upon actual hours worked, in each case plus related fees and expenses of our advisors (plus a 5% administrative fee) and our out-of-pocket expenses.
Contract Revenue under the Botanix Agreements
We recognized the following as contract revenue during the year ended December 31, 2022 (in thousands):

Year Ended December 31, 2022
Upfront consideration	$3,000
Milestone payment received upon acceptance by FDA of NDA filing	2,000
Consulting services provided under the TSA	794
Reimbursed development expenditures under the Asset Purchase Agreement	624
Sublicense Income	433
Total contract revenue	$6,851
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, we, Brickell Subsidiary, and Bodor entered into the Rights Agreement to clarify that we and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, as subsequently amended on November 10, 2022, we have agreed to pay Bodor (i) 20% of the amount of each payment due to us from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to us from Botanix after deductions, credits, or offsets applied under the Asset Purchase Agreement.
Pursuant to the terms of the Asset Purchase Agreement, we retained our obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of our common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, we entered into the Acknowledgment with Brickell Subsidiary, Botanix, Botanix Pharmaceuticals Limited, and Bodor. Pursuant to the Acknowledgment, we paid $1.0 million in cash to Bodor in full satisfaction of our obligation to issue shares upon the FDA’s acceptance of the NDA. We determined to prepay this obligation in cash in order to avoid the substantial dilution to our stockholders that would have resulted if we had issued the shares of our common stock originally provided for in the Amended and Restated License Agreement.
During the year ended December 31, 2022, $1.9 million was incurred and reported as general and administrative expenses in the consolidated statements of operations associated with achieved milestones related to sofpironium bromide gel, 15%. Prior to December 31, 2022, no expenses associated with milestones had been incurred. Prior to the execution of the Rights Agreement, we paid Bodor immaterial amounts with respect to the royalties we received from Kaken for sales of ECCLOCK in Japan during those periods.
Reverse Stock Split
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
All common stock shares, per-share amounts, and other related balances and computations presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations give effect to the 1-for-45 reverse stock split of our outstanding shares of common stock that occurred on July 5, 2022.
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
In October 2020, we completed the sale of 422,300 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. During the year ended December 31, 2021, 276,165 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $32.40 per share, resulting in aggregate proceeds of approximately $8.9 million. No warrants associated with the October 2020 Offering were exercised during the year ended December 31, 2022.
In June 2020, we completed the sale of 328,669 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. During the year ended December 31, 2021, 388 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $56.25 per share, resulting in aggregate proceeds of approximately $22 thousand. No warrants associated with the June 2020 Offering were exercised during the year ended December 31, 2022.
For additional information regarding the offerings described above, see Note 7. “Capital Stock” of the notes to our consolidated financial statements included in this Annual Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the year ended December 31, 2022, we sold 354,381 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.70 per share, for aggregate net proceeds of $1.3 million, after giving effect to a 3% commission to the Agents. During the year ended December 31, 2021, we sold 98,882 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $40.04 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of December 31, 2022, approximately $44.7 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement. Subsequent to December 31, 2022 and through March 30, 2023, we sold 2,887,535 shares of our common stock under the 2021 ATM Agreement at a weighted-average price of $2.34 per share, for aggregate net proceeds of approximately $6.6 million, resulting in approximately $38.0 million of shares of common stock remaining under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and Oppenheimer. Under the terms of the 2020 ATM Agreement, we may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between us and Oppenheimer. During the year ended December 31, 2022, no sales of common stock under the

2020 ATM Agreement occurred. During the year ended December 31, 2021, we sold 24,201 shares of our common stock under the 2020 ATM Agreement at a weighted-average price of $69.62 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of December 31, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement.
We are subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by us under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million. No warrants associated with the Securities Purchase Agreement were exercised during the years ended December 31, 2022 or 2021.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 2,222 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the year ended December 31, 2022, no sales of common stock under the Purchase Agreement occurred. During the year ended December 31, 2021, we sold to Lincoln Park 28,893 shares under the Purchase Agreement at a weighted-average price of $36.61 per share, for aggregate net proceeds of $1.0 million. As of December 31, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.

On September 9, 2022, a registration statement was declared effective covering the resale of up to 1,750,000 additional shares of our common stock that we have reserved for issuance and sale to Lincoln Park under the Purchase Agreement (Registration Statement No. 333-267254).
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
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license, collaboration, and other agreements. Other than through arrangements as they relate to sales of ECCLOCK in Japan, none of our product candidates has been approved for sale and we have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $21.1 million and $39.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $166.5 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
•intend to complete a Phase 1 clinical trial, along with other nonclinical development activities, for FRTX-02, subject to any delays or limitations described below;
•conduct preclinical development activities for FRTX-10 and experimental characterization of the STING inhibitor library;
•engage in research to identify and characterize both brain penetrant and non-brain penetrant kinase inhibitors from the next-generation kinase inhibitor platform;
•advance research and development-related activities to develop and expand our product pipeline; and
•maintain, expand, and protect our intellectual property portfolio for all our assets.
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
Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. To continue developing FRTX-02 and the rest of our pipeline, we need to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, we will be unable to conduct certain additional research and development activities.
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic agreements for the development and commercialization of our product candidates. Our strategic agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, sublicense income, earnout payments on net product sales, and royalties on net product sales. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to entering into the Asset Purchase Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Beginning in the second quarter of 2022, we began recognizing contract revenue pursuant to the terms of the Asset Purchase Agreement. After December 31, 2022, we expect to continue to recognize contract revenue associated with Sublicense Income related to royalties on applicable net sales of sofpironium bromide gel pursuant to the Asset Purchase Agreement, as such estimated sales become probable. Other than the contract revenue we may generate in connection with the Asset Purchase Agreement, we do not expect to generate any revenue from any product candidates that we developed or develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
Research and Development Expenses
Research and development expenses principally consist of payments to third parties known as clinical research organizations (CROs) and upfront in-licensing fees of development-stage assets. CROs help plan, organize, and conduct clinical and nonclinical studies under our direction. Personnel costs, including wages, benefits, and share-based compensation, related to our research and development staff in support of product development activities are also included, as well as costs incurred for supplies, clinical and nonclinical studies, consultants, and facility and related overhead costs.
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, and share-based compensation, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and sublicensing fees.
Other Income, Net
Other income, net consists primarily of interest income, interest expense, and various income or expense items of a non-recurring nature. We have earned interest income from money market funds and interest-bearing accounts. Our interest income varies each reporting period depending on our average cash balances during the period and market interest rates. We expect interest income to fluctuate in the future with changes in average cash balances and market interest rates.
Critical Accounting Estimates
We have prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, and related disclosures at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates, including those related to revenue recognition and accrued research and development expenses. We base our estimates on our historical experience and on assumptions that we believe are reasonable; however, actual results may differ materially from these estimates under different assumptions or conditions.
For information on our significant accounting policies, please refer to Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report.
Contract Revenue Recognition
Pursuant to the Asset Purchase Agreement, we have rights to receive from Botanix future milestone payments, sales-based payments, and sublicense income related to sales-based milestone payments and royalties earned by Botanix from Kaken under the Kaken Agreement (all of such payments, “Botanix Payments”). The payments under the Asset Purchase Agreement vary based on net sales and/or are contingent upon certain regulatory approvals. Therefore, we are required to estimate the Botanix Payments, which represent variable consideration, to be achieved and recognize revenue to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We may use either the most likely amount or the expected value method in making such estimates based on the nature of the payment to be received and whether there is a wide range of outcomes or only two possible outcomes. For any milestone payments, we utilize the most likely amount method, which represents our best estimate of the single most likely outcome to be achieved. For any sales-based payments or other consideration where there are more than two possible outcomes, we utilize the expected value method, which represents the sum of probability-weighted amounts in a range of possible consideration amounts.
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
Research and Development
Research and development costs are charged to expense when incurred and consist of costs incurred for independent and collaboration research and development activities. The major components of research and development costs include formulation development, nonclinical studies, clinical studies, clinical manufacturing costs, in-licensing fees for development-stage assets, salaries and employee benefits, and allocations of various overhead and occupancy costs. Research costs typically consist of applied research, preclinical, and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis, and the transfer and scale-up of manufacturing at contract manufacturers. Assets acquired (or in-licensed) that are utilized in research and development that have no alternative future use are expensed as incurred. Milestone payments related to our acquired (or in-licensed) assets are recorded as research and development expenses when probable and reasonably estimable.
Costs for certain research and development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to us by our vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses. As of December 31, 2022, related to clinical trials, we recorded

$0.4 million of accrued expenses and $0.3 million of prepaid expenses, which are reported in the consolidated balance sheet as components of accrued liabilities and prepaid expenses and other current assets, respectively.
We have entered into and may continue to enter into licensing or subscription arrangements to access and utilize certain technology. In each case, we evaluate if the license agreement results in the acquisition of an asset or a business. To date, none of our license agreements have been considered an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval that do not meet the definition of a derivative, are immediately recognized as research and development expenses when they are paid or become payable, provided there is no alternative future use of the rights in other research and development projects.
Recent Accounting Pronouncements
Unless otherwise discussed elsewhere in this Annual Report, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

Results of Operations
Comparison of the Year Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
	(in thousands)
Revenue	$6,943	$404
Research and development expenses	(14,043)	(28,231)
General and administrative expenses	(14,434)	(12,417)
Other income, net	432	770
Net loss	$(21,102)	$(39,474)

Revenue
Revenue increased by $6.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Revenue for the year ended December 31, 2022 primarily consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix, while revenue for the year ended December 31, 2021 was driven by royalty revenue earned on a percentage of net sales of ECCLOCK in Japan under the Kaken Agreement.
Upon entering into the Asset Purchase Agreement on the Effective Date, we sold all rights, title, and interests to assets primarily related to sofpironium bromide that were owned and/or licensed by us, and therefore incurred no royalty revenue after the Effective Date. During the year ended December 31, 2022, we recognized contract revenue that was associated with the following: an upfront payment from Botanix of $3.0 million; a milestone payment of $2.0 million upon the FDA’s acceptance of Botanix’s NDA submission of sofpironium bromide gel, 15%; fees for consulting services we provided to Botanix under the TSA of $0.8 million; reimbursed development expenditures from Botanix under the Asset Purchase Agreement of $0.6 million; and Sublicense Income under the Asset Purchase Agreement of $0.4 million.

Research and Development Expenses
Below is a summary of our research and development expenses by period related to our programs:

	Year Ended December 31,
	2022	2021	Change

	(in thousands)
Direct program expenses related to
Sofpironium bromide	$2,090	$18,647	$(16,557)
DYRK1A inhibitor program (FRTX-02)	6,046	5,355	691
STING inhibitor program (FRTX-10)	2,162	—	2,162
Personnel and other unallocated expenses	3,745	4,229	(484)
Total research and development expenses	$14,043	$28,231	$(14,188)
Research and development expenses decreased by $14.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021, driven primarily by lower clinical expenses of $16.6 million related to sofpironium bromide and lower personnel and other unallocated expenses of $0.5 million, partially offset by increased costs related to our STING inhibitor platform under the Carna License Agreement of $2.2 million and increased costs related to our DYRK1A inhibitor program of $0.7 million. Additional detail over our programs is as follows:
•Sofpironium bromide. In the fourth quarter of 2021, we completed our Phase 3 pivotal clinical program for sofpironium bromide gel, 15%. While we incurred $2.1 million in 2022 associated with our Phase 3 pivotal clinical program, we do not expect in the future to incur any additional research and development expenses related to sofpironium bromide subsequent to the Effective Date, when we sold the assets primarily related to sofpironium bromide that we previously owned and/or licensed to Botanix, which is responsible for all further research, development, and commercialization of sofpironium bromide.
•DYRK1A inhibitor program. In August 2021, we acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02. As a result, expenses in 2021 primarily related to upfront in-licensing fees of $5.4 million. In May 2022, we initiated a Phase 1 clinical trial in Canada for FRTX-02 and incurred $6.0 million in clinical trial expenses during the year ended December 31, 2022.
•STING inhibitor program. In February 2022, we acquired a portfolio of novel, potent, and orally available STING inhibitors that has broad potential in autoimmune, inflammatory, and rare genetic diseases, of which our primary product candidate is FRTX-10. To date, the expenses associated with our STING inhibitor program primarily relate to upfront in-licensing fees of $2.0 million.
•Personnel and other unallocated expenses. Personnel and other expenses include operating expenses related to research and development activities not specifically attributable to a specific program. Other expenses include travel, office supplies, license fees, and other miscellaneous expenses. These expenses vary over time depending on the development phase of the assets, the timing of acquisition or disposition of the assets, and other variables inherent in carrying out preclinical and clinical studies.
General and Administrative Expenses
General and administrative expenses increased by $2.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase was primarily related to $1.9 million in payments to Bodor under the Rights Agreement and higher expenses associated with legal and compliance fees of $0.4 million, partially offset by lower compensation-related expenses of $0.2 million and lower other general administrative expenses of $0.1 million.
Total Other Income, Net
Total other income, net decreased by $0.3 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily due to a gain on extinguishment of debt of approximately $0.4 million that resulted from the forgiveness of an outstanding loan that we received under the Paycheck Protection Program (the “PPP Loan”) in June 2021.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the years ended December 31, 2022 and 2021, we had a net loss of $21.1 million and $39.5 million, respectively. As of December 31, 2022, we had an accumulated deficit of $166.5 million. As of December 31, 2022, we had cash and cash equivalents of $8.7 million compared to $26.9 million as of December 31, 2021. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, and payments received under license and other strategic agreements.
We believe that our cash and cash equivalents as of December 31, 2022, combined with $6.6 million in net proceeds received in March 2023 from sales of our common stock under the 2021 ATM Agreement, will be sufficient to fund our operations for at least the next 12 months. However, it is difficult to predict our spending for our product candidates prior to obtaining FDA approval. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. To continue developing FRTX-02 and the rest of our pipeline, we need to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, we will be unable to conduct certain additional research and development activities. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to our stockholders.
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

Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by (used in):
Operating activities	$(19,335)	$(36,148)
Investing activities	(47)	(36)
Financing activities	1,178	32,953
Total	$(18,204)	$(3,231)

Operating Activities
Net cash used in operating activities of $19.3 million during the year ended December 31, 2022 decreased compared to $36.1 million during the year ended December 31, 2021, which was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities, and general working capital requirements. The $16.8 million decrease was impacted by the net effect of a decrease in net loss of $18.4 million, partially offset by a decrease in non-cash operating expenses of $1.7 million. Our non-cash operating activity during the year ended December 31, 2021 consisted of approximately $2.0 million in expense for the issuance of our common stock under the Voronoi License Agreement, net of a $0.4 million gain on extinguishment of the PPP Loan.
Investing Activities
Net cash used in investing activities during both years ended December 31, 2022 and 2021 was related to purchases of property and equipment.
Financing Activities
Net cash provided by financing activities during the year ended December 31, 2022 decreased by $31.8 million compared to the year ended December 31, 2021. The decrease primarily resulted from the following financing activities:
•net proceeds received during the year ended December 31, 2021 of $10.3 million from the sale of our common stock in the October 2021 Offering, $9.0 million from the exercise of warrants, and $7.3 million from the sale of our common stock in the July 2021 Offering, and
•lower net proceeds received during the year ended December 31, 2022 of $5.2 million from sales of our common stock under the ATM Agreements and Purchase Agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Fresh Tracks Therapeutics, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Fresh Tracks Therapeutics, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, redeemable preferred stock and stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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

Research and development costs

Description of the Matter
The Company incurred $14.0 million for research and development expenses for the year ended December 31, 2022, and accrued $0.4 million and prepaid $0.3 million of research and development expenses at December 31, 2022. The completeness and valuation of certain clinical study fees incurred in the Company's accrued research and development costs are subject to risk of estimation uncertainty related to services received and efforts expended. As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain research and development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendors on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.
Auditing research and development costs was judgmental due to the estimation required by management in determining the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. The Company has contracts with contract research organizations (“CROs”) that conduct and manage clinical studies on its behalf. The payment terms of these agreements vary from contract to contract and may result in uneven payment flows.

How We Addressed the Matter in Our Audit	To test the estimated research and development costs, we performed audit procedures that included, among others, assessing methodologies and testing the assumptions discussed above, testing the underlying data used by management, and assessing the historical accuracy of management’s estimates. We performed inquiries of clinical research managers to understand the status of trials, discussed any delays or new developments with the studies to understand the impact of the activity on the accounting for the studies, and confirmed directly with CROs the status of significant cost drivers, such as patient enrollment, site activation and passthrough costs.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Denver, Colorado

March 30, 2023

FRESH TRACKS THERAPEUTICS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$8,680	$26,884
Prepaid expenses and other current assets	1,403	2,716
Total current assets	10,083	29,600
Property and equipment, net	75	58
Contract asset, net of current portion	64	—
Operating lease right-of-use asset	49	59
Total assets	$10,271	$29,717
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$571	$1,605
Accrued liabilities	2,457	3,136
Lease liability	49	69
Total current liabilities	3,077	4,810

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of December 31, 2022 and 2021; 3,018,940 and 2,652,828 shares issued and outstanding as of December 31, 2022 and 2021, respectively	30	27
Additional paid-in capital	173,633	170,247
Accumulated deficit	(166,469)	(145,367)
Total stockholders’ equity	7,194	24,907
Total liabilities and stockholders’ equity	$10,271	$29,717

See accompanying notes to these consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue
Contract revenue	$6,851	$—
Royalty revenue	92	404
Total revenue	6,943	404
Operating expenses:
Research and development	14,043	28,231
General and administrative	14,434	12,417
Total operating expenses	28,477	40,648
Loss from operations	(21,534)	(40,244)
Other income	441	839
Interest expense	(9)	(69)
Net loss attributable to common stockholders	$(21,102)	$(39,474)
Net loss per common share attributable to common stockholders, basic and diluted	$(7.51)	$(22.12)
Weighted-average shares used to compute net loss per common share attributable to common stockholders, basic and diluted	2,808,075	1,784,791

See accompanying notes to these consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2020	—	$—	1,190,032	$12	$133,016	$(105,893)	$27,135
Issuance of common stock under license agreement	—	—	62,597	1	1,970	—	1,971
Issuance of common stock upon exercise of warrants	—	—	276,553	3	8,966	—	8,969
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	2,857	—	(55)	—	(55)
Issuance of common stock pursuant to public offerings and ATM agreements, net of issuance costs of $2,246	—	—	1,113,027	11	23,995	—	24,006
Issuance of common stock to settle accrued liabilities	—	—	4,444	—	63	—	63
Issuance of common stock for cash under employee stock purchase plan	—	—	3,318	—	29	—	29
Stock-based compensation	—	—	—	—	2,263	—	2,263
Net loss	—	—	—	—	—	(39,474)	(39,474)
Balance, December 31, 2021	—	—	2,652,828	27	170,247	(145,367)	24,907
Issuance of preferred stock	1	—	—	—	—	—	—
Redemption of preferred stock	(1)	—	—	—	—	—	—
Issuance of common stock pursuant to ATM agreement, net of issuance costs of $117	—	—	354,381	3	1,193	—	1,196
Issuance of common stock for cash under employee stock purchase plan	—	—	11,731	—	37	—	37
Stock-based compensation	—	—	—	—	2,156	—	2,156
Net loss	—	—	—	—	—	(21,102)	(21,102)
Balance, December 31, 2022	—	$—	3,018,940	$30	$173,633	$(166,469)	$7,194
See accompanying notes to these consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,102)	$(39,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,156	2,263
Non-cash operating lease expense	59	15
Depreciation	30	22
Issuance of common stock under license agreement	—	1,971
Gain on loan extinguishment	—	(437)
Issuance of common stock to settle accrued liabilities	—	63
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including noncurrent portion of contract asset	1,249	699
Accounts payable	(1,034)	1,023
Accrued liabilities	(624)	(2,288)
Operating lease liability	(69)	(5)
Net cash used in operating activities	(19,335)	(36,148)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(47)	(36)
Net cash used in investing activities	(47)	(36)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock pursuant to public offerings and ATM agreements, net of issuance costs	1,196	24,006
Payments of taxes related to net share settlement of equity awards	(55)	(51)
Proceeds from the issuance of commons stock under employee stock purchase program	37	29
Proceeds from the exercise of warrants	—	8,969
Net cash provided by financing activities	1,178	32,953

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,204)	(3,231)
CASH AND CASH EQUIVALENTS—BEGINNING	26,884	30,115
CASH AND CASH EQUIVALENTS—ENDING	$8,680	$26,884

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of right-of-use asset through lease liability	$49	$—
Forgiveness of Paycheck Protection Program loan	$—	$437

See accompanying notes to these consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Fresh Tracks Therapeutics, Inc. (the “Company” or “Fresh Tracks”), which changed its name from Brickell Biotech, Inc. effective September 7, 2022, is a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. The Company’s pipeline aims to disrupt existing treatment paradigms and features several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. This includes FRTX-02 (formerly BBI-02), a DYRK1A inhibitor for the treatment of certain autoimmune and inflammatory diseases; FRTX-10 (formerly BBI-10), a preclinical-stage Stimulator of Interferon Genes (“STING”) inhibitor candidate for the potential treatment of autoimmune, inflammatory, and rare genetic diseases; and a platform of next-generation kinase inhibitors with the potential to produce treatments for autoimmune, inflammatory, and other debilitating diseases.
Reverse Stock Split
On July 5, 2022, the Company effected a 1-for-45 reverse stock split of outstanding shares of its common stock. All common stock shares, per-share amounts, and other related balances and computations reported as of and for all periods presented in the consolidated financial statements and notes reflect the adjusted common stock share, per-share amounts, and other related balances and computations that were effective on and after July 5, 2022. Additional details of the reverse stock split are reported in Note 7. “Capital Stock.”
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the year ended December 31, 2022, the Company had a net loss of $21.1 million and net cash used in operating activities of $19.3 million. As of December 31, 2022, the Company had cash and cash equivalents of $8.7 million and an accumulated deficit of $166.5 million.
The Company believes that its cash and cash equivalents as of December 31, 2022, combined with $6.6 million in net proceeds received in March 2023 from sales of the Company’s common stock under the 2021 ATM Agreement (as defined in Note 7. “Capital Stock”), will be sufficient to fund its operations for at least the next 12 months.
The Company expects to continue to incur additional substantial losses in the foreseeable future as a result of the Company’s research and development activities. The Company’s board of directors (“Board”) and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of its novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving the Company. To continue developing FRTX-02 and the rest of the Company's pipeline, it needs to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, the Company will be unable to conduct certain additional research and development activities. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to the Company’s stockholders.

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
Reclassifications
Certain comparative figures in the prior year consolidated statement of cash flows within operating activities have been reclassified to conform to the current period presentation. These reclassifications did not impact total net cash used in operating activities.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts held in short-term money market accounts with highly rated financial institutions.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and contract asset. The Company maintains cash and cash equivalents balances in several accounts with one financial institution which, from time to time, are in excess of federally insured limits.
For the years ended December 31, 2022 and 2021, one third party individually accounted for the Company’s total revenue, related accounts receivable and contract asset balances as of December 31, 2022 and 2021. Refer to Note 3. “Strategic Agreements” for a detailed discussion of agreements with Botanix SB Inc. and Botanix Pharmaceuticals Limited (“Botanix”).
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation. Expenditures for major betterments and additions are charged to the asset accounts, while replacements, maintenance, and repairs, which do not improve or extend the lives of the respective assets, are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally between three and five years. Depreciation expense amounted to $30 thousand and $22 thousand for the years ended December 31, 2022 and 2021, respectively.
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

	Level 1
	December 31,
	2022	2021
Assets:
Money market funds	$7,680	$25,875

Fair Value of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instrument disclosed herein:
Money Market Funds—The carrying amounts reported as cash and cash equivalents in the consolidated balance sheets approximate their fair values due to their short-term nature and market rates of interest.

The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the short-term maturity of those items.
Revenue Recognition
The Company has recognized revenue primarily from upfront fees, research and development milestones, research reimbursements, and consulting services fees related to the development of previously owned or sublicensed assets associated with the proprietary compound sofpironium bromide, as well as sublicense income and royalty fees on sales of sofpironium bromide gel, 5% (ECCLOCK®) in Japan.
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
Licenses of Intellectual Property
If a license for the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue when the functional license is transferred to the customer, and the customer can use and benefit from the license.
Milestones
At the inception of each arrangement that includes milestone payments (variable consideration), excluding sales-based milestone payments discussed below, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. The most likely amount method is generally utilized when there are only two possible outcomes and represents the Company’s best estimate of the single most likely outcome to be achieved. If it is probable that a significant revenue reversal would not occur, the variable consideration for the associated milestone is included in the transaction price. Milestone payments contingent on regulatory approvals that are not within the Company or the Company’s collaboration partner’s control, as applicable, are generally not considered probable of being achieved until those approvals are received. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of milestones and any related constraint, and if necessary, adjusts the Company’s estimate of the variable consideration. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenue in the period of adjustment.
Sales-Based Payments
For license arrangements that include sales-based payments such as royalties or milestone payments based on the level of sales, and for which the license is deemed to be the predominant item to which the sales-based payments relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the sales-based payment has been allocated has been satisfied (or partially satisfied). Sales-based payments received under license arrangements are recorded as royalty revenue in the Company’s consolidated statements of operations.
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
Contract Asset
For non-license arrangements involving the sale and transfer of the Company’s intellectual property rights, the Company recognizes estimated variable consideration as revenue as discussed above before the customer pays consideration or before payment is due. The estimated revenue recognized is presented as a contract asset on the Company’s consolidated balance sheets. The current portion of the contract asset is presented in prepaid expenses and other current assets on the Company’s consolidated balance sheets. Actual amounts paid or due by the customer are recorded as a reduction to the contract asset. Any revisions to the Company’s estimated revenue based on actual results and future expectations are recognized as an adjustment to the contract asset.
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

Costs for certain research and development activities, such as clinical trial expenses, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, and information provided to the Company by its vendor on their actual costs incurred or level of effort expended. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheets as prepaid expenses and other current assets or accrued expenses.
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
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Year Ended December 31,
	2022	2021
Outstanding warrants	621,063	621,063
Outstanding options	215,316	222,919
Total	836,379	843,982

Leases
The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than one year are recognized on the consolidated balance sheets as right-of-use assets and lease liabilities. The Company does not currently hold any finance leases. The Company has elected the practical expedient not to recognize on the consolidated balance sheets leases with terms of one year or less and not to separate lease components and non-lease components for real estate leases. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
The Company recognizes interest and penalties arising from the underpayment of income taxes in the consolidated statements of operations as a component of income tax expense. The Company had no accrual for interest or penalties on its consolidated balance sheets as of December 31, 2022 and 2021, and has not recognized interest or penalties in its consolidated statements of operations for the years ended December 31, 2022 and 2021.
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

NOTE 3. STRATEGIC AGREEMENTS
License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02 and other next-generation kinase inhibitors. In accordance with the terms of the Voronoi License Agreement, in exchange for the licensed rights, the Company made a one-time payment of $2.5 million in cash and issued $2.0 million, or 62,597 shares, of its common stock to Voronoi, which was recorded as research and development expenses in the consolidated statements of operations during the year ended December 31, 2021.
With respect to FRTX-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. During the years ended December 31, 2022 and 2021 and through the date of this Annual Report, the Company did not make any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
Exclusive License and Development Agreement with Carna
On February 2, 2022, the Company entered into an Exclusive License Agreement (the “Carna License Agreement”) with Carna Biosciences, Inc. (“Carna”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize Carna’s portfolio of novel STING inhibitors. In accordance with the terms of the Carna License Agreement, in exchange for the licensed rights, the Company made a one-time cash payment of $2.0 million, which was recorded as research and development expenses in the consolidated statements of operations during the year ended December 31, 2022.
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. During the years ended December 31, 2022 and 2021 and through the date of this Annual Report, the Company did not make any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), the Company and Brickell Subsidiary entered into an asset purchase agreement with Botanix (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by the Company or Brickell Subsidiary (the “Assets”). Prior to the sale of the Assets, the Company had previously entered into a License Agreement with Bodor Laboratories, Inc. (“Bodor”), dated December 15, 2012 (last amended in February 2020) that provided the Company with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced the Company as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to the Company under the Amended and Restated License Agreement, the Company also had previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced the Company as the exclusive sub-licensor to Kaken. During the year ended December 31, 2022, prior to entering into the Asset Purchase Agreement, the Company recognized royalty revenue of $0.1 million under the Kaken Agreement. During the year ended December 31, 2021, the Company recognized royalty revenue of $0.4 million under the Kaken Agreement.
The Company determined that the development of and ultimate sale and assignment of rights to the Assets is an output of the Company’s ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, the Company (i) received an upfront payment at closing in the amount of $3.0 million, (ii) was reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the FDA in December 2022 of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (iv) will receive a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted by the FDA in December 2022. Under the Asset Purchase Agreement, the Company also is eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, the Company will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to the Company a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the assigned Kaken Agreement (together, the “Sublicense Income”). Sublicense Income represents the Company’s estimate of payments that will be earned by the Company in the applicable period from sales-based milestone payments and royalties Botanix will receive from Kaken to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties vary based on net sales that are impacted by a wide variety of market and other factors and, as such, the Company utilized the expected value approach, which the Company believes will best predict the amount of consideration to which it will be entitled. In relation to the sales-based milestone payments that Botanix may receive from Kaken in the future, the Company utilized the most likely amount method and determined it is not yet probable that the Company will receive any payments from Botanix in relation to such milestone payments. Therefore, the Company determined that such milestone payments are fully constrained as of December 31, 2022, and, as such, have not yet been recognized as contract revenue. With respect to the recognition of contract revenue for the Sublicense Income based on future royalties that will be due to Botanix from Kaken, certain amounts are not yet due from Botanix. Therefore, the Company has recorded a contract asset equal to the amount of revenue recognized related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that the Company determined are not yet probable due to such revenues being highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, the Company determined that such variable consideration amounts are fully constrained as of December 31, 2022, and as such, did not recognize such amounts as contract revenue.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, the Company and Botanix entered into a transition services agreement (the “TSA”) whereby the Company is providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services (i) prior to the acceptance of the filing by the FDA of such NDA in December 2022, the Company received from Botanix a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing in December 2022, the Company will receive from Botanix a variable amount based upon actual hours worked, in each case plus related fees and expenses of the Company’s advisors (plus a 5% administrative fee) and the Company’s out-of-pocket expenses.
Contract Revenue and Contract Assets under the Botanix Agreements
The Company recognized the following as contract revenue during the year ended December 31, 2022 (in thousands):

Year Ended December 31, 2022
Upfront consideration	$3,000
Milestone payment received upon acceptance by FDA of NDA filing	2,000
Consulting services provided under the TSA	794
Reimbursed development expenditures under the Asset Purchase Agreement	624
Sublicense Income	433
Total contract revenue	$6,851
The following table presents changes in the value of the Company’s contract asset related to Sublicense Income for the year ended December 31, 2022 (in thousands):

Contract asset as of January 1, 2022	$—
Sublicense Income recognized	433
Amounts received or receivable	(115)
Contract asset as of December 31, 2022	$318
Contract asset, included in prepaid expenses and other current assets	$254
Contract asset, net of current portion	$64
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, the Company, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that the Company and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement includes a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, as subsequently amended on November 10, 2022, the Company agreed to pay Bodor (i) 20% of the amount of each payment due to the Company from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to the Company from Botanix after deductions, credits or offsets applied under the Asset Purchase Agreement.
Pursuant to the terms of the Asset Purchase Agreement, the Company retained its obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of its common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, the Company entered into an Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement (the “Acknowledgment”) with Brickell Subsidiary, Botanix, Botanix Pharmaceuticals

Limited, and Bodor. Pursuant to the Acknowledgment, the Company paid $1.0 million in cash to Bodor in full satisfaction of the Company’s obligation to issue shares upon the FDA’s acceptance of the NDA.
During the year ended December 31, 2022, $1.9 million was incurred and reported as general and administrative expenses in the consolidated statements of operations associated with achieved milestones related to sofpironium bromide gel, 15%. Prior to December 31, 2022, no expenses associated with milestones had been incurred. Prior to the execution of the Rights Agreement, the Company paid Bodor immaterial amounts with respect to the royalties the Company received from Kaken for sales of ECCLOCK in Japan during those periods.

NOTE 4. DETAILED ACCOUNT BALANCES
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid insurance	521	921
Contract asset	254	—
Prepaid research and development expenses	254	1,443
Accounts receivable	250	125
Other prepaid expenses	117	168
Other current assets	7	59
Total	$1,403	$2,716

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued compensation	$1,320	$1,861
Accrued professional fees	705	452
Accrued research and development expenses	432	823
Total	$2,457	$3,136

NOTE 5. NOTE PAYABLE
On April 15, 2020, the Company executed an unsecured promissory note to IberiaBank (the “PPP Loan”) pursuant to the U.S. Small Business Administration’s Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company used the PPP Loan proceeds in the principal amount of $0.4 million and bearing interest at a fixed rate of 1.00% per annum to cover payroll costs and certain other permitted costs in accordance with the relevant terms and conditions of the CARES Act. In January 2021, the Company applied for forgiveness of the full amount of the PPP Loan, which was forgiven in full in June 2021. As a result, during the year ended December 31, 2021, the Company recognized a gain on extinguishment of debt of approximately $0.4 million in other income in the consolidated statements of operations.

NOTE 6. COMMITMENTS AND CONTINGENCIES
Operating Lease
In August 2016, the Company entered into a multi-year, noncancelable lease for its Colorado-based office space, which was amended on December 29, 2022 to, among other things, extend the lease term to December 31, 2025, eliminate options previously available to the Company to extend the lease, and provide that the Company may terminate the lease effective June 30, 2023 if notice is provided by April 30, 2023 (as amended, the “Boulder Lease”). Minimum base lease payments under the Boulder Lease are recognized on a straight-line basis over the term of the lease. In addition to base rental payments included in the contractual obligations table below, the Company is responsible for its pro rata share of the operating expenses for the building, which includes common area maintenance, utilities, property taxes, and insurance.
Upon modification of the Boulder Lease in December 2022, the Company reassessed classification of the lease and determined that the lease still met the criteria to be classified as an operating lease. Furthermore, the Company remeasured the lease liability as of the effective date by calculating the present value of the new lease payments, discounted at the Company’s incremental borrowing rate of 11.0%, over the lease term of six months. The lease term includes periods covered by an option to terminate the lease that the Company is reasonably certain to exercise. The operating expenses are variable and are not included in the present value determination of the lease liability.
The following table presents lease cost, cash paid for amounts included in the measurement of lease liabilities, the weighted-average remaining lease term, and the weighted-average discount rate for the Company’s operating leases (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$62	$62
Variable lease cost	$39	$37
Cash outflows from operating leases	$111	$88
Weighted-average remaining lease term	0.5 years	1.0 year
Weighted-average discount rate	11.0%	11.0%
The following is a summary of the contractual obligations related to operating lease commitments as of December 31, 2022 (in thousands):

Total maturities, through December 31, 2023	$50
Less imputed interest	(1)
Present value of lease liability	$49
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
All common stock shares, per-share amounts, and other related balances and computations reported as of and for all periods presented in the consolidated financial statements and notes thereto give effect to the 1-for-45 reverse stock split of the Company’s outstanding shares of common stock that occurred on July 5, 2022. The number of shares of the Company’s common stock authorized for issuance was not affected by the reverse stock split and was not proportionally decreased.
Common Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s Board has the authority to issue up to 300,000,000 shares of common stock with a par value of $0.01 per share. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its Board. The Company had reserved authorized shares of common stock for future issuance as of December 31, 2022 as follows:

December 31, 2022
Common stock warrants	621,063
Common stock options outstanding	215,316
Shares available for grant under the 2020 Omnibus Long-Term Incentive Plan	141,843
Shares available for grant under the ESPP	42,728
Total	1,020,950
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
In October 2020, the Company completed a sale of 422,300 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $32.40 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020. During the year ended December 31, 2021, 276,165 common warrants associated with the October 2020 Offering were exercised at a weighted-average exercise price of $32.40 per share, resulting in aggregate proceeds of approximately $8.9 million. No warrants associated with the October 2020 Offering were exercised during the year ended December 31, 2022.
In June 2020, the Company completed a sale of 328,669 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020. The common warrants were immediately exercisable at a price of $56.25 per share of common stock and will expire five years from the date of issuance. During the year ended December 31, 2021, 388 common warrants associated with the June 2020 Offering were exercised at a weighted-average exercise price of $56.25 per share, resulting in aggregate proceeds of approximately $22 thousand. No warrants associated with the June 2020 Offering were exercised during the year ended December 31, 2022.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the year ended December 31, 2022, the Company sold 354,381 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.70 per share, for aggregate net proceeds of

$1.3 million, after giving effect to a 3% commission to the Agents. During the year ended December 31, 2021, the Company sold 98,882 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $40.04 per share, for aggregate net proceeds of $3.8 million, after giving effect to a 3% commission to the Agents. As of December 31, 2022, approximately $44.7 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-236353). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and Oppenheimer. Under the terms of the 2020 ATM Agreement, the Company may also sell the shares from time to time to Oppenheimer as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to Oppenheimer as principal would be pursuant to the terms of a separate placement notice between the Company and Oppenheimer. During the year ended December 31, 2022, no sales of common stock under the 2020 ATM Agreement occurred. During the year ended December 31, 2021, the Company sold 24,201 shares of its common stock under the 2020 ATM Agreement at a weighted-average price of $69.62 per share, for aggregate net proceeds of approximately $1.6 million, after giving effect to a 3% commission to Oppenheimer as agent. As of December 31, 2022, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement.
The Company is subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and the Company sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant,” and together with the Series A Warrant, the “Warrants”). No warrants associated with the Securities Purchase Agreement were exercised during the years ended December 31, 2022 or 2021.
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

Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 2,222 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the year ended December 31, 2022, no sales of common stock under the Purchase Agreement occurred. During the year ended December 31, 2021, the Company sold to Lincoln Park 28,893 shares under the Purchase Agreement at a weighted-average price of $36.61 per share, for aggregate net proceeds of $1.0 million. As of December 31, 2022, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
On September 9, 2022, a registration statement was declared effective covering the resale of up to 1,750,000 additional shares of the Company’s common stock that the Company has reserved for issuance and sale to Lincoln Park under the Purchase Agreement (Registration Statement No. 333-267254).
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
Preferred Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s Board has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. On May 25, 2022, the Company issued and sold one share of the Company’s preferred stock, which was designated as Series A Preferred Stock (the “Series A Preferred Stock”), for a nominal amount. During the time the Series A Preferred Stock was outstanding, it had 80,000,000 votes exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The terms of the Series A Preferred Stock provided that it would be voted, without action by the holder, on any such proposal in the same proportion as shares of the Company’s common stock were voted. The Series A Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware. The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series A Preferred Stock was not entitled to receive dividends of any kind. The Series A Preferred Stock was redeemed in whole on July 5, 2022 upon the effectiveness of the amendment to the Restated Certificate of Incorporation implementing the reverse stock split. As of December 31, 2022, there were no shares of Series A Preferred Stock outstanding.

NOTE 8. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of December 31, 2022, 25,069 and 1,836 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
On May 17, 2022, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 119,377 shares. As of December 31, 2022, 323,364 shares were authorized, and 188,411 shares were subject to outstanding awards under the Omnibus Plan. As of December 31, 2022, 141,843 shares remained available for grant under the Omnibus Plan.
Fair Value Assumptions
The Company accounts for share-based compensation expense for stock options granted to employees, members of its Board, and non-employees by estimating the fair value of each stock-based award on the date of grant using the Black-Scholes option pricing model. The Company recognizes share-based compensation expense on a straight-line basis over the vesting term. The Company applies an estimated forfeiture rate based on past history and makes revisions, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The Company considers the fair value of common stock to be equal to its current share price. If applicable, the current share price is adjusted to reflect material nonpublic information known to the Company but unavailable to market participants. The determination of the fair value of stock-based awards on the date of grant using an option-pricing model is affected by the value of the Company’s stock price, as well as assumptions regarding subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.
Because the Company has a limited history of stock purchase and sale activity, the Company estimates expected volatility of the common stock by using the average share fluctuations of companies similar in size, operations, and life cycle. The expected term of stock options granted to employees, including members of the Board, is determined as the midpoint between the vesting date and the contractual end of the option grant. The expected term of all other stock options granted is based on the Company’s historical share option exercise experience, which approximates the midpoint between the vesting date and the contractual end of the option grant. The risk-free interest rates used in the valuation model are based on U.S. Treasury yield issues in effect at the time of grant for a period commensurate with the expected term of the grant. The Company does not anticipate paying any dividends in the foreseeable future and therefore uses an expected dividend yield of zero.
Stock Options
Stock options granted by the Company have an exercise price per share equal to the closing sales price of the common stock on the day prior to the date of grant and expire ten years from the date of grant. The vesting term of granted stock options is stated in each individual grant agreement, which is generally four years. During the years ended December 31, 2022 and 2021, the Company granted stock options with a weighted-average grant date fair value of $7.95 per share and $29.34 per share, respectively. The assumptions used to calculate the fair value of stock options granted are as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Expected term	6.0 years	6.0 years
Expected volatility	97.8%	99.3%
Risk-free interest rate	3.0%	1.0%
Expected dividend yield	—%	—%

A summary of stock option activity under the Company’s incentive plans is as follows:

	Shares	Weighted- Average Exercise Price	Total Intrinsic Value	Weighted-Average Remaining Contractual Life (In Years)
Outstanding as of December 31, 2021	156,765	$143.15	$—	8.53
Granted	86,204	$10.95
Forfeited	(19,361)	$28.74
Expired	(8,292)	$569.23
Outstanding as of December 31, 2022	215,316	$84.10	$—	8.21
Options vested and exercisable as of December 31, 2022	78,751	$185.91	$—	7.19
Options outstanding as of December 31, 2022 and expected to vest	197,097	$89.87	$—	8.15

As of December 31, 2022, the Company had $2.0 million of total unrecognized share-based compensation expense related to stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The total estimated grant date fair value of stock options vested during the years ended December 31, 2022 and 2021 was $2.3 million and $0.7 million, respectively.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the ESPP, which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of December 31, 2022, the Company had 42,728 shares available for issuance and 15,049 cumulative shares had been issued under the ESPP.

Stock-Based Compensation Expense
Total stock-based compensation expense reported in the consolidated statements of operations was allocated as follows (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$425	$478
General and administrative	1,731	1,785
Total stock-based compensation expense	$2,156	$2,263

NOTE 9. INCOME TAXES
During the years ended December 31, 2022 and 2021, the Company recorded no income tax benefits for the NOL incurred in each year, due to its uncertainty of realizing a benefit from those items.
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Federal statutory income tax rate	21.00%	21.00%
State taxes, net of federal benefit	2.88	4.93
Research and development tax credits	1.46	2.22
Permanent differences and other	(0.92)	1.29
Stock-based compensation	(0.46)	(0.36)
Change in deferred tax asset valuation allowance	(23.96)	(29.08)
Effective income tax rate	—%	—%

Approximate deferred tax assets (liabilities) resulting from timing differences between financial and tax bases were associated with the following items (in thousands):

	Year Ended December 31,
	2022	2021
NOL carryforwards	$104,278	$100,831
Research and development and other tax credits	17,247	16,881
Depreciable assets	4,812	6,481
Capitalized research and development costs	2,347	—
Intangible assets	1,797	1,470
Stock-based compensation	1,505	1,238
Other	82	110
Net deferred tax asset	132,068	127,011
Less: valuation allowance	(132,068)	(127,011)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had deferred tax assets of $132.1 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax asset.
Pursuant to Sections 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The most recent Section 382 analysis was completed through December 31, 2011 as a result of a previous ownership change on December 29, 2006, as determined per the provisions of Section 382 of the IRC as a result of various stock issuances used to finance the Company’s operations. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. A Section 382 analysis has not been conducted for the period between January 1, 2012 through December 31, 2022. As such, the Company cannot provide any assurance that a change in ownership within the meaning of the IRC has not occurred between those dates. If a change in ownership were to have occurred, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.
As of December 31, 2022 and 2021, the Company had available federal NOL carryforwards of approximately $454.5 million and $455.9 million, respectively. The NOLs generated after 2017, totaling $148.9 million, will carry forward indefinitely and be available to offset up to 80% of future taxable income each year. NOLs generated before 2018, totaling $299.1 million, will expire from 2023 through 2037.
In addition, the Company had federal research and development credits and orphan drug credit carryforwards of $24.8 million and $26.6 million as of December 31, 2022 and 2021, respectively, to reduce future federal income taxes, if any, which expire from 2023 through 2038. The Company also has available state NOL carryforwards of approximately $444.4 million and $429.0 million as of December 31, 2022 and 2021, respectively, which expire from 2028 to 2038.
All federal and state NOL and credit carryforwards listed above are reflected before the reduction for amounts effectively eliminated under Sections 382 and 383. Based upon statute, federal and state NOLs and credits are expected to expire as follows (in thousands):

Expiration Date:	Federal NOLs	State NOLs	Federal R&D Credit	Federal Orphan Drug Credit	State R&D Credit
2023	22,398	—	322	929	—
2024	25,032	—	213	663	—
2025	27,190	—	456	507	—
2026 and thereafter	224,441	383,032	8,374	13,306	—
Indefinite	148,920	61,330	—	—	9,645
Totals	$447,981	$444,362	$9,365	$15,405	$9,645

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased by approximately $5.1 million for the year ended December 31, 2022. For the year ended December 31, 2021, the valuation allowance increased by $11.5 million.

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
The Company had previously acquired gross unrecognized tax benefits with a balance of $21.7 million as of December 31, 2022 and 2021, none of which would affect the effective tax rate, due to the Company’s full valuation allowance on its deferred tax assets. The Company does not anticipate any significant decreases in its unrecognized tax benefits over the next 12 months.
As of December 31, 2022, the Company’s U.S. federal and state tax returns remain subject to examination by tax authorities beginning with the tax year ended December 31, 2019. However, due to NOLs and credit carryforwards being generated and carried forward from prior tax years, substantially all tax years may also be subject to examination.
Effective for tax years beginning after December 31, 2021, Section 174 of the IRC requires that research and experimental expenses (“R&E”) be capitalized and amortized. The amortization period is five years for domestic expenses and 15 years for foreign expenses. For the year ended December 31, 2022, the Company analyzed its expenses and determined that expenses of $10.1 million fell within the definition of Section 174. Accordingly, these expenditures were capitalized and amortized for tax purposes.

NOTE 10. SUBSEQUENT EVENTS
At Market Issuance Sales Agreements
Subsequent to December 31, 2022 and through March 30, 2023, the Company sold 2,887,535 shares of its common stock under the 2021 ATM Agreement at a weighted-average price of $2.34 per share, for aggregate net proceeds of approximately $6.6 million.
Issuance of Restricted Stock Units
On January 24, 2023, the Company granted 141,250 restricted stock units to certain of its officers, employees, and consultants, which vest in full on the anniversary of the grant date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Remediation of Material Weakness
As previously reported, we identified a material weakness in our internal control over financial reporting as of June 30, 2022, due to a design deficiency in the controls over the accounting treatment and disclosure requirements of subsequent events. The material weakness was continuing as of September 30, 2022.
In response to the material weakness, we designed and implemented remediation measures, which included enhancing our documentation standards around the accounting treatment and disclosure requirements of subsequent events each reporting period. Management implemented this set of formalized remediation procedures during the three months ended September 30, 2022, to address the control deficiency that led to the material weakness. Subsequently, management was able to operate the specifically identified controls for a sufficient period of time, and has concluded through testing that these controls are effective. As a result, management has concluded that, as of December 31, 2022, the material weakness has been remediated.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management assessed our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the audit committee of our Board.
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
Changes in Internal Control over Financial Reporting
Other than the remediation measures related to the accounting treatment and disclosure requirements of subsequent events described above, management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to our 2023 Proxy Statement.
Our Board has adopted a Code of Conduct applicable to all officers, directors, and employees, which is available on our website (https://www.ir.frtx.com) under “Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to our 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to our 2023 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to our 2023 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to our 2023 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements required by this item are submitted in a separate section beginning on page 67 of this Annual Report.
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included.
(a)(3) Exhibits
See Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through September 6, 2022	8-K	9/8/2022	3.2
3.2	Amended and Restated Bylaws, as amended through September 6, 2022	10-Q	11/14/2022	3.2
4.1	Specimen Common Stock Certificate	S-8	9/10/2019	4.1
4.2	Form of Senior Indenture	S-3	3/9/2021	4.3
4.3	Form of Subordinated Indenture	S-3	3/9/2021	4.4
4.4	Form of Warrant to Purchase Common Stock issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.2
4.5	Form of Warrant Agency Agreement issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.4
4.6	Form of Warrant Agency Agreement between Brickell Biotech, Inc. and American Stock Transfer & Trust Company, LLC in connection with the Company’s June 2020 Offering	S-1/A	6/17/2020	4.4
4.7	Form of Warrant to Purchase Common Stock issued in connection with the Company’s June 2020 Offering	S-1/A	6/17/2020	4.2
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act				×
10.1†	License and Development Agreement, dated as of August 27, 2021, by and between Voronoi Inc. and Brickell Biotech, Inc.	8-K	9/1/2021	10.1
10.2†	Exclusive License Agreement, dated as of February 2, 2022, by and between Carna Biosciences, Inc. and Brickell Biotech, Inc.	8-K	2/2/2022	10.1
10.3†	Asset Purchase Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., and Botanix Pharmaceuticals Limited	8-K	5/3/2022	10.1

10.4†	Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement, dated as of November 10, 2022, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., Botanix Pharmaceuticals Limited and Bodor Laboratories, Inc.	10-Q	11/14/2022	10.6
10.5†	Transition Services Agreement, dated as of May 3, 2022, by and between Botanix SB Inc. and Brickell Biotech, Inc.	8-K	5/3/2022	10.2
10.6†	License, Development and Commercialization Agreement, dated March 31, 2015, including certain amendments, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	9/3/2019	10.2
10.7†	Amendment to License, Development and Commercialization Agreement, dated February 24, 2016, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	6/8/2020	10.2
10.8†	Amendment No. 2 to License, Development and Commercialization Agreement, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., including Right of First Negotiation Agreement, as amended, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	9/3/2019	10.3
10.9†	Clinical Supply Agreement, dated as of July 30, 2019, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., and First Amendment to Clinical Supply Agreement, dated as of October 18, 2019	S-1/A	6/8/2020	10.4
10.10†	Letter Agreement for Supply of API, dated as of April 26, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	6/8/2020	10.5
10.11†	Letter Agreement, dated as of September 3, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1	10/13/2020	10.6
10.12†	Letter Agreement for Supply of API, dated as of December 8, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	10-K	3/9/2021	10.7
10.13†	Brickell-Kaken Amendment to Clinical Supply Agreement and License, Development and Commercialization Agreement, dated as of May 14, 2021, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	10-Q	8/12/2021	10.4
10.14†	Amended and Restated License Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	2/18/2020	10.1
10.15†	Settlement Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	2/18/2020	10.2
10.16†	Rights Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., and Bodor Laboratories, Inc.	8-K	5/3/2022	10.3
10.17†	Amendment to Rights Agreement, dated as of November 10, 2022, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc. and Bodor Laboratories, Inc.	10-Q	11/14/2022	10.7

10.18	Boulder Lease Agreement, as amended, dated August 4, 2016, by and between Brickell Biotech, Inc. and BMC Properties, LLC	8-K	9/3/2019	10.10
10.19	Fourth Amendment to Lease Agreement, dated as of June 17, 2021, by and between Brickell Biotech, Inc. and GPIF 5777 Flatiron LLC (f/k/a BMC Properties, LLC)	10-Q	8/12/2021	10.1
10.20	Fifth Amendment to Lease Agreement, dated as of December 29, 2022, by and between Fresh Tracks Therapeutics, Inc. and BRE-BMR Flatiron VII LLC (f/k/a GPIF 5777 Flatiron LLC and BMC Properties, LLC)				×
10.21+	Form of Indemnification Agreement by and between the Company and its directors and executive officers				×
10.22+	Transition and Release Agreement, by and between Fresh Tracks Therapeutics, Inc. and Robert B. Brown, dated as of February 1, 2023	8-K	2/7/2023	10.1
10.23	Consulting Agreement, by and between Fresh Tracks Therapeutics, Inc. and Dancing Bear Consulting, LLC, effective as of January 31, 2023	8-K	1/27/2023	10.1
10.24+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Andrew D. Sklawer, on the other hand, including the form of Non-Competition Agreement with Andrew D. Sklawer, dated as of February 21, 2023	8-K	2/24/2023	10.1
10.25+	Consulting Agreement by and between Brickell Biotech, Inc. and Danforth Advisors LLC, effective as of December 1, 2020	8-K	11/24/2020	10.2
10.26+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Deepak Chadha, on the other hand, including the form of Non-Competition Agreement with Deepak Chadha. , dated as of February 21, 2023	8-K	2/24/2023	10.2
10.27+
Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and David R. McAvoy, on the other hand, including the form of Non-Competition Agreement with David R. McAvoy, dated as of February 21, 2023
					×
10.28+	Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended on May 17, 2022	10-Q	11/14/2022	10.1
10.29+	Form of Restricted Stock Unit Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	11/14/2022	10.3
10.30+	Form of Incentive Stock Option Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	11/14/2022	10.4
10.31+	Form of Non-Qualified Stock Option Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	11/14/2022	10.5
10.32+	Amended and Restated Stock Incentive Plan of Vical Incorporated	8-K	6/1/2017	99.1
10.33+	Amended and Restated 2009 Equity Incentive Plan of Brickell Biotech, Inc.	S-8	9/10/2019	99.2

10.34	Fresh Tracks Therapeutics, Inc. Employee Stock Purchase Plan				×
10.35	Securities Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.3
10.36	Series A Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	2/28/2020	4.3
10.37	Series B Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	2/28/2020	4.4
10.38	Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.6
10.39	Registration Rights Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.7
10.40	At Market Issuance Sales Agreement, dated April 14, 2020, by and between Brickell Biotech, Inc. and Oppenheimer & Co. Inc.	8-K	4/14/2020	1.1
10.41	At Market Issuance Sales Agreement, dated March 9, 2021, by and among the Company, Oppenheimer & Co. Inc. and William Blair & Company, L.L.C.	S-3	3/9/2021	1.2
10.42+	Form of Employee Retention Bonus Agreement	8-K	2/24/2023	10.3
21.1	List of Subsidiaries				×
23.1	Consent of Ernst & Young LLP				×
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				×

__________________

+	Indicates a management contract or compensatory plan.
†	Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Tracks Therapeutics, Inc.

Date: March 30, 2023	By:	/s/ Andrew D. Sklawer
Andrew D. Sklawer Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew D. Sklawer	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Andrew D. Sklawer

/s/ Albert N. Marchio, II	Chief Financial Officer (Principal Financial Officer)	March 30, 2023
Albert N. Marchio, II

/s/ Aaron Fox-Collis	VP of Finance and Chief Accounting Officer (Principal Accounting Officer)	March 30, 2023
Aaron Fox-Collis

/s/ Reginald L. Hardy	Co-Founder and Chairman of the Board of Directors	March 30, 2023
Reginald L. Hardy

/s/ Robert B. Brown	Director	March 30, 2023
Robert B. Brown

/s/ Vijay B. Samant	Director	March 30, 2023
Vijay B. Samant

/s/ Gary A. Lyons	Director	March 30, 2023
Gary A. Lyons