Form 10-K/A
period 2022-12-31
Fresh Tracks Therapeutics, Inc.
filed 2023-05-01
CIK 819050

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
As of April 25, 2023, there were 5,906,475 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: Ernst & Young LLP	Auditor Location: Denver, Colorado	Auditor Firm ID: 42

EXPLANATORY NOTE
Fresh Tracks Therapeutics, Inc. (“we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Filing”), filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Original Filing Date”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 also contains new certifications by our principal executive officer and principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended and restated to include the currently dated certifications as exhibits.
Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, Amendment No. 1 should be read in conjunction with the Original Filing.

FRESH TRACKS THERAPEUTICS, INC.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Directors
We have three classes of directors serving staggered three-year terms. Our board of directors (“Board”) is presently composed of four directors.
The following table lists the names, ages and positions of the individuals who were serving as our directors as of April 20, 2023. There are no family relationships among our directors or executive officers.

Name	Class	Age	Position(s) Held with the Company	Director Since	Term Expiry(1)
Reginald L. Hardy	III	65	Chairman of the Board of Directors	August 2019	2025
Robert B. Brown	II	61	Director	August 2019	2024
Gary A. Lyons (2)	III	72	Director	March 1997	2025
Vijay B. Samant	I	70	Director	November 2000	2023
____________
(1)The board members’ terms continue until the annual meeting of each year specified above.
(2)On April 21, 2023, Mr. Lyons informed the Company that he will resign from the Board on the date of the Company’s 2023 annual meeting of stockholders. The date of the Company’s 2023 annual meeting of stockholders has not yet been determined.
Reginald L. Hardy, Chairman of the Board
Mr. Hardy has over 30 years of experience in serving as the Chief Executive Officer and/or the President for publicly-traded and privately-held pharmaceutical companies. Prior to co-founding Brickell Biotech, Inc., a privately-held Delaware corporation that was incorporated in June 2010 and is now a wholly-owned subsidiary of the Company (“Private Brickell”), and serving as its Chief Executive Officer from inception in 2009 through 2018, Mr. Hardy was the co-founder and President of Concordia Pharmaceuticals, Inc., an oncology drug development company acquired by Kadmon Corporation, LLC in 2011. Mr. Hardy was co-founder and served as president of SANO Corporation, a pharmaceutical company focused on the development of novel transdermal drug delivery systems that was acquired by Elan Corporation in 1998, from 1992 to 1998. Prior to SANO, Mr. Hardy served as the president of the generics group at IVAX Corporation, a pharmaceutical company focused on the development and manufacture of medicines for pain, respiratory disease, oncology and women’s health. Mr. Hardy has also held various corporate roles with Hoechst-Roussel Pharmaceuticals, Inc. and Key Pharmaceuticals, Inc. Mr. Hardy also served as a director of Anchiano Therapeutics Ltd. Mr. Hardy earned his B.S. degree in pharmacy from the University of North Carolina—Chapel Hill and M.B.A. from UNC—Greensboro.
Robert B. Brown, Director
Mr. Brown joined Private Brickell as its Chief Executive Officer and Director in January 2019 and served as the Company’s Chief Executive Officer until his retirement on January 31, 2023. Prior to joining Private Brickell, Mr. Brown spent over 30 years at Eli Lilly and Company (NYSE: LLY), where he most recently served as the Chief Marketing Officer and Senior Vice President of Marketing from 2009 through 2018. As Chief Marketing Officer, Mr. Brown was responsible for building and leading marketing capabilities across Eli Lilly and Company’s pharmaceutical business units, including diabetes, oncology, emerging markets and Lilly-BioMedicines, a business unit focused on treatments for debilitating diseases. Prior to his role as Chief Marketing Officer, Mr. Brown held the position of Vice President and Chief Marketing Officer for Lilly USA

from 2007 to 2009, in which he partnered with the business units in Lilly USA to ensure Eli Lilly and Company continued to develop industry-leading marketing capabilities, streamline and improve marketing processes, and transform marketing by building a consumer marketing center of excellence. From 2003 to 2007, Mr. Brown was the executive director of marketing for the Intercontinental region, including responsibility for Europe. As the head marketer for Eli Lilly and Company’s international operations, Mr. Brown was responsible for the marketing of all Eli Lilly and Company’s products outside the United States. Mr. Brown joined Eli Lilly and Company in 1985, after receiving a B.S. in economics from DePauw University and an M.S. in business administration from Indiana University. Mr. Brown also currently serves on the board of trustees of Franklin College.
Gary A. Lyons, Director
Mr. Lyons has served as the President and Chief Executive officer of GL Advisors, a biotechnology advisory firm, since 2015. Mr. Lyons served as a member of the board of directors of Vical Incorporated (“Vical”) from 1997 until the consummation of the merger with Private Brickell in August 2019. Previously, Mr. Lyons held various positions with Neurocrine Biosciences, Inc. (Nasdaq: NBIX), a biopharmaceutical company, for 16 years through January 2008, including President, Chief Executive Officer and member of the board of directors. From 1983 to 1993, Mr. Lyons held various executive positions at Genentech, Inc., a biotechnology company, including Vice President of Business Development, Vice President of Sales, and Director of Sales and Marketing. Mr. Lyons presently serves as a member of the board of directors of Neurocrine Biosciences, Inc., Eledon Therapeutics, Inc. (Nasdaq: ELDN), and Rigel Pharmaceuticals, Inc. (Nasdaq: RIGL) and is chairman of the board of directors of Travere, Inc. (Nasdaq: TVTX), all of which are publicly held biotechnology companies. In addition, Mr. Lyons served previously on the board of directors of PDL BioPharma, Inc., Facet Biotech Corporation, KaloBios Pharmaceuticals, Inc. and NeurogesX, Inc. Mr. Lyons holds a bachelor’s degree in marine biology from the University of New Hampshire and an M.B.A. degree from Northwestern University, JL Kellogg Graduate School of Management.
On April 21, 2023, Mr. Lyons informed the Company that he will resign from the Board on the date of the Company’s 2023 annual meeting of stockholders due to overboarding concerns under proxy advisor and other institutional investor policies. The date of the Company’s 2023 annual meeting of stockholders has not yet been determined. Mr. Lyons’ decision to resign is not the result of any disagreement on any matter relating to the operations, policies or practices of the Company.
Vijay B. Samant, Director
Mr. Samant currently serves as the Chief Executive Officer of XService Pharmaceuticals and has also served as a member of its board of directors since June 2019. Mr. Samant served as President and Chief Executive Officer of Vical from November 2000 until the consummation of the merger with Private Brickell in August 2019. Prior to joining Vical, he had 23 years of diverse U.S. and international sales, marketing, operations, and business development experience with Merck & Co., Inc. From 1998 to 2000, he was Chief Operating Officer of the Merck Vaccine Division. From 1990 to 1998, he served in the Merck Manufacturing Division as Vice President of Vaccine Operations, Vice President of Business Affairs and Executive Director of Materials Management. Mr. Samant holds a master’s degree in management studies from the Sloan School of Management at MIT, a master’s degree in chemical engineering from Columbia University, and a bachelor’s degree in chemical engineering from the University of Bombay, University Department of Chemical Technology. Mr. Samant was a member of the board of directors of AmpliPhi Biosciences Corporation from 2015 to 2019, a member of the board of directors of Raptor Pharmaceutical Corporation from 2011 to 2014, and a member of the board of directors for BioMarin Pharmaceutical Inc. from 2002 to 2004. Mr. Samant was a Director of the Aeras Global TB Vaccine Foundation from 2001 to 2010, a member of the Board of Trustees for the National Foundation for Infectious Diseases from 2003 to 2012, and a member of the Board of Trustees for the International Vaccine Institute in Seoul, Korea from 2008 to 2012.

Our Executive Officers
The following table sets forth information concerning our executive officers.
The following table lists the names, ages and positions of the individuals who were serving as our executive officers as of April 20, 2023. There are no family relationships among our executive officers or directors.

Name	Age	Title
Andrew D. Sklawer	39	President and Chief Executive Officer
Albert N. Marchio, II	70	Chief Financial Officer
Deepak Chadha	53	Chief Research and Development Officer and Chief Operating Officer
David McAvoy	60	General Counsel, Chief Compliance Officer, and Secretary
Andrew D. Sklawer, President, Chief Executive Officer, and Co-Founder
Mr. Sklawer co-founded the Company and was appointed President and Chief Executive Officer in January 2023. Previously, Mr. Sklawer served as the Company’s Chief Operating Officer from 2009 until his appointment as President and Chief Operating Officer in May 2022. Prior to 2009, Mr. Sklawer served as the Head of Operations at Concordia Pharmaceuticals, Inc., an oncology drug development company that was acquired by Kadmon Corporation in 2011. Prior to joining Concordia, Mr. Sklawer held various positions at Verid, Inc., a developer of security technology prior to its acquisition by EMC Corporation. Mr. Sklawer holds a B.A. in marketing from the University of Florida and earned his M.B.A. from the University of Miami. Mr. Sklawer currently serves as a board member of the Colorado BioScience Association.
Albert N. Marchio, II, Chief Financial Officer
Mr. Marchio has been with Danforth Advisors since May 2019, providing financial consulting services on a project/interim basis for public (CytomX Therapeutics, Inc. (Nasdaq: CTMX)) and various private life sciences companies. Previously, Mr. Marchio served in various finance and accounting roles at Edge Therapeutics, Inc. (now known as PDS Biotechnology Corporation), a clinical-stage biopharmaceutical company, including Chief Accounting and Administrative Officer from October 2016 to November 2018, Interim Chief Financial Officer from March 2017 to October 2017, Chief Accounting and Operations Officer from March 2014 to October 2016, and Chief Financial Officer from December 2011 through March 2014. Mr. Marchio was a Managing Operating Partner with Three Fields Capital, a multi-strategy healthcare-focused investment firm, and provided consulting services to life science companies through Rockabye Valley Consulting from January 2009 to May 2013. Previously, Mr. Marchio served as the Executive Vice President, Chief Financial Officer of Informed Medical Communications from February 2008 to October 2009, and as the Vice President, Treasurer of MedPointe Pharmaceuticals from 2006 to January 2008. He began his career in life sciences as the Vice President, Treasurer of Alpharma, Inc. from 1992 to 2005. Mr. Marchio holds a B.A. in Economics from Muhlenberg College, an M.B.A. in Professional Accounting from Rutgers Graduate School of Business, and a Post-M.B.A. Certificate in Taxation from Bernard Baruch College of the City University of New York.
Deepak Chadha, Chief Research and Development Officer and Chief Operating Officer
Mr. Chadha joined the Company in 2016 and served as its Chief Regulatory, Pre-clinical, and Quality Compliance Officer until his appointment as Chief Research and Development Officer in 2018. He also was appointed Chief Operating Officer in September 2022. Mr. Chadha served from 2014 to 2016 as Vice President, Global Regulatory Affairs at Suneva Medical, Inc. (“Suneva”), a medical technology company that develops, manufactures, and commercializes aesthetic products for the dermatology, plastic, and cosmetic surgery markets. During his time at Suneva, Mr. Chadha led the regulatory approval for BELLAFILL® dermal filler for acne scar correction and supported the company’s commercial products life cycle management. Prior to joining

Suneva, Mr. Chadha worked at Allergan plc (f.k.a. KYTHERA Biopharmaceuticals, Inc.) from 2007 to 2014, where Mr. Chadha led the development of their product, KYBELLA®, from an early clinical phase to an NDA stage and also supported the ex-U.S. regulatory activities. Mr. Chadha also served as Vice President of Global Regulatory Affairs at Allergan Medical (f.k.a. Inamed Corporation) from 2004 to 2007, where he assisted in building the organization’s Global Regulatory Affairs department and was involved with the approval for JUVEDERM®, Bioenterics®, LAP-BAND®, and Silicone gel-filled breast implants. Mr. Chadha holds a B.S. in pharmaceutical sciences from Berhampur University in Orissa, India, an M.S. in pharmaceutics from Hamdard University in New Delhi, India, and an M.B.A. in international business from California State University, Dominguez Hills.
David R. McAvoy, General Counsel, Chief Compliance Officer, and Secretary
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
Audit Committee
Our Board has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)A of the Exchange Act. Our Audit Committee currently consists of Messrs. Lyons and Samant, with Mr. Samant serving as Chairperson. Our Board has determined that Mr. Samant qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. In making such a determination, the Board made a qualitative assessment of Mr. Samant’s level of knowledge and experience based on a number of factors, including his formal education and experience.
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics (“Code of Ethics”) and a whistleblower policy for anonymous reporting applicable to all of our officers, directors and employees, which can be accessed in the Investors section on our website at www.frtx.com. If we make any substantive amendments to our Code of Ethics and/or whistleblower policy or grant any waiver from a provision of the Code of Ethics to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC.
To our knowledge, based solely on a review of the Section 16(a) reports filed electronically with the SEC during the year ended December 31, 2022 and written representations from applicable Company officers and directors that no other reports were required, all Section 16(a) filing requirements were timely met with respect to the year ended December 31, 2022, except for one Form 4 reporting shares withheld for taxes upon the vesting of restricted stock units (“RSUs”) that was filed late by Mr. Hardy.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The primary objectives of the Compensation Committee of our Board with respect to executive compensation are to attract, retain, and motivate the best possible executive talent. In doing so, the Compensation Committee seeks to tie short- and long-term cash and equity incentives to the achievement of measurable corporate and individual performance objectives and to align executives’ incentives with stockholder value creation. To achieve these objectives, the Compensation Committee maintains, and expects to further implement, compensation plans that tie a substantial portion of executives’ overall compensation to our research, clinical, regulatory, commercial, financial and operational performance.
This section discusses the material components of the executive compensation program offered to our executives, and in particular to our named executive officers for 2022, who were:
•Robert B. Brown, who served as our Chief Executive Officer until his retirement on January 31, 2023;
•Andrew D. Sklawer, who served as our President and Chief Operating Officer until January 31, 2023, when he was appointed as our President and Chief Executive Officer; and
•Monica E. Luchi, who served as our Chief Medical Officer until January 31, 2023.
Determination of Executive Compensation
All compensation decisions affecting our executive officers, including the named executive officers, are solely determined by the Compensation Committee.
After performing individual evaluations of the other executive officers, our Chief Executive Officer submits recommendations for approval to the Compensation Committee for salary increases, annual cash incentive bonuses, and/or stock-based awards, as the circumstances dictate. In the case of the Chief Executive Officer, his individual performance evaluation is conducted by the Compensation Committee, which solely determines his base salary, annual cash incentive bonus, and/or any stock-based awards. The Compensation Committee retains ultimate discretion as to whether any salary increases, annual cash incentive bonuses, stock-based awards, and/or retention bonuses will be awarded for any year in aggregate or individually, including whether to accept or vary from the Chief Executive Officer’s recommendations for other executives.
In addition to corporate and individual goal achievement, the Compensation Committee considers the following factors in determining any of our executive’s compensation package(s), including the Chief Executive Officer:
•the executive’s role and performance within the Company, especially in light of corporate and any individually applicable objectives, and the compensation data for similar persons in peer-group companies and third-party benchmarked compensation survey data;
•the demand for executives with the executive’s specific expertise and experience;
•a comparison to other executives within the Company having similar levels of expertise and experience; and
•the uniqueness of the executive’s industry and other relevant skills.

Compensation Components
The components of our compensation package are as follows:
Base Salary
Base salaries for our executives are established based on the scope of their responsibilities and their prior relevant background, training, and experience, taking into account competitive market compensation paid by the companies represented in our peer group for similar positions and the overall market demand for such executives at the time of hire. An executive’s base salary is also evaluated together with other components of the executive’s compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy.
Base salaries are reviewed annually as part of our annual performance program and adjusted for merit reasons, based on the executive’s success in meeting or exceeding individual performance objectives and an assessment of whether significant corporate goals were achieved. If necessary, we also realign base salaries with market levels for the same positions in the companies in our peer group if we identify significant market changes in our compensation trend data analysis. Additionally, the Compensation Committee adjusts base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities, or for retention purposes.
Annual Cash Incentives
Our compensation program includes eligibility for an annual incentive cash bonus in the case of all executives and certain non-executive employees. For our executives, the amount of the cash bonus depends on the level of achievement of the stated corporate performance goals, with a target bonus set as a percentage of base salary.
Long-Term Incentives
We believe that long-term performance is achieved through an ownership culture that encourages long-term participation by our executives through equity-based awards. Our 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) allows the grant to executives of stock options, RSUs, and/or other equity-based awards. We typically make an initial equity award of stock options to new employees and annual stock-based grants as part of our overall compensation program. The cumulative amount of equity-based awards granted as part of our annual performance program is approved by the Compensation Committee. All equity-based awards granted to executives are approved by our Compensation Committee or our Board.
Retirement Plan
We have established a 401(k)-retirement savings plan that allows eligible employees to defer a portion of their base salary and annual incentive cash bonus, within limits prescribed by the Internal Revenue Code (the “Code”), on a pre-tax or after-tax basis through contributions to the plan. Our named executive officers are eligible to participate in the 401(k) plan on the same general terms as other full-time employees. Effective January 1, 2022, the Company matches 100% on the first 3% of an employee’s contribution to the 401(k) Plan and matches 50% on the next 2% of an employee’s contribution to the 401(k) Plan.
Employee Stock Purchase Plan
At our 2021 Annual Meeting, our stockholders approved the adoption of our Employee Stock Purchase Plan (the “ESPP”). The ESPP permits employees to acquire shares of our common stock through periodic payroll deductions during purchase periods of six months each. The purchase price of our common stock acquired on each purchase date under the ESPP generally will be equal to 85% of the lesser of the fair market value of our common stock on (i) the first trading day of the purchase period or (ii) the last trading day of the purchase period.
Other Compensation
We maintain broad-based benefits and perquisites that are offered to all employees, including health insurance, life and disability insurance and dental and vision insurance. In particular circumstances, we may also utilize cash signing bonuses when certain executives join us or provide retention bonuses in cash or equity as circumstances may warrant. Whether a signing (or retention) bonus is paid, and the amount thereof, is determined on a case-by-case basis under the specific circumstances. For example, we will consider paying a signing bonus to compensate for amounts forfeited by an executive upon terminating prior employment, to assist with relocation expenses and/or to create additional incentive for an executive to join (or stay with) our Company in a position where there is high market demand. Additionally, we previously provided our former Chief Executive Officer, and currently provide our General Counsel, as part of each individual’s taxable compensation, payments of $3,000 per month for separate corporate apartments in the same locale as the Company’s headquarters, as they reside in different states and all executives are required to commute to and from the headquarters for various business purposes.
Acceleration of Vesting of Equity-Based Awards
In addition to the severance provisions contained in the employment agreements with our Chief Executive Officer and our other eligible executives, provisions of the Omnibus Plan allow our Board to grant stock-based awards to employees and executives that provide for the acceleration of vesting in the event of a “change in control” (as defined in the Omnibus Plan). Our outstanding equity-based awards include provisions that accelerate vesting of such awards in the event of (i) a change in control in which the surviving or successor entity does not continue, assume, or replace the awards; and (ii) a termination of employment without cause or by the employee for good reason within 24 months after a change in control in which the surviving or successor entity continues, assumes, or replaces the award. The Compensation Committee believes that these provisions are properly designed to promote stability during a change of control and enable our executives to focus on corporate objectives during a change of control, even if their employment may be subsequently terminated.
Prohibition on Pledging and Hedging
Under the terms of our insider trading policy, our executive officers and directors are prohibited from engaging in hedging or similar transactions designed to decrease the risks associated with holding our stock, including short sales and transactions in put or call options or derivative transactions (including but not limited to forward sale contracts, zero-cost collars or other hedging or monetization transactions).
Our insider trading policy also prohibits our executive officers and directors from pledging our stock as collateral for loans.
Tax Implications
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals. We believe that compensation paid under the management incentive plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for our executives.

Accounting for Stock-Based Compensation
We account for stock-based compensation in accordance with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The Compensation Committee considers the accounting impact of equity-based compensation when developing our compensation strategy.
The Role of Stockholder Say-on-Pay Votes
We provide our stockholders with the opportunity to cast an advisory (non-binding) vote on executive compensation through a “say-on-pay” proposal every three years, which was the preference expressed by stockholders at our 2020 Annual Meeting. Because this vote is advisory, it is not binding on the Board or the Compensation Committee. However, the Board and the Compensation Committee value the opinion of our stockholders and will consider their concerns when making future decisions regarding the structure and implementation of our executive compensation program.
At our 2020 Annual Meeting, approximately 84% of votes cast were voted in favor of the say-on-pay proposal. The next say-on-pay advisory vote will occur at the 2023 Annual Meeting.
Compensation Decisions for 2022
Compensation Consultant
The Compensation Committee has utilized Human Capital Solutions at Aon plc (“Aon”) as its independent compensation consultant for executive compensation matters since June 2020. Aon reported directly to the Compensation Committee and performed no work for management that was not under the Compensation Committee’s purview. The Compensation Committee assessed the independence of Aon pursuant to the relevant SEC rules and the Nasdaq Listing Rules and concluded that no conflicts of interest exist.
Market Competitive Data
In order to attract and retain executive officers by offering market-competitive compensation packages, with the assistance of Aon, the Compensation Committee benchmarks executive compensation against that paid to executives of comparator companies of similar size. In setting compensation for 2022, the Compensation Committee benchmarked the compensation of our executives utilizing peer-group data and salary survey data provided by Aon to determine whether the types and amount of executive compensation were reasonable and competitive. The Compensation Committee reviewed the recommendations provided by Aon and approved the appropriate changes.
The companies used for the comparisons vary from time to time. For 2022 compensation determinations, the Compensation Committee reviewed, with the assistance of Aon, the competitive pay levels and compensation practices of a group of peer companies, as disclosed pursuant to such companies’ publicly filed compensation data. The criteria for selecting the companies in the peer group for 2022 compensation assessments were based on (i) U.S.-based, pre-commercial bio/pharma companies with a market capitalization range as compared to the Company’s recent average market capitalization and a headcount of less than 100 employees and (ii) the Radford Global Life Sciences Survey of public, pre-commercial bio/pharma companies with a market capitalization below $200 million.

The peer group utilized in connection with 2022 compensation determinations consisted of:

Allena Pharmaceuticals	Novan
Aridis Pharmaceuticals	PhaseBio Pharmaceuticals
BioCardia	Satsuma Pharmaceuticals
Catabasis Pharmaceuticals	Savara
Cidara Therapeutics	Trevi Therapeutics
Entasis Therapeutics	Verrica Pharmaceuticals
Galectin Therapeutics	VYNE Therapeutics
Innovation Pharmaceuticals	X4 Pharmaceuticals
Moleculin Biotech
The Compensation Committee utilized these data to assess whether our executive compensation falls within a competitive range. Generally, for 2022 executive compensation, the Compensation Committee targeted total compensation at the 50th percentile of the comparator data. The actual compensation, and the individual components of compensation, for each individual could be above or below the target percentile reflecting the overall individual contribution, scope of responsibilities, level of experience and tenure with the Company.
Base Salary
The Compensation Committee reviews and approves salaries for the Chief Executive Officer and each of the other executives on an annual basis or at other times as necessary to accommodate the hiring of new employees, a change in responsibilities, promotions or other considerations. The Chief Executive Officer provides recommendations to the Compensation Committee for each of the executives other than himself. Recommended base salaries are reviewed and set based on a number of factors, including but not limited to job responsibilities, individual industry experience, position, changes in responsibilities, individual performance, our overall performance and peer-group data for comparable positions. No predetermined weight is given to any of the above factors.
In January 2022, the Compensation Committee approved the following increases in base salary, effective January 1, 2022:

Name	Base Salary	Percentage Increase from 2021
Robert B. Brown	$505,050	5.0%
Andrew D. Sklawer (1)	$420,000	12.0%
Monica E. Luchi (2)	$406,680	1.7%
_________________
(1)The Compensation Committee increased Mr. Sklawer’s base salary by 12.0% in 2022 in recognition of his increased responsibility for the Company’s overall performance and strategic execution.
(2)Dr. Luchi joined the Company in August 2021 and received a prorated annual increase based on the percentage of the year she was employed in 2021 and the Company's 2022 annual target increase of 5%.
Annual Cash Incentives and Bonuses
A portion of the annual cash compensation our executives could earn for the year ended December 31, 2022 consisted of a cash incentive bonus. The Compensation Committee may also award discretionary cash bonuses to the executives for their work on special projects, for significant accomplishments, for promotions, for a new hire sign-on bonus, for retention purposes, or as the Compensation Committee otherwise determines.
For the year ended December 31, 2022, the Compensation Committee selected the following performance objectives for the executives’ annual cash incentive bonuses:

Project	Objective	Weight
DYRK1A	Phase 1 Program for FRTX-02 •Receive positive Part I study results (SAD and MAD) by the end of Q4 2022 •Initiate Part 2 study (patient cohort) by the end of Q4 2022	30% 5%
	Non-Clinical Program •Initiate 3-month sub-chronic toxicology studies by the end of Q4 2022 •Complete preclinical animal model (e.g. T1 Diabetes) with results 2H 2022	5%
	Next-Generation •Select a lead by the end of 2022	5%
Sofpironium Bromide	NDA •Submission by end of Q2 2022	15%
	Business Development •Consummate a partnership (strategic or CSO) by end of Q3 2022	10%
Finance and Business Development	Financing •Secure >$20 million in capital by end of Q3 2022 •Achieve OPEX target for 2022 (within 5% of budget)	20%
	Business Development •Acquire a product candidate (meeting the criteria that supports our mission by end of Q3 2022	10%
In setting the annual incentive bonus amounts for 2022, the Compensation Committee reviewed our overall performance and peer-group data for comparable positions. The following table sets forth the target annual cash incentive bonus for each named executive officer as a total dollar amount and percentage of base salary, as set by the Compensation Committee:

Name	Target Bonus Dollar Amount	Target Bonus Percentage
Robert B. Brown	$252,525	50%
Andrew D. Sklawer	$168,000	40%
Monica E. Luchi	$162,672	40%
In January 2023, the Compensation Committee reviewed the Company’s performance against the performance objectives and determined that payout was earned at 73% of target, and therefore approved the following 2022 bonus payout amounts for each of the named executive officers:

Name	2022 Bonus Payout Amount
Robert B. Brown	$184,343
Andrew D. Sklawer	$122,640
Monica E. Luchi	$118,751

Long-Term Equity-Based Incentives
We have granted long-term equity-based incentive awards under the Omnibus Plan, and prior to the approval of the Omnibus Plan, our 2009 Equity Incentive Plan, as amended, and the Amended and Restated Stock Incentive Plan of Vical Incorporated (the “Prior Plans”), at the discretion of the Compensation Committee. The Compensation Committee relies in large part on the recommendation of our Chief Executive Officer in determining the value of equity-based incentive awards to be granted to our other executives. The Compensation Committee also considers job responsibilities, individual industry experience, position, changes in responsibilities, individual performance, our overall performance and peer-group data for comparable positions. With the exception of new employees and promotions, equity-based incentive awards are typically granted on an annual basis during the first quarter of the fiscal year after the Compensation Committee has reviewed financial projections for the fiscal year prepared by management at the Compensation Committee’s request.
In 2022, the Compensation Committee granted the following number of stock options to each of the named executive officers with an effective grant date of May 5, 2022:

Name	Number of Stock Options
Robert B. Brown	24,444
Andrew D. Sklawer	10,000
Monica E. Luchi	7,222
These options have an exercise price of $11.70 per share, based on the fair market value on the date of grant, and will vest 25% on May 5, 2023, and the remainder shall vest monthly in equal installments over the following three years, subject to continued employment through the applicable vesting dates. In determining the vesting period of these option grants, the Compensation Committee considered the retention value of an extended vesting period and noted the options would only provide the intended value if the price of our common stock substantially increases over the exercise price, which was the closing price of our common stock on the grant date.
Summary Compensation Table
The following table presents information regarding compensation earned by or awarded to our named executive officers during the years ended December 31, 2022 and 2021.

Name and Principal Position(1)	Year	Salary ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Robert B. Brown, Former Chief Executive Officer	2022	505,050	205,629	184,343	36,000	931,022
	2021	468,083	510,555	312,650	36,000	1,327,288
Andrew D. Sklawer, President and Chief Executive Officer	2022	420,000	84,121	122,640	—	626,761
	2021	364,583	170,185	195,000	—	729,768
Monica E. Luchi, Former Chief Medical Officer	2022	406,680	60,754	118,751	—	586,185
_________________
(1)Effective January 31, 2023, Mr. Sklawer was appointed by the Board as President and Chief Executive Officer, and prior to that date he served as President and Chief Operating Officer. Mr. Sklawer succeeds Mr. Brown, the former Chief Executive Officer of the Company, who notified the Company in January 2023 of his decision to retire and resign, effective January 31, 2023. Dr. Luchi joined the Company in

August 2021 and served as the Company’s Chief Medical Officer until January 31, 2023, when this role was eliminated by the Company.
(2)These amounts represent the grant date fair value of equity-based awards granted by the Company during the years presented, determined in accordance with FASB ASC Topic 718. For a detailed discussion of our grant date fair value calculation methodology, including assumptions and estimates inherent therein, please refer to Note 8 to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023.
(3)Consists of cash bonus payments pursuant to pre-established performance objectives.
(4)Relates to temporary living expenses provided pursuant to Mr. Brown’s employment agreement in effect during 2022. See “Agreements with Named Executive Officers — Employment, Transition and Separation Agreements — Robert B. Brown” below.
Outstanding Equity Awards at Year-End
The following table provides details regarding outstanding stock-based awards for each of our named executive officers as of December 31, 2022.

	Option Awards

	Grant Date	Number of Securities Underlying Unexercised Options - Exercisable	Number of Securities Underlying Unexercised Options - Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date
Robert B. Brown	12/15/18	3,102	—	740.25	12/15/28
	8/30/19	3,835	767	214.20	8/30/29
	9/15/20	12,499	9,723	36.00	9/15/30
	6/14/21	6,249	10,417	40.50	6/14/31
	5/5/22	—	24,444	11.70	5/5/32
Andrew D. Sklawer	2/14/14	383	—	286.65	2/14/24
	4/22/15	268	—	547.65	4/22/25
	12/23/15	268	—	547.65	12/23/25
	12/15/16	191	—	547.65	12/15/26
	12/15/17	80	—	751.05	12/15/27
	12/15/18	767	—	740.25	12/15/28
	8/30/19	1,917	384	214.20	8/30/29
	9/15/20	5,625	4,375	36.00	9/15/30
	6/14/21	2,083	3,472	40.50	6/14/31
	5/5/22	—	10,000	11.70	5/5/23
Monica E. Luchi (2)	9/3/21	2,777	6,111	33.83	9/3/31
	5/5/22	—	7,222	11.70	5/5/32
_________________
(1)All stock option grants vest 25% on the first anniversary of the date of grant, and the remainder of the grant vests monthly in equal installments over the following three years.

(2)Unexercisable stock options held by Dr. Luchi were forfeited by her on January 31, 2023, the effective date of Dr. Luchi’s Separation and Release Agreement described in “Agreements with Named Executive Officers — Employment, Transition and Separation Agreements — Monica E. Luchi” below. Vested stock options held by Dr. Luchi on January 31, 2023 remained exercisable for a period of three months, at which time all unexercised stock options held by her were forfeited.
Agreements with Named Executive Officers
Employment, Transition and Separation Agreements
Robert B. Brown
Under the terms of the employment agreement entered into between the Company and Robert B. Brown, Mr. Brown was entitled to an annual base salary of $450,000, subject to adjustment upon annual review by the Board, and was eligible for the Company’s benefit programs, vacation benefits and medical benefits. In addition, Mr. Brown was entitled to a performance bonus of up to 50% of his base salary. Under the employment agreement, Mr. Brown was also eligible for reimbursement of relocation assistance of up to $3,000 a month for living expenses for 36 months (unless subsequently extended), along with up to $75,000 of one-time relocation expenses.
The agreement provided that upon written notice, either party could have terminated the employment arrangement with or without cause, but 15-days’ written notice was required if the agreement was terminated by Mr. Brown. In addition, the agreement provided that if the Company terminated Mr. Brown’s employment without cause or Mr. Brown terminated his employment for good reason, Mr. Brown would have been eligible to receive:
•any unpaid base salary through the effective date of termination;
•any accrued but unpaid vacation;
•any accrued and/or pro-rated but unpaid incentive compensation;
•base salary for a period of 12 months paid in a lump sum; and
•continuation of health benefits under COBRA for 12 months.
The agreement further provided that if the Company terminated Mr. Brown’s employment without cause or Mr. Brown terminated his employment for good reason within 12 months following a change in control, Mr. Brown would have been eligible to receive:
•any accrued but unpaid personal days;
•fully accelerated vesting of all outstanding unvested options or other equity instruments;
•base salary for a period of 12 months in the form of salary continuation; and
•continuation of health benefits under COBRA for 12 months.
Mr. Brown notified the Company in January 2023 of his decision to retire and resign as Chief Executive Officer, effective January 31, 2023. In connection with Mr. Brown’s resignation, on February 1, 2023, we and Mr. Brown entered into a transition and release agreement. Pursuant to the agreement, Mr. Brown received (i) a 2022 performance bonus of $184,343, (ii) a lump sum of $21,334 to reimburse certain future medical, vision, and dental insurance expenses for Mr. Brown and his spouse as part of his transition, (iii) $3,000 to mitigate the cost of terminating Mr. Brown’s apartment lease in Boulder, Colorado, and (iv) a lump sum of $94,843 as payment for previously accrued but unused paid time off as a Company employee. The transition and release agreement also provides that Mr. Brown will not receive any severance benefits pursuant to his former employment agreement, which terminated at the same time as his employment termination and includes a release of claims in favor of the Company and customary confidentiality and non-disparagement provisions.
Andrew D. Sklawer
Under the terms of the previous employment agreement entered into between the Company and Andrew D. Sklawer, Mr. Sklawer was entitled to an annual base salary of $350,000, subject to adjustment upon annual review by the Board, and was eligible for the Company’s benefit programs, vacation benefits and medical benefits. In addition, Mr. Sklawer was entitled to a performance bonus of up to 35% of his base salary.
The agreement provided that upon written notice, either party could have terminated the employment arrangement with or without cause, but 90-days’ written notice was required if the agreement was terminated by Mr. Sklawer. In addition, the agreement provided that if the Company terminated Mr. Sklawer’s employment without cause or Mr. Sklawer terminated his employment for good reason (whether or not in connection with a change in control), Mr. Sklawer would have been eligible to receive:
•any unpaid base salary through the effective date of termination;
•any accrued but unpaid vacation (or accrued but unpaid personal days in the event the termination occurs within 12 months of a change in control);
•any accrued but unpaid incentive compensation;
•base salary for a period of 12 months paid in a lump sum (or 200% of base salary in the event the termination occurs within 12 months of a change in control); and
•continuation of health benefits under COBRA for 12 months (or 18 months in the event the termination occurs within 12 months of a change in control).
On February 21, 2023, we entered into an amended and restated employment agreement with Mr. Sklawer, pursuant to which Mr. Sklawer’s annual base salary is $441,000, retroactive to January 1, 2023, subject to increase from time to time, and he is eligible to receive (i) an annual target performance bonus of 50% of his base salary, (ii) equity awards, and (iii) health insurance, retirement, and other benefits.
Upon written notice, either party may terminate the agreement with or without cause, but 15-days’ written notice is required if the termination is by Mr. Sklawer. If Mr. Sklawer is terminated by the Company without cause or Mr. Sklawer terminates the agreement for good reason, and subject to his execution of a general release of claims in favor of the Company and its employees, officers and directors, Mr. Sklawer will receive severance payments equal to (i) 12 months of base salary (18 months if the termination is within 12 months following a change in control of the Company) and (ii) the cost of health insurance for him and his eligible dependents for a period of 12 months (18 months if the termination is within 12 months following a change in control of the Company). If Mr. Sklawer’s employment is terminated by the Company without cause or by him for good reason within 12 months following a change in control of the Company, Mr. Sklawer also will receive an amount equal to 150% of his target performance bonus for the year in which the termination occurred. In addition, if Mr. Sklawer’s employment is terminated for any reason other than by the Company for cause or due to his disability, all unvested equity awards will fully vest, and an exercise period of three years from that accelerated vesting date will apply. Subject to certain exceptions, the agreement also prohibits Mr. Sklawer from soliciting our current or former employees and actual or targeted clients and customers during the term of his employment and for one year following his date of termination.
Monica E. Luchi
Under the terms of the employment agreement entered into between the Company and Monica E. Luchi, Dr. Luchi was entitled to an annual base salary of $400,000 and was eligible for the Company’s benefit programs and medical benefits. In addition, Dr. Luchi was entitled to a performance bonus of up to 40% of her base salary, and the Company agreed to recommend that the Compensation Committee grant her options to purchase 400,000 shares of the Company’s common stock, 25% of which vested one year from the grant date, with the remaining options vesting in equal amounts over the next 36 months, subject to Dr. Luchi’s continuing employment.
The agreement provided that upon written notice, either party could terminate the employment arrangement with or without cause, but 15 days’ written notice was required if the agreement was terminated by Dr. Luchi. In addition, the agreement provided that if the Company terminated Dr. Luchi’s employment without cause or Dr. Luchi terminated her employment for good reason, Dr. Luchi would receive:
•any unpaid base salary through the effective date of termination;
•any accrued but unpaid performance bonus;
•base salary for a period of six months paid in a lump sum; and
•continuation of health benefits under COBRA for six months.
The agreement further provided that if the Company terminated Dr. Luchi’s employment without cause or Dr. Luchi terminated her employment for good reason within 12 months following a change in control, Dr. Luchi would receive:
•fully accelerated vesting of all outstanding unvested options or other equity instruments;
•base salary for a period of 12 months paid in a lump sum; and
•continuation of health benefits under COBRA for 12 months.
In connection with the Company’s elimination of the Chief Medical Officer position effective January 31, 2023, on January 19, 2023, we and Dr. Luchi entered into a separation and release agreement. Pursuant to the agreement, Dr. Luchi received (i) any unpaid base salary through January 31, 2023, (ii) any accrued but unpaid 2022 performance bonus, (iii) base salary for a period of six months paid in a lump sum, and (iv) continuation of health benefits under COBRA for six months. The agreement also includes a release of claims in favor of the Company and customary confidentiality and non-disparagement provisions.
Non-Competition Agreement with Mr. Sklawer
In connection with the execution of amended and restated employment agreements, we and Brickell Subsidiary, Inc. entered into a non-competition agreement, dated as of February 21, 2023, with Mr. Sklawer. Pursuant to the non-competition agreement, Mr. Sklawer agreed, while employed and for one year following his date of termination (the “Limitation Period”), not to (i) engage in any prohibited capacity with or for a competing business within the U.S. and any other country in which we manufactured, supplied, offered, sold, or provided products during his employment with the Company and as of his termination date (the “Restricted Territory”) or (ii) have any material (greater than fifty percent (50%)) ownership or other property interest in any sole proprietorship, partnership, company, or business, or in any other person or entity, that engages in any competing business within the Restricted Territory. In addition, upon Mr. Sklawer’s violation of a non-competition agreement, his Limitation Period will be extended for a period of time equal to the period of time during which the violation(s) occurred.
Retention Agreement with Mr. Sklawer
We entered into an employee retention bonus agreement, dated as of February 21, 2023, with Mr. Sklawer. Pursuant to the agreement, Mr. Sklawer is eligible to receive a cash bonus equal to 20% of his base salary in effect as of January 2, 2023, 50% of which (the “First Bonus”) will be earned if Mr. Sklawer remains employed by the Company through 11:59 p.m. MT on June 30, 2023 (the “First Bonus Eligibility Date”) and 50% of which (the “Second Bonus,” and together with the First Bonus, the “Bonuses”) will be earned if Mr. Sklawer remains employed by the Company through 11:59 p.m. MT on December 31, 2023. If Mr. Sklawer is terminated without cause, dies or becomes disabled (each, a “Specified Termination”) prior to the First Bonus Eligibility Date, he (or his estate) will be entitled to receive only the First Bonus. If a Specified Termination occurs after the First Bonus Eligibility Date, he (or his estate) will be entitled to receive both Bonuses.
Consulting Agreement with Mr. Brown
In connection with Mr. Brown’s resignation as Chief Executive Officer, we and Dancing Bear Consulting, LLC, a limited liability company owned by Mr. Brown, entered into a consulting agreement, which became effective as of February 1, 2023, under which Mr. Brown will personally provide consulting and advisory services to the Company. The initial term of the consulting agreement is one year, subject to automatic renewal for additional one-year terms unless either party terminates. The consulting agreement provides for compensation at a fixed rate of $10,000 per month, as well as reimbursement of Mr. Brown’s related business expenses. Mr. Brown will provide consulting and advisory services as requested by the Company. If the consulting agreement is terminated (i) without cause by the Company or (ii) by Mr. Brown for cause or in the event of our bankruptcy or insolvency, we will be obligated to pay the remaining compensation that would have been payable during the initial one-year term.
Director Compensation
The compensation program for our non-employee directors is intended to fairly compensate them for the time and effort required of a director. The Board takes into consideration the performance of the Company and the director’s role in committee assignments when determining the appropriate level of their compensation.
Director Cash Fees and Equity Awards
The current compensation arrangement for the non-employee directors of the Company is as follows:
Cash Fees
•Annual cash fee of $44,000
•Additional annual cash fee of $20,000 for the Chairman of the Board
◦Choice of an additional $10,000 in cash or 1,500 stock options
•Additional annual cash fee for Committee Chairs as follows:
◦Audit Committee: $15,000
◦Compensation Committee: $10,000
◦Nominating and Corporate Governance Committee: $10,000
•Additional annual cash fee for non-Chair members of the Committees as follows:
◦Audit Committee: $7,000
◦Compensation Committee: $7,000

◦Nominating and Corporate Governance Committee: $7,000
•All cash fees are payable on a quarterly basis
Equity Awards
•Annual Equity Awards
◦65,000 stock options, granted on the date of the annual meeting of stockholders each year, beginning in 2022
◦Vests 100% after one year of grant date
•New Board Members
◦60,000 stock options granted on the date of appointment or election, as applicable, to the Board
◦Vests 25% after one year of grant date, with the remainder on a monthly basis over the next three years
In January 2022, the Board, upon the recommendation of the Compensation Committee, approved an increase in the annual stock option grant to 65,000 stock options, to be granted on the date of the annual meeting of stockholders each year, beginning in 2022. Previously, the annual stock option grant was 40,000 stock options.
Non-employee directors are also reimbursed for any of their business expenses for each meeting attended.
Director Compensation Table
The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Total ($)
Reginald Hardy	40,208	8,914	49,122
Gary A. Lyons	68,000	8,914	76,914
Vijay B. Samant	68,500	8,914	77,414
Dennison T. Veru (2)	33,000	8,914	41,914
_________________
(1)Amounts shown represent the aggregate grant date fair value, computed in accordance with ASC Topic 718, of awards of stock options granted in 2022. The number of stock options outstanding as of December 31, 2022 held by each non-employee director was as follows: Mr. Hardy: 5,780; Mr. Lyons: 3,911; Mr. Samant: 5,488; and Mr. Veru: 0.
(2)On July 28, 2022, Mr. Veru provided his resignation from the Board, and therefore has compensation proportionate to the duration of his service as a Board member during 2022 and no stock option award holdings as of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Directors and Named Executive Officers
The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 20, 2023 by each of our directors, each of our named executive officers, and all current directors and executive officers as a group.

Name	Common Stock	Rights to Acquire Shares Within 60 Days of April 20, 2023(1)	Total Stock and Stock-Based Holdings	Percent of Total(2)
Robert B. Brown(3)	7,034	40,903	47,937	*
Reginald Hardy(4)	17,005	5,809	22,814	*
Vijay B. Samant	425	4,919	5,344	*
Gary A. Lyons	416	3,482	3,898	*
Andrew D. Sklawer	5,102	16,831	21,933	*
Monica E. Luchi	3,042	2,962	6,004	*
All current directors and executive officers as a group (8 persons)	36,003	98,869	134,872	2.25%
_________________
*    Less than 1%
(1)Rights to acquire shares within 60 days of April 20, 2023 consist of the following allocations: (i) Robert B. Brown – 37,646 options and 3,257 warrants; (ii) Andrew D. Sklawer – 16,474 options and 357 warrants; (iii) Reginald Hardy – 5,291 options and 518 warrants; (iv) Vijay B. Samant – 4,919 options; (v) Gary A. Lyons – 3,482 options; and (vi) all current directors and executive officers as a group – 93,036 options and 5,833 warrants.
(2)Percent of shares beneficially owned by any person is calculated by dividing the number of shares beneficially owned by that person as of April 20, 2023 (including any shares which that person has the right to acquire beneficial ownership of within 60 days of April 20, 2023), by the sum of the total number of shares outstanding as of April 20, 2023, and the number of shares which that person has the right to acquire beneficial ownership of within 60 days of April 20, 2023. Applicable percentages are based on 5,906,475 shares of our common stock outstanding as of April 20, 2023.
(3)Includes 2,882 shares held in a trust.
(4)Includes 1,074 shares held by Mr. Hardy’s spouse, including in her capacity as a trustee, 5,921 shares held by Hardy Capital, Ltd., and 383 shares held by PAH Irrevocable Trust.
Security Ownership of Certain Beneficial Owners
As of April 20, 2023, no person or entity reported being the beneficial owner of more than 5% of the outstanding shares of common stock on such date.

Equity Compensation Plan Information
The following table provides certain information as of December 31, 2022, with respect to our equity compensation plans in effect on that date.

	Number of Securities to be Issued Upon Exercise of Outstanding Options and RSUs (a)	Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders
2020 Omnibus Incentive Plan	188,411	$26.50	141,843
2009 Equity Incentive Plan	25,069	$384.40	—
Vical Plan	1,836	$1,894.12	—
Employee Stock Purchase Plan	—	—	42,728
Total	215,316	$84.10	184,571

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Independence of the Board
Under the Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our Board of Directors consults with our General Counsel and external counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of their family members, and us, our senior management and our independent registered public accounting firm, our Board has affirmatively determined that Mr. Lyons and Mr. Samant are independent directors within the meaning of the applicable Nasdaq listing standards.
On August 19, 2022, we received a notice (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) that Mr. Veru’s resignation on July 28, 2022 from our Board resulted in noncompliance with the independent director and audit committee requirements set forth in Nasdaq Listing Rule 5605. More specifically, the Board currently is not comprised of a majority of “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2), and the Board’s Audit Committee does not have at least three members, each of whom is independent and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, as required by Nasdaq Listing Rule 5605(c)(2)(A). Currently, our Board has two independent members and two non-independent members, and the Audit Committee consists of the two independent members.
The Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide us a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or July 28, 2023, or (ii) if the next annual shareholders’ meeting is held before January 24, 2023, then we must evidence compliance no later than January 24, 2023.

On April 21, 2023, Mr. Lyons informed the Company that he will resign from the Board on the date of the Company’s 2023 annual meeting of stockholders due to overboarding concerns under proxy advisor and other institutional investor policies. The date of the Company’s 2023 annual meeting of stockholders has not yet been determined.
Our Board intends to regain compliance with the independent director and audit committee requirements before the end of the cure period described above.
Certain Relationships and Related-Person Transactions
We have adopted a Related Person Transactions Policy to monitor transactions in which the Company and any of the following have an interest: a director, executive officer or other employee or a nominee to become a director of the Company; a security holder known by the Company to be the record or beneficial owner of more than 5% of any class of the Company’s voting securities; an “immediate family member” of any of the foregoing, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such person, and any person (other than a tenant or employee) sharing the household of such person; and any firm, corporation or other entity in which any of the foregoing persons is an executive, partner or principal or holds a similar control position or in which such person directly or indirectly has a 5% or greater equity interest (collectively, “Related Persons”). The policy covers any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant in which the amount involved exceeds $120,000 U.S. dollars and in which any Related Person had, has or will have a direct or indirect material interest (“Related Person Transactions”). Transactions involving compensation for services provided to the Company as an employee, consultant or director are not considered Related Person Transactions under this policy.
Under this policy, any proposed transaction that has been identified as a Related Person Transaction may be consummated or materially amended only following approval by the Audit Committee in accordance with the provisions of this policy. In the event that it is inappropriate for the Audit Committee to review the transaction for reasons of conflict of interest or otherwise, after taking into account possible recusals by Audit Committee members, then the Related Person Transaction shall be reviewed and decided upon by another independent member of the Board.
There were no Related Person Transactions in 2022.
Executive Compensation and Employment Arrangements
Information on compensation arrangements with the Company’s executive officers is described in detail in Part III, Item 11. “Executive Compensation” in this Amendment No. 1.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of Principal Accounting Firm
The following table sets forth fees billed for professional audit services and other services rendered to the Company by Ernst & Young LLP and its affiliates for the following fiscal years ending December 31:

	Year Ended December 31,
	2022	2021
Audit Fees	$473,750	$545,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$473,750	$545,000
Audit Fees. Audit fees consist of aggregate fees for professional services rendered for the audit of the Company’s annual consolidated financial statements and review of financial statements included in the Company’s Form 10-Q filings, and other services that are normally provided in connection with regulatory filings or engagements.
All fees described above were pre-approved by the Audit Committee of our Board.

PART IV.

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements required by this item were submitted in a separate section beginning on page 67 of the Original Filing.
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable, or the information is otherwise included in the Original Filing.
(a)(3) Exhibits
See Exhibit Index, which is incorporated herein by reference.
EXHIBIT INDEX

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through September 6, 2022	8-K	9/8/2022	3.2
3.2	Amended and Restated Bylaws, as amended through September 6, 2022	10-Q	11/14/2022	3.2
4.1	Specimen Common Stock Certificate	S-8	9/10/2019	4.1
4.2	Form of Senior Indenture	S-3	3/9/2021	4.3
4.3	Form of Subordinated Indenture	S-3	3/9/2021	4.4
4.4	Form of Warrant to Purchase Common Stock issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.2
4.5	Form of Warrant Agency Agreement issued in connection with the Company’s October 2020 Offering	S-1	10/13/2020	4.4
4.6	Form of Warrant Agency Agreement between Brickell Biotech, Inc. and American Stock Transfer & Trust Company, LLC in connection with the Company’s June 2020 Offering	S-1/A	6/17/2020	4.4
4.7	Form of Warrant to Purchase Common Stock issued in connection with the Company’s June 2020 Offering	S-1/A	6/17/2020	4.2
4.8	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Exchange Act	10-K	3/30/2023	4.80
10.1†	License and Development Agreement, dated as of August 27, 2021, by and between Voronoi Inc. and Brickell Biotech, Inc.	8-K	9/1/2021	10.1
10.2†	Exclusive License Agreement, dated as of February 2, 2022, by and between Carna Biosciences, Inc. and Brickell Biotech, Inc.	8-K	2/2/2022	10.1
10.3†	Asset Purchase Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., and Botanix Pharmaceuticals Limited	8-K	5/3/2022	10.1

10.4†	Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement, dated as of November 10, 2022, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., Botanix Pharmaceuticals Limited and Bodor Laboratories, Inc.	10-Q	11/14/2022	10.6
10.5†	Transition Services Agreement, dated as of May 3, 2022, by and between Botanix SB Inc. and Brickell Biotech, Inc.	8-K	5/3/2022	10.2
10.6†	License, Development and Commercialization Agreement, dated March 31, 2015, including certain amendments, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	9/3/2019	10.2
10.7†	Amendment to License, Development and Commercialization Agreement, dated February 24, 2016, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	6/8/2020	10.2
10.8†	Amendment No. 2 to License, Development and Commercialization Agreement, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., including Right of First Negotiation Agreement, as amended, dated October 6, 2017, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	8-K	9/3/2019	10.3
10.9†	Clinical Supply Agreement, dated as of July 30, 2019, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd., and First Amendment to Clinical Supply Agreement, dated as of October 18, 2019	S-1/A	6/8/2020	10.4
10.10†	Letter Agreement for Supply of API, dated as of April 26, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1/A	6/8/2020	10.5
10.11†	Letter Agreement, dated as of September 3, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	S-1	10/13/2020	10.6
10.12†	Letter Agreement for Supply of API, dated as of December 8, 2020, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	10-K	3/9/2021	10.7
10.13†	Brickell-Kaken Amendment to Clinical Supply Agreement and License, Development and Commercialization Agreement, dated as of May 14, 2021, by and between Brickell Biotech, Inc. and Kaken Pharmaceutical Co., Ltd.	10-Q	8/12/2021	10.4
10.14†	Amended and Restated License Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	2/18/2020	10.1
10.15†	Settlement Agreement, dated February 17, 2020, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., Bodor Laboratories, Inc., and Dr. Nicholas S. Bodor	8-K	2/18/2020	10.2
10.16†	Rights Agreement, dated as of May 3, 2022, by and among Brickell Biotech, Inc., Brickell Subsidiary, Inc., and Bodor Laboratories, Inc.	8-K	5/3/2022	10.3
10.17†	Amendment to Rights Agreement, dated as of November 10, 2022, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc. and Bodor Laboratories, Inc.	10-Q	11/14/2022	10.7

10.18	Boulder Lease Agreement, as amended, dated August 4, 2016, by and between Brickell Biotech, Inc. and BMC Properties, LLC	8-K	9/3/2019	10.10
10.19	Fourth Amendment to Lease Agreement, dated as of June 17, 2021, by and between Brickell Biotech, Inc. and GPIF 5777 Flatiron LLC (f/k/a BMC Properties, LLC)	10-Q	8/12/2021	10.1
10.20	Fifth Amendment to Lease Agreement, dated as of December 29, 2022, by and between Fresh Tracks Therapeutics, Inc. and BRE-BMR Flatiron VII LLC (f/k/a GPIF 5777 Flatiron LLC and BMC Properties, LLC)	10-K	3/30/2023	10.20
10.21+	Form of Indemnification Agreement by and between the Company and its directors and executive officers	10-K	3/30/2023	10.21
10.22+	Transition and Release Agreement, by and between Fresh Tracks Therapeutics, Inc. and Robert B. Brown, dated as of February 1, 2023	8-K	2/7/2023	10.1
10.23	Consulting Agreement, by and between Fresh Tracks Therapeutics, Inc. and Dancing Bear Consulting, LLC, effective as of January 31, 2023	8-K	1/27/2023	10.1
10.24+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Andrew D. Sklawer, on the other hand, including the form of Non-Competition Agreement with Andrew D. Sklawer, dated as of February 21, 2023	8-K	2/24/2023	10.1
10.25+	Consulting Agreement by and between Brickell Biotech, Inc. and Danforth Advisors LLC, effective as of December 1, 2020	8-K	11/24/2020	10.2
10.26+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Deepak Chadha, on the other hand, including the form of Non-Competition Agreement with Deepak Chadha, dated as of February 21, 2023	8-K	2/24/2023	10.2
10.27+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and David R. McAvoy, on the other hand, including the form of Non-Competition Agreement with David R. McAvoy, dated as of February 21, 2023	10-K	3/30/2023	10.27
10.28+	Employment Agreement by and between Brickell Biotech, Inc. and Monica Luchi, dated August 20, 2021	10-Q	11/9/2021	10.2
10.29+	Separation and Release Agreement, by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Monica Luchi, on the other hand, dated as of January 19, 2023				×
10.30+	Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan, as amended on May 17, 2022	10-Q	11/14/2022	10.1
10.31+	Form of Restricted Stock Unit Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	11/14/2022	10.3
10.32+	Form of Incentive Stock Option Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	11/14/2022	10.4

10.33+	Form of Non-Qualified Stock Option Award Agreement under the Fresh Tracks Therapeutics, Inc. 2020 Omnibus Long-Term Incentive Plan	10-Q	11/14/2022	10.5
10.34+	Amended and Restated Stock Incentive Plan of Vical Incorporated	8-K	6/1/2017	99.1
10.35+	Amended and Restated 2009 Equity Incentive Plan of Brickell Biotech, Inc.	S-8	9/10/2019	99.2
10.36	Fresh Tracks Therapeutics, Inc. Employee Stock Purchase Plan	10-K	3/30/2023	10.34
10.37	Securities Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.3
10.38	Series A Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	2/28/2020	4.3
10.39	Series B Warrant issued by Brickell Biotech, Inc. to Lincoln Park Capital Fund, LLC	S-3	2/28/2020	4.4
10.40	Purchase Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.6
10.41	Registration Rights Agreement, dated February 17, 2020, by and between Brickell Biotech, Inc. and Lincoln Park Capital Fund, LLC	8-K	2/18/2020	10.7
10.42	At Market Issuance Sales Agreement, dated April 14, 2020, by and between Brickell Biotech, Inc. and Oppenheimer & Co. Inc.	8-K	4/14/2020	1.1
10.43	At Market Issuance Sales Agreement, dated March 9, 2021, by and among the Company, Oppenheimer & Co. Inc. and William Blair & Company, L.L.C.	S-3	3/9/2021	1.2
10.44+	Form of Employee Retention Bonus Agreement	8-K	2/24/2023	10.3
21.1	List of Subsidiaries	10-K	3/30/2023	21.1
23.1	Consent of Ernst & Young LLP	10-K	3/30/2023	23.1
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	3/30/2023	31.1
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K	3/30/2023	31.2
31.3	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	3/30/2023	32.1
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	×
__________________

+	Indicates a management contract or compensatory plan.
†	Certain confidential information contained in this agreement has been omitted because it is both not material and is the type that the registrant treats as private or confidential.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fresh Tracks Therapeutics, Inc.

Date: May 1, 2023	By:	/s/ Andrew D. Sklawer
Andrew D. Sklawer Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)