Form 10-Q
period 2023-03-31
Fresh Tracks Therapeutics, Inc.
filed 2023-05-10
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, there were 5,906,475 shares of the registrant’s common stock outstanding.

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
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy and business development activities, pipeline legal status, short-term and long-term business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors” in this Quarterly Report, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
You should read carefully the factors described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, in Part II, Item 1A, “Risk Factors” in this Quarterly Report, and under a similar heading in any other periodic or current report we may file with the SEC to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised to consult any further disclosures we make on related subjects in our future public filings and on our website.

FRESH TRACKS THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$10,764	$8,680
Prepaid expenses and other current assets	1,049	1,403
Total current assets	11,813	10,083
Property and equipment, net	65	75
Contract asset, net of current portion	64	64
Operating lease right-of-use asset	25	49
Total assets	$11,967	$10,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$635	$571
Accrued liabilities	1,438	2,457
Lease liability	28	49
Total current liabilities	2,101	3,077

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 5,906,475 and 3,018,940 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	59	30
Additional paid-in capital	180,552	173,633
Accumulated deficit	(170,745)	(166,469)
Total stockholders’ equity	9,866	7,194
Total liabilities and stockholders’ equity	$11,967	$10,271

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Contract revenue	$9	$—
Royalty revenue	—	92
Total revenue	9	92
Operating expenses:
Research and development	1,936	6,013
General and administrative	2,414	3,486
Total operating expenses	4,350	9,499
Loss from operations	(4,341)	(9,407)
Other income	68	1
Interest expense	(3)	(4)
Net loss attributable to common stockholders	$(4,276)	$(9,410)
Net loss per common share attributable to common stockholders, basic and diluted	$(1.14)	$(3.55)
Weighted-average shares used to compute net loss per common share attributable to common stockholders, basic and diluted	3,756,613	2,652,828

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2021	2,652,828	$27	$170,247	$(145,367)	$24,907
Stock-based compensation	—	—	551	—	551
Net loss	—	—	—	(9,410)	(9,410)
Balance, March 31, 2022	2,652,828	$27	$170,798	$(154,777)	$16,048

	Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance, December 31, 2022	3,018,940	$30	$173,633	$(166,469)	$7,194
Common stock issued pursuant to ATM agreements, net of issuance costs of $202	2,887,535	29	6,540	—	6,569
Stock-based compensation	—	—	379	—	379
Net loss	—	—	—	(4,276)	(4,276)
Balance, March 31, 2023	5,906,475	$59	$180,552	$(170,745)	$9,866

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,276)	$(9,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	379	551
Non-cash operating lease expense	24	14
Depreciation	10	7
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including noncurrent portion of contract asset	354	(688)
Accounts payable	64	1,377
Accrued liabilities	(1,019)	(1,375)
Operating lease liability	(21)	(16)
Net cash used in operating activities	(4,485)	(9,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock pursuant to ATM agreements, net of issuance costs	6,569	—
Payments of taxes related to net share settlement of equity awards	—	(55)
Net cash provided by (used in) financing activities	6,569	(55)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,084	(9,595)
CASH AND CASH EQUIVALENTS—BEGINNING	8,680	26,884
CASH AND CASH EQUIVALENTS—ENDING	$10,764	$17,289

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
Fresh Tracks Therapeutics, Inc. (the “Company” or “Fresh Tracks”) is a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. The Company’s pipeline aims to disrupt existing treatment paradigms and features several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. This includes FRTX-02, a DYRK1A inhibitor for the treatment of certain autoimmune and inflammatory diseases; FRTX-10, a preclinical-stage Stimulator of Interferon Genes (“STING”) inhibitor candidate for the potential treatment of autoimmune, inflammatory, and rare genetic diseases; and a platform of next-generation kinase inhibitors with the potential to produce treatments for autoimmune, inflammatory, and other debilitating diseases.
Reverse Stock Split
On July 5, 2022, the Company effected a 1-for-45 reverse stock split of outstanding shares of its common stock. All common stock shares, per-share amounts, and other related balances and computations reported as of and for all periods presented in the condensed consolidated financial statements and notes reflect the adjusted common stock share, per-share amounts, and other related balances and computations that were effective on and after July 5, 2022.
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of ongoing efforts to in-license and develop product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the three months ended March 31, 2023, the Company had a net loss of $4.3 million and net cash used in operating activities of $4.5 million. As of March 31, 2023, the Company had cash and cash equivalents of $10.8 million and an accumulated deficit of $170.7 million. The Company believes that its cash and cash equivalents as of March 31, 2023 will be sufficient to fund its operations for at least the next 12 months.
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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc. (“Brickell Subsidiary”), and are presented in United States

(“U.S.”) dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the three months ended March 31, 2023, the Company did not adopt any additional significant accounting policies.
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
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and contract asset. The Company maintains cash and cash equivalents balances in several accounts with two financial institutions which, from time to time, are in excess of federally insured limits.
One third party individually accounted for all of the Company’s revenue for the three months ended March 31, 2023 and 2022, as well as associated accounts receivable and contract asset balances as of March 31, 2023 and December 31, 2022. Refer to Note 3. “Strategic Agreements” for a detailed discussion of agreements with Botanix SB Inc. and Botanix Pharmaceuticals Limited (“Botanix”).
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

	Level 1
	March 31, 2023	December 31, 2022
Assets:
Money market funds	$7,946	$7,680

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
Revenue Recognition
The Company has historically recognized revenue primarily from upfront fees, research and development milestones, research reimbursements, and consulting services fees related to the development of previously owned or sublicensed assets associated with the proprietary compound sofpironium bromide, as well as sublicense income and royalty fees on sales of sofpironium bromide gel, 5% (ECCLOCK®) in Japan.
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
Contract Asset
For non-license arrangements involving the sale and transfer of the Company’s intellectual property rights, the Company recognizes estimated variable consideration as revenue as discussed above before the customer pays consideration or before payment is due. The estimated revenue recognized is presented as a contract asset on the Company’s condensed consolidated balance sheets. The current portion of the contract asset is presented in prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets. Actual amounts paid or due by the customer are recorded as a reduction to the contract asset. Any revisions to the Company’s estimated revenue based on actual results and future expectations are recognized as an adjustment to the contract asset.
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
The following table sets forth the potential common shares excluded from the calculation of diluted net loss per share because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Outstanding warrants	621,063	621,063
Outstanding options	197,055	153,656
Unvested restricted stock units	141,250	—
Total	959,368	774,719

Leases
The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than one year are recognized on the condensed consolidated balance sheets as right-of-use assets and lease liabilities. The Company does not currently hold any finance leases. The Company has elected the practical expedient not to recognize on the condensed consolidated balance sheets leases with terms of one year or less and not to separate lease components and non-lease components for real estate leases. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the

Company estimates the incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
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
With respect to FRTX-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2023 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
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
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2023 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
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
In accordance with the sublicense rights provided to the Company under the Amended and Restated License Agreement, the Company also had previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced the Company as the exclusive sub-licensor to Kaken. During the three months ended March 31, 2022, prior to entering into the Asset Purchase Agreement, the Company recognized royalty revenue of $0.1 million under the Kaken Agreement.
The Company determined that the development of and ultimate sale and assignment of rights to the Assets is an output of the Company’s ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, the Company (i) received an upfront payment at closing in the amount of $3.0 million, (ii) was reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the U.S. Food and Drug Administration (“FDA”) in December 2022 of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (iv) will receive a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted by the FDA in December 2022. Under the Asset Purchase Agreement, the Company also is eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, the Company will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provides that Botanix will pay to the Company a portion of the sales-based milestone payments and royalties that Botanix receives from Kaken under the assigned Kaken Agreement

(together, the “Sublicense Income”). Sublicense Income represents the Company’s estimate of payments that will be earned by the Company in the applicable period from sales-based milestone payments and royalties Botanix will receive from Kaken to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Royalties vary based on net sales that are impacted by a wide variety of market and other factors and, as such, the Company utilized the expected value approach, which the Company believes will best predict the amount of consideration to which it will be entitled. In relation to the sales-based milestone payments that Botanix may receive from Kaken in the future, the Company utilized the most likely amount method and determined it is not yet probable that the Company will receive any payments from Botanix in relation to such milestone payments. Therefore, the Company determined that such milestone payments are fully constrained as of March 31, 2023, and, as such, have not yet been recognized as contract revenue. With respect to the recognition of contract revenue for the Sublicense Income based on future royalties that will be due to Botanix from Kaken, certain amounts are not yet due from Botanix. Therefore, the Company has recorded a contract asset equal to the amount of revenue recognized related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income.
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that the Company determined are not yet probable due to such revenues being highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, the Company determined that such variable consideration amounts are fully constrained as of March 31, 2023, and as such, did not recognize such amounts as contract revenue.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, the Company and Botanix entered into a transition services agreement (the “TSA”) whereby the Company is providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services (i) prior to the acceptance of the filing by the FDA of such NDA in December 2022, the Company received from Botanix a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing in December 2022, the Company will receive from Botanix a variable amount based upon actual hours worked, in each case plus related fees and expenses of the Company’s advisors (plus a 5% administrative fee) and the Company’s out-of-pocket expenses. During the three months ended March 31, 2023, the Company recognized $9 thousand of contract revenue associated with consulting services provided under the TSA.
Contract Assets under the Botanix Agreements
The following table presents changes in the value of the Company’s contract asset related to Sublicense Income for the three months ended March 31, 2023 (in thousands):

Contract asset as of January 1, 2023	$318
Amounts received or receivable	(34)
Contract asset as of March 31, 2023	$284
Contract asset, included in prepaid expenses and other current assets	$220
Contract asset, net of current portion	$64
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
Pursuant to the terms of the Asset Purchase Agreement, the Company retained its obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of its common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, the Company entered into an Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement (the “Acknowledgment”) with Brickell Subsidiary, Botanix, and Bodor. Pursuant to the Acknowledgment, the Company paid $1.0 million in cash to Bodor in full satisfaction of the Company’s obligation to issue shares upon the FDA’s acceptance of the NDA.
During the three months ended March 31, 2023 and 2022, no expense was incurred or reported as general and administrative expenses in the condensed consolidated statements of operations associated with achieved milestones related to sofpironium bromide gel, 15%. Prior to the execution of the Rights Agreement, the Company paid Bodor immaterial amounts with respect to the royalties the Company received from Kaken for sales of ECCLOCK in Japan during those periods.

NOTE 4. DETAILED ACCOUNT BALANCES
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$496	$521
Contract asset	220	254
Prepaid research and development expenses	159	254
Other prepaid expenses	122	117
Accounts receivable	45	250
Other current assets	7	7
Total	$1,049	$1,403

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued compensation	$731	$1,320
Accrued professional fees	404	705
Accrued research and development expenses	303	432
Total	$1,438	$2,457

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
The following is a summary of the contractual obligations related to operating lease commitments as of March 31, 2023 (in thousands):

Total maturities, through December 31, 2023	$29
Less imputed interest	(1)
Present value of lease liability	$28
On May 4, 2023, the Company entered into an amendment to the Boulder Lease, which will terminate the Boulder Lease, effective August 31, 2023.
Licensing and Other Agreements
Refer to Note 3. “Strategic Agreements” for more information about the Company’s obligations under its licensing and other agreements.

NOTE 6. CAPITAL STOCK
Common Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s Board has the authority to issue up to 300,000,000 shares of common stock with a par value of $0.01 per share. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its Board. The Company had reserved authorized shares of common stock for future issuance as of March 31, 2023 as follows:

March 31, 2023
Common stock warrants	621,063
Common stock options outstanding	197,055
Unvested restricted stock units	141,250
Shares available for grant under the Employee Stock Purchase Plan	42,728
Shares available for grant under the 2020 Omnibus Long-Term Incentive Plan	18,854
Total	1,020,950
The Company may be limited in its ability to sell a certain number of shares of its common stock under the Purchase Agreement or ATM Agreements described below, depending on the availability at any given time of authorized and available shares of common stock.
Public Offerings of Common Stock and Warrants
In October 2020, the Company completed a sale of 422,300 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $32.40 per share of the Company’s common stock and will expire five years from the date of issuance. The pre-funded warrants were exercised in October 2020. No warrants associated with the October 2020 Offering were exercised during the three months ended March 31, 2023 or 2022.
In June 2020, the Company completed a sale of 328,669 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of its common stock, and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020. The common warrants were immediately exercisable at a price of $56.25 per share of common stock and will expire five years from the date of issuance. No warrants associated with the June 2020 Offering were exercised during the three months ended March 31, 2023 or 2022.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the three months ended March 31, 2023, the Company sold 2,887,535 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $2.34 per share, for aggregate net proceeds of $6.6 million, after giving effect to a 3% commission to the Agents. During the three months ended March 31, 2022, no sales of common stock under the 2021 ATM Agreement occurred. As of March 31, 2023, approximately $38.0 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. As of March 31, 2023, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement. However, the shares that may be sold pursuant to the 2020 ATM Agreement are not currently registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2023 and 2022, no sales of common stock under the 2020 ATM Agreement occurred.
The Company is subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by the Company under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and the Company sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant,” and together with the Series A Warrant, the “Warrants”). No warrants associated with the Securities Purchase Agreement were exercised during the three months ended March 31, 2023 or 2022.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 2,222 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three months ended March 31, 2023 and 2022, no sales of common stock under the Purchase Agreement occurred. As of March 31, 2023, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
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
Preferred Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s Board has the authority to issue up to 5,000,000 shares of preferred stock with a par value of $0.01 per share, at its discretion, in one or more classes or series and to fix the powers, preferences and rights, and the qualifications, limitations, or restrictions thereof, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences, without further vote or action by the Company’s stockholders. As of March 31, 2023, there were no shares of preferred stock outstanding.

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans, but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of March 31, 2023, 25,047 and 1,684 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
On May 17, 2022, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 119,377 shares. As of March 31, 2023, 323,364 shares were authorized, and 338,305 shares were subject to outstanding awards under the Omnibus Plan. As of March 31, 2023, 18,854 shares remained available for grant under the Omnibus Plan.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the Fresh Tracks Therapeutics, Inc. Employee Stock Purchase Plan (the “ESPP”), which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to

85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of March 31, 2023, the Company had 42,728 shares available for issuance and 15,049 cumulative shares had been issued under the ESPP.
Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$92	$103
General and administrative	287	448
Total stock-based compensation expense	$379	$551

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

Research and Development Programs
The following image summarizes our current pipeline and corresponding development programs:

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
FRTX-10: A covalent Stimulator of Interferon Genes (STING) inhibitor for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
In February 2022, we acquired exclusive, worldwide rights to research, develop, and commercialize a portfolio of novel, preclinical-stage oral Stimulator of Interferon Genes (“STING”) inhibitors. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet-need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
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
With respect to FRTX-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2023 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
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
The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of March 31, 2023 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.

Agreements with Botanix
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), we and Brickell Subsidiary entered into an asset purchase agreement with Botanix SB, Inc. and Botanix Pharmaceuticals Limited (“Botanix”) (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by us or Brickell Subsidiary (the “Assets”). Prior to the sale of the Assets, we had previously entered into a License Agreement with Bodor Laboratories, Inc. (“Bodor”), dated December 15, 2012 (last amended in February 2020) that provided us with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix is now responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced us as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to us under the Amended and Restated License Agreement, we also had previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which we granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, we were entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (“ECCLOCK”) for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced us as the exclusive sub-licensor to Kaken. During the three months ended March 31, 2022, prior to entering into the Asset Purchase Agreement, we recognized royalty revenue of $0.1 million under the Kaken Agreement.
We determined that the development of and ultimate sale and assignment of rights to the Assets is an output of our ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) were reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the U.S. Food and Drug Administration (“FDA”) in December 2022 of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (iv) will receive a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, is received on or before September 30, 2023, or $2.5 million if such marketing approval is received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted by the FDA in December 2022. Under the Asset Purchase Agreement, we also are eligible to receive additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, we will receive tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
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
All other consideration due under the Asset Purchase Agreement is contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or is based upon future sales that we determined are not yet probable due to such revenues being highly susceptible to factors outside of our influence and uncertainty about the amount of such consideration that will not be resolved for an extended period of time. Therefore, we determined that such variable consideration amounts are fully constrained as of March 31, 2023, and, as such, did not recognize such amounts as contract revenue.
Transition Services Agreement with Botanix
In connection with the sale of the Assets, on the Effective Date, we and Botanix entered into a transition services agreement (the “TSA”) whereby we are providing consulting services as an independent contractor to Botanix in support of and through filing and potential approval of the U.S. NDA for sofpironium bromide gel, 15%. In accordance with the terms of the TSA, in exchange for providing these services (i) prior to the acceptance of the filing by the FDA of such NDA in December 2022, we received from Botanix a fixed monthly amount of $71 thousand, and (ii) after the acceptance of the filing in December 2022, we are receiving from Botanix a variable amount based upon actual hours worked, in each case plus related fees and expenses of our advisors (plus a 5% administrative fee) and our out-of-pocket expenses. During the three months ended March 31, 2023, we recognized $9 thousand of contract revenue associated with consulting services provided under the TSA.
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
Pursuant to the terms of the Asset Purchase Agreement, we retained our obligation under the Amended and Restated License Agreement to issue $1.0 million in shares of our common stock to Bodor upon the FDA’s acceptance of an NDA filing for sofpironium bromide gel, 15%. On November 10, 2022, we entered into an Acknowledgment and Agreement Related to Asset Purchase Agreement and Amended and Restated License Agreement (the “Acknowledgment”) with Brickell Subsidiary, Botanix, and Bodor. Pursuant to the Acknowledgment, we paid $1.0 million in cash to Bodor in full satisfaction of our obligation to issue shares upon the FDA’s acceptance of the NDA. We determined to prepay this obligation in cash in order to avoid the substantial dilution to our stockholders that would have resulted if we had issued the shares of our common stock originally provided for in the Amended and Restated License Agreement.
During the three months ended March 31, 2023 and 2022, no expense was incurred or reported as general and administrative expenses in the condensed consolidated statements of operations associated with achieved milestones related to sofpironium bromide gel, 15%. Prior to the execution of the Rights Agreement, we paid

Bodor immaterial amounts with respect to the royalties we received from Kaken for sales of ECCLOCK in Japan during those periods.
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
Public Offerings of Common Stock and Warrants
In October 2020, we completed the sale of 422,300 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. No warrants associated with the October 2020 Offering were exercised during the three months ended March 31, 2023 or 2022.
In June 2020, we completed the sale of 328,669 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of our common stock, and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. No warrants associated with the June 2020 Offering were exercised during the three months ended March 31, 2023 or 2022.
For additional information regarding the offerings described above, see Note 6. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. (“William Blair”) as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the three months ended March 31, 2023, we sold 2,887,535 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $2.34 per share, for aggregate net proceeds of $6.6 million, after giving effect to a 3% commission to the Agents. During the three months ended March 31, 2022, no sales of common stock under the 2021 ATM Agreement occurred. As of March 31, 2023, approximately $38.0 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. As of March 31, 2023, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement, however, the shares that may be sold pursuant to the 2020 ATM Agreement are not currently registered under the Securities Act of 1933, as amended. During the three months ended March 31, 2023 and 2022, no sales of common stock under the 2020 ATM Agreement occurred.
We are subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules may limit future issuances of shares by us under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million. No warrants associated with the Securities Purchase Agreement were exercised during the three months ended March 31, 2023 or 2022.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 2,222 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three months ended March 31, 2023 and 2022, no sales of common stock under the Purchase Agreement occurred. As of March 31, 2023, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.
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
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license, collaboration, and other agreements. Other than through arrangements as they relate to sales of ECCLOCK in Japan, none of our product candidates has been approved for sale and we have not generated any product sales. Since inception, we have incurred operating losses. We recorded a net loss of $4.3 million and $9.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $170.7 million. We expect to continue incurring significant expenses and operating losses for at least the next several years as we:
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
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic agreements for the development and commercialization of our product candidates. Our strategic agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, sublicense income, earnout payments on net product sales, and royalties on net product sales. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to entering into the Asset Purchase Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Beginning in the second quarter of 2022, we began recognizing contract revenue pursuant to the terms of the Asset Purchase Agreement. After March 31, 2023, we expect to continue to recognize contract revenue associated with Sublicense Income related to royalties on applicable net sales of sofpironium bromide gel pursuant to the Asset Purchase Agreement. Other than the contract revenue we may generate in connection with the Asset Purchase Agreement, we do not expect to generate any revenue from any product candidates that we developed or develop unless and until we obtain regulatory approval and commercialize our products or enter into other collaboration agreements with third parties.
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
Total Other Income (Expense), Net
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
There were no changes during the three months ended March 31, 2023 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
We believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022	Change
	(in thousands)
Revenue	$9	$92	$(83)
Research and development expenses	(1,936)	(6,013)	4,077
General and administrative expenses	(2,414)	(3,486)	1,072
Other income (expense), net	65	(3)	68
Net loss attributable to common stockholders	$(4,276)	$(9,410)	$5,134

Revenue
Revenue decreased by approximately $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Revenue for the three months ended March 31, 2023 primarily consisted of contract revenue recognized for services provided under the TSA with Botanix, while revenue for the three months ended March 31, 2022 was driven by royalty revenue earned on a percentage of net sales of ECCLOCK in Japan under the Kaken Agreement.

Research and Development Expenses
Below is a summary of our research and development expenses by period related to our programs:

	Three Months Ended March 31,
	2023	2022	Change

	(in thousands)
Direct program expenses related to
Sofpironium bromide	$—	$2,168	$(2,168)
DYRK1A inhibitor program (FRTX-02)	936	728	208
STING inhibitor program (FRTX-10)	102	2,010	(1,908)
Personnel and other unallocated expenses	898	1,107	(209)
Total research and development expenses	$1,936	$6,013	$(4,077)
Research and development expenses decreased by $4.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, driven primarily by lower clinical expenses of $2.2 million related to sofpironium bromide, decreased costs of $1.9 million related to our STING inhibitor program, and lower personnel and other unallocated expenses of $0.2 million, partially offset by increased costs of $0.2 million related to our DYRK1A inhibitor program. Additional detail on our programs is as follows:
•Sofpironium bromide. In the fourth quarter of 2021, we completed our Phase 3 pivotal clinical program for sofpironium bromide gel, 15%. While we incurred $2.2 million during the three months ended March 31, 2022 associated with our Phase 3 pivotal clinical program, we do not expect in the future to incur any additional research and development expenses related to sofpironium bromide subsequent to the Effective Date, when we sold the assets primarily related to sofpironium bromide that we previously owned and/or licensed to Botanix, which is responsible for all further research, development, and commercialization of sofpironium bromide.
~~•~~DYRK1A inhibitor program. In May 2022, we initiated a Part 1 of a two-part Phase 1 clinical trial in Canada for FRTX-02 that was completed in December 2022, and we reported topline results in March 2023, described above under the heading “Topline Results of FRTX-02 (Phase 1 Part A and B) Clinical Trial.”
•STING inhibitor program. In February 2022, we acquired a portfolio of novel, potent, and orally available STING inhibitors that has broad potential in autoimmune, inflammatory, and rare genetic diseases, of which our primary product candidate is FRTX-10. To date, the expenses associated with our STING inhibitor program primarily relate to upfront in-licensing fees of $2.0 million incurred during the three months ended March 31, 2022.
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
General and Administrative Expenses
General and administrative expenses decreased by $1.1 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The decrease of $1.1 million was primarily related to decreased expenses in the 2023 period of $0.6 million for legal and compliance fees, $0.3 million for other expenses, and $0.2 million for compensation-related expenses.
Total Other Income (Expense), Net
Total other income (expense), net increased by $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to higher interest rates associated with interest income earned on money market funds and interest-bearing accounts.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of ongoing efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the three months ended March 31, 2023 and 2022, we had a net loss of $4.3 million and $9.4 million, respectively. As of March 31, 2023, we had an accumulated deficit of $170.7 million. As of March 31, 2023, we had cash and cash equivalents of $10.8 million compared to $8.7 million as of December 31, 2022. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt, and convertible notes, and payments received under license and other strategic agreements.
We believe that our cash and cash equivalents as of March 31, 2023 will be sufficient to fund our operations for at least the next 12 months. However, it is difficult to predict our spending for our product candidates. Moreover, changing circumstances may cause us to expend cash significantly faster than we currently anticipate, and we may need to spend more cash than currently expected because of circumstances beyond our control. We expect to continue to incur additional substantial losses in the foreseeable future as a result of our research and development activities. Our Board and executive management team are conducting a comprehensive process to explore and evaluate strategic options to progress the development of our novel pipeline of potential treatments for autoimmune, inflammatory, and other diseases. Potential strategic options to be explored or evaluated as part of this process may include, but are not limited to, a financing, sale or licensing of assets, acquisition, merger, business combination, and/or other strategic transaction or series of related transactions involving our Company. To continue developing FRTX-02 and the rest of our pipeline, we need to raise additional funds. If such financing or a strategic partnership is not forthcoming in a timely manner, we will be unable to conduct certain additional research and development activities. To the extent that additional funds are raised through the sale of equity, the issuance of securities will result in dilution to our stockholders.
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

Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to product discovery and development activities. The following table sets forth a summary of cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(4,485)	$(9,540)
Financing activities	6,569	(55)
Total	$2,084	$(9,595)

Operating Activities
Net cash used in operating activities of $4.5 million during the three months ended March 31, 2023 decreased compared to $9.5 million during the three months ended March 31, 2022, primarily as a result of a decrease in cash used to support our operating activities, including but not limited to our clinical trials, research and development activities, and general working capital requirements. The $5.1 million decrease was impacted by the net effect of a decrease in net loss of $5.1 million and the net effect of changes in working capital of $0.1 million, partially offset by a decrease in non-cash operating expenses of approximately $0.1 million.
Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2023 increased by $6.6 million compared to the three months ended March 31, 2022. The increase primarily resulted from net proceeds received during the three months ended March 31, 2023 of $6.6 million from sales of our common stock under the 2021 ATM Agreement.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Our business, financial condition, and operating results may be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors.” Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, alone or combined with any of the other factors, could materially and adversely affect our business, financial condition, results of operations, and stock price. There have been no changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.
Our inability to regain and maintain compliance with Nasdaq continued listing requirements could result in the delisting of our common stock.
Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial, governance, and other requirements. On August 19, 2022, we received a notice (the “2022 Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) stating that the departure of Dennison T. Veru from the Board resulted in noncompliance with the independent director and audit committee requirements set forth in Nasdaq Listing Rule 5605. More specifically, the Board currently is not comprised of a majority of “independent directors” within the meaning of Nasdaq Listing Rule 5605(a)(2), and the Board’s Audit Committee does not have at least three members, each of whom is independent and meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, as required by Nasdaq Listing Rule 5605(c)(2)(A). Currently, the Board has two independent members and two non-independent members, and the Audit Committee consists of two independent members.
The 2022 Notice states that, consistent with Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4), Nasdaq will provide us with a cure period in order to regain compliance (i) until the earlier of our next annual shareholders’ meeting or July 28, 2023, or (ii) if the next annual shareholders’ meeting is held before January 24, 2023, then we must evidence compliance no later than January 24, 2023.
On April 21, 2023, Mr. Lyons informed us that he will resign from the Board on the date of our 2023 annual meeting of stockholders due to overboarding concerns under proxy advisor and other institutional investor policies. The date of our 2023 annual meeting of stockholders has not yet been determined.
In addition, on April 24, 2023, we received a notice from the Listing Qualifications Department of Nasdaq informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we do not comply with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2). In accordance with Nasdaq’s Listing Rules, we have a period of 180 calendar days, or until October 23, 2023, to regain compliance with such rule.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Because we are filing this Quarterly Report within four business days after the triggering event, we are making the following disclosure under this Item 5 instead of filing a Current Report on Form 8-K under Item 1.02, Termination of a Material Definitive Agreement:
On May 4, 2023, we entered into an amendment to the Boulder Lease with BRE-BMR Flatiron VII, LLC, which amendment will terminate the Boulder Lease, effective August 31, 2023, in exchange for a termination fee of $5,051. The Boulder Lease, which would have expired in December 2025, is a multi-year lease for our corporate headquarters in Boulder, Colorado, occupying approximately 3,000 square feet. Pursuant to the Boulder Lease, we currently pay base rent of $7,089 per month, plus our pro rata share of operating expenses. We are terminating the Boulder Lease to reduce our operating expenses.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation, as amended through September 6, 2022	8-K	9/8/2022	3.2
3.2	Amended and Restated Bylaws, as amended through September 6, 2022	10-Q	11/14/2022	3.2
10.1+	Transition and Release Agreement, by and between Fresh Tracks Therapeutics, Inc. and Robert B. Brown, dated as of February 1, 2023	8-K	2/7/2023	10.1

10.2	Consulting Agreement, by and between Fresh Tracks Therapeutics, Inc. and Dancing Bear Consulting, LLC, effective as of January 31, 2023	8-K	1/27/2023	10.1
10.3+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Andrew D. Sklawer, on the other hand, including the form of Non-Competition Agreement with Andrew D. Sklawer, dated as of February 21, 2023	8-K	2/24/2023	10.1
10.4+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Deepak Chadha, on the other hand, including the form of Non-Competition Agreement with Deepak Chadha, dated as of February 21, 2023	8-K	2/24/2023	10.2
10.5+	Amended and Restated Employment Agreement by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and David R. McAvoy, on the other hand, including the form of Non-Competition Agreement with David R. McAvoy, dated as of February 21, 2023	10-K	3/30/2023	10.27
10.6+	Form of Employee Retention Bonus Agreement	8-K	2/24/2023	10.3
10.7+	Form of Indemnification Agreement by and between the Company and its directors and executive officers	10-K	3/30/2023	10.21
10.8+	Separation and Release Agreement, by and between Fresh Tracks Therapeutics, Inc. and Brickell Subsidiary, Inc., on the one hand, and Monica Luchi, on the other hand, dated as of January 19, 2023	10-K/A	5/1/2023	10.29
10.9	Letter Agreement, dated as of May 4, 2023, by and between Fresh Tracks Therapeutics, Inc. and BRE-BMR Flatiron VII LLC (f/k/a GPIF 5777 Flatiron LLC and BMC Properties, LLC)				×
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				×

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	×
__________________

+	Indicates a management contract or compensatory plan.
*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Fresh Tracks Therapeutics, Inc.

Date: May 10, 2023	By:	/s/ Andrew D. Sklawer
Andrew D. Sklawer Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Financial Officer (Principal Financial Officer)