Form 10-Q
period 2023-09-30
Fresh Tracks Therapeutics, Inc.
filed 2023-11-13
CIK 819050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-21088
FRESH TRACKS THERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware				93-0948554
(State or other jurisdiction of incorporation or organization)				(I.R.S. Employer Identification No.)

2000 Central Avenue,	Suite 100,	Boulder,	CO	80301
(Address of principal executive offices)				(Zip Code)
(720) 505-4755
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.01 par value per share	FRTX	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2023, there were 5,973,306 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements that involve substantial risks and uncertainties for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact, including statements relating to future financial, business, conditions, plans, prospects, impacts, shifts, trends, progress, or strategies and other such matters, including without limitation, our proposed liquidation and dissolution (the “Dissolution”) pursuant to our proposed plan of liquidation and dissolution (the “Plan of Dissolution”), the timing of filing of the Certificate of Dissolution, the timing and outcome of the special meeting of stockholders to approve the Dissolution and the Plan of Dissolution, the amount, number, and timing of liquidating distributions, if any, to our stockholders, the amount of reserves, and similar statements, are forward-looking statements. The words “may,” “could,” “should,” “might,” “delist,” “suspend,” “appeal,” “request,” “stay,” “notify,” “cancel,” “expeditiously,” “quickly,” “approve,” “show,” “maximize,” “advise,” “continue,” “additional,” “range,” “announce,” “anticipate,” “explore,” “reflect,” “believe,” “sufficient,” “transform,” “estimate,” “expect,” “intend,” “plan,” “file,” “make,” “timely,” “promptly,” “attempt,” “distribute,” “discontinue,” “dissolve,” “dissolution,” “wind down,” “best interests,” “predict,” “potential,” “will,” evaluate,” “aim,” “help,” “progress,” “meet,” “support,” “look forward,” “develop,” “strengthen,” “promise,” “successful,” “positive,” “provide,” “commit,” “opportunity,” “disrupt,” “reduce,” “restore,” “demonstrate,” “suggest,” “target,” “shift,” “inhibit,” and similar expressions and their variants, are intended to identify forward-looking statements. Such statements are based on management’s current expectations and involve risks and uncertainties. Actual results and performance could differ materially from those projected in the forward-looking statements as a result of many factors. Unless otherwise mentioned or unless the context requires otherwise, all references in this Quarterly Report to “Fresh Tracks,” “Brickell Subsidiary,” “Company,” “we,” “us,” and “our,” or similar references, refer to Fresh Tracks Therapeutics, Inc. and its consolidated subsidiaries.
We based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our proposed Dissolution and Plan of Dissolution, continued listing and delisting on Nasdaq, status and return of product licenses and management, wind-down of Company operations and assets, financial condition, results of operations, business operations and objectives, employees, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in Part II, Item 1A, “Risk Factors” in this Quarterly Report, and under a similar heading in any other periodic or current report we may file with the U.S. Securities and Exchange Commission (the “SEC”) in the future. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge quickly and from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business and operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. All forward-looking statements are qualified in their entirety by this cautionary statement.
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

FRESH TRACKS THERAPEUTICS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$12,020	$8,680
Prepaid expenses and other current assets	993	1,403
Total current assets	13,013	10,083
Property and equipment, net	44	75
Contract asset, net of current portion	—	64
Operating lease right-of-use asset	—	49
Total assets	$13,057	$10,271
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$609	$571
Accrued liabilities	1,499	2,457
Lease liability	—	49
Total current liabilities	2,108	3,077

Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 5,926,497 and 3,018,940 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	59	30
Additional paid-in capital	181,815	173,633
Accumulated deficit	(170,925)	(166,469)
Total stockholders’ equity	10,949	7,194
Total liabilities and stockholders’ equity	$13,057	$10,271

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Contract revenue	$7,944	$486	$8,006	$4,801
Royalty revenue	—	—	—	92
Total revenue	7,944	486	8,006	4,893
Operating expenses:
Research and development	627	3,560	3,172	11,438
General and administrative	5,320	3,002	9,542	10,396
Total operating expenses	5,947	6,562	12,714	21,834
Income (loss) from operations	1,997	(6,076)	(4,708)	(16,941)
Other income	107	58	257	372
Interest expense	—	—	(5)	(6)
Net income (loss)	2,104	(6,018)	(4,456)	(16,575)
Less: net income attributable to participating securities	(197)	—	—	—
Net income (loss) attributable to common stockholders	$1,907	$(6,018)	$(4,456)	$(16,575)

Net income (loss) per common share attributable to common stockholders, basic and diluted	$0.32	$(2.07)	$(0.86)	$(6.05)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic and diluted	5,912,786	2,906,000	5,199,856	2,738,954

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

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)
(unaudited)

	Series A Redeemable Preferred Stock		Common Stock		Additional Paid-In-Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2022	—	$—	3,018,940	$30	$173,633	$(166,469)	$7,194
Common stock issued pursuant to ATM agreements, net of issuance costs of $202	—	—	2,887,535	29	6,540	—	6,569
Stock-based compensation	—	—	—	—	379	—	379
Net loss	—	—	—	—	—	(4,276)	(4,276)
Balance, March 31, 2023	—	—	5,906,475	59	180,552	(170,745)	9,866
Stock-based compensation	—	—	—	—	410	—	410
Net loss	—	—	—	—	—	(2,284)	(2,284)
Balance, June 30, 2023	—	—	5,906,475	$59	180,962	(173,029)	7,992
Issuance of common stock upon restricted stock unit settlement, net of shares withheld for taxes	—	—	20,022	—	(10)	—	(10)
Stock-based compensation	—	—	—	—	863	—	863
Net income	—	—	—	—	—	2,104	2,104
Balance, September 30, 2023	—	$—	5,926,497	$59	$181,815	$(170,925)	$10,949

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,456)	$(16,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,652	1,666
Non-cash operating lease expense	60	44
Depreciation	31	21
Changes in operating assets and liabilities:
Prepaid expenses and other current assets, including noncurrent portion of contract asset	474	(382)
Accounts payable	38	(161)
Accrued liabilities	(958)	(1,319)
Operating lease liability	(60)	(51)
Net cash used in operating activities	(3,219)	(16,757)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(47)
Net cash used in investing activities	—	(47)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock pursuant to ATM agreements, net of issuance costs	6,569	1,196
Payments of taxes related to net share settlement of equity awards	(10)	(55)
Proceeds from the issuance of common stock under employee stock purchase plan	—	29
Net cash provided by financing activities	6,559	1,170
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,340	(15,634)
CASH AND CASH EQUIVALENTS—BEGINNING	8,680	26,884
CASH AND CASH EQUIVALENTS—ENDING	$12,020	$11,250

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Acquisition of right-of-use asset through lease liability	$11	$—

See accompanying notes to these condensed consolidated financial statements.

FRESH TRACKS THERAPEUTICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1. ORGANIZATION AND NATURE OF OPERATIONS
On September 19, 2023, Fresh Tracks Therapeutics, Inc. (the “Company” or “Fresh Tracks”) announced a proposed plan of liquidation and dissolution (the “Plan of Dissolution”) and its intent to discontinue all clinical and preclinical development programs and reduce its workforce. Historically, the Company was a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. The Company’s pipeline aimed to disrupt existing treatment paradigms and featured several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases. This includes FRTX-02, a DYRK1A inhibitor for the treatment of certain autoimmune and inflammatory diseases; FRTX-10, a preclinical-stage Stimulator of Interferon Genes (“STING”) inhibitor candidate for the potential treatment of autoimmune, inflammatory, and rare genetic diseases; and a platform of next-generation kinase inhibitors that could produce treatments for autoimmune, inflammatory, and other debilitating diseases. In connection with the Plan of Dissolution, effective October 2, 2023, the Company discontinued all clinical and preclinical development programs and terminated most of its employees, except for certain employees, consultants, and advisors who will supervise or facilitate the dissolution and wind down of the Company, if approved by the Company’s stockholders.
Liquidity and Capital Resources
The Company has incurred significant operating losses and has an accumulated deficit as a result of in-licensing and development of product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the nine months ended September 30, 2023, the Company had a net loss of $4.5 million and net cash used in operating activities of $3.2 million. As of September 30, 2023, the Company had cash and cash equivalents of $12.0 million and an accumulated deficit of $170.9 million. The Company expects to continue to incur additional losses for the foreseeable future as it implements the Plan of Dissolution.
The Company’s board of directors (“Board”) and executive management team conducted a comprehensive process to explore and evaluate strategic alternatives with the goal of maximizing stockholder value. Potential alternatives that were under evaluation included, but were not limited to, a financing, a merger or reverse merger, the sale of all or part of the Company, licensing of assets, a business combination, and/or other strategic transactions or series of related transactions involving the Company.
On September 18, 2023, the Board unanimously approved the liquidation and dissolution of the Company (the “Dissolution”) and the Plan of Dissolution, subject to the approval of the Company’s stockholders. The Company plans to hold a special meeting of stockholders on November 16, 2023 (the “Special Meeting”) to seek stockholder approval of the Dissolution and the Plan of Dissolution and has filed proxy materials relating to the Special Meeting with the Securities and Exchange Commission (the “SEC”).
As a result of the Plan of Dissolution, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of the condensed consolidated financial statements, which do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty about the ability to continue as a going concern. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. If the Company’s stockholders approve the Dissolution and the

Plan of Dissolution and the likelihood is remote that the Company would return from liquidation, the Company would consider liquidation to be imminent and apply liquidation basis of accounting.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Brickell Subsidiary, Inc. (“Brickell Subsidiary”), and are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the SEC for interim reporting. As permitted under those rules and regulations, certain footnotes or other financial information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the Company’s financial information. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023, for any other interim period, or for any other future period. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements at that date but does not include all of the information required by U.S. GAAP for complete financial statements. All intercompany balances and transactions have been eliminated in consolidation. The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.
Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2. “Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. During the nine months ended September 30, 2023, the Company did not adopt any additional significant accounting policies.
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
Risks and Uncertainties
The Company’s business is subject to significant risks, including, but not limited to, uncertainty of plans and expectations for the Dissolution and the Plan of Dissolution and the scope, timing, rate of progress, and expense of the Company’s ongoing and future activities; the Company’s ability to remain listed on Nasdaq given the Company’s noncompliance with Nasdaq listing requirements and efforts by Nasdaq staff to delist the Company; the ongoing liquidity of the Company’s outstanding common stock; uncertainties and cost associated with obtaining patents and other intellectual property rights; the Company’s ability, if there is interest from potential purchasers, to sell any of its assets as part of the Plan of Dissolution, including but not limited to independently developed data packages, technology, and other intellectual property; compliance with regulatory and other legal requirements; and ability to manage business partners and other alliances, including potential return of product licenses and termination of these and other existing contractual relationships with the Company.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less from date of purchase to be cash equivalents. Cash equivalents consist primarily of amounts held in short-term money market accounts with highly rated financial institutions.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and contract asset. The Company maintains cash and cash equivalents balances in several accounts with three financial institutions which, from time to time, are in excess of federally insured limits.
One third party individually accounted for all of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022, as well as associated accounts receivable and contract asset balances as of December 31, 2022. Refer to Note 3. “Strategic Agreements” for a detailed discussion of agreements with Botanix SB Inc. and Botanix Pharmaceuticals Limited (“Botanix”) and the termination of the Company’s future payment rights in exchange for a single up-front payment in the three months ended September 30, 2023.
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

	Level 1
	September 30, 2023	December 31, 2022
Assets:
Money market funds	$8,695	$7,680

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
Net Income (Loss) per Share
Basic and diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding. When the effects are not anti-dilutive, diluted earnings per share is computed by dividing the Company’s net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding and the impact of all potentially dilutive common shares.
Net income attributable to common stockholders is determined using the two-class method whereby net income is allocated to common stock and participating securities to the extent that each security may share in earnings as if all the earnings for the period had been distributed. Earnings allocated to participating securities is based on the contractual participation rights of the security to share in those current earnings. Outstanding warrants of 609,935 were determined to be participating securities as the terms of the warrant agreements provide that in the event of a distribution of assets at any time after the issuance of the warrant and prior to exercise or settlement then the warrant holder shall be entitled to participate in such distribution to the same extent that the warrant holder would have participated if the warrant holder had held the number of shares of common stock acquirable upon complete exercise of the warrant.
Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period, including stock options, restricted stock units, and warrants, using the treasury stock method and the two-class method in periods of net income to the extent that participating securities are outstanding. Stock options, restricted stock units, and warrants will have a dilutive effect only when the average market price of the Company’s common stock during the period exceeds their exercise price. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be issued from the exercise of stock options, the vesting of restricted stock units, or the exercise of warrants. Potentially dilutive common share equivalents are excluded from the diluted earnings per share computation in net loss periods because their effect would be anti-dilutive.

The following table sets forth the potential common shares excluded from the calculation of diluted net income and loss per share because their inclusion would be anti-dilutive:

	Three and Nine Months Ended September 30,
	2023	2022
Outstanding warrants	621,063	621,063
Outstanding options	188,991	222,919
Unvested restricted stock units	97,750	—
Total	907,804	843,982

Leases
The Company determines if an arrangement is a lease at inception. Operating leases with a term greater than one year are recognized on the condensed consolidated balance sheets as right-of-use assets and lease liabilities. The Company does not currently hold any operating or finance leases. The Company has elected the practical expedient not to recognize on the condensed consolidated balance sheets leases with terms of one year or less and not to separate lease components and non-lease components for real estate leases. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the incremental borrowing rate in determining the present value of lease payments. Lease expense is recognized on a straight-line basis over the lease term.
New Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the adoption of recently issued standards has had or will have a material impact on the Company’s condensed consolidated financial statements or disclosures.

NOTE 3. STRATEGIC AGREEMENTS
License and Development Agreement with Voronoi
On August 27, 2021, the Company entered into a License and Development Agreement (the “Voronoi License Agreement”) with Voronoi Inc. (“Voronoi”), pursuant to which the Company acquired exclusive, worldwide rights to research, develop, and commercialize FRTX-02 and other next-generation kinase inhibitors.
With respect to FRTX-02, the Voronoi License Agreement provides that the Company will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, the Company will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that the Company will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of the Company’s common stock. Under the terms of the Voronoi License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2023 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
The Voronoi License Agreement also provides that upon termination of the Voronoi License Agreement, Voronoi will be entitled to receive a non-exclusive license to any information and know-how independently developed by the Company for FRTX-02 and other licensed assets in consideration for payment(s) at an arms’-length royalty rate on net sales that must be negotiated between the parties.
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
The Carna License Agreement provides that the Company will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that the Company will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, the Company is responsible for, and bears the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2023 and through the date of this Quarterly Report, the Company has not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
Agreements with Botanix
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), the Company and Brickell Subsidiary entered into an asset purchase agreement with Botanix (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by the Company or Brickell Subsidiary (the “Assets”). Prior to the sale of the Assets, the Company had previously entered into a License Agreement with Bodor Laboratories, Inc. (“Bodor”), dated December 15, 2012 (last amended in February 2020) that provided the Company with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix became responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced the Company as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to the Company under the Amended and Restated License Agreement, the Company also had previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which the Company granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, the Company was entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market ECCLOCK for the treatment of primary axillary hyperhidrosis, and as a result, the Company began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced the Company as the exclusive sub-licensor to Kaken. During the three and nine months ended September 30, 2022, prior to entering into the Asset Purchase Agreement, the Company recognized royalty revenue under the Kaken Agreement of $0 and $0.1 million, respectively.
The Company determined that the development of and ultimate sale and assignment of rights to the Assets is an output of the Company’s ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
On July 21, 2023, the Company and Brickell Subsidiary entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”) with Botanix. The Asset Purchase Agreement Amendment provided that, in lieu of any remaining amounts potentially payable by Botanix to the Company pursuant to the Asset Purchase Agreement (collectively, the “Post-Closing Payment Obligations”), Botanix would pay $6.6 million to the Company and $1.7 million on behalf of the Company to Bodor. The payments from Botanix to the Company and Bodor were made on July 26, 2023. The Asset Purchase Agreement Amendment also provided that upon payment of the amounts by Botanix thereunder, all Post-Closing Payment Obligations under the Asset Purchase Agreement were terminated and of no further force or effect.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, the Company (i) received an upfront payment at closing in the amount of $3.0 million, (ii) was reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the U.S. Food and Drug Administration (“FDA”) in December 2022 of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (iv) would have been eligible to receive, prior to the Asset Purchase Agreement Amendment, a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, had been received on or before September 30, 2023, or $2.5 million if such marketing approval had been received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted for filing by the FDA in December 2022. Under the Asset Purchase Agreement, the Company also would have been eligible to receive, prior to the Asset Purchase Agreement Amendment, additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, the Company would have been eligible to receive, prior to the Asset Purchase Agreement Amendment, tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provided that Botanix would pay the Company a portion of the sales-based milestone payments and royalties that Botanix received from Kaken under the assigned Kaken Agreement (together, the “Sublicense Income”). Sublicense Income represented the Company’s estimate of payments that would be earned by the Company in the applicable period from sales-based milestone payments and royalties Botanix would receive from Kaken to the extent it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. Royalties vary based on net sales that are impacted by a wide variety of market and other factors and, as such, the Company utilized the expected value approach, which the Company believed would best predict the amount of consideration to which it would be entitled. In relation to the sales-based milestone payments that Botanix could receive from Kaken in the future, the Company utilized the most likely amount method and determined it was not yet probable that the Company would receive any payments from Botanix in relation to such milestone payments. Therefore, the Company determined that such milestone payments were fully constrained up through the date of the Asset Purchase Agreement Amendment, and, as such, did not recognize such amounts as contract revenue. With respect to the recognition of contract revenue for the Sublicense Income based on future royalties that would be due to Botanix from Kaken, certain amounts were not yet due from Botanix. Therefore, the Company recorded a contract asset equal to the amount of revenue recognized related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income. As a result of entering into the Asset Purchase Agreement Amendment the contract asset was fully settled.
All other consideration due under the Asset Purchase Agreement was contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or was based upon future sales that the Company determined were not yet probable due to such revenues being highly susceptible to factors outside of the Company’s influence and uncertainty about the amount of such consideration that would not be resolved for an extended period of time. Therefore, the Company determined that such variable consideration amounts were fully constrained up through the date of the Asset Purchase Agreement Amendment, and as such, did not recognize such amounts as contract revenue.
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
Contract Revenue and Asset under the Botanix Agreements
The Company recognized the following as contract revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Buyout of Post-Closing Payment Obligations	$7,944	$—	$7,944	$—
Sublicense Income	—	114	53	447
Consulting services provided under the TSA	—	372	9	730
Upfront consideration	—	—	—	3,000
Reimbursed development expenditures under the Asset Purchase Agreement	—	—	—	624
Total contract revenue	$7,944	$486	$8,006	$4,801
The following table presents changes in the value of the Company’s contract asset related to Sublicense Income for the following periods (in thousands):

Contract asset as of January 1, 2023	$318
Amounts received	(318)
Contract asset as of September 30, 2023	$—

Contract asset as of January 1, 2022	$—
Sublicense Income recognized	447
Amounts received or receivable	(61)
Contract asset as of September 30, 2022	$386
Contract asset, included in prepaid expenses and other current assets	$309
Contract asset, net of current portion	$77
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date (May 3, 2022), the Company, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that the Company and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement included a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, as subsequently amended on November 10, 2022, the Company agreed to pay Bodor (i) 20% of the amount of each payment due to the Company from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to the Company from Botanix after deductions, credits or offsets applied under the Asset Purchase Agreement.
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
In connection with the Asset Purchase Agreement Amendment, on July 21, 2023, the Company, Brickell Subsidiary, and Bodor entered into a Second Amendment to Rights Agreement (the “RA Amendment”). The RA Amendment provides that in exchange for the one-time payment of $1.7 million by Botanix on behalf of the Company to Bodor, the Company shall have no further payment obligations to Bodor under or in connection with the Rights Agreement or the Amended and Restated License Agreement.
During the three and nine months ended September 30, 2023, the Company incurred $1.7 million of general and administrative expense associated with payments due to Bodor. During the three and nine months ended September 30, 2022, $0 and $0.5 million, respectively, of general and administrative expense was associated with achieved milestones or payments due to Bodor related to sofpironium bromide gel, 15%. Prior to the execution of the Rights Agreement, the Company paid Bodor immaterial amounts with respect to the royalties the Company received from Kaken for sales of ECCLOCK in Japan during those periods.

NOTE 4. DETAILED ACCOUNT BALANCES
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid insurance	$688	$521
Contract asset	—	254
Prepaid research and development expenses	—	254
Accounts receivable	—	250
Other	305	124
Total	$993	$1,403

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued severance	$1,126	$—
Accrued compensation	373	1,320
Accrued professional fees	—	705
Accrued research and development expenses	—	432
Total	$1,499	$2,457

NOTE 5. COMMITMENTS AND CONTINGENCIES
Operating Lease
In August 2016, the Company entered into a multi-year, noncancelable lease for its Colorado-based office space, which was amended on December 29, 2022 to, among other things, extend the lease term to December 31, 2025, eliminate options previously available to the Company to extend the lease, and provide that the Company may terminate the lease effective June 30, 2023 if notice is provided by April 30, 2023 (as amended, the “Boulder Lease”). Minimum base lease payments under the Boulder Lease were recognized on a straight-line basis over the term of the lease. In addition to base rental payments included in the contractual obligations table below, the Company was responsible for its pro rata share of the operating expenses for the building, which included common area maintenance, utilities, property taxes, and insurance.
Upon modification of the Boulder Lease in December 2022, the Company reassessed classification of the lease and determined that the lease still met the criteria to be classified as an operating lease. Furthermore, the Company remeasured the lease liability as of the effective date by calculating the present value of the new lease payments, discounted at the Company’s incremental borrowing rate, over the lease term of six months. The lease term included periods covered by an option to terminate the lease that the Company was reasonably certain to exercise. The operating expenses were variable and were not included in the present value determination of the lease liability.
On May 4, 2023, the Company entered into an amendment to the Boulder Lease, which terminated the Boulder Lease, effective August 31, 2023, and provided for the payment of a termination fee by the Company of approximately $5 thousand in May 2023. Upon modification of the Boulder Lease, the Company reassessed classification of the lease and determined that the lease still met the criteria to be classified as an operating lease. Furthermore, the Company remeasured the lease liability as of the effective date by calculating the present value of the new lease payments, discounted at the Company’s incremental borrowing rate, over the remaining lease term of four months. The operating expenses were variable and were not included in the present value determination of the lease liability.
As of September 30, 2023, the Company had no contractual obligations related to operating lease commitments.
Licensing and Other Agreements
Refer to Note 3. “Strategic Agreements” for more information about the Company’s obligations under its licensing and other agreements.

NOTE 6. CAPITAL STOCK
Common Stock
Under the Company’s Restated Certificate of Incorporation, the Company’s Board has the authority to issue up to 300,000,000 shares of common stock with a par value of $0.01 per share. Each share of the Company’s common stock is entitled to one vote, and the holders of the Company’s common stock are entitled to receive dividends when and as declared or paid by its Board. The Company had reserved authorized shares of common stock for future issuance as of September 30, 2023 as follows:

September 30, 2023
Common stock warrants	621,063
Common stock options outstanding	188,991
Unvested restricted stock units	97,750
Shares available for grant under the Employee Stock Purchase Plan	42,728
Shares available for grant under the 2020 Omnibus Long-Term Incentive Plan	35,418
Total	985,950
The Company may be limited in its ability to sell a certain number of shares of its common stock under the Purchase Agreement or ATM Agreements described below, depending on the availability at any given time of authorized and available shares of common stock.
Public Offerings of Common Stock and Warrants
In October 2020, the Company completed a sale of 422,300 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of its common stock and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of its common stock (the “October 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of the Company’s common stock was sold together with a common warrant to purchase one share of the Company’s common stock. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The common warrants are exercisable at a price of $32.40 per share of the Company’s common stock and will expire five years from the date of issuance. The common warrants provide the warrant holder with the right to participate in distributions on a 1-for-1 basis with common shareholders. The pre-funded warrants were exercised in October 2020. No warrants associated with the October 2020 Offering were exercised during the three and nine months ended September 30, 2023 or 2022.
In June 2020, the Company completed a sale of 328,669 shares of its common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of its common stock and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of its common stock (the “June 2020 Offering”). Each share of common stock and pre-funded warrant to purchase one share of common stock was sold together with a common warrant to purchase one share of common stock. The shares of common stock and pre-funded warrants, and the accompanying common warrants, were issued separately and were immediately separable upon issuance. The pre-funded warrants were exercised in the third quarter of 2020. The common warrants were immediately exercisable at a price of $56.25 per share of common stock and will expire five years from the date of issuance. The common warrants provide the warrant holder with the right to participate in distributions on a 1-for-1 basis with common shareholders. No warrants associated with the June 2020 Offering were exercised during the three and nine months ended September 30, 2023 or 2022.
At Market Issuance Sales Agreements
In March 2021, the Company entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as the Company’s sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, the Company may sell from time to time through the Agents shares of its common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of the shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by the Company and the Agents. Under the terms of the 2021 ATM Agreement, the Company may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between the Company and such Agent. During the nine months ended September 30, 2023, the Company sold 2,887,535 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $2.34 per share, for aggregate net proceeds of $6.6 million, after giving effect to a 3% commission to the Agents. During the three months ended September 30, 2023, no sales of common stock under the 2021 ATM Agreement occurred. During the three and nine months ended September 30, 2022, the Company sold 322,824 and 354,381 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.52 and $3.70 per share, for aggregate net proceeds of $1.1 million and $1.3 million, respectively, after giving effect to a 3% commission to the Agents. As of September 30, 2023, approximately $38.0 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2021 ATM Agreement.
In April 2020, the Company entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as the Company’s sales agent. Pursuant to the terms of the 2020 ATM Agreement, the Company may sell from time to time through Oppenheimer shares of its common stock having an aggregate offering price of up to $8.0 million. As of September 30, 2023, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold by the Company under the 2020 ATM Agreement. However, the shares that may be sold pursuant to the 2020 ATM Agreement are not currently registered under the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2023 and 2022, no sales of common stock under the 2020 ATM Agreement occurred.
The Company is subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules currently limit future issuances of shares by the Company under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and the Company sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The Warrants provide the warrant holder with the right to participate in distributions on a 1-for-1 basis with common shareholders. No Warrants associated with the Securities Purchase Agreement were exercised during the three and nine months ended September 30, 2023 or 2022.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by the Company, the Company may direct Lincoln Park to purchase up to 2,222 shares of common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, the Company may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of common stock. During the three and nine months ended September 30, 2023 and 2022, no sales of common stock under the Purchase Agreement occurred. As of September 30, 2023, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold by the Company under the Purchase Agreement.
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

On May 25, 2022, the Company issued and sold one share of the Company’s preferred stock, which was designated as Series A Preferred Stock (the “Series A Preferred Stock”), for a nominal amount. During the time the Series A Preferred Stock was outstanding, it had 80,000,000 votes exclusively with respect to any proposal to amend the Company’s Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The terms of the Series A Preferred Stock provided that it would be voted, without action by the holder, on any such proposal in the same proportion as shares of the Company’s common stock were voted. The Series A Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware. The Series A Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company and had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series A Preferred Stock was not entitled to receive dividends of any kind. The Series A Preferred Stock was redeemed in whole on July 5, 2022 upon the effectiveness of the amendment to the Restated Certificate of Incorporation implementing the reverse stock split. As of September 30, 2023, there were no shares of preferred stock outstanding.

NOTE 7. STOCK-BASED COMPENSATION
Equity Incentive Plans
On April 20, 2020, the Company’s stockholders approved the 2020 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”), which replaced, with respect to new award grants, the Company’s 2009 Equity Incentive Plan, as amended and restated (the “2009 Plan”), and the Vical Equity Incentive Plan (the “Vical Plan”) (collectively, the “Prior Plans”) that were previously in effect. Following the approval of the Omnibus Plan on April 20, 2020, no further awards were available to be issued under the Prior Plans but awards outstanding under those plans as of that date remain outstanding in accordance with their terms. As of September 30, 2023, 24,769 and 1,668 shares were subject to outstanding awards under the 2009 Plan and Vical Plan, respectively.
On May 17, 2022, the Company’s stockholders approved an increase in the number of shares of common stock authorized for issuance under the Omnibus Plan by 119,377 shares. As of September 30, 2023, 323,364 shares were authorized, and 260,304 shares were subject to outstanding awards under the Omnibus Plan. As of September 30, 2023, 35,418 shares remained available for grant under the Omnibus Plan.
Employee Stock Purchase Plan
On April 19, 2021, the Company’s stockholders approved the Fresh Tracks Therapeutics, Inc. Employee Stock Purchase Plan (the “ESPP”), which had a first eligible purchase period commencing on July 1, 2021. The ESPP allows qualified employees to purchase shares of the Company’s common stock at a price per share equal to 85% of the lower of: (i) the closing price of the Company’s common stock on the first trading day of the applicable purchase period or (ii) the closing price of the Company’s common stock on the last trading day of the applicable purchase period. New six-month purchase periods begin each January 1 and July 1. As of September 30, 2023, the Company had 42,728 shares available for issuance and 15,049 cumulative shares had been issued under the ESPP.

Stock-Based Compensation Expense
Total stock-based compensation expense reported in the condensed consolidated statements of operations was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$273	$104	$468	$320
General and administrative	590	435	1,184	1,346
Total stock-based compensation expense	$863	$539	$1,652	$1,666

Employment agreements for certain of the Company’s former executives included a service condition such that upon termination without cause, all unvested equity awards would accelerate and become fully vested as of the termination date. During the three months ended September 30, 2023, the Company terminated or approved the termination of three executives, which resulted in the recognition of $0.7 million of share-based compensation expense. Total remaining share-based compensation expense to be recognized associated with the three executives as of September 30, 2023 is immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
On September 19, 2023, we announced the Plan of Dissolution and our intent to discontinue all clinical and preclinical development programs and reduce our workforce. Historically, we were a clinical-stage pharmaceutical company striving to transform patient lives through the development of innovative and differentiated prescription therapeutics. Our pipeline aimed to disrupt existing treatment paradigms and featured several new chemical entities that inhibit novel targets with first-in-class potential for autoimmune, inflammatory, and other debilitating diseases.
Our board of directors (“Board”) and executive management team conducted a comprehensive process to explore and evaluate strategic alternatives with the goal of maximizing stockholder value. Potential alternatives that were under evaluation included, but were not limited to, a financing, a merger or reverse merger, the sale of all or part of the Company, licensing of assets, a business combination, and/or other strategic transactions or series of related transactions involving the Company.
On September 18, 2023, after conducting an extensive, months-long potential strategic alternatives process, including four unsuccessful attempts to find a merger or reverse merger partner due to the potential acquirer’s inability to secure its own necessary financing and/or inability to offer adequate value to consummate the transaction, and combined with the unsuccessful outreach to approximately 125 other possible counterparties and investors who operate or invest in both life sciences and other industry sectors, our Board unanimously approved the Dissolution and the Plan of Dissolution, subject to the approval of our stockholders. In connection with the Plan of Dissolution, effective October 2, 2023, we discontinued all clinical and preclinical development programs and terminated most of our employees, except for certain employees, consultants, and advisors who will supervise or facilitate the dissolution and wind down of the Company, if approved by our stockholders.
We plan to hold a special meeting of stockholders on November 16, 2023 (the “Special Meeting”) to seek stockholder approval of the Dissolution and the Plan of Dissolution and have filed proxy materials relating to the Special Meeting with the SEC. In connection with the Dissolution, subject to stockholder approval, we intend to distribute all remaining cash to stockholders over time.

Research and Development Assets
The following image summarizes our current research and development assets, corresponding stage of development, and potential therapeutic areas for each program:

FRTX-02: A Potential First-in-Class Oral DYRK1A Inhibitor for the Treatment of Autoimmune and Inflammatory Diseases
FRTX-02 is a novel, potent, highly selective, and orally bioavailable potential first-in-class, small molecule DYRK1A inhibitor that aims to restore immune balance in patients whose immune systems have become dysregulated. FRTX-02 was our lead development-stage program and has demonstrated promising results in various preclinical and clinical models, including potentially for atopic dermatitis (“AD”) and rheumatoid arthritis.
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
FRTX-10: A covalent Stimulator of Interferon Genes (STING) inhibitor for the Potential Treatment of Autoimmune, Inflammatory, and Rare Genetic Diseases
FRTX-10, our early-stage Stimulator of Interferon Genes (“STING”) inhibitor candidate, is a novel, potent, and orally bioavailable covalent STING inhibitor that specifically targets the palmitoylation site of STING. STING is a well-known mediator of innate immune responses. Excessive signaling through STING is linked to numerous high unmet-need diseases, ranging from autoimmune disorders, such as systemic lupus erythematosus, to interferonopathies, which are a set of rare genetic conditions characterized by interferon overproduction and could have orphan drug potential.
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
With respect to FRTX-02, the Voronoi License Agreement provides that we will make payments to Voronoi of up to $211.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. With respect to the compounds arising from the next-generation kinase inhibitor platform, we will make payments to Voronoi of up to $107.5 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Voronoi License Agreement provides that we will pay Voronoi tiered royalty payments ranging from low-single digits up to 10% of net sales of products arising from the DYRK1A inhibitor programs and next-generation kinase inhibitor platform. All of the contingent payments and royalties are payable in cash in U.S. Dollars, except for $1.0 million of the development and regulatory milestone payments, which amount is payable in equivalent shares of our common stock. Under the terms of the Voronoi License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2023 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Voronoi License Agreement.
The Voronoi License Agreement also provides that upon termination of the Voronoi License Agreement, Voronoi will be entitled to receive a non-exclusive license to any information and know-how independently developed by the Company for FRTX-02 and other licensed assets in consideration for payment(s) at an arms’-length royalty rate on net sales that must be negotiated between the parties.
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

The Carna License Agreement provides that we will make success-based payments to Carna of up to $258.0 million in the aggregate contingent upon achievement of specified development, regulatory, and commercial milestones. Further, the Carna License Agreement provides that we will pay Carna tiered royalty payments ranging from mid-single digits up to 10% of net sales. All of the contingent payments and royalties are payable in cash in U.S. Dollars. Under the terms of the Carna License Agreement, we are responsible for, and bear the future costs of, all development and commercialization activities, including patenting, related to all the licensed compounds. As of September 30, 2023 and through the date of this Quarterly Report, we have not yet made any payments or recorded any liabilities related to the specified development, regulatory, and commercial milestones or royalties on net sales pursuant to the Carna License Agreement.
Agreements with Botanix
Asset Purchase Agreement with Botanix
On May 3, 2022 (the “Effective Date”), we and Brickell Subsidiary entered into an asset purchase agreement with Botanix SB, Inc. and Botanix Pharmaceuticals Limited (“Botanix”) (the “Asset Purchase Agreement”), pursuant to which Botanix acquired and assumed control of all rights, title, and interests to assets primarily related to the proprietary compound sofpironium bromide that were owned and/or licensed by us or Brickell Subsidiary (the “Assets”). Prior to the sale of the Assets, we had previously entered into a License Agreement with Bodor Laboratories, Inc. (“Bodor”), dated December 15, 2012 (last amended in February 2020) that provided us with a worldwide exclusive license to develop, manufacture, market, sell, and sublicense products containing sofpironium bromide through which the Assets were developed (the “Amended and Restated License Agreement”). As a result of the Asset Purchase Agreement, Botanix became responsible for all further research, development, and commercialization of sofpironium bromide globally and replaced us as the exclusive licensee under the Amended and Restated License Agreement.
In accordance with the sublicense rights provided to us under the Amended and Restated License Agreement, we also had previously entered into a License, Development, and Commercialization Agreement with Kaken Pharmaceutical Co., Ltd. (“Kaken”), dated as of March 31, 2015 (as amended in May 2018, the “Kaken Agreement”), under which we granted to Kaken an exclusive right to develop, manufacture, and commercialize the sofpironium bromide compound in Japan and certain other Asian countries (the “Territory”). In exchange for the sublicense, we were entitled to receive aggregate payments of up to $10.0 million upon the achievement of specified development milestones, which were earned and received in 2017 and 2018, and up to $19.0 million upon the achievement of sales-based milestones, as well as tiered royalties based on a percentage of net sales of licensed products in the Territory. In September 2020, Kaken received regulatory approval in Japan to manufacture and market sofpironium bromide gel, 5% (“ECCLOCK®”) for the treatment of primary axillary hyperhidrosis, and as a result, we began recognizing royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Pursuant to the Asset Purchase Agreement, the Kaken Agreement was assigned to Botanix, which replaced us as the exclusive sub-licensor to Kaken. During the three and nine months ended September 30, 2022, prior to entering into the Asset Purchase Agreement, we recognized royalty revenue under the Kaken Agreement of $0 and $0.1 million, respectively.
We determined that the development of and ultimate sale and assignment of rights to the Assets is an output of our ordinary activities and Botanix is a customer as it relates to the sale of the Assets and related activities.
On July 21, 2023, we and Brickell Subsidiary entered into Amendment No. 1 to the Asset Purchase Agreement (the “Asset Purchase Agreement Amendment”) with Botanix. The Asset Purchase Agreement Amendment provided that, in lieu of any remaining amounts potentially payable by Botanix to us pursuant to the Asset Purchase Agreement (collectively, the “Post-Closing Payment Obligations”), Botanix would pay $6.6 million to us and $1.7 million on behalf of us to Bodor. The payments from Botanix to the Company and Bodor were made on July 26, 2023. The Asset Purchase Agreement Amendment also provided that upon payment of the amounts by Botanix thereunder, all Post-Closing Payment Obligations under the Asset Purchase Agreement were terminated and of no further force or effect.
In accordance with the terms of the Asset Purchase Agreement, in exchange for the Assets, we (i) received an upfront payment at closing in the amount of $3.0 million, (ii) were reimbursed for certain recent development expenditures in advancement of the Assets, (iii) received a milestone payment of $2.0 million upon the acceptance by the U.S. Food and Drug Administration (“FDA”) in December 2022 of the filing of a new drug application (“NDA”) for sofpironium bromide gel, 15%, and (iv) would have been eligible to receive, prior to the Asset Purchase Agreement Amendment, a contingent milestone payment of $4.0 million if marketing approval in the U.S. for sofpironium bromide gel, 15%, had been received on or before September 30, 2023, or $2.5 million if such marketing approval had been received after September 30, 2023 but on or before February 17, 2024. Botanix submitted an NDA for sofpironium bromide gel, 15%, to the FDA in September 2022, which was accepted for filing by the FDA in December 2022. Under the Asset Purchase Agreement, we also would have been eligible to receive, prior to the Asset Purchase Agreement Amendment, additional success-based regulatory and sales milestone payments of up to $168.0 million. Further, we would have been eligible to receive, prior to the Asset Purchase Agreement Amendment, tiered earnout payments ranging from high-single digits to mid-teen digits on net sales of sofpironium bromide gel (the “Earnout Payments”).
The Asset Purchase Agreement also provided that Botanix would pay us a portion of the sales-based milestone payments and royalties that Botanix received from Kaken under the assigned Kaken Agreement (together, the “Sublicense Income”). Sublicense Income represented our estimate of payments that would be earned by us in the applicable period from sales-based milestone payments and royalties Botanix would receive from Kaken to the extent it was probable that a significant reversal in the amount of cumulative revenue recognized would not occur. Royalties vary based on net sales that are impacted by a wide variety of market and other factors. We recorded a contract asset equal to the amount of revenue recognized related to the Sublicense Income, less the amount of payments received from or due by Botanix in relation to the Sublicense Income.
All other consideration due under the Asset Purchase Agreement was contingent upon certain regulatory approvals and future sales subsequent to such regulatory approvals, or was based upon future sales that we determined were not yet probable due to such revenues being highly susceptible to factors outside of our influence and uncertainty about the amount of such consideration that would not be resolved for an extended period of time. Therefore, we determined that such variable consideration amounts were fully constrained up through the date of the Asset Purchase Agreement Amendment, and, as such, did not recognize such amounts as contract revenue.
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

Contract Revenue under the Botanix Agreements
The Company recognized the following as contract revenue (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Buyout of Post-Closing Payment Obligations	$7,944	$—	$7,944	$—
Sublicense Income	—	114	53	447
Consulting services provided under the TSA	—	372	9	730
Upfront consideration	—	—	—	3,000
Reimbursed development expenditures under the Asset Purchase Agreement	—	—	—	624
Total contract revenue	$7,944	$486	$8,006	$4,801
Agreements with Bodor
In connection with the sale of the Assets, on the Effective Date, we, Brickell Subsidiary, and Bodor entered into an agreement (the “Rights Agreement”) to clarify that we and Brickell Subsidiary have the power and authority under the Amended and Restated License Agreement to enter into the Asset Purchase Agreement and the TSA, and that Botanix would assume the Amended and Restated License Agreement pursuant to the Asset Purchase Agreement. The Rights Agreement included a general release of claims and no admission of liability between the parties. Pursuant to such Rights Agreement, as subsequently amended on November 10, 2022, we agreed to pay Bodor (i) 20% of the amount of each payment due to us from Botanix for upfront and milestone payments, subject to deductions, credits, or offsets applied under the Asset Purchase Agreement, as well as (ii) certain tiered payments, set as a percentage ranging from mid-single digits to mid-teen digits, of the amount of each of the applicable Earnout Payments due to us from Botanix after deductions, credits, or offsets applied under the Asset Purchase Agreement.
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
In connection with the Asset Purchase Agreement Amendment, on July 21, 2023, we, Brickell Subsidiary, and Bodor entered into a Second Amendment to Rights Agreement (the “RA Amendment”). The RA Amendment provides that in exchange for the one-time payment of $1.7 million by Botanix on behalf of us to Bodor, we shall have no further payment obligations to Bodor under or in connection with the Rights Agreement or the Amended and Restated License Agreement. Except as explicitly amended by the RA Amendment, the Rights Agreement remains in full force and effect.
During the three and nine months ended September 30, 2023, we incurred $1.7 million of general and administrative expense associated with payments due to Bodor. During the three and nine months ended September 30, 2022, $0 and $0.5 million, respectively, of general and administrative expense was associated with achieved milestones or payments due to Bodor related to sofpironium bromide gel, 15%. Prior to the execution of the Rights Agreement, we paid Bodor immaterial amounts with respect to the royalties we received from Kaken for sales of ECCLOCK in Japan during those periods.
Nasdaq Delisting Matter
On October 10, 2023, we received a notice (the “Delisting Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the Staff, pursuant to Nasdaq Listing Rule Series 5100, had determined to apply more stringent criteria and delist our common stock. Accordingly, if we had not timely requested on or before October 17, 2023 an appeal through a hearing before a Nasdaq Hearings Panel (the “Panel”), our common stock would have been scheduled for delisting and suspended at the opening of business on October 19, 2023. The Company requested an appeal and our hearing before the Panel is scheduled for December 21, 2023. The suspension and delisting action is currently stayed by Nasdaq Staff pending the Panel’s decision.
The Delisting Notice stated in part as follows, “In a Form 8-K dated September 19, 2023, the Company announced that the board of directors approved a plan of liquidation and dissolution (the “Plan of Liquidation”), subject to the approval of stockholders. In connection with the Plan of Liquidation, effective October 2, 2023, the Company discontinued all clinical and preclinical development programs and terminated most of its employees, except for certain employees, consultants, and advisors who will supervise or facilitate the dissolution and wind down of the Company. In view of the foregoing, Staff believes that the Company no longer has an operating business, and as a result, has determined that the Company is a public shell.”
As previously disclosed in a Current Report on Form 8-K filed on April 27, 2023 with the SEC, we received a notice from Nasdaq on April 24, 2023, informing us that because the closing bid price for our common stock listed on Nasdaq was below $1.00 per share for 30 consecutive business days, we did not comply with the minimum closing bid price requirement for continued listing on Nasdaq under Nasdaq Listing Rule 5550(a)(2) (the “Rule”). We initially had a period of 180 calendar days, or until October 23, 2023, to regain compliance with the Rule. However, because our common stock did not meet the minimum bid requirement for continued listing, and we did not inform Nasdaq of our intent to effect a reverse stock split in order to regain compliance with this minimum price requirement by Nasdaq to stay listed, Nasdaq determined as of the date of the Delisting Notice that we could not regain compliance with the Rule prior to October 23, 2023, and additionally determined to delist the Company pursuant to Nasdaq Listing Rules 5101 and 5110(b). Our hearing request also resulted in a stay of the suspension and delisting action relating to this determination.
In a Current Report on Form 8-K filed on September 19, 2023, we further disclosed that, in connection with the Plan of Dissolution, each of the then-current members of the Company’s Board, Reginald L. Hardy, Gary A. Lyons, and Vijay B. Samant, would resign from the Board, effective October 2, 2023, and Mr. Marchio, an officer of the Company, would be appointed as the sole director, and new Chief Executive Officer, of the Company on such date. As a result, the Staff determined that we no longer comply with Nasdaq’s majority independent board, independent audit committee and independent compensation committee requirements under Nasdaq Listing Rules 5605(b)(1), 5605(c)(2), and 5605(d)(2), respectively, and that these serve as separate and additional bases for delisting. Our hearing request also resulted in a stay of the suspension and delisting action relating to this determination.
Significant Financing Arrangements
This section sets forth our recent and ongoing financing arrangements, all of which involve our common stock.

Public Offerings of Common Stock and Warrants
In October 2020, we completed the sale of 422,300 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 40,663 shares of our common stock and accompanying common stock warrants to purchase up to an aggregate of 462,979 shares of our common stock (the “October 2020 Offering”). The October 2020 Offering resulted in net proceeds of approximately $13.7 million to us after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.3 million and excluding the proceeds from the exercise of the warrants. The common warrants provide the warrant holder with the right to participate in distributions on a 1-for-1 basis with common shareholders. No warrants associated with the October 2020 Offering were exercised during the three and nine months ended September 30, 2023 or 2022.
In June 2020, we completed the sale of 328,669 shares of our common stock, and, to certain investors, pre-funded warrants to purchase 60,220 shares of our common stock and accompanying common stock warrants to purchase up to an aggregate of 388,920 shares of our common stock (the “June 2020 Offering”). The June 2020 Offering resulted in approximately $18.7 million of net proceeds after deducting underwriting commissions and discounts and other offering expenses payable by us of $1.4 million and excluding the proceeds from the exercise of the warrants. The common warrants provide the warrant holder with the right to participate in distributions on a 1-for-1 basis with common shareholders. No warrants associated with the June 2020 Offering were exercised during the three and nine months ended September 30, 2023 or 2022.
For additional information regarding the offerings described above, see Note 6. “Capital Stock” of the notes to our condensed consolidated financial statements included in this Quarterly Report.
At Market Issuance Sales Agreements
In March 2021, we entered into an At Market Issuance Sales Agreement (the “2021 ATM Agreement”) with Oppenheimer & Co. Inc. (“Oppenheimer”) and William Blair & Company, L.L.C. as our sales agents (the “Agents”). Pursuant to the terms of the 2021 ATM Agreement, we may sell from time to time through the Agents shares of our common stock having an aggregate offering price of up to $50.0 million. Such shares are issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-254037). Sales of shares are made by means of ordinary brokers’ transactions on The Nasdaq Capital Market at market prices or as otherwise agreed by us and the Agents. Under the terms of the 2021 ATM Agreement, we may also sell the shares from time to time to an Agent as principal for its own account at a price to be agreed upon at the time of sale. Any sale of the shares to an Agent as principal would be pursuant to the terms of a separate placement notice between us and such Agent. During the nine months ended September 30, 2023, we sold 2,887,535 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $2.34 per share, for aggregate net proceeds of $6.6 million, after giving effect to a 3% commission to the Agents. During the three months ended September 30, 2023, no sales of common stock under the 2021 ATM Agreement occurred. During the three and nine months ended September 30, 2022, we sold 322,824 and 354,381 shares of common stock under the 2021 ATM Agreement at a weighted-average price of $3.52 and $3.70 per share, for aggregate net proceeds of $1.1 million and $1.3 million, respectively, after giving effect to a 3% commission to the Agents. As of September 30, 2023, approximately $38.0 million of shares of common stock were remaining, but had not yet been sold under the 2021 ATM Agreement.
In April 2020, we entered into an At Market Issuance Sales Agreement (the “2020 ATM Agreement” and, together with the 2021 ATM Agreement, the “ATM Agreements”) with Oppenheimer as our sales agent. Pursuant to the terms of the 2020 ATM Agreement, we may sell from time to time through Oppenheimer shares of our common stock having an aggregate offering price of up to $8.0 million. As of September 30, 2023, approximately $2.6 million of shares of common stock were remaining, but had not yet been sold under the 2020 ATM Agreement, however, the shares that may be sold pursuant to the 2020 ATM Agreement are not currently registered under the Securities Act of 1933, as amended. During the three and nine months ended September 30, 2023 and 2022, no sales of common stock under the 2020 ATM Agreement occurred.
We are subject to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period. These rules currently limit future issuances of shares by us under the ATM Agreements or other common stock offerings.
Private Placement Offerings
In February 2020, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into (i) a securities purchase agreement (the “Securities Purchase Agreement”); (ii) a purchase agreement (the “Purchase Agreement”); and (iii) a registration rights agreement (the “Registration Rights Agreement”). Pursuant to the Securities Purchase Agreement, Lincoln Park purchased, and we sold, (i) an aggregate of 21,111 shares of common stock (the “Common Shares”); (ii) a warrant to initially purchase an aggregate of up to 13,476 shares of common stock at an exercise price of $0.45 per share (the “Series A Warrant”); and (iii) a warrant to initially purchase an aggregate of up to 34,588 shares of common stock at an exercise price of $52.20 per share (the “Series B Warrant” and, together with the Series A Warrant, the “Warrants”). The aggregate gross purchase price for the Common Shares and the Warrants was $2.0 million. The Warrants provide the warrant holder with the right to participate in distributions on a 1-for-1 basis with common shareholders. No Warrants associated with the Securities Purchase Agreement were exercised during the three and nine months ended September 30, 2023 or 2022.
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
Following the Commencement Date, under the Purchase Agreement, on any business day selected by us, we may direct Lincoln Park to purchase up to 2,222 shares of our common stock on such business day (each, a “Regular Purchase”), provided, however, that (i) the Regular Purchase may be increased to up to 2,777 shares, provided that the closing sale price of the common stock is not below $3.00 on the purchase date; and (ii) the Regular Purchase may be increased to up to 3,333 shares, provided that the closing sale price of the common stock is not below $5.00 on the purchase date. In each case, Lincoln Park’s maximum commitment in any single Regular Purchase may not exceed $1,000,000. The purchase price per share for each such Regular Purchase will be based on prevailing market prices of common stock immediately preceding the time of sale. In addition to Regular Purchases, we may direct Lincoln Park to purchase other amounts as accelerated purchases or as additional accelerated purchases if the closing sale price of the common stock exceeds certain threshold prices as set forth in the Purchase Agreement. In all instances, we may not sell shares of our common stock to Lincoln Park under the Purchase Agreement if it would result in Lincoln Park beneficially owning more than 9.99% of the outstanding shares of our common stock. During the three and nine months ended September 30, 2023 and 2022, no sales of common stock under the Purchase Agreement occurred. As of September 30, 2023, approximately $26.9 million of shares of common stock were remaining, but had not yet been sold under the Purchase Agreement.
On September 9, 2022, a registration statement was declared effective covering the resale of up to 1,750,000 additional shares of our common stock that we have reserved for issuance and sale to Lincoln Park under the Purchase Agreement (Registration Statement No. 333-267254).

We have the right to terminate the Purchase Agreement at any time, at no cost or penalty.
Financial Overview
Our operations to date have been limited to business planning, raising capital, developing and entering into strategic partnerships for our pipeline assets, identifying, in-licensing and out-licensing and/or selling product candidates, conducting clinical trials, and other research and development activities.
To date, we have financed operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license, collaboration, and other agreements. Other than through arrangements as they relate to sales of ECCLOCK in Japan, none of our product candidates has been approved for sale and we have not generated any product sales. Since inception, we have incurred operating losses with the exception of the three months ended September 30, 2023. We recorded a net loss of $4.5 million and $16.6 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $170.9 million. We expect to continue to incur additional expenses and operating losses for the foreseeable future as we implement the Plan of Dissolution.
On September 18, 2023, after conducting an extensive, months-long potential strategic alternatives process, including four unsuccessful attempts to find a merger or reverse merger partner due to the potential acquirer’s inability to secure its own necessary financing and/or inability to offer adequate value to consummate the transaction, and combined with the unsuccessful outreach to approximately 125 other possible counterparties and investors who operate or invest in both life sciences and other industry sectors, our Board unanimously approved the Dissolution and the Plan of Dissolution, subject to the approval of the Company’s stockholders. We plan to hold the Special Meeting on November 16, 2023 to seek stockholder approval of the Dissolution and the Plan of Dissolution and have filed proxy materials relating to the Special Meeting with the SEC.
In connection with the Dissolution, subject to stockholder approval, we intend to distribute all remaining cash to shareholders over time. Additionally, in order to reduce costs, we have discontinued all clinical and preclinical development programs and reduced our workforce, except for certain employees, consultants, and advisors who will supervise or facilitate the dissolution and wind down of the Company, if approved by our stockholders.
Key Components of Operations
Revenue
Revenue generally consists of revenue recognized under our strategic agreements for the development and commercialization of our product candidates. Our strategic agreements generally outline overall development plans and include payments we receive at signing, payments for the achievement of certain milestones, sublicense income, earnout payments on net product sales, and royalties on net product sales. For these activities and payments, we utilize judgment to assess the nature of the performance obligations to determine whether the performance obligations are satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. Prior to entering into the Asset Purchase Agreement, we recognized royalty revenue earned on a percentage of net sales of ECCLOCK in Japan. Beginning in the second quarter of 2022, we began recognizing contract revenue pursuant to the terms of the Asset Purchase Agreement. After entering into the Asset Purchase Agreement Amendment in July 2023 and recognizing $7.9 million in revenue from Botanix on July 27, 2023, we do not expect to generate any further significant revenue from any product candidates that we developed under the Asset Purchase Agreement or Asset Purchase Agreement Amendment.

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
General and Administrative Expenses
General and administrative expenses consist primarily of personnel costs, including wages, benefits, share-based compensation, and severance, related to our executive, sales, marketing, finance, and human resources personnel, as well as professional fees, including legal, accounting, and licensing fees.
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
There were no changes during the nine months ended September 30, 2023 to our critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. For information on our significant accounting policies, please refer to Note 2 of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
Recent Accounting Pronouncements
We believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.
Results of Operations
As described above, in July 2023, we recognized $7.9 million in revenue pursuant to the Asset Purchase Agreement Amendment with Botanix, and we incurred $1.7 million of general and administrative expense associated with payments due to Bodor. Further, in connection with the Plan of Dissolution, effective October 2, 2023, we discontinued all clinical and preclinical development programs and terminated most of our employees, except for certain employees, consultants, and advisors who will supervise or facilitate the dissolution and wind down of the Company, if approved by our stockholders. As a result, we do not expect the discussions of our historical results of operations below to be indicative of our results of operations in the current or future periods.
Comparison of the Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$7,944	$486	$7,458
Research and development expenses	(627)	(3,560)	2,933
General and administrative expenses	(5,320)	(3,002)	(2,318)
Total other income, net	107	58	49
Net income (loss)	$2,104	$(6,018)	$8,122
Revenue
Revenue increased by $7.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Revenue for the three months ended September 30, 2023 primarily consisted of contract revenue of $7.9 million pursuant to the Asset Purchase Agreement Amendment with Botanix, in which we agreed to terminate and relinquish any remaining amounts potentially payable by Botanix to us in the future. Revenue for the three months ended September 30, 2022 primarily consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix.
Research and Development
Research and development expenses decreased by $2.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, driven primarily by decreased expenses of $2.3 million related to our DYRK1A inhibitor program and $0.6 million for personnel and other unallocated expenses. In May 2022, we initiated Part 1 of a two-part Phase 1 clinical trial in Canada for FRTX-02 that was completed in December 2022. Below is a summary of our research and development expenses by period by program:

	Three Months Ended September 30,
	2023	2022	Change

	(in thousands)
Direct program expenses related to
DYRK1A inhibitor program (FRTX-02)	$168	$2,470	$(2,302)
STING inhibitor program (FRTX-10)	2	76	(74)
Personnel and other unallocated expenses	457	1,014	(557)
Total research and development expenses	$627	$3,560	$(2,933)
General and Administrative Expenses
General and administrative expenses increased by $2.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, which was primarily the result of $1.7 million for a licensing fee to Bodor in July 2023 under the Asset Purchase Agreement Amendment and $1.1 million in higher compensation-related expenses, partially offset by $0.5 million in lower legal and compliance fees.

Compensation-related expense was higher in 2023 primarily due to $1.3 million of severance expense in 2023 due to the winding down of our operations, and partially offset by a reduction of compensation and bonuses of $0.2 million.
Comparison of the Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue	$8,006	$4,893	$3,113
Research and development expenses	(3,172)	(11,438)	8,266
General and administrative expenses	(9,542)	(10,396)	854
Other income, net	252	366	(114)
Net loss	$(4,456)	$(16,575)	$12,119

Revenue
Revenue increased by approximately $3.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Revenue for the nine months ended September 30, 2023 primarily consisted of contract revenue of $7.9 million pursuant to the Asset Purchase Agreement Amendment with Botanix, in which we agreed to terminate and relinquish any remaining amounts potentially payable by Botanix to us in the future, and $0.1 million pursuant to the Asset Purchase Agreement and TSA with Botanix. Revenue for the nine months ended September 30, 2022 primarily consisted of contract revenue recognized under the Asset Purchase Agreement and TSA with Botanix of $4.8 million and royalty revenue of $0.1 million. Contract revenue recorded during the nine months ended September 30, 2022 consisted of the following: an upfront payment from Botanix of $3.0 million; fees for consulting services we provided under the TSA with Botanix of $0.7 million; reimbursed development expenditures from Botanix under the Asset Purchase Agreement of $0.6 million; and Sublicense Income under the Asset Purchase Agreement of $0.4 million.
Research and Development Expenses
Research and development expenses decreased by $8.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven primarily by decreased costs of $2.9 million related to the completion in December 2022 of our Phase 1 clinical trial of FRTX-02, $2.1 million related to our Phase 3 pivotal clinical program of sofpironium bromide in 2022 that did not recur, $2.0 million related to acquisition and license costs for our portfolio of STING inhibitor program in 2022 that did not recur, and

$1.3 million in lower personnel and other unallocated expenses. Below is a summary of our research and development expenses by period by program:

	Nine Months Ended September 30,
	2023	2022	Change

	(in thousands)
Direct program expenses related to
Sofpironium bromide	$—	$2,090	$(2,090)
DYRK1A inhibitor program (FRTX-02)	1,257	4,156	(2,899)
STING inhibitor program (FRTX-10)	109	2,114	(2,005)
Personnel and other unallocated expenses	1,806	3,078	(1,272)
Total research and development expenses	$3,172	$11,438	$(8,266)
General and Administrative Expenses
General and administrative expenses decreased by $0.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease of $0.9 million was primarily related to $2.1 million in lower legal and compliance fees and $0.5 million in lower insurance and other fees, partially offset by an increase of $1.1 million in licensing fees to Bodor and $0.6 million in compensation-related expenses. Compensation-related expense was higher in 2023 primarily due to $1.3 million of severance expense in 2023 due to the winding down of our operations, and partially offset by a reduction of compensation and bonuses of $0.8 million.
Total Other Income, Net
Total other income, net decreased by $0.1 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Total other income, net in the 2023 period primarily consisted of interest income on our investment balances and in the 2022 period primarily consisted of a gain from the extinguishment of liabilities assumed by Botanix related to development costs during the nine months ended September 30, 2022 prior to the Effective Date of the Asset Purchase Agreement.
Liquidity and Capital Resources
We have incurred significant operating losses and have an accumulated deficit as a result of in-licensing and development of our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. For the nine months ended September 30, 2023 and 2022, we had a net loss of $4.5 million and $16.6 million, respectively. As of September 30, 2023, we had an accumulated deficit of $170.9 million. As of September 30, 2023, we had cash and cash equivalents of $12.0 million. Since inception, we have financed our operations primarily through funds received from the sale of common stock and warrants, convertible preferred stock, debt and convertible notes, and payments received under license and other strategic agreements. We expect to continue to incur additional losses for the foreseeable future as we implement the Plan of Dissolution.
Our Board and executive management team conducted a comprehensive process to explore and evaluate strategic alternatives with the goal of maximizing stockholder value. Potential alternatives that were under evaluation included, but were not limited to, a financing, a merger or reverse merger, the sale of all or part of the Company, licensing of assets, a business combination, and/or other strategic transactions or series of related transactions involving the Company.

On September 18, 2023, after conducting an extensive, months-long potential strategic alternatives process, including four unsuccessful attempts to find a merger or reverse merger partner due to the potential acquirer’s inability to secure its own necessary financing and/or inability to offer adequate value to consummate the transaction, and combined with the unsuccessful outreach to approximately 125 other possible counterparties and investors who operate or invest in both life sciences and other industry sectors, our Board unanimously approved the Dissolution and the Plan of Dissolution, subject to the approval of the Company’s stockholders. We plan to hold the Special Meeting on November 16, 2023 to seek stockholder approval of the Dissolution and the Plan of Dissolution and have filed proxy materials relating to the Special Meeting with the SEC. In connection with the Dissolution, subject to stockholder approval, we intend to distribute all remaining cash to stockholders over time. Additionally, in order to reduce costs, we have discontinued all clinical and preclinical development programs and reduced our workforce, except for certain employees, consultants, and advisors who will supervise or facilitate the dissolution and wind down of the Company, if approved by our stockholders.
As a result of the Plan of Dissolution, our management has concluded that substantial doubt exists about our ability to continue as a going concern for a period of twelve months from the date of issuance of our accompanying condensed consolidated financial statements, which do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Accordingly, the condensed consolidated financial statements have been prepared on a basis that assumes that we will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. If our stockholders approve the Dissolution and the Plan of Dissolution and the likelihood is remote that we would return from liquidation, we would consider liquidation to be imminent and apply liquidation basis of accounting.
Cash Flows
Since inception, we have primarily used our available cash to fund expenditures related to efforts to in-license and develop our product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The following table sets forth a summary of cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022

	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,219)	$(16,757)
Investing activities	—	(47)
Financing activities	6,559	1,170
Total	$3,340	$(15,634)

Operating Activities
Net cash used in operating activities of $3.2 million during the nine months ended September 30, 2023 decreased compared to $16.8 million during the nine months ended September 30, 2022, primarily as a result of a decrease in cash used to support our operating activities, including but not limited to our clinical trials, research and development activities, and general working capital requirements. The $13.5 million decrease was impacted by the net effect of a decrease in net loss of $12.1 million and the net effect of changes in working capital of $1.4 million.

Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2023 increased by $5.4 million compared to the nine months ended September 30, 2022, primarily resulting from increased net proceeds received during the nine months ended September 30, 2023 of $5.4 million from sales of our common stock under the 2021 ATM Agreement.

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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective and were operating at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
Management has determined that there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to the Dissolution
We cannot predict the timing of the distributions, if any, to stockholders.
Our current intention is that, if our stockholders approve the Dissolution and the Plan of Dissolution at our Special Meeting, the Certificate of Dissolution would be filed with the Delaware Secretary of State promptly after such approval; however, the Board would retain the discretion to determine not to proceed with the Dissolution in its sole discretion and, if it does proceed with the Dissolution, would have discretion as to the timing of the filing of the Certificate of Dissolution. No further stockholder approval would be required to effect the Dissolution. However, if the Board determines that the Dissolution is not in our best interest or in the best interest of our stockholders, the Board may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by the Delaware General Corporation Law (the “DGCL”) without the necessity of further stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require further stockholder approval under the DGCL.
As part of the process of delisting from the Nasdaq exchange and dissolving the Company, the Company intends to terminate its relationship with its Transfer Agent while, in parallel, notifying the Nasdaq Hearing Panel of its intent to delist the Company from the Nasdaq exchange. This would have the impact of canceling the delisting hearing scheduled for December 21, 2023 and would likely result in Nasdaq staff delisting the Company shortly thereafter.
If the Company cannot obtain the necessary stockholder votes to proceed with the Plan of Dissolution at the Special Shareholder Meeting, or subsequently if such meeting is adjourned, then the Company plans to petition the Chancery Court of Delaware for a judicial dissolution order.
Under Delaware law, utilizing the procedures of Section 281(b) of the DGCL (which is contemplated by the Plan of Dissolution unless otherwise determined by the Board), before a dissolved corporation may make any distribution to its stockholders, it must: (i) pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation, (ii) make such provision as will be reasonably likely to be sufficient to provide compensation for any claim against it which is the subject of a pending action, suit or proceeding to which it is a party, and (iii) make such provision as will be reasonably likely to be sufficient to provide compensation for claims that have not been made known to the corporation or that have not arisen but that, based on facts known to the corporation, are likely to arise or to become known to the corporation within 10 years after the date it dissolves. Among other things, our potential liabilities that may require provision could include those relating to indemnification obligations, if any, to third parties or to our current and former officers and directors, and to resolve any stockholder or other litigation that may emerge, even though none exists now or is threatened. It might take significant time to resolve these matters, and as a result we are unable to predict the timing, amount, or number of distributions, if any are made, to our stockholders.
We cannot assure you as to the timing, amount, or number of distributions, if any, to be made to our stockholders.
We cannot predict with certainty the timing, amount, or number of distributions, if any, to our stockholders. Any such distributions will not occur until after the Certificate of Dissolution is filed, and we cannot predict the timing, amount, or number of any such distributions, or whether any such distributions will occur, as uncertainties as to the ultimate amount and scope of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions, make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include: the incurrence by the Company of expenses relating to the Dissolution being different than estimated; the receipt of no, or lower than expected, proceeds in the course of our efforts to monetize our remaining assets and intellectual property; unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims that may be threatened against us or our current or former directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the Dissolution or other winding-up process.
In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance, severance payments, payments to service providers and any continuing employees or consultants, taxes, legal, accounting and consulting fees, costs associated with maintaining the listing of our common stock, and/or its delisting, and expenses related to our filing obligations with the SEC and/or others, which will reduce any amounts available for distribution to our stockholders. As a result, we cannot assure you as to any amounts, if any, to be distributed to our stockholders if the Board proceeds with the Dissolution. If our stockholders do not approve the Dissolution and the Plan of Dissolution, we will not be able to proceed with the Dissolution and no liquidating distributions will be made in connection therewith, until and unless the Company is able to get Chancery Court in Delaware to agree to judicially dissolve the Company.
It is the current intent of the Board, assuming approval of the Dissolution, that any cash will first be used to pay our outstanding current liabilities and obligations, and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the Company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors, before such cash, if any remains, will be available for distribution to stockholders.
The Board will determine, in its sole discretion, the timing and number of the distributions of the remaining amounts, if any, to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distributions will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distributions, if any are to be made. Stockholders may receive substantially less than the amount that we currently estimate that they may receive, or they may receive no distribution at all.

If our stockholders do not approve the Dissolution Proposal, we would not be able to continue our business operations.
We discontinued substantially all clinical and preclinical development programs, and reduced our workforce, which includes the termination of most employees, in the second half of 2023, except for certain employees, consultants, and advisors who are supervising or facilitating the dissolution and wind down of the Company, if approved by our stockholders. At our 2022 annual meeting of stockholders, we were unable to obtain stockholder approval for a reverse stock split to increase the trading price of our common stock to regain compliance with Nasdaq Marketplace Rule 5550(a)(2), and there can be no assurance that we will be able to obtain stockholder approval for the Dissolution and the Plan of Dissolution. If our stockholders do not approve the Dissolution and the Plan of Dissolution, the Board will continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities; however, those alternatives are likely limited to seeking voluntary judicial dissolution at a later time with Delaware Chancery court or some other jurisdiction with potentially diminished assets or seeking bankruptcy protection or protection under other insolvency laws. It is unlikely that these alternatives would result in greater stockholder value than the proposed Plan of Dissolution and the Dissolution.
The Board may determine not to proceed with the Dissolution.
Even if the Dissolution and the Plan of Dissolution are approved by our stockholders, the Board may determine in its sole discretion not to proceed with the Dissolution, especially if some other alternative emerges, which we do not expect, that would provide greater value to the stockholders than Dissolution and the Plan of Dissolution. If our Board elects to pursue any alternative to the Plan of Dissolution, our stockholders may not receive any of the funds that might otherwise have been available now or in the future for distribution to our stockholders. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require further stockholder approval under the DGCL.
Our stockholders may be liable to third parties for part or all of the amount received from us in our liquidating distributions if cash reserves are inadequate.
If the Dissolution becomes effective, we are required to establish a cash reserve designed to satisfy any additional claims and obligations that may arise. Any reserve may not be adequate to cover all of our claims and obligations. Under the DGCL, if we fail to create an adequate reserve for payment of our expenses, claims and obligations, each stockholder could be held liable for payment to our creditors for claims brought prior to or after the period ending three years after the effective time of the Certificate of Dissolution (the “Effective Time”) (or such longer period as the Delaware Court of Chancery may direct) (the “Survival Period”) (or, if we choose the Safe Harbor Procedures under DGCL Section 280 and 281(a), for claims brought prior to the expiration of the Survival Period), up to the lesser of (i) such stockholder’s pro rata share of amounts owed to creditors in excess of the reserve and (ii) the amounts previously received by such stockholder in the Dissolution from us and from any liquidating trust or trusts. Accordingly, in such event, a stockholder could be required to return part or all of the distributions previously made to such stockholder, and a stockholder could ultimately receive nothing from us under the Plan of Dissolution. Moreover, if a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a situation in which a stockholder may incur a net tax cost if the repayment of the amount previously distributed does not cause a commensurate reduction in taxes payable in an amount equal to the amount of the taxes paid on amounts previously distributed.
Our stockholders of record will not be able to buy or sell shares of our common stock after we close our stock transfer books at the Effective Time of the Dissolution.
If the Board determines to proceed with the Dissolution, we intend to close our stock transfer books and discontinue recording transfers of our common stock at the Effective Time of the Dissolution. After we close our stock transfer books, we will not record any further transfers of our common stock on our books except at our sole discretion by will, intestate succession, or operation of law. Therefore, shares of our common stock will not be freely transferable after the Effective Time. As a result of the closing of the stock transfer books, all liquidating distributions in the Dissolution will likely be made to the same stockholders of record as the stockholders of record as of the Effective Time.
We plan to initiate steps to exit from certain reporting requirements under the Exchange Act, which may substantially reduce publicly available information about us. If the exit process is protracted, we will continue to bear the expense of being a public reporting company despite having no source of revenue.
Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and director with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder. Compliance with these requirements is costly and time-consuming. We plan to initiate steps to exit from such reporting requirements in order to curtail expenses; however, such process may be protracted and we expect to continue to be required to file Current Reports on Form 8-K to disclose material events, including those related to the Dissolution or to any potential Nasdaq delisting of our common stock, and other reports, including an Annual Report on Form 10-K for the year ending December 31, 2023. Accordingly, we will continue to incur expenses that will reduce any amount available for distribution, including expenses of complying with public company reporting requirements and paying our service providers, among others. If our reporting obligations cease, publicly available information about us will be substantially reduced.
We may be delisted from Nasdaq prior to the Dissolution.
On October 10, 2023, we received a notice (the “Delisting Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that the Staff, pursuant to Nasdaq Listing Rule Series 5100, had determined to apply more stringent criteria and delist our common stock. Accordingly, if we had not timely requested on or before October 17, 2023 an appeal through a hearing before a Nasdaq Hearings Panel (the “Panel”), our common stock would have been scheduled for delisting and suspended at the opening of business on October 19, 2023. Our hearing before the Panel is scheduled for December 21, 2023. The suspension and delisting action is currently stayed by Nasdaq Staff pending the Panel’s decision.
The Delisting Notice indicated that the Staff had determined to delist our common stock based on a number of factors, including its determination that the Company is a public shell, the noncompliance of our common stock with the minimum closing bid requirement, and our noncompliance with Nasdaq’s majority independent board, independent audit committee and independent compensation committee requirements, each of which serve as separate and additional bases for delisting. Our hearing request resulted in a stay of the suspension and delisting action relating to each of these determinations.
There can be no assurance, however, as to when our common stock will be delisted from Nasdaq. If our common stock is delisted from Nasdaq prior to the effective date of the Dissolution, we do not expect that it would be eligible for quotation or listing on another national securities exchange, and therefore trading of our common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Pink, or there may be no opportunity for further trading as well. In such an event, it could become more difficult to dispose of, or obtain accurate price quotations for, our common stock, which could cause the price of our common stock to decline further or delays or inability by stockholders to transact their shares any more.

We may not be able to find a purchaser for our remaining non-cash assets during the Dissolution.
We own several non-cash assets, including but not limited to preclinical and clinical data packages that we generated in developing FRTX-02 and other product candidates. We may try to find a buyer for these assets but there may be no buyers forthcoming or the offers for the assets may not be adequate. As such there may be no opportunity for any additional distribution to stockholders for these retained assets including during the Survival Period or thereafter.
The loss of key personnel could adversely affect our ability to efficiently dissolve, delist, liquidate, and wind down.
We intend to rely on a few individuals in key management roles and as contractor support to dissolve, delist from Nasdaq, liquidate our remaining assets, and wind-down operations, which will continue for at least three years during the Survival Period. Loss of one or more of these key individuals, or inability to contract with essential personnel, could hamper the efficiency or effectiveness of these processes.
Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.
As a result of the Dissolution, for U.S. federal income tax purposes, a stockholder that is a U.S. person generally will recognize gain or loss on a share-by-share basis equal to the difference between (1) the sum of the amount of cash and the fair market value of property, if any, distributed to the stockholder with respect to each share, less any known liabilities assumed by the stockholder or to which the distributed property (if any) is subject, and (2) the stockholder’s adjusted tax basis in each share of our common stock. A liquidating distribution pursuant to the Plan of Dissolution may occur at various times and in more than one tax year. Any loss generally will be recognized by a stockholder only in the tax year in which the stockholder receives our final liquidating distribution, and then only if the aggregate value of all liquidating distributions with respect to a share of our common stock is less than the stockholder’s tax basis for that share. Stockholders are urged to consult with their own tax advisors as to the specific tax consequences to them of the Dissolution pursuant to the Plan of Dissolution.
Risks Related to Our Liquidity, Financial Matters, and Our Common Stock
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical conflict in and around Ukraine, Israel, the broader Middle East, and other areas of the world. Our business, financial condition, and results of operations may be materially adversely affected by the negative impact on the global economy and capital markets resulting from these geopolitical conflicts or other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and conflict in and around Ukraine, Israel, the broader Middle East, and other areas of the world. Although the length and impact of the ongoing military conflict is highly unpredictable, these conflicts have led to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain disruptions. Russian military actions and the resulting sanctions could further adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds.
The extent and duration of the military action, sanctions, and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.

Our operating results and liquidity needs could be affected negatively by global market fluctuations and economic downturns.
Our operating results and liquidity could be affected negatively by global economic conditions generally, both in the U.S. and elsewhere around the world, including but not limited to that related to geopolitical conflict in and around Ukraine, Israel, the broader Middle East, and other areas of the world, global IT threats, and rising interest rates. Domestic and international equity and debt markets are experiencing and may in the future experience heightened volatility and turmoil based on domestic and international economic conditions and concerns. In the event these economic conditions and concerns continue or worsen and the markets remain volatile, or an economic recession, our operating results and liquidity could be affected adversely by those factors in many ways, making it more difficult for us to operate, and our stock price may decline.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations, financial condition, and results of operations.
Actual events involving limited liquidity, defaults, non-performance and/or other adverse developments that affect financial institutions, transactional counterparties, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.
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
Our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations, including but not limited to our employee payroll obligations, could be significantly impaired (and delayed) by factors that affect us, the financial institutions with which we have relationships, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit, or liquidity agreements or arrangements, the loss of uninsured deposits, disruptions or instability in the financial services industry or financial markets, inability or refusal by Government Insurers to provide additional protections, or concerns or negative expectations about the prospects for companies in the financial services industry.
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
The market price of our common stock has been subject to significant fluctuations. Market prices for securities of biotechnology and other life sciences companies historically have been particularly volatile and subject to large daily price swings. In addition, there has been limited liquidity in the trading market for our securities, which may adversely affect stockholders and we are facing a delisting by Nasdaq as previously disclosed. Some of the factors that may cause the market price of our common stock to continue to fluctuate include, but are not limited to:
•the outcome of a stockholder vote on our Dissolution and Plan of Dissolution;
•the payment of any distribution to stockholders as part of the Dissolution of our outstanding common stock continues to be listed on Nasdaq or any other exchange at the time or following the distribution;
•material developments in, or the conclusion of, any litigation to enforce or defend any intellectual property rights or defend against the intellectual property rights of others;
•our inability to satisfy the listing requirements of The Nasdaq Capital Market and the impact that may result from our failure to address current and avoid future deficiencies, and if we are delisted by Nasdaq as already initiated and stayed through the hearing scheduled for December 21, 2023; and
•the entry into, or termination of, or breach by us or our partners of material agreements, including key commercial partner or licensing agreements.
Moreover, the stock markets in general have experienced substantial volatility in our industry, especially for microcap biotechnology companies, and such volatility has often been unrelated to the operating performance of individual companies or a certain industry segment, such as the ongoing reaction of global markets to geopolitical conflicts and other economic disruptions or concerns, including inflation and interest rate increases. These broad market fluctuations may also adversely affect the trading price of our common stock.
In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our reputation and could expose us to liability or negatively impact our business, financial condition, and operating results.
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
Our current expectation is that we will retain any future earnings to maximize intended distributions of all remaining cash to stockholders, pending stockholder approval of the Dissolution and the Plan of Dissolution.
Our ability to use our net operating loss carryforwards and other tax assets to offset future taxable income may be subject to certain limitations.
As of December 31, 2022, we had approximately $454.5 million of federal and $444.4 million of state net operating loss (“NOL”) carryforwards available to offset any future taxable income, of which $210.3 million will carryforward indefinitely and the remainder will expire in varying amounts beginning in 2023 for federal and state purposes if unused. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Under the U.S. Tax Cuts and Jobs Acts, U.S. federal NOLs incurred in 2018 and later years may be carried forward indefinitely, but our ability to utilize such U.S. federal NOLs to offset taxable income is limited to 80% of the current-year taxable income. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986 and corresponding provisions of state law, if a corporation undergoes an “ownership change” (which is generally defined as a greater than 50 percentage points change (by value) in its equity ownership over a rolling three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We have not determined whether we have experienced Section 382 ownership changes in the past and if a portion of our NOLs is therefore subject to an annual limitation under Section 382. Therefore, we cannot provide any assurance that a change in ownership within the meaning of the Internal Revenue Code of 1986 and corresponding provisions of state law has not occurred in the past, and there is a risk that changes in ownership could have occurred. We may experience ownership changes as a result of subsequent changes in our stock ownership, which may be outside of our control. In that case, the ability to use NOL carryforwards to offset any future taxable income will be limited following any such ownership change and could be eliminated. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance on our financial statements.
Risks Related to Legal, Regulatory, and Compliance Matters
Our business and operations would suffer in the event of system failures, illegal stock trading or manipulation by external parties, cyber-attacks, or a deficiency in or exploitation of our cyber-security.
We rely on cloud-based software to provide the functionality necessary to operate our company, utilizing what is known as “software as a service” (“SaaS”). SaaS allows users like us to connect to and use cloud-based applications over the Internet, such as email, calendaring, and office tools. SaaS provides us with a complete software solution that we purchase on a subscription basis from a cloud service provider. Despite our efforts to protect confidential and sensitive information from unauthorized disclosure across all our platforms, and similar efforts by our cloud service provider(s) and our other third-party contractors, consultants, and vendors, whether information technology (“IT”) providers or otherwise, including but not limited to law firms accountants, and government regulators, this information, and the systems used to store and transmit it, are vulnerable to damage from computer viruses, unauthorized access, computer hacking or breaches, natural disasters, epidemics and pandemics, terrorism, war, labor unrest, and telecommunication and electrical failures. The risk of a security breach or disruption, particularly through cyber-attacks or cyber-intrusion, or other illegal acts, including by computer hackers, foreign governments, and cyber-terrorists, has generally increased as the number, intensity, and sophistication of attempted attacks and intrusions from around the world have increased. Other emerging threats we face include: phishing, account takeover attacks, data breach or theft (no matter where the data are stored), loss of control, especially in SaaS applications, over which users have access to what data and level of access, new malware, zero-day threats, and threats within our own organization. In addition, malicious cyber actors may increase malware and ransom campaigns and phishing emails targeting teleworkers as well as company systems, global conflicts like with Ukraine, Israel, and the broader Middle East, or other world trends and events, which exposes us to additional cybersecurity risks, or may try to illegally obtain material inside information to manipulate our stock price. If such an event were to occur and cause interruptions in our operations, or substantial manipulation of our stock price, it could result in a material disruption of our business operations. In addition, since we have sponsored clinical trials, any breach that compromises patient data and identities, thereby causing a breach of privacy, could generate significant reputational damage and legal liabilities and costs to recover and repair. For example, the loss or theft of clinical trial data from completed clinical trials could result in stock manipulation and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur liability or suffer from stock price volatility or decline.
We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
We face an inherent risk of product liability or similar causes of action as a result of the clinical testing (and use) of our product candidates or product candidates we have previously sub-licensed, sold, and/or assigned. This risk exists even if a product is manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our products and product candidates, past and present, are designed to affect important bodily functions and processes. Any side effects, manufacturing defects, misuse, or abuse associated with our product candidates could result in actual or perceived injury to a patient that may or may not be reversible or potentially even cause death. We cannot offer any assurance that we will not face product liability or other similar suits in the future or that we will be successful in defending them, nor can we assure that our insurance coverage will be sufficient to cover our liability under any such cases.
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
•impairment of our business reputation;
•substantial costs of any related litigation or similar disputes;
•distraction of management’s attention and other resources; or
•substantial monetary awards to patients or other claimants against us that may not be covered by insurance.
Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated side effects. Our insurance coverage may not be sufficient to cover all of our product liability-related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, restrictive, and narrow, and, in the future, we may not be able to maintain adequate insurance coverage at a reasonable cost, or through self-insurance, in sufficient amounts or upon adequate terms to protect us against losses due to product liability or other similar legal actions. A successful product liability claim or series of claims brought against us could, if judgments exceed our insurance coverage, decrease our cash, expose us to liability and harm our business, financial condition, and operating results and lessen the amount, timing and number of any distributions to stockholder pursuant to the Plan of Dissolution.
We are and may be subject to strict healthcare laws, regulation, and enforcement, and our failure to comply with those laws could expose us to liability or adversely affect our business, financial condition, and operating results.

Certain federal and state healthcare laws and regulations pertaining to patients’ rights and privacy, as well as other rights and obligations, are and may be applicable to our business. We are subject to regulation by the federal government and the states where we or our partners conduct business. The healthcare laws and regulations that may affect our ability to operate include: the Federal Food, Drug and Cosmetic Act, as amended; Title 21 of the Code of Federal Regulations Part 202 (21 CFR Part 202); and civil monetary penalty laws; federal and state disclosure laws; the Foreign Corrupt Practices Act as it applies to activities both inside and outside of the U.S.; and state law equivalents of many of the above federal laws.
Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, healthcare reform legislation has strengthened these laws.
Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses, fluctuation in our stock price, and divert our management’s attention from the operation of our business and result in reputational damage. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil, and criminal penalties, damages, including punitive damages, fines, disgorgement, individual imprisonment or corporate criminal liability, and injunctions, any of which could expose us to liability and could adversely affect our business, financial condition, and operating results.
Our employees, independent contractors, consultants, vendors, and any partners with which we may collaborate or have collaborated may engage or may have engaged in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.
We are exposed to the risk that our employees, officers, directors, independent contractors, consultants, advisors, vendors, and any partners with which we may collaborate or have collaborated may engage or may have engaged in fraudulent or other illegal or unethical activity. Misconduct by these persons could include intentional, reckless, gross, or negligent misconduct or unauthorized activity that violates: laws or regulations, including those laws requiring the reporting of true, complete, and accurate information to the FDA or foreign regulatory authorities; manufacturing standards; federal, state and foreign laws on data and patient privacy; anticorruption laws, securities laws, and/or laws that require the true, complete and accurate reporting of financial information or data, books, and records. If any such or similar actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal, and administrative and punitive penalties, damages, monetary fines, contractual damages, reputational harm, and injunctions, any of which could expose us to liability and adversely affect our business, financial condition, and operating results and implement the Dissolution and Plan of Dissolution.
We incur costs and demands upon management because of complying with the laws and regulations affecting public companies.
We incur significant legal, accounting, and other expenses and management demands to operate as a public company, including costs associated with public company reporting and other SEC requirements, and Nasdaq listing requirements and regarding defending the current efforts by Nasdaq staff to delist the Company. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act, and rules implemented by the SEC and Nasdaq. These rules and regulations have, and are expected to continue to, increase our legal and financial compliance costs and make some activities more time-consuming and costly. These rules and regulations may also make it expensive for us to operate our business and implement the Dissolution and Plan of Dissolution.

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
The patent application process, also known as patent prosecution, is expensive and time-consuming, and we and our licensors and licensees may not be able to prepare, file, and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner in all the countries that may be desirable. Therefore, any of our patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Moreover, our competitors independently may develop equivalent knowledge, methods, and know-how or discover workarounds to our patents that would not constitute infringement. Our partners or licensees may inappropriately take or use our intellectual property and/or confidential information to infringe our patents or otherwise violate their contractual obligations to us related to the protection of our intellectual property. Any of these outcomes could impair our ability to enforce the exclusivity of our patents effectively, which may have an adverse impact on our business, financial condition, and operating results.
Due to constantly shifting global legal standards relating to patentability, validity, enforceability, and claim scope of patents covering pharmaceutical inventions, our ability to protect patents in any jurisdiction is uncertain and involves complex legal and factual questions, especially across countries. Accordingly, rights under any applicable patents that apply to us may not cover our product candidates or may not provide us with sufficient protection for our product candidates to afford a sustainable commercial advantage against competitive products or processes, including those from branded and generic pharmaceutical companies. In addition, we cannot guarantee that any patents or other intellectual property rights will be issued from any pending or future patent or other similar applications related to us. Even if patents or other intellectual property rights have issued or will issue, we cannot guarantee that the claims of these patents and other rights are or will be held valid or enforceable by the courts or other legal authorities, through injunction or otherwise, or will provide us with any significant protection against competitive products or otherwise be commercially valuable to us in every country of commercial significance that we may target, or that a legislative or executive branch of government will not alter the rights and enforceability thereof at any time.
Competitors in the therapeutic areas of our strategic focus have created a substantial amount of prior art, including scientific publications, abstracts, posters, presentations, patents and patent applications, and other public disclosures, including on the Internet and various social media. Our ability to protect valid and enforceable patents and other intellectual property rights depends on whether the differences between our proprietary technology and the prior art allow our technology to be patentable over the prior art. We do not have outstanding issued patents covering all the recent developments in our technology and are unsure of the patent protection that we will be successful in securing, if any. Even if the patents do issue successfully, third parties may design around or challenge the validity, enforceability, or scope of such issued patents or any other issued patents or intellectual property that apply to us, which may result in such patents and/or other intellectual property being narrowed, invalidated, or held unenforceable. If the breadth or strength of protection provided by the patents and other intellectual property we hold or pursue with respect to our product candidates is challenged, regardless of our future success, it could dissuade companies from collaborating with us to develop, or threaten our ability to commercialize or finance, our product candidates.
The laws of some foreign jurisdictions do not provide intellectual property rights to the same extent or duration as in the U.S., and many companies have encountered significant difficulties in acquiring, maintaining, protecting, defending, and especially enforcing such rights in foreign jurisdictions. If we encounter such difficulties in protecting, or are otherwise precluded from effectively protecting, our intellectual property in foreign jurisdictions, our business could be substantially harmed, especially internationally.
Patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed, with patent term extensions granted in certain instances to compensate for part of the period in which the drug was under development and could not be commercialized while under the patent. Without patent protection for our product portfolio, our product candidates may be subject to competition from generic versions of these assets.
Proprietary trade secrets, unpatented know-how, and confidential information are also important to our business. Although we have taken steps to protect our trade secrets, unpatented know-how, and confidential information by entering into confidentiality and nondisclosure agreements with third parties and intellectual property protection agreements with officers, directors, employees, and certain consultants and advisors, there can be no assurance that binding agreements will not be breached or enforced by courts or other legal authorities, that we would have adequate remedies for any breach, including injunctive and other equitable relief, or that our trade secrets, unpatented know-how, and confidential information will not otherwise become known, be inadvertently disclosed by us or our agents and representatives, or be independently discovered by our competitors. If trade secrets are independently discovered, we would not be able to prevent their use, and if we and our agents or representatives inadvertently disclose trade secrets, unpatented know-how, and/or confidential information, we may not be allowed to retrieve the inadvertently disclosed trade secret, unpatented know-how, and/or confidential information and maintain the exclusivity we previously enjoyed.
Obtaining and maintaining our protection for our intellectual property rights, including but not limited to patents, trademarks, and copyrights, depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent and similar agencies, and our protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance, validation, and annuity fees on any issued intellectual property rights are due to be paid to the U.S. Patent and Trademark Office (“USPTO”) and equivalent foreign agencies in several stages over the lifetime of the intellectual property right, such as but not limited to a patent or trademark. The USPTO and various equivalent foreign governmental agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the application process to protect and register the intellectual property right. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the right or application to obtain the right, resulting in partial or complete loss of rights in the relevant jurisdiction just for failure to know about and/or timely pay such fee(s). Noncompliance events that could result in abandonment or lapse of an intellectual property right or application for such a right include failure to respond to official actions within prescribed time limits, non-payment of fees in prescribed time periods, and failure to properly legalize and submit formal documents in the format and style the country requires. If we or our licensors fail to maintain the intellectual property rights that have been granted for or are pending as to our product candidates for any reason, our competitors or others might be able to enter the market, which could have an adverse effect on our business, financial condition, and operating results.
In addition, countries continue to increase the fees that are charged to acquire, maintain, and enforce intellectual property rights, which may become prohibitive to initiate or continue paying in certain circumstances.
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

We have entered into in-license and in some cases, out-license or assignment arrangements with respect to all of our product candidates. These agreements impose various diligence, milestone, royalty, insurance, reporting, and other rights and obligations for and on us. If we fail to comply with certain of these obligations, the respective licensors may have the right to terminate or modify the license or trigger other more disadvantageous contract clauses, including but not limited to our inability to further develop any of our licensed product candidates. The loss of such rights could expose us to liability and potentially even litigation and could materially adversely affect our business, financial condition, and operating results.
Numerous U.S. and foreign-issued patents and pending patent applications owned by third parties exist in the fields relating to our product candidates. As the biotechnology and pharmaceutical industries expand and more patents and other intellectual property rights are issued, the risk increases that others may assert that our product candidates, technologies, or methods of delivery or use(s) infringe their patent or other intellectual property rights. Moreover, it is not always clear to industry participants, including us, which patents and other intellectual property rights cover various drugs, biologics, drug delivery systems and formulations, manufacturing processes, or their methods of use, and which of these patents or other rights may be valid and enforceable. Thus, because of the large number of patents issued and patent applications filed in our fields across many countries, there may be a risk that third parties may allege they have patent or other rights encompassing our product candidates, technologies, or methods.
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
We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates or proprietary technologies infringe such third parties’ intellectual property rights, including litigation resulting from filing in the U.S. under Paragraph IV of the Hatch-Waxman Act or other countries’ laws similar to the Hatch-Waxman Act. These lawsuits could claim that there are existing patent or other intellectual property rights for such drug, and this type of litigation can be costly and could adversely affect our operating results and divert the attention of managerial and technical personnel, even if we do not infringe such patents or the patents asserted against us, or any other intellectual property rights of a third party, are ultimately established as invalid. There is a risk that a court or other legal authority would decide that we are infringing the third party’s patents or other intellectual property and would order us to stop the activities covered by the patents or these other rights. In addition, there is a risk that a court or other legal authority will order us to pay the other party significant damages for having violated the other party’s patents or intellectual property rights.
Because we rely on certain third-party licensors, licensees, assignees, and partners around the world, if one of our licensors, licensees, assignees, or partners is sued for infringing a third party’s intellectual property rights, this could expose us to liability, and our business, financial condition, and operating results could suffer in the same manner as if we were sued directly. In addition to facing litigation risks, we have agreed to indemnify certain third-party licensors, licensees, assignees, and partners against claims of infringement caused by our proprietary technologies, and we have entered into cost-sharing agreements with some of our licensors, licensees, assignees, and partners that could require us to pay some of the costs of patent or other intellectual property rights litigation brought against those third parties whether or not the alleged infringement is caused by our proprietary technologies or in-licensed technologies. In certain instances, these cost-sharing agreements could also require us to assume greater responsibility for infringement damages than would be assumed just on the basis of our technology.
The occurrence of any of the foregoing could expose us to liability or adversely affect our business, financial condition, and operating results at any time.
General Risk Factors
Provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws may discourage another company from acquiring us or some or all of our assets and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of Delaware law and our restated certificate of incorporation and amended and restated bylaws may discourage, delay, or prevent a merger, reverse merger, licensing, acquisition, or other strategic transaction that our stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove the sole member of our Board. These provisions include, but are not limited to:
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
Although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our Board, they would apply even if an offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it difficult for stockholders to replace the sole member of our Board, which is responsible for appointing the members of our management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC’s rules).

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Form	Date of Filing	Exhibit Number	Filed Herewith
2.1	Plan of Dissolution of Fresh Tracks Therapeutics, Inc.	8-K	9/19/2023	2.1
3.1	Amended and Restated Certificate of Incorporation, as amended through September 6, 2022	8-K	9/8/2022	3.2
3.2	Amended and Restated Bylaws, effective as of September 18, 2023				×
10.1	Amendment No. 1 to Asset Purchase Agreement, dated as of July 21, 2023, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc., Botanix SB Inc., and Botanix Pharmaceuticals Limited	8-K	7/21/2023	10.1
10.2	Second Amendment to Rights Agreement, dated as of July 21, 2023, by and among Fresh Tracks Therapeutics, Inc., Brickell Subsidiary, Inc., and Bodor Laboratories, Inc.	8-K	7/21/2023	10.2
10.3	Separation and Release Agreement, dated as of October 3, 2023, by and between Fresh Tracks Therapeutics, Inc. and Andrew D. Sklawer	8-K	10/10/2023	10.1
10.4	Consulting Agreement, dated as of October 3, 2023, by and between Fresh Tracks Therapeutics, Inc. and Yonder Partners, LLC	8-K	10/10/2023	10.2
10.5	Separation and Release Agreement, dated as of October 3, 2023, by and between Fresh Tracks Therapeutics, Inc. and David R. McAvoy				×
10.6	Consulting Agreement, dated as of October 3, 2023, by and between Fresh Tracks Therapeutics, Inc. and McAvoy Law LLC				×
10.7	Separation and Release Agreement, dated as of September 1, 2023, by and between Fresh Tracks Therapeutics, Inc. and Deepak Chadha				×
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended				×
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				×
101.INS	Inline XBRL Instance Document				×
101.SCH	Inline XBRL Taxonomy Extension Schema Document				×
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				×
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				×

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	×
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	×
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	×
__________________

*	This certification is being furnished pursuant to 18 U.S.C. Section 1350 and is not being filed for purposes of Section 18 of the Exchange Act and is not to be incorporated by reference into any filing of the Registrant, whether made before or after the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

Fresh Tracks Therapeutics, Inc.

Date: November 13, 2023	By:	/s/ Albert N. Marchio, II
Albert N. Marchio, II Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)